Form 10-Q
period 1997-06-30
ALLSTAR SYSTEMS INC
filed 1997-08-06
CIK 1020017

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 333-09789


                              ALLSTAR SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                       76-0062751
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)

         6401 SOUTHWEST FREEWAY
           HOUSTON, TEXAS 77074
(Address of principal executive offices)  (Zip code)

                                 (713) 795-2000
               (Registrant's telephone number including area code)

                                 Not applicable
(Former name, former address, and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ____ No ____

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                    Outstanding

Common Stock $.01 par value per share    As of August 4, 1997, 4,440,125 shares
                                         outstanding

                              Allstar Systems, Inc.

                                Table of Contents




Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheet

                  Consolidated Statements of Income

                  Consolidated Statements of Cash Flows

                  Notes To Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                       December 31,  June 30,
                                                           1996        1997
                                                                   (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents

         Restricted cash                                 $    94   $ 1,529

         Cash                                                135       867
                                                         -------   -------
              Total cash and cash equivalents                229     2,396

     Accounts receivable - trade, net                     16,517    19,981

     Accounts receivable - affiliates                        140       601

     Inventory                                             4,862     4,382

     Deferred taxes                                          350       160

     Deferred offering costs                                 412       512

     Other current asset                                     174       164
                                                         -------   -------
              Total current assets                        22,684    28,196

Property and equipment                                     1,644     1,517

Other assets                                                 392        52
                                                         -------   -------
Total                                                    $24,720   $29,765
                                                         =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Notes payable                                       $ 9,975   $11,751

     Accounts payable                                      7,157     9,266

     Accrued expenses                                      2,759     3,073

     Income taxes payable                                    206       421

     Deferred service revenue                                296       205
                                                         -------   -------
              Total current liabilities                   20,393    24,716

Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares
         authorized, no shares issued
     Common stock:
         $.01 par value, 50,000,000 shares authorized,
         2,675,000 shares issued and outstanding              27        27

     Additional paid in capital                            1,479     1,479

     Retained earnings                                     2,821     3,543
                                                         -------   -------
              Total stockholders' equity                   4,327     5,049
                                                         -------   -------
Total                                                    $24,720   $29,765
                                                         =======   =======



                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                 Three Months Ended June 30,
                                                    1996          1997

Total Revenue                                  $   32,202   $   32,239

Cost of sales and services                         28,234       27,312
                                               ----------   ----------
Gross Profit                                        3,968        4,927

Selling, general and administrative expenses        2,992        3,839
                                               ----------   ----------
Operating income                                      976        1,088

Interest expense and other                            285          309
                                               ----------   ----------
Income before provision for income taxes              691          779

Provision for income taxes                            223          310
                                               ----------   ----------
Net income                                     $      468   $      469
                                               ==========   ==========

Net income per share                           $     0.17   $     0.17
                                               ==========   ==========

Weighted average shares outstanding             2,675,000    2,675,000
                                               ==========   ==========

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands,)
                                   (Unaudited)
                                                     Six months  Six Months
                                                       ended       ended
                                                       June30,    June 30,
                                                        1996        1997

Net income                                           $   607    $   722

Adjustments to reconcile net income to net cash
     provided by (used in) operating activities
     Gain of disposal of assets                         --         --

     Depreciation and amortization                       179        252

     Deferred taxes                                      (12)       190

Changes in assets and liabilities that
     provided (used) cash:
     Accounts receivable - trade, net                    768     (3,464)

     Accounts receivable - affiliates                    104       (121)

     Inventory                                        (1,431)       480

     Deferred offering costs                            --         (100)

     Other current assets                                (23)        10

     Accounts payable                                   (765)     2,109

     Accrued expenses                                    583        314

     Income taxes payable                                256        215

     Deferred service revenue                           (136)       (91)
                                                     -------    -------

         Net cash provided by (used in) operating
              activities                                 130        516


Cash flows from investing activities:
     Capital Expenditures                               (303)      (125)

     Proceeds from sale of fixed assets                 --         --


         Net cash used in investing activities:         (303)      (125)


Cash flows from financing activities:
     Net increase (decrease) in notes payable           (375)     1,776
                                                     -------    -------

         Net cash provided by (used in) financing
              activities:                               (375)     1,776


Net increase (decrease) in cash and cash
     equivalents                                        (548)     2,167

Cash and cash equivalents at beginning of period       1,029        229
                                                     -------    -------
Cash and cash equivalents at end of period           $   481    $ 2,396
                                                     =======    =======
Supplemental disclosures of cash flow information:
     Cash paid for interest                          $   355    $   298
                                                     =======    =======
     Cash paid for taxes                             $    94    $   115
                                                     =======    =======

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Allstar Systems, Inc. and subsidiaries ("Allstar") is engaged in the sale and service of computer and telecommunications hardware and software products. During 1995 Allstar formed and incorporated Stratasoft, Inc., a wholly owned subsidiary, to create and market software related to the integration of computer and telephone technologies. In January, 1997 Allstar formed IT Staffing Inc. to provide temporary and permanent placement services of technical personnel. All operations of the business are primarily conducted from offices located in Houston and Dallas, Texas.

     A substantial portion of Allstar's sales and services are authorized under arrangements with product manufacturers and Allstar's operations are dependent upon maintaining its approved status with such manufacturers. As a result of these arrangements and arrangements with its customers, gross profit could be limited by the availability of products or allowance for volume discounts. Furthermore, net income before income taxes could be affected by changes in interest rates which underlie the credit arrangements which are used for working capital (see Note 5).

     The consolidated financial statements presented herein at June 30, 1997 and for the three-month periods ended June 30, 1996 and 1997 are unaudited; however, all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, recurring nature. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of the interim periods are not necessarily indicative of results for the full year.

     Allstar's significant accounting policies are as follows:

     PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Allstar Systems, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     INVENTORY - Inventory consists primarily of personal computers and components and is valued at the lower of cost or market with cost determined on the first-in first-out method. Management provides a reserve for inventory which may be slow-moving or obsolete.

     PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to expense when incurred, while expenditures for betterments are capitalized. Disposals are removed at cost less accumulated depreciation with the resulting gain or loss reflected in operations in the year of disposal.

     Property and equipment are depreciated over their estimated useful lives ranging from five to ten years using the straight-line method. Depreciation expense totaled $30 ,and $127 for the three months ended June 30, 1996 and 1997, respectively.

     IMPAIRMENT OF LONG-LIVED ASSETS - Effective January 1, 1996 Allstar adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("SFAS No. 121") which requires that long-lived assets be reviewed by an entity for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 in 1996 did not result in a charge to earnings in the accompanying consolidated financial statements.

     FEDERAL INCOME TAXES - Deferred taxes are provided at enacted rates for the temporary differences between the financial reporting bases and the tax bases of assets and liabilities.

     EARNINGS PER SHARE - Net earnings per share of common stock are based on the weighted average number of shares of common stock and common stock equivalents, if any, outstanding during each period. In October 1996, the Company completed a reincorporation in order to change its state of domicile to Delaware, to authorize 50,000,000 shares of $.01 par value common stock and to authorize 5,000,000 shares of $.01 par value preferred stock. The reincorporation had the effect of an 8.15-for-1 split of Allstar's common stock. All applicable share and per share data in the consolidated financial statements and related notes give effect to this reincorporation and resulting stock conversion.

     REVENUE RECOGNITION - Revenue from the sale of computer products is recognized when the product is shipped. Service income is recognized ratably over the service contract life. Revenues resulting from installations of equipment for which duration is in excess of three months are recognized using the percentage-of-completion method. The percentage of revenue recognized on each contract is based on the most recent cost estimate available. Revisions of estimates are reflected in the period in which the facts necessitating the revision become known; when a contract indicates a loss, a provision is made for the total anticipated loss. At June 30, 1996 and 1997, Allstar had no such contracts in process.

     RESEARCH AND DEVELOPMENT COSTS - Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged to expense were $14 and $31 in quarters ended June 30, 1996 and 1997, respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - Allstar's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and notes payable for which the carrying values approximate fair values given the short-term maturity of the instruments. It is not practicable to estimate the fair values of related-party receivables due to the nature of the instruments.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents include any highly liquid debt instruments with a maturity of three months or less when purchased. See Note 5 for discussion of restricted cash.

     USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     ACCOUNTING PRONOUNCEMENTS - In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") which determines compensation cost using the fair value method of accounting. Allstar has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which determines compensation cost using the intrinsic value based method of accounting. At December 31, 1996 and June 30, 1997 Allstar had no stock options or similar equity instruments outstanding (see
Note 9); accordingly, SFAS No. 123 had no effect on Allstar's consolidated financial statements or Notes thereto.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which is effective for periods ending after December 15, 1997, specifies the computation, presentation and disclosure requirements of earnings per share ("EPS") and supersedes Accounting Principles Board Opinion No. 15 ("APB No. 15"). SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS, which excludes the impact of common stock equivalents, replaces primary EPS. Diluted EPS, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully diluted EPS. Pro forma basic and diluted EPS for all historical periods presented, assuming SFAS No. 128 was effective at the beginning of each such historical period, would not be materially different than the presentations using APE No.
15.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. SFAS No. 130 and 131 are effective for periods beginning after December 15, 1997. These three statements will not have any effect on the Company's 1997 financial statements, however, management is evaluating what, if any additional disclosures may be required when these three statements are implemented.

     RECLASSIFICATIONS - The accompanying consolidated financial statements for the years presented have been reclassified to give retroactive effect to certain changes in presentation.

2.   ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following at December 31, 1996 and June 30, 1997:

                                      1996        1997

Trade                              $ 16,736    $ 20,219

Allowances for doubtful accounts       (219)       (238)
                                   --------    --------

        Total                      $ 16,517    $ 19,981
                                   ========    ========

3.   DEFERRED OFFERING COSTS

     Deferred offering costs represent amounts incurred by Allstar through December 31, 1996 in preparation of filing an offering document. If Allstar determines not to go forward with the offering, these amounts will be charged to expense at that time. (see Note 10)

4.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 1996 and June 30, 1997:

                                                             1996          1997

Equipment                                                 $   282       $   286

Computer equipment                                          1,964         2,086

Furniture and fixtures                                        294           293

Leasehold improvements                                         47            47

Vehicles                                                      105           105
                                                          -------       -------
                                                            2,692         2,817
Accumulated depreciation and amortization                  (1,048)       (1,300)
                                                          -------       -------
      Total                                               $ 1,644       $ 1,517
                                                          =======       =======

5.   CREDIT ARRANGEMENTS

     Allstar has two revolving lines of credit with a commercial finance company. This agreement, which continues in full force and effect for successive 13 month periods until terminated by 60 day written notice from either the lender or Allstar, is collateralized by substantially all of Allstar's assets and a personal guarantee of the principal stockholder of Allstar. The agreement contains restrictive covenants which, among other things, require specific ratios of revenue to working capital, total liabilities to tangible net worth and net profit after tax to revenue. The terms of the agreement also prohibit the payment of dividends, the purchase of Allstar common stock and other similar expenditures, including advances to related parties. During 1996, Allstar was not in compliance with certain of these covenants; however, the finance company waived such noncompliance through December 31, 1996 and executed amendments to the agreement to liberalize certain financial covenants. Throughout 1997, Allstar was in compliance with these less restrictive financial covenants. In April 1996 the aggregate maximum combined lines of credit were increased from $15.0 million to $20.0 million and in September 1996 were temporarily increased to $30.0 million for the period from September 1996 through February 1997, to $28.0 million during March 1997 and to $25.0 million in April 1997, thereafter returning to the stated credit line of $20.0 million. The maximum combined credit limit is subject to borrowing base limitations which are generally computed as a percentage of various classes of eligible accounts receivable and qualifying inventory (as defined). Allstar pays an annual facility fee of $18,000.

     Under the first revolving line of credit (the "Accounts Line"), outstanding principal and interest are due upon termination of the agreement. Transactions on the Accounts Line are reflected as Notes Payable in the consolidated financial statements. The Accounts Line accrues interest at the prime rate plus 2% (10.25% at December 31, 1996 and 10.50% at June 30, 1997). The agreement requires that all payments received from customers on pledged accounts receivable be applied to the outstanding balance on the Accounts Line. Accordingly, accounts receivable payments received in the amount of $94 and $1,529 at December 31, 1996 and June 30, 1997, respectively, but not yet applied to the line of credit, are shown as restricted cash in the accompanying balance sheets. The weighted average interest rate on the Accounts Line for the three months ended June 30, 1996 and 1997 was 10.25% and 10.50%, respectively.

     The second revolving line of credit (the "Inventory Line") is used by Allstar to floor plan inventory purchases. At December 31, 1996 and June 30, 1997, aggregate borrowings on the Inventory Line were $6,134 and $4,806, respectively. Interest accrues at the prime rate plus 6% (14.50% at June 30, 1997) for all outstanding balances over 30 days.

     In addition, Allstar maintains a $3.0 million credit line with another financing company to be used to floor plan inventory purchases. At December 31, 1996 and June 30, 1997, aggregate borrowings on this line were $993 and $941, respectively. Interest accrues at the prime rate, which for purposes of this agreement will not fall below 6.5%, plus 6% (14.50% at June 30, 1997) for all outstanding balances over 30 days. This agreement contains restrictive covenants which, among other things, require a specific ratio of total liabilities to tangible net worth and a minimum tangible net worth (as defined). The terms of this agreement also prohibit the payment of dividends, the purchase of Allstar common stock and other similar expenditures, including advances to related parties. During 1996, Allstar was not in compliance with certain of these covenants; however, the finance company waived such noncompliance through December 31, 1996. Throughout 1997, Allstar was in compliance with the restrictive financial covenants provided in the agreement.

     Amounts borrowed under the Inventory Line and the $3.0 million line of credit (collectively the "Floor Plan Agreements") are included in accounts payable in the consolidated financial statements. Under the Floor Plan Agreements the financing companies pay Allstar's suppliers directly and maintain a purchase money security interest in the related inventory. Allstar incurred interest expense under the Floor Plan Agreements of $27 and $13 during the three month ended June 30, 1996 and 1997, respectively. The Floor Plan Agreements require payment of interest on a monthly basis and principal on demand.

       The combined borrowing base under all credit arrangements was $18,841 and $18,273 at December 31, 1996 and June 30, 1997, respectively.

6.   INCOME TAXES

       The provision for income taxes for the three months ended June 30, 1996 and 1997 consisted of the following:

                                                            1996            1997
                                                            ----            ----
Current Provision (benefit)
   Federal                                                 $ 196            $429

   State                                                      27              41

Total current provision                                      223             470

Deferred Provision                                          (160)
                                                                            ----
         Total                                             $ 223            $310


       The total provision for income taxes during the three month ended June 30, 1996 and 1997 varied from the U.S. federal statutory rate due to the following:

                                                              1996          1997
                                                              ----          ----
Federal income tax at statutory rate                         $ 242          $273

Nondeductible expenses                                           3             4

State income taxes                                              17            26

Other                                                          (39)            7
                                                             -----          ----
         Total                                               $ 223          $310
                                                             =====          ====

       Deferred tax assets computed at the statutory rate related to temporary differences at December 31, 1996 and June 30, 1997 were as follows:

                                                  December 31     June 30,
                                                      1996          1997
Deferred tax assets:
    Accounts receivable                               $142         $ 85

    Deferred service revenue                            69           21

    Inventory                                          139           54
                                                      ----         ----
         Total deferred tax assets                    $350         $160
                                                      ====         ====


7.   ACCRUED EXPENSES

     Accrued liabilities consisted of the following as of December 31, 1996 and June 30, 1997:

                                               December, 31     June 30,
                                                   1996          1997
Sales tax payable                                 $1,309        $1,418

Accrued employee benefits, payroll and
 other related costs                                 996         1,332

Accrued interest                                     209           120

Other                                                245           203

         Total                                    $2,759        $3,073
                                                  ======        ======

8.   FRANCHISE FEES

     Allstar entered into an agreement in May 1989 whereby it became a franchise of Inacom Corp. ("Inacom"). Annual fees, amounting to 0.05% of certain gross sales, were expensed in the period incurred. Allstar obtained a waiver effective January 1, 1995 which eliminated the payment of franchise fees.

     Allstar entered into an agreement in August 1996 in which Allstar is required to purchase at least 80% of its computer products from Inacom if such are available within a reasonable period of time at reasonably competitive prices. The agreement expires on December 31, 2001 and automatically renews for successive one-year periods. A cancellation fee of $571 will be payable by Allstar in the event of non-renewal or early termination of the agreement by either party; however, Allstar does not anticipate termination to occur by either party prior to the initial termination date. Allstar is accruing this cancellation fee over the initial agreement period by an approximate $9 monthly charge to earnings. For the three months ended June 30, 1996 and 1997, Allstar charged to expense $0 and $26 related to this agreement.

9.   COMMITMENTS AND CONTINGENCIES

     Operating Leases - Allstar subleases office space from Allstar Equities, Inc. ("Equities"), a company wholly owned by the principal stockholder of Allstar. In 1996, Allstar renewed its office sublease with monthly rental payments of $31.5 in 1997 and $32 in 1998, plus certain operating expenses through December 1998. Rental expense under this agreement amounted to approximately $93 and $95 during the three months ended June 30, 1996 and 1997, respectively.

     Additionally, minimum annual rentals at December 31, 1996 on other operating leases amount to approximately $101 for 1997, $23 in 1998, $16 in 1999 and $8 in 2000. Amounts paid during the three months ended June 30, 1996 and 1997 under such agreements totaled approximately $52 and $33, respectively.

     Benefit Plans - Allstar maintains a group medical and hospitalization insurance program under which Allstar pays employees' covered health care costs. Any claims exceeding $30 per employee or a cumulative maximum of approximately $180 per year are insured by an outside insurance company. Allstar's claim and premium expense for this self-insurance program totaled approximately $16,949 for the 2nd quarter 1996 and $106,713 for the 2nd quarter 1997.

     Allstar maintains a 401(k) savings plan. All full-time employees who have completed one year of service with Allstar are eligible to participate in the plan. Allstar also has the option of making additional contributions based on net profitability. Declaration of such contributions is at the discretion of Allstar's Board of Directors. Allstar made no additional contributions to the plan for the years ended December, 1994 and 1995. In 1996 Allstar contributed $71 to the plan.

     Allstar has filed under the Internal Revenue Service Walk-in Closing Agreement Program (the "Program") to negotiate a settlement regarding the qualified status of the 401(k) savings plan in order to meet the requirements of
Section 401(a) of the Internal Revenue Code. Under the Program, any sanction amount negotiated is based upon the total tax liability which could be assessed if the plan were to be disqualified. At June 30, 1997 the Company has accrued $50 for the estimated settlement cost.

     In September 1996 Allstar adopted the 1996 Incentive Stock Plan (the "Incentive Plan") and the 1996 Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Incentive Plan, Allstar's Compensation Committee may grant up to 417,500 shares of common stock, which have been reserved for issuance, to certain key employees of Allstar. The Incentive Plan provides for the granting of incentive awards in the form of stock options, restricted stock, phantom stock, stock bonuses and cash bonuses in accordance with the provisions of the plan. Additionally, no shares may be granted after the tenth anniversary of the Incentive Plan's adoption. Allstar has reserved for issuance, under the Director Plan, 100,000 shares of common stock, subject to certain antidilution adjustments. The Director Plan provides for a one-time option by newly elected directors to purchase up to 5,000 common shares, after which each director is entitled to receive an option to purchase up to 2,000 common shares upon each date of re-election to Allstar's Board of Directors. Options granted under the Director Plan have an exercise price equal to the fair market value on the date of grant and generally expire ten years after the grant date. No incentive awards or stock options have been granted under these plans at June 30, 1997.

     On July 13, 1996, a former customer brought suit against the Company in the 152nd Judicial District Court of Harris County, Texas. The plaintiff alleges that the Company failed to provide and complete promised installation and configuration of certain computer equipment within the time promised by the Company. Based on these allegations, the plaintiff is suing for breach of contract and other statutory violations and is seeking actual monetary damages of approximately $3 million and treble damages under the Texas Deceptive Trade Practices Act. The Company is unable to estimate the range of possible recovery by the plaintiff because the suit is still in the early stages of discovery. However, the Company is vigorously defending the action.

     Allstar is party to other litigation and claims which management believes are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, Allstar believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

10.  RELATED-PARTY TRANSACTIONS

     Effective December 31, 1993, Allstar entered into a stock sale agreement whereby 65,625 shares of Allstar no par value common stock (535,000 shares of $.01 par value common stock after effect of reincorporation and conversion - see
Note 1) were sold for $1.5 million. The proceeds from the stock subscription agreement were recorded as Accounts receivable - affiliates and Additional paid-in capital at December 31, 1993. In May 1994 the subscription price was received and the shares of common stock were issued. The principal stockholder of Allstar and this minority stockholder have entered into an agreement under which the minority stockholder has the option to require the principal stockholder to repurchase these shares at an established price dependent upon the number of months held. In addition, the principal stockholder may offer to have Allstar purchase these shares; however, any such offer will not obligate Allstar to purchase such shares. Upon completion of a public offering of Allstar common stock the option to require the principal shareholder to purchase the shares becomes inoperative. In addition Allstar is obligated, under a consulting agreement with the minority shareholder, to pay consulting fees of $75,000 per annum.(see Note 11.)

Allstar has from time to time made payments on behalf of Equities and the Company's principal stockholders for taxes, property and equipment. Effective July 1, 1996, Allstar and its principal stockholder entered into a promissory note to repay certain advances, which were approximately $173 at July 1, 1996, in equal annual installments of principal and interest, from August 1997 through 2001. This note bears interest at 9% per year. Also effective July 1, 1996, Allstar and Equities entered into a promissory note whereby Equities would repay the balance of amounts advanced, which were approximately $387 at July 1, 1996, in monthly installments of $6.5, including interest, from July 1996 through November 1998 with a final payment of $275 due on December 1, 1998. This note bears interest at 9% per year. The principal amounts as of December 31, 1996 are classified as Accounts receivable - affiliates and Other assets - affiliates based on the repayment terms of the promissory notes. The principal amounts as of June 30, 1997 are classified as Accounts receivable - affiliates based on the expectation of repayment within one year. At December 31, 1996 and June 30, 1997, Allstar receivables from these affiliates amounted to approximately $501 and $549, respectively.

     During each of the three months ended June 30, 1996 and 1997, Allstar paid no consulting fees to a minority stockholder.

11.      EVENTS SUBSEQUENT TO JUNE 30, 1997:

On July 7, 1997, the Company successfully completed an Initial Public Offering of 1,767,500 shares of common stock and received net proceeds of $8,190 before deducting estimated offering expenses of $850. On July 29, 1997, the Company sold an additional 265,005 shares of common stock under option with the Underwriters to cover over-allotments and received proceeds of $1,448. The company used all of the proceeds to reduce short-term debt. In addition, the Company agreed to sell to the underwriters of the public offering warrants to purchase 176,750 at an exercise price of the greater of 120% of the public offering price or $9.60 per share. The purchase price of the warrants was $.01 per warrant and the purchase price was paid on July 29, 1997.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


                              ALLSTAR SYSTEMS. INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements, including the Notes thereto.

OVERVIEW

       The Company is engaged in the business of reselling computer hardware and software products and providing related services. In addition, the Company derives revenue from providing IT Services to purchasers of Computer Products and other customers. The Company operates from offices in Houston and Dallas, Texas. In 1994, the Company began offering Telecom Systems in its Houston office and during the quarter ended June 30, 1997 commenced offering Telecom Systems in its Dallas office. In the fourth quarter of 1995, the Company acquired and began marketing CTI Software. To date, most of its revenue has been derived from Computer Products sales. During the quarter ended June 30, 1997, Computer Products totaled 85.5% of revenues while IT Services, Telecom Systems and CTI Software totaled 8.7%, 4.0% and 1.8% of revenues, respectively.

         The Company's Computer Products division sells a wide variety of computer hardware and software products available from over 600 manufacturers and suppliers. The Company's products include desktop and laptop computers, monitors, printers and other peripheral devices, operating system and application software, network products and mid-range host and server systems. The Company is an authorized reseller of products from a number of leading manufacturers of computer hardware, software and networking equipment.

         Generally, Computer Products sales are made on a purchase order basis, with few on-going commitments to purchase from its customers. On certain occasions, large "roll-out" orders are received with delivery scheduled over a longer term, such as six to nine months, while normal orders are received and delivered to the customers usually within approximately thirty days of the receipt of the order. Because of this pattern of sales and delivery, the Company normally does not have a significant backlog of computer product sales.

         IT Services are provided by the Company both in conjunction with and separately from its Computer Products sales. The Company typically prices its IT Services on a time and materials basis or under fixed fee service contracts, depending on customer preference and the level of service commitment required. In markets where the Company does not maintain branch offices, it often subcontracts for necessary technical personnel, particularly where required for larger scope or prolonged duration contracts. The Company's IT Services include information systems support, authorized warranty service, hardware repair and maintenance services, complex network diagnostic services, end user support services and software diagnostic services. The Company also offers complete outsourcing of a customer's computer and network management and technical support needs on a contract basis. In addition, the Company provides temporary and permanent staffing services.

         To support and maintain the quality of these services and to maintain vendor accreditation necessary to resell and service its significant product lines, the Company's technical staff participate in various certification and authorization programs sponsored by hardware manufacturers and software suppliers. The Company's ability to attract and retain qualified professional and technical personnel is critical to the success of its IT Services business. The most significant portion of the costs associated with the delivery of IT Services are of personnel costs. Therefore, in order to be successful, the Company's billable rates must be in excess of the personnel costs and its margin is dependent upon maintaining high utilization of its service personnel. In addition, the competition for high quality personnel has generally intensified causing the Company's, along with other IT Service providers, personnel costs to increase. The Company's costs of goods and services includes the personnel costs of its billable technical staff.

         While the Company has service contracts with its larger customers, many of these contracts are project based or are terminable on relatively short notice.

         Through the Telecom Systems division, the Company markets, installs and services business telephone systems, including large PBX systems and smaller "key systems"', along with a variety of related products including hardware and software products for data and voice integration, wide area connectivity and telephone system networking, wireless communications and video conferencing. The Company has historically operated Telecom Systems only from its Houston office. During the second quarter of 1997, the Company commenced operations of Telecom Systems in its Dallas office.

         The Company develops and markets proprietary CTI Software, which integrates business telephone systems and networked computer systems, under the trade name "Stratasoft." Basic products offered by the Company are typically customized to suit a customer's particular needs and are often bundled with computer hardware supplied by the Company at the customer's request. Stratasoft products include software for call center management, both in-bound and out-bound, as well as interactive voice response software.

         The Company believes that each of its four separate businesses are complementary to each other and allow the Company to offer a broader range of integrated products and services in order to satisfy its customers' information and communication technology requirements than many of its competitors. The Company's strategy is to maintain and expand its relationships with its customers by satisfying a greater portion of these requirements.

       The Company's gross margin varies substantially between each of its businesses. The Company's Computer Products sales produced a gross margin ranging from 10.3% to 10.4% over the three year period ended December 31, 1996, due to the commodity nature of Computer Products market. The gross margin for IT Services, which reflects direct labor costs, has ranged from 30.4% to 40.9% over the same period. This variation is primarily attributable to the pricing and the mix of services provided, and to the level of direct labor as a component of cost during any given period. The gross margin for Telecom Systems, which includes both product sales and services, has varied between 23.0% and 42.7% since the Company entered the Telecom Systems market in 1994. The gross margin for CTI Software was 40.2% in 1996.

         The Company's overall gross margin has ranged between 12.3% and 13.3% for the three year period ended December 31, 1996. During any period, overall gross margin may vary significantly because of the mix of the various products and services revenues realized by the Company during any such period. While the Company endeavors to strengthen its computer products sales on a continuing basis, the Company is endeavoring to grow its higher margin products and services at a higher rate than Computer Products thereby increasing its overall gross margins.

       Manufacturers of many of the computer products resold by the Company have consistently reduced unit prices near the end of a product's life cycle, most frequently following the introduction of newer, more advanced models. While the major manufacturers of computer products have a policy of providing price protection to resellers when prices are reduced, on occasion, and particularly during 1994, manufacturers introduced new models of their products and then reduced the price of, or discontinued, the older models without price protection. In these instances, the Company often sells the older models at reduced prices, which adversely affects gross margin.

       A significant portion of Company's selling, general and administrative expenses relate to personnel costs, some of which are variable and others of which are relatively fixed. The Company's variable personnel costs are substantially comprised of sales commissions, which are typically calculated based upon the Company's gross profit on a particular sales transaction and thus generally fluctuate with the Company's overall gross profit. The remainder of the Company's selling, general and administrative expenses are relatively more fixed and, while still somewhat variable, do not vary with increases in revenue as directly as do sales commissions.

       Inacom Corp. ("Inacom") is the largest supplier of products sold by the Company. Purchases from Inacom accounted for approximately 46.4%, 36.6% and 57.0% of the Company's total product purchases in 1994, 1995 and 1996, respectively. In August 1996, the Company renewed its long-term supply arrangement with Inacom and agreed to purchase at least 80% of its Computer Products from Inacom, but only to the extent that such products are made available within a reasonable period of time at reasonably competitive pricing. Inacom does not carry certain product lines sold by the Company and Inacom may be unable to offer reasonable product availability and reasonably competitive pricing from time to time on those product lines that it carries. The Company thus expects that less than 80% of its total purchases will be made from Inacom, and that any increase or decrease over historical levels in the percentage of products it purchases from Inacom under the new Inacom agreement will not have any material impact on the Company's results of operations.

       The Company manages its inventory in order to minimize the amount of inventory held for resale and the risk of inventory obsolescence and decreases in market value. The Company attempts to maintain a level of inventory required to reach only its near term delivery requirements by relying on the ready availability of products from its principal suppliers. Manufacturers of the Company's major products generally provide price protection, which reduces the Company's exposure to decreases in prices. In addition, its suppliers generally allow for returns of excess inventory, which, on a limited basis, are made without material restocking fees.

       This Form 10-Q contains forward looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements. Such forward looking statements include risks and uncertainties. Such risks and uncertainties, many of which are not within the control of the Company, may cause the actual results to differ materially from the results discussed in the forward looking statements, including, but not limited to, the Company's ability to execute and implement its plans and strategies and /or control the economic environment in which the Company it operates.

The following table sets forth, for the periods indicated, certain financial data derived from the Company's consolidated statements of operations and indicates the percentage of total revenue for each item.

RESULTS OF OPERATIONS (Unaudited)
(In thousands, except share and per share amounts)

                                                Three months ended June 30,
                                                1996             1997
                                               Amount     %     Amount      %
Revenue(1)
     Computer Products                        $29,044    90.2% $27,567    85.5%
     IT Services                                1,800     5.6    2,791     8.7
     Telecom Systems                            1,009     3.1    1,284     4.0
     CTI Software                                 349     1.1      597     1.8
         Total revenue                         32,202   100.0   32,239   100.0
Gross Profits
     Computer Products                          2,706     9.3    3,001    10.9
     IT Services                                  641    35.6    1,268    45.4
     Telecom Systems                              435    43.1      333    26.0
     CTI Software                                 186    53.3      325    54.4
         Total gross profit                     3,968    12.3    4,927    15.3

Selling, general and Administrative expense     2,992     9.3    3,839    11.9
Operating income                                  976     3.0    1,088     3.4
Interest Expense (net of other income)            285      .9      309     1.0
Income before provision for income taxes          691     2.1      779     2.4
Provision (benefit) for income taxes              223      .7      310     1.0
Net income                                    $   468     1.4  $   469     1.4

Earnings per share                            $  0.17       $     0.17
Weighted average shares outstanding         2,675,000        2,675,000

(1) Percentages shown are percentages of total revenue, except gross profit percentages which represent gross profit by each business unit as a percentage for each such unit.

       TOTAL REVENUE. All of the Company's business units, except Computer Products, increased revenues over the prior year's comparable period. Total revenue increased by $37,000 (.1%) and remained substantially unchanged at $32.2 million in 1996 compared to $32.2 million in 1997. The absence of growth from the prior period results from the Company not fully replacing a large "roll-out" sale which occurred during 1996. This Computer Products sale was approximately $6 million or 19% of 1996 revenues. Excluding the impact of this order, total revenues would have increased by approximately 18.8% over 1996. Revenue from Computer Products decreased by $1.5 million (5.1%) from $29.0 million in 1996 to $27.6 million in 1997. Revenue from Computer Products as a percentage of total revenue decreased 4.7% from 90.2% in 1996 to 85.5% in 1997. Revenue from IT Services increased $991,000 (55.1%) from $1.8 million in 1996 to $2.8 million in 1997 because of the expansion of its sale force and billable technical staff, together with an emphasis on higher level service offerings to the Company's customers. Revenue from IT Services as a percentage of total revenue increased from 5.6% in 1996 to 8.7% of total revenues in 1997. Revenue from Telecom Systems increased by $275,000 (27.3%) from $1.0 million in 1996 to $1.3 million in 1997. The increase in Telecom Systems revenue was primarily the result of hiring additional sales personnel and expanding marketing efforts, which resulted in the addition of new customers. Revenue from Telecom Systems as a percentage of total revenue increased from 3.1% in 1996 to 4.0% in 1997. CTI Software revenue increased by $248,000 (71.1%) from $349,000 in 1996 to $597,000 in 1997. The growth in CTI Software revenues was primarily due to increased marketing efforts which resulted in the addition of new customers. Revenue from CTI Software, as a percentage of total revenue, increased from 1.1% in 1996 to
1.8 % in 1997.

       GROSS PROFIT. Gross profit increased by $959,000 (24.2%) from $4.0 million in 1996 to $4.9 million in 1997, while gross margin increased from 12.3% in 1996 to 15.3% in 1997. The gross margin for Computer Products increased from 9.3% in 1996 to 10.9% in 1997, which was primarily the result of the absence of large "roll-out" type transactions, which typically produce lower gross margin, in 1997. The gross profit from IT Services increased 97.8% from $641,000 in 1996 to $1.3 million in 1997. Gross margin increased from 35.6% in 1996 to 45.4% in 1997. This increase in gross margin was primarily attributable to the replacement of less profitable IT Services business with more profitable business from new and existing IT Services customers. In 1996 the Company commenced the implementation of a program to replace less profitable hardware maintenance and repair services with a variety of services that were expected to generate higher gross margins. This program resulted in the elimination of certain IT Services customer relationships which had been producing lower than average gross margin. The loss of this lower margin revenue was offset by revenues from new IT Services customers and from existing customers at higher gross margins. The gross margin for Telecom Systems sales decreased from 43.1% in 1996 to 26.0% in 1997, reflecting the commencement of Telecom Systems operations in the Company's Dallas office, lower product margins and higher installation costs than are normally incurred. In addition, the Company installed a large complex system in 1996 which had an unusually high margin as compared to the Company's normalized business. The gross margin for CTI Software increased from 53.3% in 1996 to 54.4 % in the 1997.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES . Selling, general and administrative expenses increased by $847,000 (28.3%) from $3.0 million in 1996 to $3.8 million in 1997. As a percentage of total revenue, selling, general and administrative expenses increased from 9.3% in 1996 to 11.9% in 1997. A portion of the increase, expressed as a percentage of total revenue, resulted primarily from the hiring of new employees in sales and sales support functions, as well as additional personnel hired for IT Services administration and financial administration functions. In addition, the Company incurred higher non-capitalized professional service fees as it prepared for a public offering of its common stock.

       OPERATING INCOME. Operating income increased by $112,000 (11.5%) from $976,000 in 1996 to $1.1 million in 1997. Operating income increased as a percentage of total revenue from 3.0% in 1996 to 3.4% in 1997.

       INTEREST EXPENSE (NET OF OTHER INCOME). Interest expense (net of other income) increased $24,000 from $285,000 during 1996 to $309,000 during 1997. This reflects a small increase in the effective interest rate paid by the Company during 1997 and higher average borrowings on the Company's lines of credit during such period.

       NET INCOME. Net income, after a provision for income taxes totaling $310,000 (reflecting an effective tax rate of 39.8% in 1997 compared to 32.3% in 1996), increased nominally by $1,000 from $468,000 in 1996 to $469,000 in 1997.
The unusually low effective tax rate in 1996 was the result of an adjustment of an excessive provision in a period prior to the quarter ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's working capital was $2.3 million and $3.5 million at December 31, 1996 and June 30, 1997, respectively. As of June 30, 1997, the Company had borrowing capacity under the Company's credit facility of $3.2 million.

CASH FLOW

       Operating activities used net cash totaling $645,000 and provided cash totaling $516,000 during the three months and the six months ended June 30, 1997, respectively. During the three months ended June 30, 1997, net cash was used in operations due primarily to increased levels of trade accounts receivables which more than offset net income, lesser decreases in inventory levels and lesser increases in trade accounts payable. Operating activities provided net cash during the six months ended June 30, 1997 because the increase in trade accounts receivable was offset by net income and depreciation, increases in accounts payable and increases in other liabilities.

       Trade accounts receivable increased $2.8 million during the three month period ended June 30, 1997 and by $3.5 million during the six months ended June 30, 1997. Inventory decreased by $752,000 and $481,000 during the same periods, respectively. The increase in trade accounts receivable resulted from slower payments by the Company's customers during the second quarter of 1997. Inventory decreased because of improved inventory turnover, particularly during the second quarter of 1997. Accounts payable increased by $213,000 during the three months ended June 30, 1997 and by $2.2 million during the six months ended June 30, 1997, due principally to extension of more liberal terms from certain of the Company's suppliers and the slower payment by the Company of trade accounts payable.

       Investing activities used cash totaling $17,000 and $125,000 during the three months and six months ended June 30, 1997, respectively. The Company's investing activities that used cash during these periods were primarily related to capital expenditures. During the next twelve months, the Company expects to incur an estimated $1.0 million for capital expenditures, a majority of which is expected to be incurred for leasehold improvements and other capital expenditures in connection with the planned consolidation of its warehouse facilities into a single facility in the Dallas-Fort Worth area, the relocation of its Dallas branch office and the opening of two branch offices in Austin and San Antonio, Texas. The actual amount and timing of such capital expenditures may vary substantially depending upon, among other things, the actual facilities selected, the level of expenditures required to render the facilities suitable for the Company's purposes and the terms of lease arrangements pertaining to the facilities.

       Financing activities provided cash totaling $1.3 million and $1.8 million during the three months and six month ended June 30, 1997, respectively. The primary source of cash from financing activities each period has been borrowings on the Company's lines of credit. The lines of credit have been used principally to finance accounts receivable balances.

ASSET MANAGEMENT

       The Company had trade accounts receivable, net of allowance for doubtful accounts, of $20.0 million at June 30, 1997. The number of days' sales outstanding in trade accounts receivable was 52 days, which reflects the slowing of payment by the Company's customers during the three months ended June 30, 1997. Bad debt expense as a percentage of total revenue for the three months ended June 30, 1997 was 0.3%, which was equal to bad debt expense for the three months ended June 30, 1996. The Company's allowance for doubtful accounts, as a percentage of trade accounts receivable, was 1.3% at December 31, 1996, and 1.1% at June 30, 1997. Inventory turnover for the three months and six months ended June 30, 1997 was 21.3 times, and 20.1 times, respectively.

CURRENT DEBT OBLIGATIONS

       Historically, the Company has satisfied its cash requirements principally through borrowings under its lines of credit and through operations. The Company maintains a cash position sufficient to pay only its immediately due obligations and expenses. When the amount of cash available falls below its immediate needs, the Company requests advances under a credit facility provided by IBM Credit Corporation ("IBMCC Facility")

       The total credit available under the IBMCC Facility is currently $20.0 million, subject to borrowing base limitations which are generally computed as a percentage of various classes of eligible accounts receivable and qualifying inventory. Borrowings are available under the IBMCC Facility for floor plan financing of inventory from approved manufacturers (the "Inventory Line"'). Available credit under the IBMCC Facility, net of Inventory Line advances, is used by the Company primarily to carry accounts receivable and for other working capital and general corporate purposes (the "Accounts Line"). Borrowings under the Accounts Line bear interest at the fluctuating prime rate plus 2.0% per annum (10.5% at June 30, 1997). Under the Inventory Line, IBMCC pays the Company's inventory vendors directly, generally in exchange for negotiated financial incentives. Typically, the financial incentives received are such that IBMCC does not charge interest to the Company until approximately 30 days after the transaction is financed, at which time the Company is required to either pay the full invoice amount of the inventory purchased from corporate funds or to borrow under the Accounts Line for the amount due to IBMCC. Inventory Line advances not paid within 30 days after the financing date bear interest at the fluctuating prime rate plus 6.0%. IBMCC is permitted to fix a minimum prime rate for the IBMCC Facility of not less than the average prime rate in effect at the time the minimum prime rate is set but has not done so. IBMCC is authorized to change, on 30 days notice, the computation of the borrowing base and to disqualify accounts receivable upon which advances have been made and require repayment of such advances to the extent such disqualifications cause the Company's borrowings to exceed the reduced borrowing base. The IBMCC Facility renews for successive periods of 13 months unless either party chooses to terminate the arrangement on 60 days notice.

       The IBMCC Facility is collateralized by a security interest in substantially all of the Company's assets, including its accounts receivable, inventory, equipment and bank accounts. The Company's Chief Executive Officer and principal stockholder has personally guaranteed the Company's indebtedness to IBMCC. Collections of the Company's accounts receivable are required to be applied through a lockbox arrangement to repay indebtedness to IBMCC; however, IBMCC customarily releases a portion of the Company's daily collections to the extent that they exceed the daily estimated borrowing base. IBMCC is not obligated to continue this accommodation. If in the future IBMCC insists that all lockbox payments be applied to reduce the Company's indebtedness, the Company would be required to seek funding from IBMCC or other sources to meet substantially all of its cash needs.

       At June 30, 1997, the total indebtedness of the Company under the IBMCC Facility was $16.6 million of which $11.8 million was outstanding under the Accounts Line and $4.8 million was outstanding under the Inventory Line. The Company's remaining available credit at June 30, 1997, based on its borrowing base was approximately $3.2 million.

       The Company has a $3.0 million credit facility with Deutsche Financial Services (the "DFS Facility") for the purchase of inventory from certain suppliers. As in the case of the IBMCC Inventory Line, advances under the DFS Facility are typically interest free for 30 days after the financing date for transactions in which adequate financial incentives are received by DFS from the vendor. Within 30 days after the financing date, the full invoice amount for inventory financed through DFS is required to be paid by the Company. Amounts remaining outstanding thereafter bear interest at the fluctuating prime rate (but not less than 6.5%) plus 6.0%. DFS retains a security interest in the inventory financed. The DFS Facility is immediately terminable by either party by written notice to the other. At June 30, 1997, the amount outstanding under the DFS Facility was $940,000.

       Both the IBMCC Facility and the DFS Facility prohibit the payment of dividends unless consented to by the lender.

SUBSEQUENT EVENT

       On July 7, 1997, the Company sold, pursuant to a public offering, 1,500,000 shares of common stock at an issuance price of $6.00 per share. The Company received net proceeds from the sale of the common stock of $8.2 million and anticipates receiving an additional $1.4 million in connection with the exercise, by the underwriters, of an option to purchase an additional 265,125 shares at a price of $6.00 per share. The Company intends to apply all of the net proceeds from the sale of common stock to repay a substantial portion of the indebtedness outstanding under the Accounts Line upon the receipt of those funds.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") which determines compensation cost using the fair value method of accounting. Allstar has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which determines compensation cost using the intrinsic value based method of accounting. At June 30, 1997, the Company had no stock options or similar equity instruments outstanding; accordingly, SFAS No. 123 had no effect on the consolidated financial statements or notes thereto.

       In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. At June 30, 1997, the Company had no stock options or similar equity instruments outstanding; accordingly, SFAS No. 128 will have no effect on the consolidated financial statements as of December 31, 1996 or the three months and six months ended June 30, 1997



PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


     As previously reported, on July 13, 1996, a former customer brought suit against the Company in the 152nd Judicial District Court of Harris County, Texas. The plaintiff alleges that the Company failed to provide and complete promised installation and configuration of certain computer equipment within the time promised by the Company. Based on these allegations, the plaintiff is suing for breach of contract and other statutory violations and is seeking actual monetary damages of approximately $3 million and treble damages under the Texas Deceptive Trade Practices Act. The Company is unable to estimate the range of possible recovery by the plaintiff because the suit is still in the early stages of discovery. However, the Company is vigorously defending the action.

     Allstar is party to other litigation and claims which management believes are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, Allstar believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Allstar Systems, Inc.

August 6, 1997                  By: /s/ JAMES H. LONG
Date                                James H. Long, Chief Executive Officer



August 6, 1997                  By:/s/ DONALD R. CHADWICK
Date                                Donald R. Chadwick, Chief Financial Officer