Form 10-Q/A
period 1997-06-30
ALLSTAR SYSTEMS INC
filed 1997-08-15
CIK 1020017

FORM 10-Q/A

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

                              Allstar Systems, Inc.

                                Table of Contents


                                                                        Page No.

Part I.  Financial Information

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets ..................................    1

         Consolidated Statements of Income ............................    2

         Consolidated Statements of Cash Flows ........................    3

         Notes To Consolidated Financial Statements ...................    4

Item 2.  Management's Discussion and Analysis of Financial ............   11
         Condition and Results of Operations



Part II. Other Information

         Item 1.  Legal Proceedings ...................................   18

         Item 2.  Report of Sales of Securities and Use of Proceeds ...   18

Part I.  Financial Information

Item 1.  Financial Statements


                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                 December 31,        June 30,
                                                     1996              1997
                                                                    (Unaudited)
ASSETS
Current Assets:
     Cash and Cash Equivalents
         Restricted Cash.......................       $94                $1,529
         Cash                                         135                   867
              Total cash and cash equivalents..       229                 2,396
     Accounts receivable - trade, net..........    16,517                19,981
     Accounts receivable - affiliates..........       140                   601
     Inventory.................................     4,862                 4,382
     Deferred Taxes............................       350                   160
     Deferred offering costs...................       412                   512
     Other current assets......................       174                   164
              Total current assets.............    22,684                28,196
Property and equipment.........................     1,644                 1,517
Other assets  .................................       392                    52
Total         .................................   $24,720               $29,765

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable.............................    $9,975               $11,751
     Accounts payable..........................     7,157                 9,266
     Accrued Expenses..........................     2,759                 3,073
     Income taxes payable......................       206                   421
     Deferred service revenue..................       296                   205
              Total current liabilities........    20,393                24,716
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value,
       5,000,000 authorized, no shares issued..
     Common stock, $.01 par value, 50,000,000
       authorized, 2,675,000 issued and
       outstanding..................                   27                    27
     Additional paid in capital................     1,479                 1,479
     Retained earnings.........................     2,821                 3,543
              Total stockholders' equity.......     4,327                 5,049
Total..........................................   $24,720               $29,765

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                  Three Months Ended June 30,
                                                    1996        1997

Total revenue ..............................   $   32,202   $   32,239
Cost of sales and services .................       28,234       27,312
Gross profit ...............................        3,968        4,927
Selling, general and administrative expenses        2,992        3,839
Operating income ...........................          976        1,088
Interest expense and other .................          285          309
Income before provision for income taxes ...          691          779
Provision for income taxes .................          223          310
Net income .................................   $      468   $      469

Net income per share .......................   $     0.17   $     0.17

Weighted average shares outstanding ........    2,675,000    2,675,000


                                                  Six Months Ended June 30,
                                                    1996        1997

Total revenue ..............................   $   58,150   $   58,831
Cost of sales and services .................       50,960       50,073
Gross profit ...............................        7,190        8,758
Selling, general and administrative expenses        5,666        6,974
Operating income ...........................        1,524        1,784
Interest expense and other .................          582          597
Income before provision for income taxes ...          942        1,187
Provision for income taxes .................          335          465
Net income .................................   $      607   $      722

Net income per share .......................   $     0.23   $     0.27

Weighted average shares outstanding ........    2,675,000    2,675,000

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands,)
                                   (Unaudited)


                                                      Six months   Six months
                                                         ended        ended
                                                    June 30, 1996 June 30, 1997

Net income .........................................   $   607      $   722
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Gain on disposal of assets ....................        --           --
     Depreciation and amortization .................       179          252
     Deferred Taxes ................................       (12)         190
Changes in assets and liabilities that provided
       (used) cash:
     Accounts receivable - trade, net ..............       768       (3,464)
     Accounts receivable - affiliates ..............       104         (121)
     Inventory .....................................    (1,431)         480
     Deferred offering costs .......................        --         (100)
     Other current assets ..........................       (23)          10
     Accounts payable ..............................      (765)       2,109
     Accrued expenses ..............................       583          314
     Income taxes payable ..........................       256          215
     Deferred service revenue ......................      (136)         (91)

       Net cash provided by (used in)operating
         activities                                        130          516

Cash flow from investing activities:
     Capital expenditures ..........................      (303)        (125)
     Proceeds from sale of fixed assets ............        --           --

       Net cash used in investing activities .......      (303)        (125)

Cash flows from financing activities:
     Net increase (decrease) in notes payable ......      (375)       1,776

       Net cash provided by (used in) financing
         activities                                       (375)       1,776

Net increase (decrease) in cash and cash equivalents      (548)       2,167
Cash and cash equivalents at beginning of period ...     1,029          229
Cash and cash equivalents at beginning of period ... $ 481 $ 2,396 Supplemental disclosures of cash flow information:
Cash paid for interest .............................   $   355      $   298
                                                       $    94      $   115

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

2.   ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following at December 31, 1996 and June 30, 1997:

                                                    1996                1997

Trade ..........................                 $ 16,736             $ 20,219
Allowances for doubtful accounts                     (219)                (238)
         Total .................                 $ 16,517             $ 19,981


3.   DEFERRED OFFERING COSTS

     Deferred offering costs represent amounts incurred by Allstar through December 31, 1996 in preparation of filing an offering document. If Allstar determines not to go forward with the offering, these amounts will be charged to expense at that time. (see Note 10)

4.    PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 1996 and June 30, 1997

                                                      1996              1997

Equipment ...............................           $   282           $   286
Computer equipment ......................             1,964             2,086
Furniture and fixtures ..................               294               293
Leasehold improvements ..................                47                47
Vehicles ................................               105               105
                                                      2,692             2,817
Accumulated depreciation and amortization            (1,048)           (1,300)
         Total ..........................           $ 1,644           $ 1,517

5.   CREDIT ARRANGEMENT

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

     The combined borrowing base under all credit arrangements was $18,841 and $18,273 at December 31, 1996 and June 30, 1997, respectively.

6.   INCOME TAXES

     Deferred tax assets computed at the statutory rate related to temporary differences at December 31, 1996 and June 30, 1997 were as follows:

                                                                1996      1997

Deferred tax assets:
    Accounts receivable .....................................    $142      $ 85
    Deferred service revenue.................................      69        21
    Inventory ...............................................     139        54
         Total ..............................................    $350      $160

7.   ACCRUED EXPENSES


     Accrued liabilities consisted of the following as of December 31, 1996 and June 30, 1997:
                                                                 1996     1997

Sales tax payable ...........................................   $1,309   $1,418
Accrued employee benefits, payroll and other  related costs .      996    1,332
Accrued interest ............................................      209      120
Other .......................................................      245      203
         Total ..............................................   $2,759   $3,073



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

10.  RELATED-PARTY TRANSACTIONS

     Effective December 31, 1993, Allstar entered into a stock sale agreement whereby 65,625 shares of Allstar no par value common stock (535,000 shares of $.01 par value common stock after effect of reincorporation and conversion - see
Note 1) were sold for $1.5 million. The proceeds from the stock subscription agreement were recorded as Accounts receivable - affiliates and Additional paid-in capital at December 31, 1993. In May 1994 the subscription price was received and the shares of common stock were issued. The principal stockholder of Allstar and this minority stockholder have entered into an agreement under which the minority stockholder has the option to require the principal stockholder to repurchase these shares at an established price dependent upon the number of months held. In addition, the principal stockholder may offer to have Allstar purchase these shares; however, any such offer will not obligate Allstar to purchase such shares. Upon completion of a public offering of Allstar common stock the option to require the principal shareholder to purchase the shares becomes inoperative. In addition Allstar is obligated, under a consulting agreement with the minority shareholder, to pay consulting fees of $75,000 per annum until such time as Allstar completes a public offering of its common stock.(see Note 11.)

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

                       Three months ended June 30,   Six months ended June 30,
                             1996           1997          1996            1997
                       Amount    %    Amount    %    Amount    %    Amount     %
Revenue(1)
 Computer Products ..$ 29,044  90.2 $ 27,567  85.5 $ 52,425  90.1 $ 50,713  86.2
 IT Services ........   1,800   5.6    2,791   8.7    3,819   6.6    4,857   8.3
 Telecom systems ....   1,009   3.1    1,284   4.0    1,398   2.4    2,237   3.8
 CTI Software .......     349   1.1      597   1.8      508   0.9    1,023   1.7
   Total revenue ....  32,202 100.0   32,239 100.0   58,150 100.0   58,831 100.0

Gross Profit
 Computer Products ..   2,706   9.3    3,001  10.9    5,134   9.8    5,452  10.8
 IT Services ........     641  35.6    1,268  45.4    1,235  32.3    2,153  44.3
 Telecom Systems ....     435  43.1      333  26.0      554  39.6      637  28.5
 CTI Software .......     186  53.3      325  54.4      267  52.6      516  50.4
  Total Gross Profit    3,968  12.3    4,927  15.3    7,190  12.3    8,758  14.9

Selling, general and
 administrative
 expense ............   2,992   9.3    3,839  11.9    5,666   9.7    6,974  11.9
Operating income ....     976   3.0    1,088   3.4    1,524   2.6    1,784   3.0
Interest expense
 (net of other
 income) ............     285   0.9      309   1.0      582   1.0      597   1.0
Income before
 provision for
 income taxes .......     691   2.1      779   2.4      942   1.6    1,187   2.0
Provision (benefit)
 for income taxes....     223   0.7      310   1.0      335   0.6      465   0.8
Net Income ..........$    468   1.4 $    469   1.4 $    607   1.0 $    722   1.2

Earnings per share ..$   0.17       $   0.17       $   0.23       $   0.27

Weighted average
 shares outstanding..$2,675,000    2,675,000      2,675,000      2,675,000

     (1) Percentages shown are percentages of total revenue, except gross profit percentages which represent gross profit by each business unit as a percentage for each such unit.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

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

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

       TOTAL REVENUE. Total revenue increased by $681,000 (1.1%) from $58.2 million in the six months ended June 30, 1996 to $58.8 million in the 1997 period. Revenue from Computer Products, which comprised 86.2% of total revenue, decreased by $1.7 million (3.3%). Revenue from Computer Products for the 1996 period was favorably impacted by the delivery and acceptance of approximately $9.0 million (17.2% of Computer Products revenue in the 1996 period) of large "roll-out" installations. No comparable large "roll-out" installations were made during the 1997 period. Revenue from IT Services increased by $1.0 million (26.3%) from $3.8 million in 1996 to $4.8 million in 1997 because of the Company's implementation of a program at the beginning of 1996 to replace less profitable hardware maintenance and repair services with a variety of services that were expected to generate higher gross margins. This program resulted in the elimination of certain IT Services customer relationships which had been producing lower than average gross margin. The loss of this lower margin revenue has been offset, however, by sales to new IT Services customers and to existing customers in the 1997 period, generally at higher gross margins than those earned on sales to the former customers. IT Services revenues also increased because of the expansion of its sale force and billable technical staff, together with an emphasis on higher level service offerings to the Company's customers. Revenue from IT Services as a percentage of total revenue increased from 6.6% in 1996 to 8.3% in 1997. Revenue from Telecom Systems increased by $838,000 (59.9%) from $1.4 million in the six months ended June 30, 1996 to $2.2 million in the 1997 period. The increase in Telecom Systems revenue was primarily the result of hiring additional sales personnel and expanding marketing efforts, which resulted in the addition of new customers. Revenue from Telecom Systems as a percentage of total revenue increased from 2.4% in the 1996 period to 3.8% in the 1997 period. CTI Software revenue increased by $515,000 (101.4%) from $508,000 in the six months ended June 30, 1996 to $1.0 million in the 1997 period. The growth in CTI Software revenues was primarily due to increased marketing efforts which resulted in the addition of new customers. Revenue from CTI Software, as a percentage of total revenue, increased from 0.9% in the 1996 period to 1.7 % in the 1997 period.

       GROSS PROFIT. Gross profit increased by $1.6 million (22.2%) from $7.2 million in the six months ended June 30, 1996 to $8.8 million in the six months ended June 30, 1997, while gross margin increased from 12.4% in the 1996 period to 14.9% in the 1997 period. The gross margin for Computer Products increased from 9.7% in the six months ended June 30, 1996 to 10.8% in the 1997 period, which was primarily a result of a large "roll-out" type transaction, which usually produces lower gross margin, which occurred during the 1996 period. Gross profit from IT Services increased $918,000 (74.3%) from $1.2 million in the 1996 period to $2.2 million in the 1997 period. The gross margin from IT Services increased from 32.3% in the six months ended June 30, 1996 to 44.3% during the 1997 period. As noted above, this increase was primarily attributable to the replacement of less profitable IT Services business with more profitable business from new and existing IT Services customers. Gross profit from Telecom Systems increased by $83,000 (15.0%) from $554,000 in 1996 to $637,000 in 1997.
The gross margin for Telecom Systems sales decreased from 39.6% in the 1996 period to 28.5% in the 1997 period, reflecting the commencement of Telecom
Systems operations in the Company's Dallas office, lower product margins and higher installation costs than are normally incurred. Gross profit from CTI Software increased $249,000 (93.3%) from $267,000 in 1996 to $516,000 in 1997.
The gross margin for CTI Software decreased from 52.6% in the six months ended June 30, 1996 to 50.4% in the 1997 period, which was primarily a result of increased spending on technical staff related to new product development.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.3 million (23.1%) from $5.7 million in the six months ended June 30, 1996 to $7.0 million in the 1997 period. As a percentage of total revenue, selling, general and administrative expenses increased from 9.7% in the 1996 period to 11.9% in the 1997 period. The increase as a percentage of total revenue resulted primarily from the hiring of new employees in sales and sales support functions, as well as additional personnel hired for IT Services administration and other general administration functions.

       OPERATING INCOME. Operating income increased by $260,000 ( 17.0%) from $1.5 million in the six months ended June 30, 1996 to $1.8 million in the 1997 period. Operating income increased as a percentage of total revenue from 2.6% in the 1996 period to 3.0% in the 1997 period.

       INTEREST EXPENSE (NET OF OTHER INCOME). Interest expense (net of other income) increased slightly from $582,000 during the six months ended June 30, 1996 to $597,000 during the 1997 period. Despite a small increase in the effective interest rate paid by the Company during the six months ended June 30, 1997, due to lower average borrowings on the Company's lines of credit during such period, interest expense (net of other income) increased only slightly.

       NET INCOME. Net income, after a provision for income taxes totaling $465,000 (reflecting an effective tax rate of 39.1% compared to 35.5% in the 1996 period), increased by $115,000 (19.0%) from $607,000 in the six months ended June 30, 1996 to $722,000 in the 1997 period. Net income increased as a percentage of revenues from 1.0% in the 1996 period to 1.2% in the 1997 period.

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

Item 2.  Report of Sales of Securities and Use of Proceeds

For Period ending :        07       31      97

Indicate whether the report is an initial report ___ , an amendment ___ , or a final report X .

If the report is an amendment, indicate the number of such amendment .

1.   (a)  State the name of the issuer or successor issuer filing the report.

          Allstar Systems, Inc.

     (b) If a successor issuer is filing the report with respect to the registration statement of its predecessor, state the name of such predecessor issuer.

          N/A

2. (a) Indicate the effective date of the registration statement for which this form is filed.
                                                           MO       DAY     YEAR

                                                           07       07      97

   (b) Provide the SEC file number assigned to the registration.

                                                             2    -    333-09789

   (c) If the issuer has been assigned a CUSIP number, specify the first (6) digits.

                                                                          019892

3.   (a)  Has the offering commenced?                                        YES


     (b) If yes, indicate the date the offering commenced.
                                                           MO       DAY     YEAR

                                                           07       07      97
          If no, explain briefly:

4.   Did the offering terminate before any securities were sold?
                                                                              NO

          If yes, explain briefly


     Note: if the offering terminated before any securities were sold, see Rule 477 under Regulation C (17 CFR 230.477) regarding withdrawal of the registration

5. Did the offering terminate prior to the sale of all securities registered?
                                                                              NO

          If yes, explain briefly

6. Furnish the name(s) of the managing underwriter(s) if any.

          (1)   Sutro & Co., Incorporated
          (2)   Cruttenden Roth Incorporated

7. (a) Indicate the title and code of each class of securities registered and, where a class of convertible securities is being registered, indicate the title and code of any class of securities into which such securities may be converted.

     Title of Security                                            Code

     Common Stock $.01 par value per share                         EQ


     (b)  Describe briefly any class of securities categorized as "other."

          N/A

8. Indicate on the following table the amount and aggregate offering price of securities registered and sold to date for the account of the issuer and for the account (s) of any selling security holder (s).

     For the account of the issuer     For the account (s) of any selling
                                       security holders (s)

              1,765,125                                   267,500

Title    Amount     Aggregate    Amount     Aggregate      Amount
of       registered price of     sold       offering       registered
security            offering                price of
                    amount                  amount
                    registered              sold

(1)      1,765,125  $10,590,950  1,765,125  $10,590,750    267,500


          Aggregate     Amount      Aggregate
          offering      sold        offering
          price of                  price of
          amount                    amount
          registered                sold

          $1,605,000    267,500     $1,605,000

9. State, if known, or furnish a reasonable estimate of, the amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered for each category listed below. Place an "X" in the box to the left of any amount given that is an estimate.

                 Direct or indirect payments to              Direct or indirect
                 directors, officers, general partners       payments to others
                 or the issuer or their associates; to
                 persons owning ten percent or more
                 of any class of equity securities of the issuer; and to affiliates of the issuer


                                                 (A)                   (B)

         (01)    Underwriting
                 discounts and
                 commissions                        0            $  794,306

         (02)    Finders' Fees                      0                    -0-

         (03)    Expenses paid to or
                 for underwriters                                   158,861

         (04)    Other expenses    X                                770,000

         (05)    Total Expenses                                  $ ,723,167


10. Indicate the net offering proceeds to the issuer after the total expenses in Item 9 above.

                                                                 $  8,867,583

11. State, if known, or furnish a reasonable estimate of, the amount of net offering proceeds to the issuer used for each of the purposes listed below. Do not include any amount in "working capital" to which a more specific category is applicable. Place an "X" I the box to the left of any amount given that is an estimate.


                 Direct of indirect payments to              Direct or indirect
                 directors, officers, general partners       payments to others
                 or the issuer or their associates; to
                 persons owning ten percent or more
                 of any class of equity securities of the issuer; and to affiliates of the issuer


                                                 (A)                   (B)

         (01)    Construction of plant,
                 building and
                 facilities                                            $  0

         (02)    Purchase and installation of
                 machinery and equipment                                  0

         (03)    Purchase of real estate                                  0

         (04)    Acquisition of other business (es)                       0

         (05)    Repayment of indebtedness                       $8,867,583

         (06)    Working capital                                          0

12. Do the use (s) of proceeds in Item 11 represent a material change in the use (s) of proceeds described I the prospectus?
                                                                              NO

         If yes, explain briefly

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

                              Allstar Systems, Inc.

August 6, 1997                 By:        /s/ James H. Long
Date                               James H. Long, Chief Executive Officer



August 6, 1997                 By:      /s/ Donald R. Chadwick
Date                               Donald R. Chadwick, Chief Financial Officer