Form 10-Q
period 1997-09-30
ALLSTAR SYSTEMS INC
filed 1997-11-05
CIK 1020017

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1997

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

Title                                             Outstanding

Common Stock $.01 par value                       As of September 30, 1997
per share outstanding                             4,440,125 shares

Part I.  Financial Information

Item 1. Financial Statements

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and par value amounts)
                                   (Unaudited)
                                                September 30,    December 31,
                                                    1997            1996
ASSETS
Current assets:
     Cash and cash equivalents
         Restricted cash                              $407             $94
                         ----------------------
         Cash                                          709             135
              ---------------------------------  ---------       ---------
              Total cash and cash equivalents        1,117             229

     Accounts receivable - trade, net               18,999          16,517
                                      ---------
     Accounts receivable - affiliates                  664             140
                                      ---------
     Inventory                                       5,005           4,862
               --------------------------------
     Deferred taxes                                    160             350
                    ---------------------------
     Deferred offering costs                           -               412
                             ------------------
     Other current asset                               253             174
                         ----------------------  ---------       ---------
              Total current assets                  26,198          22,684
                                   ------------
Property and equipment                               1,727           1,644
                      -------------------------
Other assets                                            52             392
            -----------------------------------   --------      ----------
Total                                              $27,977         $24,720
     ------------------------------------------   ========         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Notes payable                                  $2,954          $9,975
                   ----------------------------
     Accounts payable                                7,966           7,157
                     --------------------------
     Accrued expenses                                3,084           2,759
                     --------------------------
     Income taxes payable                             (346)            206
                         ----------------------
     Deferred service revenue                          184             296
                             ------------------  ---------       ---------
              Total current liabilities             13,842          20,393
                                       --------
     Deferred Credit - Stock warrants                  195               -
                                     ----------   ---------    -----------
Total liabilities                                   14,037          20,393
                 ------------------------------

Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares
       authorized, no shares issued
     Common stock:
       $.01 par value, 50,000,000 shares authorized,
       2,675,000 and 4,440,125 shares issued and outstanding
       on December 31, 1996 and September 30, 1997, respectively    44     27

     Additional paid in capital                   9,973             1,479
                               -------------
     Retained earnings                            3,923             2,821
                      ----------------------   ---------       ----------
              Total stockholders' equity         13,940             4,327
                                        ----    --------       ----------
Total                                           $27,977           $24,720
     ---------------------------------------   ========          ========

                 See notes to consolidated financial statements

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                              Three Months Ended September. 30,.

                                                           1997         1996
                                                           ----         ----

Total Revenue                                           $31,914        $29,187

Cost of sales and services                               27,777         24,669
                          --------------------------    -------         ------
Gross Profit                                              4,137          4,518
            ----------------------------------------
Selling, general and administrative expenses              3,439          3,319
                                            --------   --------       --------
Operating income                                            698          1,199
                ------------------------------------
Interest expense and other income (net)                      82            338
                                       -------------    -------        -------
Income before provision for income taxes                    616            861
                                        ------------
Provision for income taxes                                  236            362
                          --------------------------   --------       --------
Net income                                            $     380      $     499
          ------------------------------------------  =========       ========

Net income per share:
         Primary                                          $0.09          $0.19
                ------------------------------------       ====           ====
         Fully diluted                                    $0.09          $0.19
                      ------------------------------       ====           ====

Weighted average shares outstanding:
         Primary                                      4,268,664      2,675,000
                -----------------------------------   =========      =========
         Fully diluted                                4,195,991      2,675,000
                      -----------------------------   =========      =========



                                              Nine Months Ended September. 30,
                                                         1997          1996

Total Revenue                                          $90,745         $87,337

Cost of sales and services                              77,850          75,630
                          -------------------------    -------         -------
Gross Profit                                            12,895          11,707
            ---------------------------------------
Selling, general and administrative expenses            10,412           8,985
                                                      --------         -------
Operating income                                         2,483           2,722
                -----------------------------------
Interest expense and other                                 680             922
                          -------------------------   --------        --------
Income before provision for income taxes                 1,803           1,802
                                        -----------
Provision for income taxes                                 701             696
                          -------------------------   --------        --------
Net income                                             $ 1,102        $  1,106
          -----------------------------------------    =======        ========

Net income per share:
         Primary                                         $0.34           $0.41
                -----------------------------------       ====            ====
         Fully diluted                                   $0.34           $0.41
                      -----------------------------       ====            ====

Weighted average shares outstanding:
         Primary                                     3,212,059       2,675,000
                -----------------------------------  =========       =========
         Fully diluted                               3,187,569       2,675,000
                      -----------------------------  =========       =========

                 See notes to consolidated financial statements

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               (In thousands, except share and per share amounts)
                                   (Unaudited)
                                                    Nine months   Nine Months
                                                       ended         ended
                                                   September 30,  September 30,
                                                        1997         1996


Net income .............................................   $ 1,102    $ 1,106
                                                                      -------
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities
     Gain of disposal of assets ........................      --          (11)
                                                                      -------
     Depreciation and amortization .....................       384        264
                                                                      -------
     Deferred taxes ....................................       190        (12)
                                                                      -------
     Deferred offering costs ...........................       412       --
                                                                      -------
Changes in assets and liabilities that provided (used) cash:
     Accounts receivable - trade, net ..................    (2,482)    (1,329)
                                                                      -------
     Accounts receivable - affiliates ..................        87         77
                                                                      -------
     Inventory .........................................      (143)    (1,580)
                                                                      -------
     Other current assets ..............................      (176)       (41)
                                                                      -------
     Accounts payable ..................................       809       (986)
                                                                      -------
     Accrued expenses ..................................       325       (901)
                                                                      -------
     Income taxes payable ..............................      (552)       404
                                                                      -------
     Deferred service revenue ..........................      (112)       (15)
                                                            -------    -------

         Net cash provided by (used in) operating
              activities ...............................      (330)    (3,024)
                                                                      -------

Cash flows from investing activities:
     Capital Expenditures ..............................      (467)      (448)
                                                                      -------
     Proceeds from sale of fixed assets ............            --         13
                                                           -------    -------

         Net cash used in investing activities: ........      (467)      (435)
                                                                      -------

Cash flows from financing activities:
     Net proceeds from sale of common stock ............     8,706       --
                                                                      -------
     Net increase (decrease) in notes payable ..........    (7,021)     3,956
--------------------------------------------------------   -------    -------

         Net cash provided by (used in) financing
              activities: ..............................     1,685      3,956
                                                                      -------

Net increase (decrease) in cash and cash
     equivalents .......................................       888        497
                                                                      -------
Cash and cash equivalents at beginning of period .......       229      1,029
                                                           -------    -------
Cash and cash equivalents at end of period .............   $ 1,117    $ 1,526
--------------------------------------------------------   =======    =======
Supplemental disclosures of cash flow information:
     Cash paid for interest ............................   $   794    $   560
                                                           =======    =======
     Cash paid for taxes ...............................   $   976    $   318
                                                           =======    =======

                 See notes to consolidated financial statements

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

1.    BASIS OF PRESENTATION

     Allstar Systems, Inc. and subsidiaries ("Allstar"') is engaged in the sale and service of computer and telecommunications hardware and software products. Allstar's wholly owned subsidiary, Stratasoft, Inc. creates and markets software related to the integration of computer and telephone technologies. In January, 1997 Allstar formed IT Staffing Inc. to provide temporary and permanent placement services of technical personnel. All operations of the business are primarily conducted from offices located in Houston, Dallas and Austin, Texas.

     A substantial portion of Allstar's sales and services are authorized under arrangements with product manufacturers and Allstar's operations are dependent upon maintaining its approved status with such manufacturers. As a result of these arrangements and arrangements with its customers, gross profit could be limited by the availability of products or allowance for volume discounts. Furthermore, net income before income taxes could be affected by changes in interest rates which underlie the credit arrangements which are used for working capital.

     The  condensed   consolidated  financial  statements  presented  herein  at
September 30, 1997 and for the three-month and nine-month periods ended September 30, 1996 and 1997 are unaudited; however, all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, recurring nature. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet at December 31, 1996 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. Although management believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission.

     Accounting Pronouncements - In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") which determines compensation cost using the fair value method of accounting. Allstar has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which determines compensation cost using the intrinsic value based method of accounting. At December 31, 1996 Allstar had no stock options or similar equity instruments outstanding. During the quarter ended September 30, 1997, Allstar issued stock options and restricted stock under certain incentive stock plans (see Note 3). The impact of SFAS No. 123 on proforma earnings per share was not significant.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which is effective for periods ending after December 15, 1997, specifies the computation, presentation and disclosure requirements of earnings per share ("EPS") and supersedes Accounting Principles Board Opinion No. 15 ("APB No. 15"). SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS, which excludes the impact of common stock equivalents, replaces primary EPS. Diluted EPS, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully diluted EPS. Pro forma basic and diluted EPS for all historical periods presented, assuming SFAS No. 128 was effective at the beginning of each such historical period, would not be materially different than the presentations using APB No. 15.

In September 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. SFAS No. 130 and 131 are effective for periods beginning after December 15, 1997. These three statements will not have any effect on the Company's 1997 financial statements, however, management is evaluating what, if any additional disclosures may be required when these three statements are implemented.

2.   OPERATING LEASES

     Operating Leases - Allstar subleases office space from Allstar Equities, Inc. ("Equities"), a company wholly owned by the principal stockholder of Allstar. In 1996, Allstar renewed its office sublease with monthly rental payments of $31.5 in 1997 and $32 in 1998, plus certain operating expenses through December 1998. Rental expense under this agreement amounted to approximately $93 and $95 during the three months ended September 30, 1996 and 1997, respectively.

     In August, 1997 Allstar leased certain facilities in Austin, Texas and extended it lease in Dallas, Texas for monthly rental payments of $2 and $10, respectively. Under these and other operating leases, minimum annual rentals at September 30, 1997 on other operating leases amount to approximately $144 for 1997, $114 in 1998, $32 in 1999 and $8 in 2000.

3.    INCENTIVE STOCK PLANS

     In September 1996 Allstar adopted the 1996 Incentive Stock Plan (the "Incentive Plan") and the 1996 Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Incentive Plan, Allstar's Compensation Committee may grant up to 417,500 shares of common stock, which have been reserved for issuance, to certain key employees of Allstar. The Incentive Plan provides for the granting of incentive awards in the form of stock options, restricted stock, phantom stock, stock bonuses and cash bonuses in accordance with the provisions of the plan. Additionally, no shares may be granted after the tenth anniversary of the Incentive Plan's adoption. Allstar has reserved for issuance, under the Director Plan, 100,000 shares of common stock, subject to certain antidilution adjustments. The Director Plan provides for a one-time option by newly elected directors to purchase up to 5,000 common shares, after which each director is entitled to receive an option to purchase up to 2,000 common shares upon each date of re-election to Allstar's Board of Directors. Options granted under the Director Plan have an exercise price equal to the fair market value on the date of grant and generally expire ten years after the grant date. As of September 30, 1997 incentive stock options totaling 80, 000 shares have been issued to key employees. The exercise price of all of the stock option grants is $6.00 per share and the stock option grants will vest ratably over the five year period ending July 7, 2002. In addition, an incentive award in the form of restricted stock was granted for 14,286 shares which will vest ratably over the two year period ending July 7, 1999.

4.    INITIAL PUBLIC OFFERING

     On July 7, 1997 Allstar completed an initial public offering of 1,765,125 shares of Allstar's common stock and received proceeds of $8,706, net of expenses.

     In connection with a public offering of the Company's common stock, the Company has sold to the Representatives of the underwriters warrants to purchase 176,750 shares of the Company's common stock at an exercise price of $9.60 per share. The warrants will be exercisable for the period beginning July 7, 1998 until July 7, 2002. The warrants were issued as additional compensation for their services in connection with the sale of the company's common stock. Using the Black-Scholes pricing model, the Company has valued the warrants at $195. The value of the warrants has been treated as underwriting costs in connection with the offering and charged against paid in capital.. A deferred credit has been established to offset the charge to paid in capital. Upon the exercise or expiration of the warrants the deferred credit will be added to paid in capital.

5.   LITIGATION

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

6.   RELATED-PARTY TRANSACTIONS

Allstar has from time to time made payments on behalf of Equities and the Company's principal stockholders for taxes, property and equipment. Effective July 1, 1996, Allstar and its principal stockholder entered into a promissory note to repay certain advances, which were approximately $173 at July 1, 1996, in equal annual installments of principal and interest, from August 1997 through 2001. This note bears interest at 9% per year. Also effective July 1, 1996, Allstar and Equities entered into a promissory note whereby Equities would repay the balance of amounts advanced, which were approximately $387 at July 1, 1996, in monthly installments of $6.5, including interest, from July 1996 through November 1998 with a final payment of $275 due on December 1, 1998. This note bears interest at 9% per year. The principal amounts as of December 31, 1996 are classified as Accounts receivable - affiliates and Other assets based on the repayment terms of the promissory notes. The principal amounts as of September 30, 1997 are classified as Accounts receivable - affiliates based on the expectation of repayment within one year. At December 31, 1996 and September 30, 1997, Allstar receivables from these affiliates amounted to approximately $501 and $535, respectively.


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

OVERVIEW

       The Company is engaged in the business of reselling computer hardware and software products and providing related services. In addition, the Company derives revenue from providing IT Services to purchasers of Computer Products and other customers. The Company operates Computer Products and IT Services from offices in Houston, Austin and Dallas, Texas. In 1994, the Company began offering Telecom Systems in its Houston office and during the quarter ended June 30, 1997 commenced offering Telecom Systems in its Dallas office. In the fourth quarter of 1995, the Company acquired and began marketing CTI Software. To date, most of its revenue has been derived from Computer Products sales. During the quarter ended September 30, 1997, Computer Products totaled 87.0% of revenues while IT Services, Telecom Systems and CTI Software totaled 8.5%, 2.5% and 2.0% of revenues, respectively.

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

         The Company develops and markets proprietary CTI Software, which integrates business telephone systems and networked computer systems, under the trade name "Stratasoft."' Basic products offered by the Company are typically customized to suit a customer's particular needs and are often bundled with computer hardware supplied by the Company at the customer's request. Stratasoft products include software for call center management, both in-bound and out-bound, as well as interactive voice response software.

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


                                    Three months ended September 30,            Nine months ended September 30,
                                      1997                  1996                    1997                 1996
                                     Amount     %     Amount     %      Amount     %      Amount    %
                                     ------    ---    ------    ---     ------    ---     ------   ---

Revenue(1)
   Computer Products.......         $27,767          $25,589    87.7   $78,620    86.6    $78,115 889.4
   IT Services.............           2,696    8.5     2,022     6.9     7,413     8.2      5,740   6.6
   Telecom systems.........             801    2.5     1,113     3.8     3,038     3.4      2,511   2.9
   CTI Software............             650    2.0       463     1.6     1,674     1.8        971   1.1
     Total revenue.........          31,914  100.0    29,187   100.0    90,745   100.0     87,337 100.0

Gross Profit
   Computer Products.......           2,879   10.4     3,447    13.5     8,602    10.9      8,674  11.1
   IT Services.............             843   31.3       450    22.3     2,725    36.8      1,592  27.7
   Telecom Systems.........             183   22.8       416    37.3       820    27.0        969  38.6
   CTI Software............             232   35.7       205    44.3       748    44.7        472  48.6
     Total Gross Profit....           4,137   13.0     4,518    15.5    12,895    14.2     11,707  13.4

Selling, general and
   administrative expense..           3,439   10.8     3,319    11.4    10,412    11.5      8,985  10.3
Operating income...........             698    2.2     1,199     4.1     2,483     2.7      2,722   3.1
Interest expense (net of
   other income)...........              82    0.3       338     1.2       680     0.7        920   1.1
Income before provision
   for income taxes........             616    1.9       861     2.9     1,803     2.0      1,802   2.1
Provision (benefit) for
   income taxes............             237    0.7       362     1.2       701     0.8        696   0.8
Net Income.................         $   380    1.2   $   499     1.7 $   1,102     1.2    $ 1,106   1.3

Earnings per share.........           $0.09            $0.19             $0.34              $0.41
                                       ====             ====              ====               ====

Weighted average shares
   outstanding.............       4,268,664        2,675,000         3,212,059          2,675,000
                                  =========        =========         =========          =========

     (1) Percentages shown are percentages of total revenue, except gross profit percentages which represent gross profit by each business unit as a percentage for each such unit.

Three Months Ended September 30, 1997 Compared To Three Months
Ended September 30, 1996

       TOTAL REVENUE. All of the Company's business units, except Telecom Systems, increased revenues over the prior year's comparable period. Total revenue increased by $2.7 million (9.3%) from $29.2 million in 1996 compared to $31.9 million in 1997. Revenue from Computer Products increased by $2.2 million (8.5%) from $25.6 million in 1996 to $27.8 million in 1997. Revenue from Computer Products as a percentage of total revenue decreased 0.7% from 87.7% in 1996 to 87.0% in 1997. Revenue from IT Services increased $674,000 (33.3%) from $2.0 million in 1996 to $2.7 million in 1997 because of the continued expansion of its billable technical staff, together with an emphasis on higher level service offerings to the Company's customers. Revenue from IT Services as a percentage of total revenue increased from 6.9% in 1996 to 8.5% of total revenues in 1997. Revenue from Telecom Systems decreased by $312,000 (28.0%) from $1.1 million in 1996 to $801,000 in 1997. The decrease in Telecom Systems revenue was primarily the result of the Company's inability to obtain orders for system installations from new customers together with construction delays associated with the installation of two systems. These systems are expected to be installed in the succeeding quarter. Revenue from Telecom Systems as a percentage of total revenue decreased from 3.8% in 1996 to 2.5% in 1997. CTI Software revenue increased by $187,000 (40.4%) from $463,000 in 1996 to $650,000 in 1997. The growth in CTI Software revenues was primarily due to increased marketing efforts which resulted in the addition of new customers. Revenue from CTI Software, as a percentage of total revenue, increased from 1.6% in 1996 to 2.0% in 1997.

       GROSS PROFIT. Gross profit decreased by $381,000 (8.4%) from $4.5 million in 1996 to $4.1 million in 1997 and gross margin decreased from 15.5% in 1996 to 13.0% in 1997. The gross margin for Computer Products decreased from 13.5% in 1996 to 10.4% in 1997, which was primarily the result of lower unit prices on the products sold, intensified competition and higher freight costs due to a work stoppage affecting one of the Company's freight carriers. The gross profit from IT Services increased 87.3% from $450,000 in 1996 to $842,000 in 1997. Gross margin increased from 22.3% in 1996 to 31.3% in 1997. This increase in gross margin was primarily attributable to the replacement of less profitable IT Services business with more profitable business from new and existing IT Services customers. Additionally, the prices being charged for services are generally higher in the 1997 period compared to the 1996 period, due to the relative scarcity of qualified technical staff in the computing services industry. In 1996 the Company commenced the implementation of a program to replace less profitable hardware maintenance and repair services with a variety of services that were expected to generate higher gross margins. This program resulted in the elimination of certain IT Services customer relationships which had been producing lower than average gross margin. The loss of this lower margin revenue was offset by revenues from new IT Services customers and from existing customers at higher gross margins. The gross margin for Telecom Systems sales decreased from 37.3% in 1996 to 22.8% in 1997, reflecting the commencement of Telecom Systems operations in the Company's Dallas office, lower product margins and higher installation costs than are normally incurred. The Company treats its costs associated with its technical staff as parts of the cost of sales. Due to the relatively fixed nature of technical staff costs, when lower revenues are realized, cost of sales, expressed as a percentage of revenues, increases proportionately. The gross margin for CTI Software decreased from 44.3% in 1996 to 35.7% in the 1997 due to higher installation costs on its products.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES . Selling, general and administrative expenses increased by $120,000 (3.6%) from $3.3 million in 1996 to $3.4 million in 1997. As a percentage of total revenue, selling, general and administrative expenses decreased from 11.4% in 1996 to 10.8% in 1997. While no single component of selling, general and administrative expenses increased significantly, as a percentage of revenues, commission expense decreased from 3.0% of revenues in the 1996 period to 2.7% of revenues in the 1997 period. This decrease was the result of the lower gross profits and gross margins realized by the Company in the 1997 period..

       OPERATING INCOME. Operating income decreased by $501,000 (41.8%) from $1.2 million in 1996 to $698,000 in 1997 due to lower gross profits and slightly higher selling, general and administrative expenses. Operating income decreased as a percentage of total revenue from 4.1% in 1996 to 2.2% in 1997.

       INTEREST EXPENSE (NET OF OTHER INCOME). Interest expense (net of other income) decreased $256,000 from $338,000 during 1996 period compared to $82,000 in the 1997 period. This reflects the repayment of a substantial portion of the Company's short-term debt during the 1997 period. The repayment was accomplished by applying all of the net proceeds from the sale of common stock to the repayment of the Company's debt.

       NET INCOME. Net income, after a provision for income taxes totaling $236,000 (reflecting an effective tax rate of 38.3% in 1997 compared to 42.0% in 1996), decreased by $119,000 from $499,000 in 1996 to $380,000 in 1997.

Nine Months Ended  September 30, 1997 Compared To The Nine Months
Ended September 30, 1996

       TOTAL REVENUE. Total revenue increased by $3.4 million (3.9%) from $87.3 million in the nine months ended September 30, 1996 to $90.7 million in the 1997 period. Revenue from Computer Products, which comprised 86.6% of total revenue, increased by $505,000 (0.6%). Revenue from Computer Products as a percentage of total revenue decreased 2.8% from 89.4% in 1996 to 86.6% in 1997. Revenue from IT Services increased by $1.7 million (29.1%) from $5.7 million in 1996 to $7.4 million in 1997 because of the Company's implementation of a program at the beginning of 1996 to replace less profitable hardware maintenance and repair services with a variety of services that were expected to generate higher revenues. This program resulted in the elimination of certain IT Services customer relationships which had been producing lower than average gross margin. The loss of this lower margin revenue has been offset, however, by sales to new IT Services customers and to existing customers in the 1997 period, generally at higher gross margins than those earned on sales to the former customers. IT Services revenues also increased because of the expansion of its sale force and billable technical staff, together with an emphasis on higher level service offerings to the Company's customers. Revenue from IT Services as a percentage of total revenue increased from 6.6% in 1996 to 8.2% in 1997. Revenue from Telecom Systems increased by $527,000 (21.0%) from $2.5 million in the nine months ended September 30, 1996 to $3.0 million in the 1997 period. The increase in Telecom Systems revenue was primarily the result of hiring additional sales personnel and expanding marketing efforts, which resulted in the addition of new customers. Revenue from Telecom Systems as a percentage of total revenue increased from 2.9% in the 1996 period to 3.4% in the 1997 period. CTI Software revenue increased by $703,000 (72.4%) from $971,000 in the nine months ended September 30, 1996 to $1.7 million in the 1997 period. The growth in CTI Software revenues was primarily due to increased marketing efforts which resulted in the addition of new customers. Revenue from CTI Software, as a percentage of total revenue, increased from 1.1% in the 1996 period to 1.8 % in the 1997 period.

       GROSS PROFIT. Gross profit increased by $1.2 million (10.1%) from $11.7 million in the nine months ended September 30, 1996 to $12.9 million in the nine months ended September 30, 1997, while gross margin increased from 13.4% in the 1996 period to 14.2% in the 1997 period. The gross margin for Computer Products decreased from 11.1% in the nine months ended September 30, 1996 to 10.9% in the 1997 period, which was primarily a result of lower prices and profit margins due to competitive factors and higher freight costs. Gross profit from IT Services increased $1.1 million (71.2%) from $1.6 million in the 1996 period to $2.7 million in the 1997 period. The gross margin from IT Services increased from 27.7% in the nine months ended September 30, 1996 to 36.8% during the 1997 period. As noted above, this increase was primarily attributable to the replacement of less profitable IT Services business with more profitable business from new and existing IT Services customers. Gross profit from Telecom Systems decreased by $149,000 (15.4%) from $969,000 in 1996 to $820,000 in 1997.
The gross margin for Telecom Systems sales decreased from 38.6% in the 1996 period to 27.0% in the 1997 period, reflecting the commencement of Telecom
Systems operations in the Company's Dallas office, lower product margins and higher installation costs than are normally incurred. Gross profit from CTI Software increased $276,000 (58.5%) from $472,000 in 1996 to $748,000 in 1997.
The gross margin for CTI Software decreased from 48.6% in the nine months ended September 30, 1996 to 44.7% in the 1997 period, which was primarily a result of increased spending on technical staff related to new product installation and development.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.4 million (15.9%) from $9.0 million in the nine months ended September 30, 1996 to $10.4 million in the 1997 period. As a percentage of total revenue, selling, general and administrative expenses increased from 10.3% in the 1996 period to 11.5% in the 1997 period. The increase as a percentage of total revenue resulted primarily from the hiring of new employees in sales support functions, as well as additional personnel hired for IT Services administration and other general administration functions.

       OPERATING INCOME. Operating income decreased by $239,000 ( 8.8%) from $2.7 million in the nine months ended September 30, 1996 to $2.5 million in the 1997 period. Operating income decreased as a percentage of total revenue from 3.1% in the 1996 period to 2.7% in the 1997 period.

       INTEREST EXPENSE (NET OF OTHER INCOME). Interest expense (net of other income) decreased from $920,000 during the nine months ended September 30, 1996 to $680,000 during the 1997 period.. This reflects the repayment of a substantial portion of the Company's short-term debt during the 1997 period. The repayment was accomplished by applying all of the net proceeds from the sale of common stock to the repayment of the Company's debt.

       NET INCOME. Net income, after a provision for income taxes totaling $701,000 (reflecting an effective tax rate of 38.9% compared to 38.6% in the 1996 period), decreased by $4,000 (0.4%) from $1,106,000 in the nine months ended September 30, 1996 to $1,102,000 in the 1997 period. Net income decreased as a percentage of revenues from 1.3% in the 1996 period to 1.2% in the 1997 period.

Liquidity And Capital Resources

       The Company's working capital was $2.3 million and $12.4 million at December 31, 1996 and September 30, 1997, respectively. As of September 30, 1997, the Company had borrowing capacity under the Company's credit facility of $7.4 million.

Cash Flow

       Operating activities used net cash totaling $331,000 during the nine months ended September 30, 1997. Operating activities used net cash during the nine months ended September 30, 1997 because the increase in trade accounts receivable was not offset by net income and depreciation, increases in accounts payables.

       Investing activities used cash totaling $468,000 during the nine months ended September 30, 1997. The Company's investing activities that used cash during this period was primarily related to capital expenditures. During the next twelve months, the Company expects to incur an estimated $700,000 million for capital expenditures, a majority of which is expected to be incurred for leasehold improvements and other capital expenditures in connection with the planned consolidation of its warehouse facilities into a single facility in the Dallas-Fort Worth area, the relocation of its Dallas branch office and the opening of a branch office in San Antonio, Texas. The actual amount and timing of such capital expenditures may vary substantially depending upon, among other things, the actual facilities selected, the level of expenditures required to render the facilities suitable for the Company's purposes and the terms of lease arrangements pertaining to the facilities.

       Financing activities provided cash totaling $1.7 million during the nine months ended September 30, 1997. During the quarter ended September 30, 1997 the Company completed the sale of 1,765,125 common shares which resulted in the receipt of net proceeds of $8.7 million, all of which was used to repay short-term debt.

Asset Management

       The Company had trade accounts receivable, net of allowance for doubtful accounts, of $19.0 million at September 30, 1997. The number of days' sales outstanding in trade accounts receivable was 52 days, which is equal to the days outstanding of the prior quarter but reflecting slower than normal payment by the Company's customers during the three months ended September 30, 1997. Bad debt expense as a percentage of total revenue for the three months ended September 30, 1997 was 0.3%, which was slightly less than bad debt expense for the three months ended September 30, 1996. The Company's allowance for doubtful accounts, as a percentage of trade accounts receivable, was 1.3% at December 31, 1996, and 1.1% at September 30, 1997. Inventory turnover for the three months and nine months ended September 30, 1997 was 19.7 times, and 19.4 times, respectively.

Current Debt Obligations

       Historically, the Company has satisfied its cash requirements principally through borrowings under its lines of credit and through operations. The Company maintains a cash position sufficient to pay only its immediately due obligations and expenses. When the amount of cash available falls below its immediate needs, the Company requests advances under a credit facility provided by IBM Credit Corporation ("IBMCC Facility")

       The total credit available under the IBMCC Facility is currently $20.0 million, subject to borrowing base limitations which are generally computed as a percentage of various classes of eligible accounts receivable and qualifying inventory. Borrowings are available under the IBMCC Facility for floor plan financing of inventory from approved manufacturers (the "Inventory Line"'). Available credit under the IBMCC Facility, net of Inventory Line advances, is used by the Company primarily to carry accounts receivable and for other working capital and general corporate purposes (the "Accounts Line"). Borrowings under the Accounts Line bear interest at the fluctuating prime rate plus 2.0% per annum (10.5% at September 30, 1997). Under the Inventory Line, IBMCC pays the Company's inventory vendors directly, generally in exchange for negotiated financial incentives. Typically, the financial incentives received are such that IBMCC does not charge interest to the Company until approximately 30 days after the transaction is financed, at which time the Company is required to either pay the full invoice amount of the inventory purchased from corporate funds or to borrow under the Accounts Line for the amount due to IBMCC. Inventory Line advances not paid within 30 days after the financing date bear interest at the fluctuating prime rate plus 6.0%. IBMCC is permitted to fix a minimum prime rate for the IBMCC Facility of not less than the average prime rate in effect at the time the minimum prime rate is set but has not done so. IBMCC is authorized to change, on 30 days notice, the computation of the borrowing base and to disqualify accounts receivable upon which advances have been made and require repayment of such advances to the extent such disqualifications cause the Company's borrowings to exceed the reduced borrowing base. The IBMCC Facility renews for successive periods of 13 months unless either party chooses to terminate the arrangement on 60 days notice.

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

       At September 30, 1997, the total indebtedness of the Company under the IBMCC Facility was $7.7 million of which $3.0 million was outstanding under the Accounts Line and $4.7 million was outstanding under the Inventory Line. The Company's remaining available credit at September 30, 1997, based on its borrowing base was approximately $7.4 million.

       The Company has a $3.0 million credit facility with Deutsche Financial Services (the "DFS Facility") for the purchase of inventory from certain suppliers. As in the case of the IBMCC Inventory Line, advances under the DFS Facility are typically interest free for 30 days after the financing date for transactions in which adequate financial incentives are received by DFS from the vendor. Within 30 days after the financing date, the full invoice amount for inventory financed through DFS is required to be paid by the Company. Amounts remaining outstanding thereafter bear interest at the fluctuating prime rate (but not less than 6.5%) plus 6.0%. DFS retains a security interest in the inventory financed. The DFS Facility is immediately terminable by either party by written notice to the other. At September 30, 1997, the amount outstanding under the DFS Facility was $1.7 million.

       Both the IBMCC Facility and the DFS Facility prohibit the payment of dividends, repurchase of the Company's shares and advances to affiliates unless consented to by the lender.

Subsequent Events

In October, 1997 the Company commenced the renegotiation of the Company's credit facilities with its existing lenders and sought financing proposals from other financing sources. Based upon the proposals the Company has received it is likely that the Company will restructure its existing credit facilities on terms more favorable to the Company than its currently existing credit facilities.

In October, 1997 the Company's Board of Directors authorized the establishment of the 1997 Employee Stock Purchase Plan whereby the Company's employees may voluntarily purchase shares of the Company's stock. Under the Plan the Company may issue newly issued shares or purchase shares in the open market. The Company expects to purchase such shares as may be required for the plan in the open market. The Board of Directors has, however, authorized the issuance of up to 100,000 shares for such purpose.

                                                                     EXHIBIT 11

                              ALLSTAR SYSTEMS, INC.
      COMPUTATION OF EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENTS
               (In thousands of dollars, except per share amounts)

                                                      For the Three Months ended
                                                              September 30,
                                                            1997            1996
PRIMARY EARNINGS PER SHARE:
Weighted average shares of common stock outstanding      4,261,609     2,675,000

Effect of issuance of shares from exercise of stock
       options or warrants (treasury stock method)           7,055           -
                                                        ----------      --------
Weighted average shares                                  4,268,664     2,675,000
                       ------------------------          =========     =========

Net Income                                            $        380   $       499
          -------------------------------------       ============   ===========
Primary earnings per share                            $       0.09   $      0.19
                          --------------------        ============   ===========

FULLY DILUTED EARNINGS PER SHARE: (a)
Weighted average shares of common stock outstanding      4,261,609     2,675,000
                                                   -
Effect of issuance of shares from exercise of stock
       options  or warrants (treasury stock method)        (65,618)          -
                                                   -    ----------    ----------
Weighted average shares                                  4,195,991     2,675,000
                       ----------------------------      =========     =========

Net Income                                            $        380   $       499
          -----------------------------------------   ============   ===========
Fully diluted earnings per share                      $       0.09   $      0.19
                                -------------------   ============   ===========

                                                      For the Nine Months ended
                                                              September 30,
                                                            1997          1996
PRIMARY EARNINGS PER SHARE:
Weighted average shares of common stock outstanding      3,209,681     2,675,000

Effect of issuance of shares from exercise of stock
       options or warrants (treasury stock method)           3,278           -
                                                      ------------   -----------
Weighted average shares                                  3,212,059     2,675,000
                       -----------------------------     =========     =========

Net Income                                             $     1,102   $     1,106
          ------------------------------------------   ===========   ===========
Primary earnings per share                             $      0.34   $      0.41
                          --------------------------   ===========   ===========

FULLY DILUTED EARNINGS PER SHARE: (a)
Weighted average shares of common stock outstanding      3,209,681     2,675,000

Effect of issuance of shares from exercise of stock
       options  or warrants (treasury stock method)        (22,112)           -

Weighted average shares                                  3,187,569     2,675,000
                       -----------------------------     =========     =========

Net Income                                             $     1,102   $     1,106
          ------------------------------------------   ===========   ===========
Fully diluted earnings per share                      $       0.35   $      0.41
                                --------------------  ============   ===========

(a)This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although it is contrary to paragraphs 14, 30 and 40 of APB Opinion No. 15 because it produces an antidilutive result for period set forth above.

Part II.  Other Information

Item 1.  Legal Proceedings

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

October 4, 1997                  BY:  /s/ James H. Long
Date                             James H. Long, Chief Executive Officer



October 4,1997                   BY: /s/ Donald R. Chadwick
Date                             Donald R. Chadwick, Chief Financial Officer