Form 10-Q/A
period 1997-09-30
ALLSTAR SYSTEMS INC
filed 1997-11-13
CIK 1020017

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
                      -----------------------------  =========       =========

                 See notes to consolidated financial statements

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               (In thousands, except share and per share amounts)
                                   (Unaudited)
                                                    Nine months   Nine Months
                                                       ended         ended
                                                   September 30,  September 30,
                                                        1997         1996


Net income .............................................   $ 1,102    $ 1,106
                                                                      -------
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities
     Gain of disposal of assets ........................      --          (11)
                                                                      -------
     Depreciation and amortization .....................       384        264
                                                                      -------
     Deferred taxes ....................................       190        (12)
                                                                      -------
     Deferred offering costs ...........................       412       --
                                                                      -------
Changes in assets and liabilities that provided (used) cash:
     Accounts receivable - trade, net ..................    (2,482)    (1,329)
                                                                      -------
     Accounts receivable - affiliates ..................       (87)        77
                                                                      -------
     Inventory .........................................      (143)    (1,580)
                                                                      -------
     Other current assets ..............................      (176)       (41)
                                                                      -------
     Accounts payable ..................................       809       (986)
                                                                      -------
     Accrued expenses ..................................       325       (901)
                                                                      -------
     Income taxes payable ..............................      (552)       404
                                                                      -------
     Deferred service revenue ..........................      (112)       (15)
                                                            -------    -------

         Net cash provided by (used in) operating
              activities ...............................      (330)    (3,024)
                                                                      -------

Cash flows from investing activities:
     Capital Expenditures ..............................      (467)      (448)
                                                                      -------
     Proceeds from sale of fixed assets ............            --         13
                                                           -------    -------

         Net cash used in investing activities: ........      (467)      (435)
                                                                      -------

Cash flows from financing activities:
     Net proceeds from sale of common stock ............     8,706       --
                                                                      -------
     Net increase (decrease) in notes payable ..........    (7,021)     3,956
--------------------------------------------------------   -------    -------

         Net cash provided by (used in) financing
              activities: ..............................     1,685      3,956
                                                                      -------

Net increase (decrease) in cash and cash
     equivalents .......................................       888        497
                                                                      -------
Cash and cash equivalents at beginning of period .......       229      1,029
                                                           -------    -------
Cash and cash equivalents at end of period .............   $ 1,117    $ 1,526
--------------------------------------------------------   =======    =======
Supplemental disclosures of cash flow information:
     Cash paid for interest ............................   $   794    $   560
                                                           =======    =======
     Cash paid for taxes ...............................   $   976    $   318
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