Form 10-K
period 1997-12-31
ALLSTAR SYSTEMS INC
filed 1998-04-01
CIK 1020017

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

                                       OR

               o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ___________

                         Commission file number: 0-21479

                              ALLSTAR SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

                      Delaware                          76-0515249
              (State of Incorporation)     (I.R.S. Employer Identification No.)
               6401 Southwest Freeway
                     Houston, TX                         77074
               (Address of principal executive offices) (Zip code)

       (Registrant's telephone number including area code: (713) 795-2000

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:

                          COMMON STOCK, $.01 Par Value
                                (Title of Class)
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No ____
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 24, 1998, as reported on NASDAQ National Market System, was approximately $11,591,000.

         The number of shares of Common Stock, $.01 Par Value, outstanding as of March 24, 1997 was 4,454,411.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10, 11, 12, and 13.

PART I

Item 1.  Business

Special Notice Regarding Forward-Looking Statements

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANIAL PERFORMANCE OF THE COMPANY, INCLUDING BUT NOT LIMITED TO STATEMENTS CONTAINED IN ITEM 1 - "FACTORS WHICH AFFECT FUTURE OPERATING RESULTS," "ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," "PROPERTIES" AND "BUSINESS." READERS ARE CAUTIONED THAT SUCH STATEMENTS, WHICH MAY BE IDENTIFIED BY WORDS INCLUDING "ANTICIPATES," "BELIEVES," "INTENDS," "ESTIMATES," "EXPECTS" "PLANS" AND OTHER SIMILAR EXPRESSIONS, ARE ONLY PREDICTIONS OR ESTIMATIONS AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES, OVER WHICH THE COMPANY HAS LITTLE OR NO CONTROL. IN EVALUATING SUCH STATEMENTS, READERS SHOULD CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING MATTERS SET
FORTH IN "FACTORS WHICH MAY AFFECT THE FUTURE OPERATING RESULTS," WHICH COULD CAUSE ACTUAL EVENTS, PERFORMANCE OR RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH STATEMENTS.

GENERAL

         Allstar Systems, Inc. (the "Company") is a regional provider of computer and telecommunications hardware and software products and related services. The Company primarily markets its products and services in Texas from five locations in the Houston, Dallas-Fort Worth, El Paso and Austin metropolitan areas and through a small, recently opened office in McAllen, Texas. During 1997, the Company's customer base of approximately 2,700 accounts was comprised primarily of mid-sized customers and regional offices of larger customers in commercial, educational and governmental sectors. The Company positions itself to provide its customers with single-source solutions for both their computer and telecommunications needs by offering a broad range of products and services and by providing the expertise to support integrated computer and telecommunications applications.

         The Company's revenue is derived from sales of Computer Products, IT Services, Telecom Systems and CTI Software. The Company is an authorized reseller of computer products from Compaq, Hewlett-Packard, IBM, Microsoft, Novell and other leading manufacturers. The Company has long-standing relationships with leading aggregators and wholesale distributors of computer hardware and software products which enable the Company to provide its customers with competitive product pricing and ready product availability. IT Services include system design, installation, integration and support services. With respect to Telecom Systems, the Company markets, installs and services telecommunications equipment, including PBX telephone systems from NEC, Inter-tel and Mitel. In 1995, the Company introduced its proprietary CTI Software products which facilitate computer and telephone integration, primarily for telemarketing, call center and other high volume calling applications.

         The Company was incorporated in 1983 as a Texas corporation and was reincorporated in 1996 as a Delaware corporation. The Company's executive offices are located at 6401 Southwest Freeway, Houston, Texas 77074 and its telephone number is (713) 795-2000.

         The market for computer products and services has experienced significant growth in recent years and the use of such products and services within organizations has been impacted by several concurrent trends. The introduction of LANs and WANs has allowed organizations to supplement or replace expensive, centralized mainframe computer systems with more flexible and affordable PC-based client/server platforms. The emergence of widely accepted industry standards for hardware and software has increased the acceptance of open architecture LANs and WANs which can and frequently do contain products from numerous manufacturers and suppliers. Rapid technological improvements in computer hardware and the introduction of new software operating systems have also created the need to expand or upgrade existing networks and systems. At the same time, price decreases have made such networks and systems affordable to a larger number of organizations. The Company believes that these trends have increased the general demand for computer products and related information technology services.

         Distribution channels for computer products changed significantly beginning in the early 1990s. During that period, many manufacturers of computers began to scale back their sales forces and, in order to ensure the continued wide distribution of their products, started to offer their products to wholesale computer distributors which previously had sold only software and peripheral equipment. In addition, manufacturers also began allowing resellers to purchase products from more than one aggregator or distributor, a practice known as "open sourcing. " Expanding computer sales to distributors and allowing open sourcing intensified price competition among suppliers. The Company believes that, in general, the manufacturers of its primary product lines are continuing to rely to a large degree on resellers of computer products to distribute a significant portion of their products to end-users. Distribution patterns may continue to evolve, however, and any future changes may significantly affect the Company's business.

         The advent of open architecture networks has also impacted the market for information technology services. Wider use of complex networks involving a variety of manufacturer's equipment, operating systems and applications software has made it increasingly difficult to diagnose problems and maintain the technical knowledge and repair parts necessary to provide support services. The Company believes that increased outsourcing of more sophisticated support services by business and institutional customers has resulted from the technical complexities created by multi-manufacturer and supplier network systems and rapid technological change. Increasingly, organizations seeking computer products often require prospective vendors not only to offer products from many manufacturers and suppliers, but to have available and proficient service expertise to assist them in product selection, system design, installation and post-installation assistance and service. The Company believes that the ability to offer customers a comprehensive solution to their information technology needs, including the ability to work within its customers' corporate environments as integral members of their management information system staff, are increasingly important in the marketplace.

         Telecommunications systems have evolved in recent years from simple analog telephone systems to sophisticated digital systems, with modern digital systems featuring voice processing, automated attendant, voice and fax mail, automatic call distribution and call accounting. The ability to interface these new digital phone systems to the user's PC-based computer systems now allows these telephone systems to interact with the user's computerized data to create powerful business solutions. New features, such as "caller ID" that is coupled with a digital telephone system and integrated with a computer system, can provide automatic look-up and display of account information while the user is receiving a new call, thereby increasing productivity and the level of customer service. Computerized "call accounting" allows an organization with integrated telephone and computer systems to track telephone usage and long distance toll billing and easily interface that data with computerized accounting and billing systems. Integrated voice and facsimile handling allows a user to retrieve, send and manage voice and facsimile messages on his computer screen. Computerized telephone number listings allow the user to look up telephone numbers on the computer and then have the computer dial the number automatically. For more complex call center applications, computer systems can manage out-bound calling campaigns while automatically blending in-bound calls to available agents in order to enhance agent productivity.

         The Company believes that the evolution of the digital telephone system to a more open architecture, aided by standards established by Microsoft and Novell for the interface of telephone and computer technologies, is causing rapid industry change. This change is creating demand for digital telephone systems which adhere to these new industry standards. These digital telephone systems, along with the many software products which are rapidly becoming available for use in CTI, require sophisticated installation and integration service capability. The Company believes that the trend toward CTI is likely to continue and that integrated voice, data and video communication will become more affordable. As the technology and management of telecommunications and computer systems converge over the next decade, the Company expects that growth opportunities will be presented for companies able to provide and service the latest integrated telecommunications and computer technologies.

BUSINESS STRATEGY

         The Company's goals include continuing the growth of its regionally-based business while preparing the Company to become a national provider of computer and telephone hardware and software products and related services. To achieve its objectives, the Company intends to pursue these key strategies:

Expand Geographically. The Company intends to open additional offices within Texas and in new regions to service existing customers and attract new customers. The Company opened new offices in Austin, Texas in the third quarter of 1997 and in McAllen and El Paso late in 1997. The Company intends to open other offices in Texas and other regions as opportunities and circumstances warrant.

Increase Telecom Systems And CTI Software Businesses. The Company began offering Telecom Systems in 1994 in its Houston office and CTI Software in 1995 to capitalize on the growing trend in CTI. The Company expanded Telecom Systems operations to the Dallas-Fort Worth market in the second half of 1997. The Company intends to expand its Telecom Systems operations to (i) all of its offices, (ii) pursue acquisitions of regional telephone system resellers with established customer bases in targeted markets, and (iii) increase the variety and capabilities of its CTI Software products through internal development and acquisitions of complementary software products.

Implement Internet-Based National Marketing Program. The Company intends to implement a new method of marketing its Computer Products on a nationwide basis. By accessing an Internet home page currently under development, the Company's sales representatives and customers will be able to obtain product pricing and availability data, enter or change orders and access customer account status information. The Company plans to employ experienced sales representatives in selected metropolitan markets who will be supported by the new Internet-based system and by a national sales support call center performing order entry and customer service functions.

         After utilizing the Internet-based system to support its direct sales force the Company expects to establish customer relationships in new markets under the trade name "800 PC Deals." The Company then intends to establish branch offices in certain of these markets. Implementation of this strategy was anticipated to begin in the second half of 1997 but has been deferred indefinitely until the Company can better ascertain the potential profitability of this program and further develop its Internet based marketing systems. There can be no assurance that the Company will complete the development of the Internet system and if developed whether the Company will implement the marketing program.

PRODUCTS AND SERVICES

         The Company's revenues are derived from the marketing of technological information systems. Management of the Company believes that such revenues are reliant upon the ability to offer related services (which comprise less than 10 % of revenues) on those products. For the convenience of the reader the products offered and the related services have been provided below.

COMPUTER PRODUCTS

         The Company offers its customers a wide variety of computer hardware and software products available from over 600 manufacturers and suppliers. The Company's products include desktop and laptop computers, monitors, printers and other peripheral devices, operating system and application software, network products and mid-range host and server systems including the IBM RS6000 and DEC Alpha systems. The Company is an authorized reseller of products from a number of leading manufacturers of computer hardware, software and networking equipment, including Compaq, Hewlett-Packard, IBM, Microsoft and Novell. Products manufactured by Compaq, Hewlett-Packard and IBM in the aggregate accounted for approximately 53.7%, 58.9%, and 56.8%, for 1995, 1996 and 1997, respectively, of the Company's total inventory purchases. There can be no assurance that the Company will continue to resell such manufacturers' products in the future; however, the Company believes that its relations with all of its major product manufacturers and distributors are satisfactory.

IT SERVICES

         IT Services are provided by the Company both in conjunction with and separately from its Computer Products sales. The Company typically prices its IT Services on a time and materials basis or under fixed fee service contracts, depending on customer preference and the level of service commitment required. In markets where the Company does not maintain branch offices, it often subcontracts for necessary technical personnel, particularly where required for larger scope or prolonged duration contracts. The Company's IT Services include the following:

Information Systems Support. The Company is an authorized warranty service provider for many popular computer and computer peripheral products and provides hardware repair and maintenance services, complex network diagnostic services, end user support services and software diagnostic services. The Company also offers complete outsourcing of a customer's computer and network management and technical support needs on a contract basis. The Company provides on-site service parts stocking, help desk assistance and fixed asset management and tracking.

Contract Systems Engineer, Technician And Programmer Staffing. The Company provides short-term supplemental technical staffing, including hardware and software technicians, help desk personnel, systems and network engineers and programming staff.

Systems Engineering. The Company provides systems engineering services including information technology consulting, LAN/WAN design, on-site and remote network administration, new technology feasibility and impact analyses and disaster recovery plan analyses.

Information Technology Project Management. The Company provides project management services for major hardware and software upgrades and conversions, roll-outs of major new hardware and software installations and large network installations, including multiple city WAN implementations.

Telecommunications And Data Systems Cabling. The Company provides networking and telecommunications cabling services required for all major networking topologies, including fiber optic cabling. The Company also offers cabling services for adding to, moving or changing existing network systems.

Contract Programming Services. Recently, the Company has begun to offer contract
programming   services,   primarily   related   to  SQL   database   design  and
implementation, client server applications and Internet site development.

IT Staffing Services. In January 1997 the Company, through its wholly-owned subsidiary IT Staffing, Inc., began providing technical personnel for temporary and permanent positions to it customers. The Company recruits and places personnel for a wide variety of technical positions related principally to computing hardware and software skill sets.

         To support and maintain the quality of these services and to maintain vendor accreditation necessary to resell and service its significant product lines, the Company's technical staff participate in various certification and authorization programs sponsored by hardware manufacturers and software suppliers. The Company currently has attained several certifications and authorizations, most notably as a Microsoft Solution Provider and a Novell
Platinum Reseller. The Company's ability to attract and retain qualified professional and technical personnel is critical to the success of its IT Services business.

TELECOM SYSTEMS

         The Company began its Telecom Systems business in 1994 to capitalize on the trend toward CTI. The Company currently markets, installs and services business telephone systems, including large PBX systems and small key systems, along with a variety of related products including hardware and software products for data and voice integration, wide area connectivity and telephone system networking and wireless communications. The Company resells PBX systems manufactured by NEC and Mitel and smaller "key systems," including products from Macrotel, NEC and Winn Communications. Wireless products include products from Uniden and Spectralink. Software products include voice mail products from Active Voice and AVT, interactive voice response applications from AVT and call center activity reporting products from Taske.

         Prior to 1997, the Company marketed Telecom Systems only from its Houston office. During the second half of 1997, the Company expanded Telecom Systems sales to its Dallas office. The Company intends to expand the marketing of its Telecom Systems products into each new office as they are established. The Company also intends to expand its Telecom Systems products, particularly in the area of CTI products, as suitable new products become available for resale.

CTI SOFTWARE

         The Company develops and markets proprietary CTI Software, which integrates business telephone systems and networked computer systems, under the trade name "Stratasoft. " CTI Software is designed to improve the efficiency of call center, both inbound and outbound and other high volume calling applications. Basic products offered by the Company are typically customized to suit a customer's particular needs and are often bundled with computer hardware supplied by the Company at the customer's request. The Company entered the CTI Software business in late 1995 by acquiring two CTI products, currently sold under the names StrataDial and StrataVoice, from a corporation owned by the individual who presently manages the Company's CTI Software operations. A new product, Strata-Interactive, has also been developed by the Company. The Company now markets these three CTI Software products, which are described below:

Stratadial. StrataDial is a predictive dialer software product for outbound call center applications such as sales and promotion, collections, surveys, lead generation and announcements that require personal contact. StrataDial features inbound/outbound call blending without requiring an automated call distribution feature ("ACD") of the PBX telephone system. StrataDial collects campaign specific data during the telephone call and provides comprehensive on line reporting and statistical analysis of the campaign data. StrataDial also features open architecture which allows easy interaction with the customer's other database applications. Dialing parameters and campaign characteristics can be changed without shutting down the dialer, as is required with many competing products. During 1997, the Company sold and installed 48 StrataDial systems.

Stratavoice. StrataVoice is an outbound dialing product designed for high volume applications that do not require human interaction. StrataVoice applications include appointment confirmation and setting, court appearance notification, surveys, community notification such as school closings and emergency evacuation, employee updates, absenteeism notification, telemarketing and market research. A telephone system utilizing StrataVoice dials a computerized list of numbers and can ask the contacted person a number of questions, including branching to other questions and statements based on responses. StrataVoice also allows the contacted person to leave messages. Scripting tools are included that allow the user to develop campaigns. The system builds a database of respondent data and has comprehensive response reporting capabilities. During 1997, the Company sold and installed 122 StrataVoice systems.

Strata-Interactive. Strata-Interactive is an interactive voice response ("IVR") software product which allows telephone calls to access computer information at any time using a simple touch-tone telephone. Applications for IVR technology vary and include insurance coverage verification and claims reporting, utility company account information and outage reporting, bank account information and on-line transactions, and shipment verification and tracking information. Strata-Interactive is based upon open architecture and is designed to work with networked computers. The first beta version of the product was delivered to a customer in June 1996. In 1997, the Company began integrating the Strata-Interactive components into the Strata-Dial and Strata-Voice products. The Company expects the majority of the Strata-Interactive product will be marketed as a component of Strata-Dial.

SALES AND MARKETING

DIRECT SALES

         The Company markets its products and services primarily through direct sales representatives. Direct sales representatives are teamed with in-house customer service representatives and are assigned to specific customer accounts. The Company believes that direct sales lead to better account penetration and management, better communications and long-term relationships with its customers. The Company's sales personnel, including account managers and customer service representatives, are partially compensated, and in some cases fully compensated, on the profitability of accounts which they participate in developing. The Company believes that its past and future growth will depend in large measure on its ability to attract and retain qualified sales representatives and sales management personnel. The Company promotes its products and services through general and trade advertising, participation in trade shows and telemarketing campaigns. The Company believes that a significant portion of new customers of its Computer Products and IT Services businesses originates through word-of-mouth referrals from existing customers and industry members, such as manufacturer's representatives. Additionally, Telecom Systems sales personnel seek to capitalize on the many customer relationships developed by the Company's Computer Products and IT Services personnel. By virtue of their computer business contacts, Computer Products and IT Services personnel often learn at a relatively early stage that their customers may soon be in the market for telecommunications equipment and services. Sales leads developed by this synergy are then jointly pursued. CTI Software is marketed by direct sales representatives to organizations using telemarketing, call centers or other high volume telecommunications functions. In addition, StrataVoice is marketed through resale arrangements between the Company and a VAR.

INTERNET-BASED SALES SUPPORT SYSTEM

         The Company has been developing an Internet-based sales support system that will be used by its entire sales force, however the Company does not intend to activate the sales support until additional development occurs. The system will allow sales representatives to access information on product pricing and availability, enter and track specific orders and monitor customer account information. Sales representatives will be able to access the system from their desktop computers at the Company's offices or on the Internet. The system will also allow selected customers to enter and manage their own orders on-line. The Company believes that when implemented this sales support system will enhance the productivity and flexibility of its sales force and improve its customer service.

800 PC DEALS

         The Company intends to use its proposed Internet-based sales support system to cost-effectively expand its marketing efforts for Computer Products on a national level under the trade name 800 PC Deals. Specifically, the Company intends to employ sales representatives with local experience in targeted metropolitan markets to establish customer relationships utilizing the new system. The Company also plans to operate a national sales support call center to serve sales representatives and customers. Initially, the Company intends to fulfill a large portion of orders in these new markets by drop shipping product directly from suppliers to customers. Once sufficient customer relationships are established and market knowledge is developed, the Company may seek to establish a branch office in a market. No definitive schedule has been established for the commencement of operations as 800 PC Deals.

         There can be no assurance that the new system will function as expected or, if so, that its implementation will enable the marketing approach of 800 PC Deals to be successful. Many factors could influence the performance of 800 PC Deals, including competition by others using similar systems, technical difficulties in the implementation of the new Internet-based system, lack of customer or supplier acceptance and the inability of local, direct sales representatives to successfully market Computer Products through 800 PC Deals.

CUSTOMERS

         The Company focuses its marketing efforts on mid-sized customers and regional offices of larger customers located in or near the metropolitan areas in Texas in which the Company maintains offices. The Company occasionally provides Computer Products and IT Services in markets where the Company does not have an office, typically to branch operations of customers with which the Company has an established relationship. The Company's customer base is not concentrated in any industry group. Over 2,700 customers purchased products or services from the Company during 1997. In 1997, the largest single customer constituted 4.8% of total revenues, however in prior years the Company's largest customer has constituted as high as 11.2% of revenues.

         The Company has only a small amount of backlog relative to total revenues because the Company has no long-term commitments by customers to purchase products or services from the Company. Although the Company has service contracts with many of its large customers, such service contracts are project-based and/or terminable upon relatively short notice. A significant reduction in orders from any of the Company's largest customers could have a material adverse effect on the Company's financial condition and results of operations.

SUPPLY AND DISTRIBUTION

         The  Company  relies  on  aggregators  and   distributors  of  computer
hardware,  software  and  peripherals  to  supply  a  majority  of its  Computer
Products. Although the Company uses many industry suppliers, the Company purchases its Computer Products chiefly from two suppliers, Inacom and Ingram, to obtain competitive pricing, better product availability and improved quality control. The Company attempts to develop strategic arrangements with its principal suppliers, including the coordination of drop shipment orders, the outsourcing of certain computer configuration services, national roll-out and installation projects and the sharing of product information. Telecommunications hardware and software products are generally purchased by the Company on an as-needed basis directly from the original equipment manufacturer.

         The Company's largest supplier of Computer Products is Inacom, a leading computer products aggregator. Inacom markets and distributes computer products and provides various services on a wholesale basis through a network of franchisees and resellers and also markets its products directly to end-users. During 1995, 1996 and 1997, the Company purchased from Inacom approximately 36.6%, 57.0% and 51.4%, respectively, of its total inventory purchases. The Company purchases Computer Products and obtains drop shipping and other services from Inacom pursuant to an agreement entered into in August 1996 (the "Inacom Agreement"). Under the Inacom Agreement, the Company is required to purchase at least 80% of its Computer Products from Inacom, but only to the extent that such products are made available within a reasonable period of time at reasonably competitive pricing. Pricing from Inacom is generally based on Inacom's cost plus a negotiated markup. With certain exceptions, the Company is entitled to volume discounts at agreed upon levels. The term of the Inacom agreement expires on December 31, 2001, and automatically renews for successive one year periods unless notice of non-renewal is given 60 days prior to the end of the renewal period. A cancellation fee of $570,500 will be payable by the Company in the event of non-renewal or early termination of the Inacom Agreement by either party.

         The Company's second largest supplier of computer products is Ingram. The Company also purchases its Computer Products from Ingram on a cost-plus basis. During 1995, 1996 and 1997, the Company purchased from Ingram approximately 20.6%, 14.7% and 20.0% respectively, of its total inventory purchases. The Company's agreement with Ingram provides for volume discounts at agreed upon levels. The agreement with Ingram may be terminated by either party upon 30 days prior written notice.

         Due to intense price competition among computer products resellers, the price and shipping terms received by the Company from its suppliers, especially Inacom and Ingram, are critical to the Company's ability to compete in Computer Products. From time to time the availability of certain products has been limited. Although the Company has not experienced unusual product availability problems and has been generally satisfied with the product pricing and terms available from its principal suppliers, there can be no assurance that such relationships will continue or that, in the event of a termination of its relationship with either Inacom or Ingram, or both, it would be able to obtain an alternative supplier or suppliers without a material disruption in the Company's ability to provide competitively priced products to its customers.

         The Company maintains standard authorized dealership agreements from many leading manufacturers of computer and telecommunications hardware and software. Under the terms of these authorized dealership agreements, the Company is entitled to resell associated products to end-users and to provide warranty service. The Company's status as an authorized reseller of key product lines is essential to the operation of the Company's business. In general, the authorized dealer agreements do not require minimum purchases and include termination provisions ranging from immediate termination to termination upon 90 days prior written notice. Some of such agreements are conditioned upon the continuation of the Company's supply arrangement with Inacom or another major wholesaler acceptable to the manufacturer.

         The Company operates a warehouse at its Houston and Dallas offices for the purpose of receiving, warehousing, configuration and shipping products. The Company plans to consolidate its two warehouses into one central regional warehouse located in the Dallas-Fort Worth metropolitan area in order to achieve further productivity and efficiency enhancements.

         During 1995, the Company began an initiative to drop ship a higher percentage of its orders directly from the supplier to customer in order to lower its distribution costs and freight costs. This initiative has resulted in the percentage of drop shipped orders (measured by the cost of goods drop shipped as a percentage of total cost of goods) growing from 5. 1% during the six months ended June 30, 1995 to 18.1% during 1996 and 23.9% in 1997. While the Company does not believe that it is in its best interest to drop ship all orders, it does intend to continue to move more of its Computer Products distribution toward drop shipments.

MANAGEMENT INFORMATION SYSTEMS

         The Company depends on its customized MIS to manage most aspects of its business. The Company's MIS provides its sales staff, customer service representatives and certain customers with product price, information and availability from its principal suppliers' warehouses throughout the United States. The Company utilizes its MIS to rapidly source product from a wide range of suppliers. Purchase order expediting features including overdue shipment and partial shipment reporting enable the Company to identify and resolve supplier and or freight carrier problems quickly. The purchasing systems are real time, allowing buyers to act within minutes on a newly received and credit-approved sales order. The Company's MIS contain productivity tools for sales lead generation, including integration between telemarketing and prospect database management. Sales management features include a variety of reports available for any combination of customer, salesperson, sales team and office criteria. The Company uses its MIS to manage service contracts, service calls and work orders, engineer and technician scheduling and time tracking, service parts acquisition and manufacturer warranties. Reporting can also be generated for project profitability, contract and customer analysis, parts tracking and employee time tracking.

         During the first quarter of 1998 the Company commenced a conversion of its MIS to a more powerful computing platform which will allow the Company to improve and enhance its MIS. The new system will allow the Company to expand it uses and more fully integrate its operations with the MIS. While the Company expects the system conversion to be fully implemented with only normal debugging and reprogramming, a failure to fully implement the conversion with only minimal disruption of its operation could have an adverse effect on the Company's results of operations and financial condition.

         The system conversion was implemented as a general upgrading of the Company's MIS and was not for the purpose of achieving Year 2000 compliance. The Company believes its prior MIS was, and its new MIS is, Year 2000 compliant. Accordingly, the Company does not believe that Year 2000 compliance will have a material adverse effect on its results of operations or financial condition. It is possible that the Company could be impacted if its significant suppliers or customers do not successfully and timely achieve Year 2000 compliance with respect to their own computer systems. The Company has inquired of its two major suppliers as to the status of their Year 2000 compliance and has been advised that they expect to achieve Year 2000 compliance. If, contrary to the Company's expectations, it or the significant suppliers and customers fail to achieve Year 2000 compliance in a timely manner, the Company's results of operations and financial condition could be materially and adversely effected.

EMPLOYEES

         As of December 31, 1997, the company employed approximately 363 individuals. Of these, approximately 81 were employed in sales, marketing and customer service, 153 were employed in engineering and technical positions and 129 were employed in administration, finance and MIS. The Company believes that its ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been, and will continue to be, critical to its ability to execute its business plans. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

COMPETITION

         The markets in which the Company competes are all intensely competitive and changing rapidly. The Company believes that the principal competitive factors in the business activities in which it operates include relative price and performance, product availability, technical expertise, adherence to industry standards, financial stability, service, support and reputation. The Company believes that it has many direct and indirect competitors in each of its businesses, none of which is dominant in the Company's geographic markets. The Company's competitors include major computer products and telephone equipment manufacturers, aggregators and distributors, including certain manufacturers, aggregators and distributors which supply products to the Company. Other competitors include established national, regional and local resellers, systems integrators, telephone systems dealers, computer-telephony VARs and other CTI software suppliers. Some of the Company's current and potential competitors have longer operating histories and financial, sales, marketing, technical and other competitive resources which are substantially greater than those of the Company.

         As the markets in which the Company competes have matured, product price competition has intensified and is likely to continue to intensify. Such price competition could adversely affect the Company's financial condition and results of operations. There can be no assurance that the Company will be able to continue to compete successfully with existing or new competitors.

HISTORY AND REINCORPORATION

         The Company was incorporated under Texas law in 1983 under the name Technicomp Corp. On June 30, 1993, the Company changed its name to Allstar-Valcom, Inc. and then again, on December 28, 1993, the Company changed its name to Allstar Systems, Inc. On December 27, 1993, the Company engaged in a merger in which it was the surviving corporation. In the merger, Allstar Services, Inc. and R. Cano, Inc. , both of which were affiliated with the Company, were merged with and into Allstar Systems, Inc. in order to streamline the business. In 1995, Company formed a wholly owned subsidiary, Stratasoft, Inc. , to purchase and develop its CTI Software. See "Certain Relationships and Related Transactions--Acquisition of Stratasoft Products. The Company effected a reincorporation and merger in the State of Delaware through which the 328,125 shares of the Company's predecessor, Allstar Systems, Inc. , a Texas corporation, which were outstanding prior to the merger, will be converted into approximately 2,675,000 shares of the newly incorporated Delaware corporation (the "Reincorporation"). The effect of the Reincorporation on the number of shares outstanding prior to the Reincorporation was similar in effect to an approximately 8.15-for-1 stock split.

FACTORS WHICH MAY AFFECT FUTURE RESULTS OF OPERATION

Risk Of Low Margin Business

         The Company's past growth in net income has been fueled primarily by sales growth rather than increased gross profit margins. Given the significant levels of competition that characterize the computer reseller market, it is unlikely that the Company will be able to increase gross profit margins in its core business of reselling computer products which accounted for approximately 86% of the Company's total revenue in 1997. Moreover, in order to attract and retain many of its larger customers, the Company frequently must agree to volume discounts and maximum allowable markups that serve to limit the profitability of sales to such customers. Accordingly, to the extent that the Company's sales to such customers increase, the Company's gross profit margins may be reduced and, therefore, any future increases in net income will have to be derived from continued sales growth or effective expansion into higher margin businesses, neither of which can be assured. Furthermore, low margins increase the sensitivity of the Company's results of operations to increases in operating expenses, including costs of financing. Any failure by the Company to maintain or increase its gross profit margins and sales levels could have a material adverse effect on the Company's financial condition and results of operations.

Dependence On Availability Of Credit; Interest Rate

         The Company's business activities are capital intensive in that the Company is required to finance accounts receivable and inventory. In order to obtain necessary working capital, the Company relies primarily on lines of credit under which the available credit and credit limits are dependent on the amount and quality of the Company's accounts receivable and inventory. As a result, the amount of credit available to the Company may be adversely affected by factors such as delays in collection or deterioration in the quality of the Company's accounts receivable, inventory obsolescence, economic trends in the computer industry, interest rate fluctuations and the lending policies of the Company's lenders. Many of these factors are beyond the Company's control. Any decrease or material limitation on the amount of capital available to the Company under its credit lines and other financing arrangements would limit the ability of the Company to fill existing sales orders, purchase inventory or expand its sales levels and, therefore, would have a material adverse effect on the Company's financial condition and results of operations. In addition, any significant increases in interest rates will increase the cost of financing to the Company and would have an adverse effect on the Company's financial condition and results of operations. The inability of the Company to have continuous access to such financing at reasonable costs would materially and adversely impact the Company's financial condition and results of operations. (See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations).

Highly Competitive Business

         The  Company is  engaged  in  business  activities  that are  intensely competitive and rapidly changing. The Company believes that the principal competitive factors in the business in which it operates are relative price and performance, product availability, technical expertise, adherence to industry standards, financial stability, service support and reputation. Price competition has intensified, particularly in the Company's Computer Products and IT Services businesses, and is likely to continue to intensify. Such price competition could materially adversely affect the Company's financial condition and results of operations. The Company's competitors include major computer products and telephone equipment manufacturers, aggregators and distributors, including certain manufacturers, aggregators and distributors which supply products to the Company. Other competitors include established national, regional and local resellers, systems integrators, telephone systems dealers, computer-telephony VARs and other CTI software suppliers. Some of the Company's current and potential competitors have longer operating histories and financial, sales, marketing, technical and other competitive resources which are substantially greater than those of the Company. As a result, the Company's competitors may be able to adapt more quickly to changes in customer needs or to devote greater resources than the Company to sales and service of its products. Such competitors could also attempt to increase their presence in the Company's markets by forming strategic alliances with other competitors of the Company, offer new or improved products and services to the Company's customers or increase their efforts to gain and retain market share through competitive pricing.

Management Of Growth; Regional Concentration

         The Company has experienced rapid growth which has and may continue to put strains on the Company's management and operational resources. The Company's ability to manage growth effectively will require it to continue to implement and improve its operational, financial and sales systems, to develop the skills of its managers and supervisors and to hire, train, motivate and manage its employees. The Company's future growth, if any, is expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to do so could materially adversely affect the Company's financial position and results of operation. Within the next 12 months, the Company intends to open new offices. The Company also plans to relocate its Dallas-Fort Worth office and consolidate substantially all of its warehouse and distribution operations in the Dallas-Fort Worth metropolitan area. The Company anticipates that it will incur substantial costs in connection with these new office openings, including expenditures for furniture, fixtures and equipment. Additional burdens on the Company's working capital are also expected in connection with the start-up of such operations. Any significant disruption or unanticipated expenses in connection with these plans could also have a material adverse effect on the Company's financial condition and results of operations. For the foreseeable future, the Company expects that it will continue to derive most of its total revenue from customers located in or near the metropolitan areas in Texas in which the Company maintains offices. Accordingly, an economic downturn in any of those metropolitan areas, or in the region in general, would likely have a material adverse effect on the Company's financial condition and results of operations.

Dependence On Key Personnel

         The success of the Company for the foreseeable future will depend largely on the continued services of key members of management, leading salespersons and technical personnel. The Company is particularly dependent upon James H. Long, founder, Chairman of the Board, President and Chief Executive Officer of the Company, because of his knowledge of the Company's operations, industry knowledge, marketing skills and relationships with major vendors and customers.

         The Company does not maintain key personnel life insurance on any of its executive officers or salespersons other than Mr. Long. The Company's success also depends in part on its ability to attract, hire, train and retain qualified managerial, technical and sales and marketing personnel at a reasonable cost, particularly those involved in providing systems integration, support services and training. Competition for such personnel is intense. The Company's financial condition and results of operations could be materially adversely affected if the Company were unable to attract, hire, train and retain qualified personnel.

Dependence On Continued Authorization To Resell And Provide Manufacturer-Authorized Services

         The Company's future success in both product sales and services depends largely on its continued status as an authorized reseller of products and its continued authorization as a service provider. With respect to the Company's computer hardware and software product sales and service, the Company maintains sales and service authorizations with many industry-leading manufacturers, including Compaq, Hewlett-Packard, IBM, Microsoft, NEC and Novell. In addition, some of such agreements are based upon the Company's continued supply relationship with Inacom or another aggregator or distributor approved by such manufacturers. With respect to the Company's Telecom Systems business, the Company maintains sales and service authorizations with industry-leading manufacturers, including Active Voice, AVT, NEC, Inter-tel and Mitel. Without such sales and service authorizations, the Company would be unable to provide the range of products and services currently offered by the Company. In addition, loss of manufacturer authorizations for products that have been financed under the Company's credit facilities constitutes an event of default under such credit facilities. In general, the agreements between the Company and its products manufacturers either provide for fixed terms or for termination on 30 days prior written notice. Failure to maintain such authorizations could have a material adverse effect on the Company's financial position and its results of operations.

Dependence On Suppliers

         The Company's business depends upon its ability to obtain an adequate supply of products and parts at competitive prices and on reasonable terms. The Company's suppliers are not obligated to have product on hand for timely delivery to the Company nor can they guarantee product availability in sufficient quantities to meet the Company's demands. The Company procures a majority of computers, computer systems, components and parts primarily from Inacom and Ingram in order to obtain competitive pricing, maximize product availability and maintain quality control. Any material disruption in the Company's supply of products would have a material adverse effect on the Company's financial condition and results of operations.

Rapid Technological Change

         The business in which the Company competes is characterized by rapid technological change and frequent introduction of new products and product enhancements. The Company's success depends in large part on its ability to identify and obtain products that meet the changing requirements of the marketplace. There can be no assurance that the Company will be able to identify and offer products necessary to remain competitive or avoid losses related to obsolete inventory and drastic price reductions. The Company attempts to maintain a level of inventory required to meet its near term delivery requirements by relying on the ready availability of products from its principal suppliers. Accordingly, the failure of the Company's suppliers to maintain adequate inventory levels of products demanded by the Company's existing and potential customers and to react effectively to new product introductions could have a material adverse effect on the Company's financial condition and results of operations. Because certain products offered by the Company are subject to manufacturer or distributor allocations, which limit the number of units available to the Company, failure of the Company to gain sufficient access to such new products or product enhancements could also have a material adverse effect on the Company's financial condition and results of operations.

Reliance On Key Customers

         The Company's top ten customers (which have varied from year to year) accounted for 27.9%, 33.2% and 21.2% of the Company's revenue during 1995, 1996 and 1997, respectively. Based upon historical results and existing relationships with customers, the Company believes that a substantial portion of its total revenue and gross profit will continue to be derived from sales to existing customers. There are no long-term commitments by such customers to purchase products or services from the Company. Product sales by the Company are typically made on a purchase order basis. A significant reduction in orders from any of the Company's largest customers could have a material adverse effect on the Company's financial condition and results of operations. Similarly, the loss of any one of the Company's largest customers or the failure of any one of such customers to pay on a timely basis could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the Company's largest customers will continue to place orders with the Company or that orders by such customers will continue at their previous levels. There can be no assurance that the Company's service customers will continue to enter into service contracts with the Company or that existing contracts will not be terminated.

Reliance On Management Information Systems

         The Company's success is largely dependent on the accuracy, quality and utilization of the information generated by its customized management information systems, which affects its ability to manage its sales, accounting, inventory and distribution systems. The Company anticipates that it will continually need to refine and enhance its management information systems as the Company grows and the needs of its business evolves. In view of the Company's reliance on information and telephone communication systems, any interruption or errors in these systems could have a material adverse effect on the Company's financial condition and results of operations. (See Item 1 - Business "Management Information Systems").

Acquisition Risk

         The Company intends to pursue potential acquisitions of complementary businesses. The success of this strategy depends not only upon the Company's ability to acquire complementary businesses on a cost-effective basis, but also upon its ability to integrate acquired operations into its organization effectively, to retain and motivate key personnel and to retain customers of acquired firms. No specific acquisitions are being negotiated or planned as of the date of this annual report and there can be no assurance that the Company will be able to find suitable acquisition candidates or be successful in acquiring or integrating such businesses. Furthermore, there can be no assurance that financing required for any such transactions will be available on satisfactory terms.

Control By Existing Stockholders

         James H. Long, founder, Chairman of the Board, President and Chief Executive Officer of the Company owns 47.6% of the outstanding Common Stock and Mr. Long will have the ability to control the election of a majority of the members of the Company's Board of Directors, prevent the approval of certain matters requiring the approval of at least two-thirds of all stockholders and exert significant influence over the affairs of the Company.


Anti-Takeover Considerations

         The Company's Certificate of Incorporation and Bylaws contain certain provisions that may delay, deter or prevent a change in control of the Company. Among other things, these provisions authorize the board of directors of the Company to issue shares of preferred stock on such terms and with such rights, preferences and designations as the board of directors of the Company may determine without further stockholder action and limit the ability of stockholders to call special meetings or amend the Company's Certificate of Incorporation or Bylaws. Each of these provisions, as well as the Delaware business combination statute could, among other things, restrict the ability of certain stockholders to effect a merger or business combination or obtain control of the Company.

Absence Of Dividends

         The Company expects to retain cash generated from operations to support its cash needs and does not anticipate the payment of any dividends on the Common Stock for the foreseeable future. In addition, the Company's credit facilities prohibit the declaration or payment of dividends, unless consent is obtained from each lender.

                                 GLOSSARY OF NAMES AND TECHNICAL TERMS

COMPANY NAMES

3Com.........................  3Com Corporation
AVT..........................  Applied Voice Technology
Active Voice.................  Active Voice Corporation
Aspen........................  Aspen System Technologies, Inc.
Compaq.......................  Compaq Computer Corporation
DEC..........................  DEC Digital Equipment Corporation
DFS..........................  Deutsche Financial Services Corporation
Epson........................  Epson America, Inc.
Hewlett-Packard..............  Hewlett-Packard Company
IBM..........................  International Business Machines Corporation
IBMCC........................  IBM Credit Corporation
ILC..........................  International Lan and Communications, Inc.
Inacom.......................  Inacom Corp.
Ingram.......................  Ingram Micro, Inc.
Inter-tel....................  Inter-tel, Inc.
Macrotel.....................  Macrotel International Corporation
Microsoft....................  Microsoft Corporation
Mitel........................  Mitel, Inc.
NEC..........................  NEC America, Inc.
Novell.......................  Novell, Inc.
Taske........................  Taske Technology, Inc.
Uniden.......................  Uniden America Corporation

     All company names and trade names are the legal property of their respective owners.

TECHNICAL TERMS

Aggregator...................  A company that purchases directly from manufacturers in large quantities, maintains
                               inventory, breaks bulk and resells to
                               distributors, resellers and value-added resellers
Configuration................  The customization of equipment to a customer's specifications which may include the loading of software, adding of memory or combining different manufacturers' equipment in such a
                               way that it will be compatible as an integrated system
CTI..........................  Computer and telephone integration
IVR..........................  Interactive voice response
LAN..........................  Local-area network
MIS..........................  Management information systems
Open architecture networks...  Networks based on industry standard technical specifications  that enable
                               the system to operate  with
                               hardware and software  from
                               different     manufacturers
                               meeting those standards
PBX..........................  Private branch exchange
PC...........................  Personal computer
Price protection.............  A voluntary policy by a manufacturer that when a decrease in the price of its product is
                               instituted, the manufacturer will rebate the
                               Company for the difference between the new
                               price and the price paid by the Company for
                               product in its inventory
Roll-out.....................  Single sale involving a large volume of similar products to be delivered on a pre-specified
                               timetable
SQL..........................  Structured query language
VAR (Value-added reseller)...  A company that purchases equipment or software from a manufacturer, aggregator or distributor,
                               provides value added   services  to  their
                               clients  including  network management,
                               configuration systems integration and
                               training  and  subsequently resells the
                               enhanced product
WAN..........................  Wide-area network

Item 2.  Properties

FACILITIES

         The Company does not own any real property and currently leases all of its existing facilities. The Company subleases its headquarters and Houston office which are housed in a free standing building of approximately 48,000 square feet. The Houston office sublease expires on December 31, 1998. The Company expects to enter into a new leasing arrangement for the same facility during 1998. The Company's Dallas office is housed in a free-standing building of approximately 20,000 square feet. The Dallas facility lease expired on September 30, 1997 and has been extended to June 30, 1998. The Company expects to either renew the existing lease for an additional term of more than one year or to relocate to different facilities within the Dallas-Ft. Worth metropolitan area. The Company also leases a storage facility of approximately 7,000 square feet in Houston. The lease on this warehouse expires on April 14, 1998 and the Company intends to extend such lease on a month-to-month basis after expiration of the lease. The Company added offices in Austin, McAllen and El Paso, Texas during 1997. The Company has leased interim offices in each of those cities under leases expiring in less than one year. The Company intends to lease other facilities in these cities as its business expands. The Company believes that suitable facilities will be available as needed.

INTELLECTUAL PROPERTY

         The Company's success depends in part upon its proprietary technology, including its Stratasoft software. The Company relies primarily on trade secrecy and confidentiality agreements to establish and protect its rights in its proprietary technology. Additionally, the Company filed and received copyright protection for StrataDial and StrataVoice. The Company also applied and received registration of Stratasoft, StrataDial, StrataVoice as trademarks and intends to apply for registration of 800 PC Deals as a trademark. There can be no assurance that the Company's present protective measures will be adequate to prevent unauthorized use or disclosure of its technology or independent third party development of the same or similar technology. While the Company's competitive position could be affected by its ability to protect its proprietary and trade secret information, the Company believes other factors, such as the technical expertise and knowledge of the Company's management and technical personnel and the timeliness and quality of support services provided by the Company, to be more significant in maintaining the Company's competitive position.

         The Company's various authorization agreements with manufacturers generally permit the Company to refer to itself as an authorized dealer of the respective manufacturer's products and to use their trademarks and trade names for marketing purposes, but prohibit other uses. The Company considers the use of these trademarks and trade names in its marketing efforts to be important to its business.


Item 3.  Legal Proceedings

         On July 13, 1996, a former customer brought suit against the Company in the 152nd Judicial District Court of Harris County, Texas. The plaintiff alleges that the Company failed to provide and complete promised installation and configuration of certain computer equipment within the time promised by the Company. Based on these allegations, the plaintiff is suing for breach of contract, negligence, negligent misrepresentation and other statutory violations and is seeking actual monetary damages of approximately $3 million and treble damages under the Texas Deceptive Trade Practices Act. The Company intends to vigorously defend such action. The effect of an unfavorable outcome could have a material adverse effect on the Company's results of operations and its financial condition.


         The Company is from time to time involved in routine litigation incidental to its business. The Company believes that none of such proceedings, including current proceedings, individually or in the aggregate will have a materially adverse effect on the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         On July 7, 1997 the Company completed its initial public offering of it Common Stock. The shares are traded on the Nasdaq National Market under the symbol "ALLS".

                                                          High         Low

Fiscal 1997
     Third quarter (Commencing July 7, 1997)              8            6
     Fourth quarter                                       7 1/2        3 15/16

         As of March 13, 1998 there were 15 holders of record of the Company's common stock. The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all earnings for use in its business operations. The payment of dividends is prohibited under the Company's credit agreements, unless approved by the lenders.

Item 6.  Selected Financial Data

SELECTED FINANCIAL DATA

         The following sets forth the selected data of the Company for the five years ended December 31, 1997.

                                                                                     Year ended December 31
                                                        (In Thousands except share and per share amounts)
                                                     1993          1994          1995          1996          1997
Operating Data:
Total revenue                                         $49,536       $64,076       $91,085      $120,359      $129,167
Cost of sales and services                             42,289        55,541        79,857       104,302       111,126
                                                      -------       -------       -------       -------       -------
    Gross Profit                                        7,247         8,535        11,228        16,057        18,041
Selling, general and administrative expenses            6,060         7,448         9,149        12,284        14,386
                                                      -------       -------       -------       -------       -------
    Operating income                                    1,187         1,087         2,079         3,773         3,655
Interest expense (net of other income)                    644           764         1,218         1,183           685
                                                      -------       -------       -------       -------       -------
    Income before provision for income taxes              543           323           861         2,590         2,970
Provision for income taxes                                229           140           342           987         1,126
                                                      -------       -------       -------       -------       -------
    Net Income                                       $    314      $    183      $    519     $   1,603     $   1,844
                                                     ========      ========      ========     =========     =========
Supplemental Data:
Net income per share:
     Basic                                            $  0.15       $  0.07       $  0.19     $    0.60     $    0.52
     Diluted....................................      $  0.15       $  0.07       $  0.19     $    0.60     $    0.52
Weighted average shares outstanding.............    2,120,242     2,554,808     2,675,000     2,675,000     3,519,821

                                                                        As of December 31
                                                     1993          1994          1995          1996          1997

Balance Sheet Data:
Working  Capital.................................      $1,307        $1,363        $1,732        $2,291       $12,824
Total  Assets....................................      17,431        19,077        24,266        24,720        33,183
Short-term borrowings(1)........................        6,896         8,972         9,912         9,975         1,572
Long-term debt..................................           43           -0-           -0-           -0-           -0-
Stockholders' equity............................        2,022         2,205         2,724         4,327        14,723

(1) See Note 5 to the Company's Consolidated Financial Statements. Short-term borrowings do not include amounts recorded as floor plan financing which are included in accounts payable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Annual Report on Form 10-K.

Overview

       The Company was formed in 1983 to engage in the business of reselling computer hardware and software products and providing related services. To date, most of its revenue has been derived from Computer Products sales. In addition, the Company derives revenue from providing IT Services to purchasers of Computer Products and other customers. The Company operated from a single office in Houston, Texas until 1992 when it opened a branch office in Dallas, Texas. In 1994, the Company began offering Telecom Systems in its Houston office. In the fourth quarter of 1995, the Company acquired and began marketing CTI Software. During 1997 the Company opened offices in Austin, McAllen and El Paso, Texas to expand, initially, its Computer Products and IT Services divisions.

       The Company's gross margin varies substantially between each of its businesses. The Company's Computer Products sales have produced a gross margin ranging from 10.4% to 10.7% over the three year period ended December 31, 1997, reflecting the commodity nature of the Computer Products market. The gross margin for IT Services, which reflects direct labor costs, has ranged from 30.4% to 37.6% over the same period. This variation is primarily attributable to the pricing and the mix of services provided, and the level of utilization of billable technical staff. The gross margin for Telecom Systems, which includes both product sales and services, has varied between 23.0% and 35.5% during the last three years. This variation reflects the different mix of product sales and the amount of services-related revenue from period to period and competitive pricing of Telecom products. The gross margin for CTI Software was 40.2% in 1996 versus 43.0% in 1997, primarily due to the amount expended by the Company to acquire and develop the software relative to the level of revenue produced. CTI Software accounted for approximately 1.1% of the Company's revenues in 1996 compared to 1.7% in 1997.

       In order to reduce freight costs and selling, general and administrative expenses associated with product handling, the Company began in 1995 to drop ship a higher percentage of orders directly from its suppliers to its customers. This initiative has resulted in the percentage of drop shipped orders (measured by the cost of goods dropped shipped as a percentage of total cost of goods) growing from 9.0% in 1995 to 18.1% in 1996 and to 23.9% in 1997. While the Company does not believe that it is in its best interest to drop ship all orders, it does intend to increase the volume of drop shipments in Computer Products with the expectation of reducing its freight, distribution and administrative costs related to these revenues.

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

       Manufacturers of many of the computer products resold by the Company have consistently reduced unit prices near the end of a product's life cycle, most frequently following the introduction of newer, more advanced models. While the major manufacturers of computer products have a policy of providing price protection to resellers when prices are reduced, on occasion, and particularly during 1994, manufacturers introduced new models of their products and then reduced the price of, or discontinued, the older models without price protection. In these instances, the Company often sells the older models at reduced prices, which adversely affects gross margin. Additionally, manufacturers have developed specialized marketing programs designed to improve or protect the manufacturer's market share. These programs often involve the granting of rebates to resellers to subsidize sales of computer products at reduced prices. While these programs generally enhance revenues they also generally result in lower margins being realized by the reseller. The Company has participated in a number of these programs in recent years.

       Inacom is the largest supplier of products sold by the Company. Purchases from Inacom accounted for approximately 36.6%, 57.0% and 51.4% of the Company's total product purchases in 1995, 1996 and 1997, respectively. In August 1996, the Company renewed its long-term supply arrangement with Inacom and agreed to purchase at least 80% of its Computer Products from Inacom, but only to the extent that such products are made available within a reasonable period of time at reasonably competitive pricing. Inacom does not carry certain product lines sold by the Company and Inacom may be unable to offer reasonable product availability and reasonably competitive pricing from time to time on those product lines that it carries. The Company thus expects that less than 80% of its total purchases will be made from Inacom, and that any increase or decrease over historical levels in the percentage of products it purchases from Inacom under the new Inacom agreement will not have any material impact on the Company's results of operations.

Results of Operations

       The following table sets forth, for the periods indicated, certain financial data derived from the Company's consolidated statements of operations and indicates the percentage of total revenue for each item.

                                                            Year ended December 31,
                                    -----------------------------------------------------------------------
                                             1995                    1996                      1997
                                    ----------------------    ---------------------    --------------------
                                          Amount        %          Amount        %         Amount        %
                                                               (Dollars in thousands)
Operating Data(1):
Revenue
   Computer Products..............         $81,654    89.6        $107,251     89.1       $111,145     86.0
   IT Services....................           7,900     8.7           7,996      6.6         10,474      8.1
   Telecom Systems................           1,458     1.6           3,824      3.2          5,403      4.2
   CTI Software...................              73                   1,288      1.1          2,145      1.7
                                          --------    ----        --------     ----        -------     ----
                                                       0.1
      Total revenue...............          91,085   100.0         120,359    100.0        129,167    100.0
Gross Profit(1)
   Computer Products..............           8,466    10.4          11,172     10.4         11,832     10.7
   IT Services....................           2,404    30.4           3,008     37.6          3,875     37.0
   Telecom Systems................             335    23.0           1,359     35.5          1,412     26.1
   CTI Software...................              23    31.5             518     40.2            922     43.0
                                          --------    ----        --------     ----        -------     ----
     Total Gross Profit...........          11,228    12.3          16,057     13.3         18,041     13.9
Selling, general and
   administrative expenses........           9,149    10.0          12,284     10.2         14,386     11.1
                                          --------    ----        --------     ----        -------     ----
   Operating income...............           2,079     2.3           3,773      3.1          3,655      2.8
Interest expense (net of
   other income)..................           1,218     1.3           1,183      1.0            685       .5
                                          --------    ----        --------     ----        -------     ----
   Income before provision
     for income taxes.............             861     1.0           2,590      0.8          2,970      2.3
Provision for income taxes........             342     0.4             987      0.8          1,126      0.9
                                          --------    ----        --------     ----        -------     ----
   Net income.....................             519     0.6           1,603      1.3          1,844      1.4
                                          ========    ====        ========     ====        =======     ====

Per Office Data(1)(2):
   Houston Office:
     Revenue......................          53,095    58.3          57,929     48.1         65,614     50.8
     Gross profit.................           6,880    13.0           9,470     16.4          9,356     14.3
   Dallas Office:
     Revenue......................          37,990    41.7          62,430     51.9         61,698     47.8
     Gross profit.................           4,348    11.5           6,587     10.6          8,518     13.8
   Austin Office:
     Revenue......................                                                           1,855      1.4
     Gross profit.................                                                             167      9.0

(1) Percentages shown are percentages of total revenue, except gross profit percentage which represent gross profit by each product category as a percentage of revenue for each such category.
(2) Revenue realized in the McAllen and El Paso offices during 1997 were insignificant.

Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

       Total Revenue. Total revenue increased by $8.8 million (7.3%) from $120.4 million in 1996 to $129.2 million in 1997. Revenue from Computer Products, which comprised 86.0% of total revenue, increased by $3.9 million (3.6%). The increase in Computer Products revenue was generally attributable to increased sales to new and existing customers. Revenue in Computer Products did not grow as expected in 1997 principally due to insufficient capital resources during the first half of 1997 and the inability of the newly added sales personnel to attain the level of revenue production normally expected of new personnel. Revenue from IT Services increased by $2.5 million (31.0%) from $8.0 million in 1996 to $10.5 million in 1997. The increase was due primarily to sales to new customers and increases in services provided to existing customers as a result of customers' increased out-sourcing of their technical support requirements. Revenue from IT Services as a percentage of total revenue increased from 6.6% in 1996 to 8.1% in 1997 due to the higher growth rate in IT Services revenues relative to the growth rate of Computer Products revenues in 1997. Revenue from Telecom Systems, which comprised 4.2% of total revenue, increased by $1.6 million (41.3%). This increase in Telecom Systems revenue was primarily the result of adding new customers, of which one customer accounted for $1.3 million (81.2%) of the increase. Sales of CTI Software increased 66.5% from $1.3 million in 1996 to $2.1 million in 1997. The increased revenues were primarily the result of sales to new customers.

       Gross Profit. Gross profit increased by $2.0 million (12.4%) from $16.0 million in 1996 to $18.0 million in 1997, while gross margin increased from 13.3% in 1996 to 13.9% in 1997. The gross margin for Computer Products increased from 10.4% in 1996 to 10.7% in 1997, reflecting the continuation of highly competitive market conditions for Computer Products.

       The gross margin from IT Services increased from 37.6% in 1996 to 37.0% in 1997. This decrease in gross margin was primarily attributable increases, expressed as a percentage of revenue, in the cost of the billable technical staff which is due to the relative scarcity of qualified technical staff in the information technology industry. These cost increases were almost fully offset by increases in the prices being charged for services which is also due to the relative scarcity of qualified technical staff in the information technology industry. In 1996 the Company commenced the implementation of a program to replace less profitable hardware maintenance and repair services with a variety of services that were expected to generate higher gross margins. This program resulted in the elimination of certain IT Services customer relationships which had been producing lower than average gross margin. The loss of this lower margin revenue was offset by revenues from new IT Services customers and from existing customers at higher gross margins.

       The gross margin for Telecom Systems sales decreased from 35.5% in 1996 to 26.1% in 1997. In 1997, Telecom Systems bid on and won the installation of several large systems. As a result of the competitive bidding process employed by certain customers these large systems were projects which had lower than normal margins. In addition, gross margin decreased in 1997 due to the purchase of a large system by a single customer at a lower than usual margin.

       CTI Software sales resulted in a gross margin of 43.0% in 1997, an increase from 40.2% in 1996. This reflected slightly lower, as a percentage of revenue, installation costs and development costs in 1997 compared to 1996.

       Selling, General and Administrative Expenses . Selling, general and administrative expenses increased by $ 2.1 million (17.1%) from $12.3 million in 1996 to $14.4 million in 1997. As a percentage of total revenue, selling, general and administrative expenses increased from 10.2% in 1996 to 11.1% in 1997. Of the dollar increase, $1.5 million was attributable to increased temporary and permanent personnel, principally in non-sales personnel. Other costs which grew at a rate in excess of the rate of growth in revenues includes expenses relating to becoming and being a publicly held corporation and professional fees. The increase as a percentage of total revenue resulted primarily from increased expenditures for those expenses which do not fluctuate with gross profit or revenues.

     Operating Income. Operating income decreased by $118,000 (3.1 %) from $3.8 million in 1996 to $3.7 million in 1997. Operating income decreased as a percentage of total revenue from 3.1% in 1996 to 2.8% in 1997 largely due to increases in selling, general and administrative expenses.

       Interest Expense (Net of Other Income). Interest expense (net of other income) decreased by $498,000 (42.1%). Interest expense decreased due to the reduction of outstanding debt by applying the proceeds of the Company's initial public offering to the reduction of debt.

       Net Income. Net income, after a provision for income taxes totaling $1,126,000 ( reflecting an effective tax rate of 37.9% compared to 38.1% in 1996), increased by $241,000 from $1.6 million in 1996 to $1.8 million in 1997. Net income increased as a percentage of total revenue from 1.3% in 1996 to 1.4% in 1997.


Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995

       Total Revenue. Total revenue increased by $29.3 million (32.1%) from $91.1 million in 1995 to $120.4 million in 1996. Revenue from Computer Products, which comprised 89.1% of total revenue, increased by $25.6 million (31.3%). The increase in Computer Products revenue was generally attributable to increased sales to new and existing customers resulting from the hiring of additional sales personnel. Revenue from IT Services increased by $96,000 (1.2%) from $7.9 million in 1995 to $8.0 million in 1996. The marginal increase was primarily the result of the Company's implementation of a program at the beginning of 1996 to replace less profitable hardware maintenance and repair services with a variety of services that were expected to generate higher gross margins. This program resulted in the elimination of certain IT Services customer relationships which had been producing lower than average gross margin. The loss of this lower margin revenue was offset, however, by sales to new IT Services customers and to existing customers, generally at higher gross margins than those earned on sales to the former customers. Revenue from IT Services as a percentage of total revenue decreased from 8.7 % in 1995 to 6.6% in 1996 due to both the minimal growth in IT Services revenues and to growth in the Company's three other business categories. Revenue from Telecom Systems, which comprised 3.2% of total revenue, increased by $2.4 million (162.3%). This increase in Telecom Systems revenue was primarily the result of hiring additional sales personnel and adding new customers, of which one customer accounted for $699,000 (29.5%) of the increase, and expanding advertising and marketing efforts. Sales of CTI Software, which commenced during the fourth quarter of 1995, contributed total revenue of $1.3 million during 1996, which comprised 1.1% of the Company's total revenue.

       Gross Profit. Gross profit increased by $4.8 million (43.0%) from $11.2 million in 1995 to $16.1 million in 1996, while gross margin increased from 12.3% in 1995 to 13.3% in 1996. The gross margin for Computer Products remained consistent at 10.4% for both periods. The gross margin from IT Services increased from 30.4% in 1995 to 37.6% in 1996. As noted above, this increase was primarily attributable to the replacement of less profitable IT Services business with more profitable business from new and existing IT Services customers. The gross margin for Telecom Systems sales increased from 23.0 % in 1995 to 35.5% in 1996. In 1995, Telecom Systems was generally selling products and services at lower gross margin than in the 1996 period in order to gain market share during its first year of operation. In addition, gross margin for Telecom Systems increased in 1996 due to the purchase of a large, complex system by a single customer at a higher than usual margin. CTI Software sales resulted in a gross margin of 40.2% in 1996, which was the first full year of operations for the Company's CTI Software business.

       Selling, General and Administrative Expenses . Selling, general and administrative expenses increased by $ 3.1 million (34.3%) from $9.1 million in 1995 to $12.3 million in 1996. As a percentage of total revenue, selling, general and administrative expenses increased from 10.0% in 1995 to 10.2% in 1996. Of the dollar increase, $1.2 million was attributable to increased sales compensation due to increased gross profits and an increase in the number of sales personnel and $1.0 million was attributable to increases in non-sales personnel costs. The increase as a percentage of total revenue resulted primarily from increased gross margins and the related increase in the variable component of selling, general and administrative expenses that fluctuates with gross profit, and from the increase in bad debt expense, a portion of which was due to actual losses and a portion of which was due to increases in reserves for potential future losses.

        Operating Income. Operating income increased by $1.7 million (81.5 %) from $2.1 million in 1995 to $3.8 million in 1996. Operating income increased as a percentage of total revenue from 2.3% in 1995 to 3.1% in 1996.

        Interest Expense (Net of Other Income). Interest expense (net of other income) decreased by $35,000 (2.9%). Interest expense remained substantially unchanged compared to the increase in revenue due to decreased leverage resulting from increased use of equity and increased asset turns, together with advance payments for a large purchase by a single customer in 1996. The prepayments resulted in reduced accounts receivable and a related reduction in borrowing.

        Net Income. Net income, after a provision for income taxes totaling $987,000 ( reflecting an effective tax rate of 38.1% compared to 39.7% in 1995), increased by $1.1 million from $519,000 in 1995 to $1.6 million in 1996. Net income increased as a percentage of total revenue from 0.6% in 1995 to 1.3% in 1996.

Quarterly Results of Operations

        The following table sets forth certain unaudited quarterly financial information for each of the Company's last eight quarters and, in the opinion of management, includes all adjustments (consisting of only normal recurring adjustments) which the Company considers necessary for a fair presentation of the information set forth therein. The Company's quarterly results may vary significantly depending on factors such as the timing of large customer orders, timing of new product introductions, adequacy of product supply, variations in the Company's product costs, variations in the Company's product mix, promotions by the Company, seasonal influences and competitive pricing pressures. Furthermore, the Company generally experiences a higher volume of orders of Computer Products in the fourth quarter, which the Company attributes to year-end capital spending by its customers. Any decrease in the number of year-end orders experienced by the Company may not be offset by increased revenues in the Company's first three quarters. The results of any particular quarter may not be indicative of results for the full year or any future period.


                                             1996                                 1997
                            -------------------------------------  -------------------------------------
                                                   (In thousands, except per share amounts)
                              First    Second     Third    Fourth     First   Second     Third    Fourth
                            Quarter   Quarter   Quarter   Quarter   Quarter  Quarter   Quarter   Quarter

Total Revenue               $25,948   $32,202   $29,187   $33,022   $26,593  $32,239   $31,914   $38,423
Cost of sales and service    22,727    28,234    24,669    28,672    22,762   27,312    27,777    33,277
                            -------   -------   -------   -------   -------  -------   -------   -------
 Gross Profit                 3,221     3,968     4,518     4,350     3,831    4,927     4,137     5,146
Selling, general and
  administrative expenses     2,674     2,992     3,319     3,299     3,135    3,839     3,439     3,974
                            -------   -------   -------   -------   -------  -------   -------   -------
Operating Income                547       976     1,199     1,051       696    1,088       698     1,172
Interest expense (net of
  other income)                 297       285       338       263       289      309        82         5
                            -------   -------   -------   -------   -------  -------   -------   -------
Income before provision
for income taxes                250       691       861       788       407      779       616     1,167
Provision for income taxes      111       223       362       291       154      310       236       424
                            -------   -------   -------   -------   -------  -------   -------   -------
Net income                  $   139   $   468   $   499   $   497   $   253  $   469   $   380   $   742
                            =======   =======   =======   =======   =======  =======   =======   =======
Net income per share          $0.05     $0.17     $0.19     $0.19     $0.09    $0.17     $0.09     $0.17


Liquidity and Capital Resources

       Historically, the Company has satisfied its cash requirements principally through borrowings under its lines of credit and through operations. The Company maintains a cash position sufficient to pay only its immediately due obligations and expenses. When the amount of cash available falls below its immediate needs, the Company requests advances under its credit facility. As the Company's total revenue has grown, the Company has obtained increases in its available lines of credit to enable it to finance its growth. The Company's working capital was $1.7 million, $2.3 million and $12.8 million at December 31, 1995, 1996 and 1997, respectively. The increase in working capital from 1996 to 1997 was attributable to the receipt of net proceeds from a public offering of the Company's common stock in July, 1997 and net earnings. As of December 31, 1997, the Company had total borrowing capacity, based on its collateral base under its credit facility of approximately $23.8 million versus $18.8 million at December 31, 1996. At December 31, 1997 the Company had unused borrowing capacity of approximately $18.6 million versus $1.2 million at December 31, 1996.

Cash Flow

       Operating activities used net cash totaling $123,000 during 1995 and provided net cash totaling $89,000 and $2.0 million during 1996 and 1997, respectively. Net cash used in 1995 was primarily due to working capital requirements to finance increased accounts receivable and inventory. In 1996, net cash was provided from operations due primarily to the combined effect of significantly increased net income, a relatively small year-to-year increase in accounts receivable and a year-to-year decrease in inventory. During 1997, net cash was provided from operations due primarily to net income increased levels of trade accounts payable and accrued expenses which more than offset increases in accounts receivable.

       Trade accounts receivable increased $4.4 million, $695,000 and $7.2 million during 1995, 1996 and 1997, respectively. Inventory increased $21,000 in 1995 and decreased $545,000 and $162,000 in 1996 and 1997, respectively.

       Net cash used in operating activities during 1995 of $ 123,000 was net of an accrual of $1.4 million for a delinquent Texas sales tax liability for the period June 1995 to November 1995. Interest was accrued on the liability; however, all penalties were waived by the state. The delinquency resulted from a programming error in the Company's accounting system that has since been corrected. In September 1996, the Company paid the state the agreed upon sales taxes. Had the sales taxes been timely paid, net cash used in operations during 1995 would have been approximately $1.5 million and net cash provided by operations in 1996 would have been $1.5 million.

       Investing activities used cash totaling $458,000, $952,000 and $992,000 during 1995, 1996 and 1997, respectively. The Company's investing activities that used cash during these periods were primarily related to capital expenditures. During the next twelve months, the Company expects to incur an estimated $1.0 million for capital expenditures, a majority of which is expected to be incurred for leasehold improvements and other capital expenditures in connection with the planned consolidation of its warehouse facilities into a single facility in the Dallas-Fort Worth area, the relocation of its Dallas branch office and the opening of branch offices in McAllen, El Paso and San Antonio, Texas. All or a portion of the $1.0 million in capital expenditures currently budgeted by the Company for such purposes are presently expected to be financed from net cash flow from operations or borrowings under the Company's line of credit. The actual amount and timing of such capital expenditures may vary substantially depending upon, among other things, the actual facilities selected, the level of expenditures required to render the facilities suitable for the Company's purposes and the terms of lease arrangements pertaining to the facilities.

       Financing activities provided cash totaling $940,000, $63,000 and $344,000 during 1995 , 1996 and 1997, respectively. In July, 1997, the Company received $8.7 million net proceeds from the sale of Common Stock in a public offering. Those proceeds were used to reduce the outstanding balance under the Company's line of credit. The primary source of cash from financing activities in other periods has been borrowings on the Company's lines of credit. The lines of credit have been used principally to finance increases in accounts receivable.

Asset Management

       The Company's cash flow from operations has been affected primarily by the timing of its collection of trade accounts receivable. The Company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The Company had trade accounts receivable, net of allowance for doubtful accounts, of $15.8 million, $16.5 million and $23.8 million at December 31, 1995, 1996 and 1997, respectively. The number of days' sales outstanding in trade accounts receivable was 45 days, 40 days and 53 days for years 1995, 1996 and 1997, respectively. The increase in days' sales outstanding was caused by a general slow down in payments by the Company's customers. To improve this condition the Company has increased its collection staff and added an experienced credit manager. Bad debt expense as a percentage of total revenue for the same periods was 0.1%, 0.2% and 0.2%. The Company's allowance for doubtful accounts, as a percentage of trade accounts receivable, was 2.8%, 1.3% and 1.0% at December 31, 1995, 1996 and 1997, respectively.

       The Company manages its inventory in order to minimize the amount of inventory held for resale and the risk of inventory obsolescence and decreases in market value. The Company attempts to maintain a level of inventory required to reach only its near term delivery requirements by relying on the ready availability of products from its principal suppliers. Manufacturers of the Company's major products generally provide price protection, which reduces the Company's exposure to decreases in prices. In addition, its suppliers generally allow for returns of excess inventory, which, on a limited basis, are made without material restocking fees. Inventory turnover for 1995, 1996 and 1997 was
14.6 times, 19.2 times and 21.5 times, respectively.

Prior Debt Obligations

       Throughout 1997, the principal source of liquidity for the Company, in addition to its cash provided from operations, was its revolving line of credit with IBMCC (the "IBMCC Facility"). On February 27, 1998 the Company executed agreements with Deutsche Financial Services ("DFS") for a revolving line of credit which will replace the IBMCC Facility as the Company's principal source of liquidity and the IBMCC Facility will be converted into a credit facility for the purchase of IBM branded computer products. The credits facilities described herein as the "Old IBMCC Facility" and the "Old DFS Facility" set forth the provisions of the credit facilities in effect during 1997 and prior periods. The credit facilities described as the "New DFS Facility" and the "New IBMCC Facility" set forth the provisions of those facilities after the implementation of the revolving credit agreement with DFS dated February 27, 1998. The total credit available under the Old IBMCC Facility was $20.0 million, subject to borrowing base limitations which were generally computed as a percentage of various classes of eligible accounts receivable and qualifying inventory. Borrowings were available under the Old IBMCC Facility for floor plan financing of inventory from approved manufacturers (the "Old Inventory Line"). Available credit under the Old IBMCC Facility, net of Inventory Line advances, was used by the Company primarily to carry accounts receivable and for other working capital and general corporate purposes (the "Old Accounts Line"). Borrowings under the Old Accounts Line bore interest at the fluctuating prime rate plus 2.0% per annum. Under the Old Inventory Line, IBMCC paid the Company's inventory vendors directly, generally in exchange for negotiated financial incentives. Typically, the financial incentives received were such that IBMCC does not charge interest to the Company until approximately 30 days after the transaction is financed, at which time the Company was required to either pay the full invoice amount of the inventory purchased from corporate funds or to borrow under the Accounts Line for the amount due to IBMCC. Inventory Line advances not paid within 30 days after the financing date bear interest at the fluctuating prime rate plus 6.0%. IBMCC was permitted to fix a minimum prime rate for the IBMCC Facility of not less than the average prime rate in effect at the time the minimum prime rate is set but did not do so. IBMCC was authorized to change, on 30 days notice, the computation of the borrowing base and to disqualify accounts receivable upon which advances have been made and require repayment of such advances to the extent such disqualifications cause the Company's borrowings to exceed the reduced borrowing base.

       The Old IBMCC Facility was collateralized by a security interest in substantially all of the Company's assets, including its accounts receivable, inventory, equipment and bank accounts. The Company's Chief Executive Officer and principal stockholder personally guaranteed the Company's indebtedness to IBMCC. Collections of the Company's accounts receivable were required to be applied through a lockbox arrangement to repay indebtedness to IBMCC; however, IBMCC customarily released a portion of the Company's daily collections to the extent that they exceed the daily estimated borrowing base.

       Through most of 1995, the Company's credit limit under the Old IBMCC Facility was $15.0 million. From October 1995 through February 1996, IBMCC extended a temporary increase in the credit limit to $22.5 million and in April 1996 increased the base credit limit to $20.0 million. Effective September 1996, the Company was notified by IBMCC that it had received further temporary credit limit adjustments consisting of increases to $30.0 million from September 1996 through February 1997, $28.0 million in March 1997, $25.0 million in April 1997, and returning to the base limit of $20.0 million thereafter. At December 31, 1997, the total indebtedness of the Company under the Old IBMCC Facility was $4.3 million of which $1.6 million was outstanding under the Accounts Line and $1.1 million was outstanding under the Inventory Line. The Company's remaining available credit at December 31, 1997, based on its borrowing base was approximately $18.6 million.

       The Company had a $3.0 million credit facility with Deutsche Financial Services (the "Old DFS Facility") for the purchase of inventory from certain suppliers. From October 1995 through May 1996, the Company received a temporary increase in the available credit line to $6.0 million and on or about November 15, 1997 this facility was increased to $10.0 million in anticipation of increased usage of this facility for inventory purchases. As in the case of the Old IBMCC Inventory Line, advances under the Old DFS Facility were typically interest free for 30 days after the financing date for transactions in which adequate financial incentives are received by DFS from the vendor. Within 30 days after the financing date, the full invoice amount for inventory financed through DFS is required to be paid by the Company. On or about November 15, 1997 DFS extended to interest free period for advances under the Old DFS Facility to 40 days. Amounts remaining outstanding thereafter bear interest at the fluctuating prime rate (but not less than 6.5%) plus 6.0%. DFS retains a security interest in the inventory financed. The Old DFS Facility is immediately terminable by either party by written notice to the other. At December 31, 1997, the amount outstanding under the DFS Facility was $9.4 million.

       The Company was required to comply with certain key financial and other covenants under the Old IBMCC Facility and Old DFS Facility. During 1994 and 1995 and the first seven months of 1996, the Company was in default of certain financial covenants and certain other covenants under the Old IBMCC Facility and Old DFS Facility. For example, the Company was required under the Old IBMCC Facility to maintain during 1995 the following financial ratios: net profits after taxes to revenue of at least 0.5%; annualized revenues to working capital of more than zero but no greater than 35.0 to 1; and total liabilities to tangible net worth of more than zero but no more than 12.0 to 1. The ratios actually attained by the Company for the year ended December 31, 1995, were approximately 0.57%, 43.9 to 1 and 12.7 to 1, respectively. The Old DFS Facility, for instance, requires that at all times the Company's indebtedness for borrowed money and capital lease obligations divided by its tangible net worth plus subordinated debt not exceed 8.0 to 1, but at June 30, 1996, the actual ratio attained by the Company was approximately 9.18 to 1. In addition to financial ratio covenants, the Company has violated other covenants under both credit facilities, including timely filing of periodic financial reports and covenants prohibiting certain transactions with subsidiaries and other affiliates. IBMCC and DFS have, however, waived defaults when requested by the Company from time to time. Most recently, IBMCC and DFS waived certain defaults in August 1996 through December 31, 1996. Additionally, both lenders liberalized certain financial covenants in connection with their waivers. DFS increased the maximum permitted ratio for indebtedness for borrowed money plus capital lease obligations to tangible net worth plus subordinated debt to 9.5 to 1 through December 31, 1996, reverting to 8.0 to 1 thereafter. IBMCC increased the maximum permissible ratio of annualized revenue to working capital to 56.0 to 1 through 1996 and to 52.0 to 1 thereafter, reserving the right to further change the ratio upon notice to the Company. Throughout 1997, the Company was in compliance with the key financial and other covenants under both the Old IBMCC Facility and the Old DFS Facility.

New Credit Facilities.

       The total credit available under the New DFS Facility is $30.0 million, subject to borrowing base limitations which are generally computed as a percentage of various classes of eligible accounts receivable and qualifying inventory. Credit available under the New DFS Facility for floor plan financing of inventory from approved manufacturers (the "Inventory Line") is $20.0 million. Available credit under the New DFS Facility, net of Inventory Line advances, is $10.0 million, which is used by the Company primarily to carry accounts receivable and for other working capital and general corporate purposes (the "Accounts Line"). Borrowings under the Accounts Line bear interest at the fluctuating prime rate minus 1.0% per annum. Under the Inventory Line, DFS pays the Company's inventory vendors directly, generally in exchange for negotiated financial incentives. Typically, the financial incentives received are such that DFS does not charge interest to the Company until 40 days after the transaction is financed, at which time the Company is required to either pay the full invoice amount of the inventory purchased from corporate funds or to borrow under the Accounts Line for the amount due to DFS. Inventory Line advances not paid within 40 days after the financing date bear interest at the fluctuating prime rate plus 5.0%. For purposes of calculating interest charges the minimum prime rate under the New DFS Facility is 7.00%. DFS may change the computation of the borrowing base and to disqualify accounts receivable upon which advances have been made and require repayment of such advances to the extent such disqualifications cause the Company's borrowings to exceed the reduced borrowing base.

       The New DFS Facility is collateralized by a security interest in substantially all of the Company's assets, including its accounts receivable, inventory, equipment and bank accounts. Collections of the Company's accounts receivable are required to be applied through a lockbox arrangement to repay indebtedness to DFS; however, DFS has amended the lockbox agreement to make such arrangements contingent upon certain financial ratios. Provided the Company is in compliance with its debt to tangible net worth covenant, the Company has discretion over the use and application of the funds collected in the lockbox. If the Company exceeds that financial ratio, DFS may require that lockbox payments be applied to reduce the Company's indebtedness to DFS. If in the future DFS requires that all lockbox payments be applied to reduce the Company's indebtedness, the Company would be required to seek funding from DFS or other sources to meet substantially all of its cash needs.

       Effective with the implementation of the New DFS Facility the Company will have a $2.0 million credit facility with IBMCC (the "New IBMCC Facility") for the purchase of IBM branded inventory from certain suppliers. As in the case of the Old IBMCC Inventory Line, advances under the New IBMCC Facility are typically interest free for 30 days after the financing date for transactions in which adequate financial incentives are received by IBMCC from the vendor. Within 30 days after the financing date, the full invoice amount for inventory financed through IBMCC is required to be paid by the Company. Amounts remaining outstanding thereafter bear interest at the fluctuating prime rate (but not less than 6.5%) plus 6.0%. IBMCC retains a security interest in the inventory financed. The New IBMCC Facility is immediately terminable by either party by written notice to the other.

       Under the New DFS Facility the Company is required to maintain (i) a tangible net worth of $10.0 million, (ii) a ratio of debt minus subordinated debt to tangible net worth of 4 to 1 and (iii) a ratio of current tangible assets to current liabilities of not less than 1.4 to 1. The covenants under the New IBMCC Facility remain unchanged from the Old IBMCC Facility.

       Both the IBMCC Facility and the DFS Facility prohibit the payment of dividends unless consented to by the lender.

Year 2000 Compliance

         During the first quarter of 1998 the Company commenced a conversion of it MIS to a more powerful computing platform which will allow the Company to improve and enhance its MIS. The new system will allow the Company to expand it uses and more fully integrate its operations with the MIS. While the Company expects the system conversion to be fully implemented with only normal debugging and reprogramming, a failure to fully implement the conversion with only minimal disruption of its operation could have an adverse effect on the Company's results of operations and financial condition.

         The system conversion was implemented as a general upgrading of the Company's MIS and was not for the purpose of achieving Year 2000 compliance. The Company believes its prior MIS was, and its new MIS is, Year 2000 compliant. Accordingly, the Company does not believe that Year 2000 compliance will have a material adverse effect on its results of operations or financial condition. It is possible that the Company could be impacted if its significant suppliers or customers do not successfully and timely achieve Year 2000 compliance with respect to their own computer systems. The Company has inquired of its two major suppliers as to the status of their Year 2000 compliance and has been advised that they expect to achieve Year 2000 compliance. If, contrary to the Company's expectations, it or the significant suppliers and customers fail to achieve Year 2000 compliance in a timely manner, the Company's results of operations and financial condition could be materially and adversely effected.

Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. SFAS No. 130 and 131 are effective for periods beginning after December 15, 1997. These two statements will not have any effect on the Company's 1997 financial statements, however, management is evaluating what, if any additional disclosures may be required when these two statements are implemented.

Item 7A. Quantitative and Qualitative disclosures about Market Risk.

     This item is inapplicable to the Company.

Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Independent Auditor's Report.............................................     27

  Consolidated Balance Sheets as of December 31, 1996 and 1997...........     28

  Consolidated Statements of Operations for the years ended
    December 31, 1995, 1996 and 1997..,,.................................     29

  Consolidated Statements of Stockholders' Equity for the years
    ended December 31, 1995, 1996 and 1997...............................     30

  Consolidated Statements of Cash Flows for the years ended
    December 31, 1995, 1996 and 1997.....................................     31

  Notes to Consolidated Financial Statements for the years
    ended December 31, 1995, 1996 and 1997...............................     32


INDEPENDENT AUDITORS' REPORT

To the Stockholders of Allstar Systems, Inc.:

         We have audited the accompanying consolidated balance sheets of Allstar Systems, Inc. and subsidiaries ("Allstar") at December 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of Allstar's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allstar at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP

Houston, Texas
March 27, 1998

ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1996 AND 1997
In thousands, except share and per shares amounts)


ASSETS                                                1996              1997
                                                      ----              ----

Current Assets:
  Cash and cash equivalents:
    Restricted cash                              $        94       $       280
      Cash                                               135              1301
                                                 -----------       -----------
        Total cash and cash equivalents                  229             1,581
  Accounts receivable - trade, net                    16,517            23,759
  Accounts receivable - affiliates                       140               434
  Inventory                                            4,862             4,700
  Deferred taxes                                         350               212
  Deferred offering costs                                412
  Other current assets                                   174               404
                                                 -----------       -----------
        Total current assets                          22,684            31,090
Property and equipment, net                            1,644             2,013
Other assets                                             392                81
                                                 -----------       -----------
                                                 $    24,720       $    33,184
                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                  $     9,975       $     1,572
  Accounts payable                                     7,157            12,805
  Accrued expenses                                     2,759             3,565
  Income taxes payable                                   206                82
  Deferred service revenue                               296               242
                                                 -----------       -----------
        Total current liabilities                     20,393            18,266
  Deferred credit - Stock warrants                                         195


Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued
  Common stock, $.01 par value, 50,000,000 shares authorized, 2,675,000 and 4,454,411 outstanding at December 31,
           1996 and 1997, respectively                    27                45
  Additional paid in capital                           1,479            10,013
  Retained earnings                                    2,821             4,665
                                                 -----------       -----------
        Total stockholders' equity              $      4,327       $    14,723
                                                ------------       -----------
                                                 $    24,720       $    33,184
                                                 ===========       ===========
See notes to consolidated financial statements.

ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
 (In thousands, except share and per shares amounts)


                                                                           Years  ended  December 31,                   .
                                                                        1995         1996         1997

Total revenue ..................................................   $   91,085   $  120,359   $  129,167

Cost of goods and services .....................................       79,857      104,302      111,126
                                                                   ----------   ----------   ----------

                  Gross profit .................................       11,228       16,057       18,041

Selling, general and administrative expenses ...................        9,149       12,284       14,386
                                                                   ----------   ----------   ----------

Operating income ...............................................        2,079        3,773        3,655

Interest expense and other .....................................        1,218        1,183          685
                                                                   ----------   ----------   ----------

Income before provision for income taxes .......................          861        2,590        2,970

Provision for income taxes .....................................          342          987        1,126
                                                                   ----------   ----------   ----------

Net income .....................................................   $      519   $    1,603   $    1,844
                                                                   ==========   ==========   ==========

Net income per share:
         Basic .................................................   $     0.19   $     0.60   $     0.52
                                                                   ==========   ==========   ==========

         Diluted ...............................................   $     0.19   $     0.60   $     0.52
                                                                   ==========   ==========   ==========

Weighted average number of shares outstanding:
         Basic .................................................    2,675,000    2,675,000    3,519,821
                                                                   ==========   ==========   ==========

         Diluted ...............................................    2,675,000    2,675,000    3,526,787
                                                                   ==========   ==========   ==========

See notes to consolidated financial statements.

 ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997 (In thousands, except share and per shares amounts)


                                          $.01 Par value           No Par Value         Additional
                                           Common Stock            Common Stock          Paid-In     Retained
                                         Shares     Amount       Shares    Amount        Capital     Earnings      Total

BALANCE AT JANUARY 1, 1995                                       328,125   $    2   $      1,504   $      699   $   2,205

Net income                                                                                   519          519
                                                              ----------   ------   ------------   ----------   ---------

BALANCE AT DECEMBER 31, 1995                                     328,125        2          1,504        1,218       2,724

Issuance of common stock
  on conversion (see Note 1)            2,675,000   $  27       (328,125)      (2)           (25)

Net income                                                                                              1,603       1,603
                                       ----------   -----     ----------   ------   ------------   ----------   ---------

BALANCE AT DECEMBER 31, 1996            2,675,000      27                                  1,479        2,821       4,327

Sale of common stock, net of initial
public offering expenses of $2,040      1,765,125      18                                  8,448                    8,466

Issuance of restricted stock               14,286                                             86                       86

Net income                                                                                              1,844       1,844
                                       ----------   -----     ----------   ------   ------------   ----------   ---------

BALANCE AT DECEMBER 31, 1997            4,544,411   $  45                  $        $     10,013   $    4,665   $  14,723
                                       ==========   =====     ==========    =====   ============   ==========    ========

See notes to consolidated financial statements.

ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997 (In thousands, except share and per shares amounts)

                                                                             Years ended December 31,
                                                                           1995       1996       1997
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income ..........................................................   $   519    $ 1,603    $ 1,844
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Gain on disposal of assets ..........................................        (1)       (11)
Depreciation and amortization .......................................       309        305        623
Deferred tax provision ..............................................      (146)       (92)       138

Changes in assets and liabilities that provided (used) cash:
         Accounts receivable - trade, net ...........................    (4,437)      (695)    (7,242)
         Accounts receivable - affiliates ...........................       (80)       153
                                                                                                 (294)
         Inventory ..................................................       (21)       545        162
         Other current assets .......................................         4       (507)      (230)
         Other assets ...............................................       311
         Accounts payable ...........................................     1,977       (492)     6,060
         Accrued expenses ...........................................     1,673       (598)       806
         Income taxes payable .......................................        53        (77)      (124)
         Deferred service revenue ...................................        27        (45)       (54)
                                                                        -------    -------    -------

                  Net cash provided by (used in) operating activities      (123)        89      2,000

CASH FLOWS FROM INVESTING ACTIVITES:
Capital expenditures ................................................      (518)      (965)      (992)
Proceeds from sale of fixed assets ..................................        60         13
                                                                        -------    -------    -------

                  Net cash used in investing activities                    (458)      (952)      (992)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in notes payable                                    940         63     (8,403)
Net proceeds from sale of common stock                                                          8,747
                                                                        -------    -------    -------

                  Net cash provided from financing activities               940         63        344

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        359       (800)     1,352

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            670      1,029        229
                                                                        -------    -------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  1,029  $     229  $   1,581
                                                                        =======  =========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                               $    1,189  $   1,140  $     958
                                                                      =========   ========  =========
Cash paid for income taxes                                           $      432  $   1,138  $   1,032
                                                                      =========   ========  =========

See notes to consolidated financial statements.

ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997 (In thousands, except share and per shares amounts)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Allstar Systems, Inc. and subsidiaries ("Allstar"') is engaged in the sale and service of computer and telecommunications hardware and software products. During 1995 Allstar formed and incorporated Stratasoft, Inc., a wholly owned subsidiary, to create and market software related to the integration of computer and telephone technologies. In January, 1997 Allstar formed IT Staffing Inc. to provide temporary and permanent placement services of technical personnel. All operations of the business are conducted from offices located in Texas.

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

     Property and equipment are depreciated over their estimated useful lives ranging from five to ten years using the straight-line method. Depreciation expense totaled $307, $303 ,and $623 for the years ended December 31, 1995, 1996 and 1997, respectively.

     Impairment of Long-Lived Assets -Allstar records impairment losses on long-lived assets, including goodwill, used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

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

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires a dual presentation of basic and diluted earnings per share for entities with complex capital structures. At December 31 1995 and 1996, Allstar had no stock options or similar equity instruments outstanding accordingly SFAS No. 128 had no retroactive effect on the consolidated financial statement for the years then ended. During 1997 Allstar granted options to purchase 200,300 shares, issued 14,286 shares of restricted stock and issued warrants to purchase 176,750 common shares at $9.60 per share to underwriters in connection with a public offering of the common stock. If Allstar had adopted the statement in prior years, earnings per share would have been as follows:

                                                 1997       1996        1995
                                                 ----       ----        ----
     Basic......................................$0.52      $0.60       $0.19
     Diluted....................................$0.52      $0.60       $0.19

     Revenue Recognition - Revenue from the sale of computer products is recognized when the product is shipped. Service income is recognized ratably over the service contract life. Revenues resulting from installations of equipment for which duration is in excess of three months are recognized using the percentage-of-completion method. The percentage of revenue recognized on each contract is based on the most recent cost estimate available. Revisions of estimates are reflected in the period in which the facts necessitating the revision become known; when a contract indicates a loss, a provision is made for the total anticipated loss. At December 31, 1996 Allstar had no such contracts in process. At December 31, 1997, Allstar had $868 of such contracts in progress and $401 of revenue has been deferred together with $197 of costs related to those revenues.

     Research and Development Costs - Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged to expense were $13, $96 and $157 in the years ended December 31, 1995, 1996 and 1997, respectively.

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

     Accounting Pronouncements - In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. SFAS No. 130 and 131 are effective for fiscal years beginning after December 15, 1997. These two statements will not have any effect on the Company's 1997 financial statements, however, management is evaluating what, if any additional disclosures may be required when these two statements are implemented.

     Reclassifications - The accompanying consolidated financial statements for the years presented have been reclassified to give retroactive effect to certain changes in presentation.



2.   ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following at December 31, 1996 and 1997:

                                                    1996              1997

     Trade....................................    $16,736           $24,008
     Allowances for doubtful accounts.........       (219)             (249)
                                                  -------           -------
          Total...............................    $16,517           $23,759
                                                  =======           =======

3.   DEFERRED OFFERING COSTS

     Deferred offering costs represent amounts incurred by Allstar through December 31, 1996 in preparation of filing an offering document. Allstar completed a public offering of its common stock in 1997 and the deferred offering costs were included as a cost of issuance of the common stock.

4.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 1996 and 1997:

                                                    1996              1997

        Equipment.............................    $   282           $   339
        Computer equipment....................      1,964             2,870
        Furniture and fixtures                        294               316
        Leasehold improvements                         47                55
        Vehicles                                      105               105
                                                  -------           -------
                                                  $ 2,692             3,685
        Accumulated depreciation and amortization  (1,048)           (1,672)
                                                  -------           -------
              Total                               $ 1,644           $ 2,013
                                                  =======           =======

5.   CREDIT ARRANGEMENTS

     Allstar had two revolving lines of credit with a commercial finance company which were collateralized by substantially all of Allstar's assets and a personal guarantee of the principal stockholder of Allstar. The aggregate maximum combined lines of credit were $20.0 million and $30.0 million at December 31, 1996 and 1997, respectively. The maximum combined credit limit was subject to borrowing base limitations which were generally computed as a percentage of various classes of eligible accounts receivable and qualifying inventory (as defined). Allstar paid an annual facility fee of $18,000.

     Under the first revolving line of credit (the "Accounts Line"), outstanding principal and interest were due upon termination of the agreement. Transactions on the Accounts Line are reflected as Notes Payable in the consolidated financial statements. The Accounts Line accrued interest at the prime rate plus 2% (10.25% at December 31, 1996 and 10.50% at December 31, 1997). The agreement required that all payments received from customers on pledged accounts receivable be applied to the outstanding balance on the Accounts Line. Accordingly, accounts receivable payments received in the amount of $94 and $280 at December 31, 1996 and 1997, respectively, but not yet applied to the line of credit, are shown as restricted cash in the accompanying balance sheets. The weighted average interest rate on the Accounts Line for the years ended December 31, 1995, 1996 and 1997 was 12.84%, 10.25% and 10.50%, respectively.

     The second revolving line of credit (the "Inventory Line") was used by Allstar to floor plan inventory purchases. At December 31, 1996 and December 31, 1997, aggregate borrowings on the Inventory Line were $6,134 and $1,089, respectively. Interest accrues at the prime rate plus 6% (14.50% at December 31, 1997) for all outstanding balances over 30 days.

     On March 27, 1998, Allstar and the commercial finance company terminated their credit arrangement and entered into a new $2.0 million revolving credit line of credit to floor plan inventory. This line of credit accrues interest at prime plus 6% (14.50% at December 31, 1997) for all outstanding balances over 30 days.

     In addition, Allstar had a $10.0 million ($3.0 million at December 31, 1996) credit line with another financing company to be used to floor plan inventory purchases. At December 31, 1996 and December 31, 1997, aggregate borrowings on this line were $993 and $9,391, respectively. Interest accrues at the prime rate, which for purposes of this agreement will not fall below 6.5%, plus 6% (14.50% at December 31, 1997) for all outstanding balances over 30 days.

     Amounts borrowed under the Inventory Line and the $3.0 million line of credit (collectively the "Floor Plan Agreements") are included in accounts payable in the consolidated financial statements. Under the Floor Plan Agreements the financing companies pay Allstar's suppliers directly and maintain a purchase money security interest in the related inventory. Allstar incurred interest expense under the Floor Plan Agreements of $35, $59 and $4 during the years ended December 31, 1995, 1996 and 1997, respectively. The Floor Plan Agreements require payment of interest on a monthly basis and principal on demand.

     The combined borrowing base under all credit arrangements was $18,841 and $23,871 at December 31, 1996 and 1997, respectively.

New Credit Facilities.

     On February 27, 1998 Allstar entered into a new credit agreement with a commercial finance company.. The total credit available under the new credit facility is $30.0 million, subject to borrowing base limitations which are generally computed as a percentage of various classes of eligible accounts receivable and qualifying inventory. Credit available under the new facility for floor plan financing of inventory from approved manufacturers (the "Inventory Line") is $20.0 million. Available credit under the new facility, net of Inventory Line advances, is $10.0 million, which is used by the Company primarily to carry accounts receivable and for other working capital and general corporate purposes (the "Accounts Line"). Borrowings under the Accounts Line bear interest at the fluctuating prime rate minus 1.0% per annum. Under the Inventory Line interest accrues at prime rate, which for purposes of this agreement will not fall below 7.0%, plus 5% for outstanding balances over 40 days.

     This agreement, which continues in full force and effect for 36 months or until terminated by 30 day written notice from the lender and may be terminated upon 90 days notice by Allstar, subject to a termination fee, is collateralized by substantially all of Allstar's assets. The credit facility is not guaranteed by the principal stockholder of Allstar. The agreement contains restrictive covenants which, among other things, require specific ratios of revenue to working capital, total liabilities to tangible net worth and net profit after tax to revenue. The terms of the agreement also prohibit the payment of dividends, the purchase of Allstar common stock and other similar expenditures, including advances to related parties.

6.   INCOME TAXES

     The provision for income taxes for the years ended December 31, 1995, 1996 and 1997 consisted of the following:

                                                1995         1996         1997
                                                ----         ----         ----
     Current Provision (benefit)
        Federal.....................         $   446       $  962       $  848
        State.........................            42          117          140
                                              ------       ------       ------
     Total current provision..........           488        1,079          988
     Deferred Provision...............          (146)         (92)         138
                                              ------       ------          ---
         Total........................       $   342       $  987       $1,126
                                              ======        =====        =====




     The total provision for income taxes during the years ended December 31, 1995, 1996 and 1997 varied from the U.S. federal statutory rate due to the following:

                                                1995         1996         1997
                                                ----         ----         ----

     Federal income tax at statutory rate..    $  301       $  907       $1,010
       Nondeductible expenses..............        48           17           24
       State income taxes..................        28           77           92
       Other...............................       (35)         (14)
                                               ------       ------       ------
         Total.............................    $  342       $  987       $1,126
                                               ======       ======       ======

     Deferred tax assets computed at the statutory rate related to temporary differences at December 31, 1996 and December 31, 1997 were as follows:

                                            December 31           December 31,
                                                 1996                 1997
     Deferred tax assets:
      Accounts receivable..................   $   142               $   149
      Deferred service revenue.............        69                    41
      Inventory............................       139                    22
                                               ------               -------
         Total deferred tax assets.........   $   350               $   212
                                               ======                ======

7.   ACCRUED EXPENSES

     Accrued liabilities consisted of the following as of December 31, 1996 and 1997:

                                                 1996                 1997
                                                 ----                 ----
     Sales tax payable                         $1,309                $1,922
     Accrued employee benefits, payroll
       and other related costs                    996                   962
     Accrued interest                             209                    47
     Other                                        245                   634

         Total                                 $2,759                $3,565
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

     Allstar entered into an agreement in August 1996 in which Allstar is required to purchase at least 80% of its computer products from Inacom if such are available within a reasonable period of time at reasonably competitive prices. The agreement expires on December 31, 2001 and automatically renews for successive one-year periods. A cancellation fee of $571 will be payable by Allstar in the event of non-renewal or early termination of the agreement by either party; however, Allstar does not anticipate termination to occur by either party prior to the initial termination date. Allstar is accruing this cancellation fee over the initial agreement period by an approximate $9 monthly charge to earnings. For the years December 31, 1995, 1996 and 1997, Allstar charged to expense $0, $44 and $105, respectively, related to this agreement.

9.   COMMITMENTS AND CONTINGENCIES

     Operating Leases - Allstar subleases office space from Allstar Equities, Inc. ("Equities"), a company wholly owned by the principal stockholder of Allstar. In 1996, Allstar renewed its office sublease with monthly rental payments of $31.5 in 1997 and $32 in 1998, plus certain operating expenses through December 1998. Rental expense under this agreement amounted to approximately $372, $372 and $378 during years ended December 31, 1995, 1996 and 1997, respectively.

     Additionally, minimum annual rentals at December 31, 1996 on other operating leases amount to approximately $126 for 1998, $63 in 1999, and $8 in 2000. Amounts paid during the years ended December 31, 1995, 1996 and 1997 under such agreements totaled approximately $137, $252 and $142, respectively.

     Benefit Plans - Allstar maintains a group medical and hospitalization insurance program under which Allstar pays employees' covered health care costs. Any claims exceeding $30 per employee or a cumulative maximum of approximately $180 per year are insured by an outside insurance company. Allstar's claim and premium expense for this self-insurance program totaled approximately $67, $193 and $684 for the years ended December 31, 1995, 1996 and 1997, respectively.

     Allstar maintains a 401(k) savings plan. All full-time employees who have completed 90 days of service with Allstar are eligible to participate in the plan. Allstar also has the option of making additional contributions based on net profitability. Declaration of such contributions is at the discretion of Allstar's Board of Directors. Allstar made no additional contributions to the plan for the years ended December, 1995 and 1997. In 1996 Allstar contributed $136 to the plan.

     Allstar has filed under the Internal Revenue Service Walk-in Closing Agreement Program (the "Program") to negotiate a settlement regarding the qualified status of the 401(k) savings plan in order to meet the requirements of
Section 401(a) of the Internal Revenue Code. Under the Program, any sanction amount negotiated is based upon the total tax liability which could be assessed if the plan were to be disqualified. At December 31, 1997 the Company has accrued $28 for the estimated settlement cost. In 1998, the Internal Revenue Service accepted the settlement and the Company paid $25.

     On July 13, 1996, a former customer brought suit against the Company in the 152nd Judicial District Court of Harris County, Texas. The plaintiff alleges that the Company failed to provide and complete promised installation and configuration of certain computer equipment within the time promised by the Company. Based on these allegations, the plaintiff is suing for breach of contract and other statutory violations and is seeking actual monetary damages of approximately $3 million and treble damages under the Texas Deceptive Trade Practices Act. The Company is unable to estimate the range of possible recovery by the plaintiff because the suit is still in the early stages of discovery. However, the Company is vigorously defending the action. The effect of an unfavorable outcome could have a material adverse effect on the Company's results of operations and its financial condition.

     Allstar is party to other litigation and claims which management believes are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, Allstar believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

10.  STOCK OPTION PLANS

     In September 1996 Allstar adopted the 1996 Incentive Stock Plan (the "Incentive Plan") and the 1996 Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Incentive Plan, Allstar's Compensation Committee may grant up to 417,500 shares of common stock, which have been reserved for issuance, to certain key employees of Allstar. The Incentive Plan provides for the granting of incentive awards in the form of stock options, restricted stock, phantom stock, stock bonuses and cash bonuses in accordance with the provisions of the plan. Additionally, no shares may be granted after the tenth anniversary of the Incentive Plan's adoption. Allstar has reserved for issuance, under the Director Plan, 100,000 shares of common stock, subject to certain antidilution adjustments. The Director Plan provides for a one-time option by newly elected directors to purchase up to 5,000 common shares, after which each director is entitled to receive an option to purchase up to 2,000 common shares upon each date of re-election to Allstar's Board of Directors. Options granted under the Director Plan have an exercise price equal to the fair market value on the date of grant and generally expire ten years after the grant date. During 1997 Allstar granted options to purchase 200,300 common shares to its directors, officers and employees.


The plans activity is summarized below:


                                                          1997
                                                                  Weighted
                                                                   Average
                                                                  Exercise
                                                 Shares             Price
Options outstanding at January 1.......                0       $     0.00
Granted during the year................          200,300             5.17
Exercised during the year..............                0             0.00
Canceled during the year...............                0             0.00
                                                 -------       ----------
Options outstanding at December 31.....          200,300       $     5.17
                                                 =======       ==========
Options exercisable at December 31.....                0       $     5.17
                                                 =======       ==========
Options outstanding price range........          $4.625 to $6.00
Option weighted average remaining life.          9.7 Years

     Allstar applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for options granted under the Plans. Accordingly, no compensation expense has been recognized. Had compensation expense been recognized based on the Black-Scholes option pricing model value at the grant date for awards consistent with SFAS no. 123 "Accounting for stock-Based Compensation, ." For purposes of estimating the fair value disclosures below, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option-pricing model using the following weighted-average assumptions: dividend yield of 0%; expected volatility of 76.2%; risk-free interest rate of 6.0%; and expected lives of 10 years of stock options granted. The effects of using the fair value method of accounting on net income and earnings per share are indicated in the pro forma accounts below:

     Net Income:
         As Reported..........................................   $    1,844
         Pro forma............................................   $    1,815
     Earnings per share (Basic)
         As reported..........................................   $     0.52
         Pro forma............................................   $     0.52
     Earnings per share (Diluted)
         As reported..........................................   $     0.52
         Pro forma............................................   $     0.51

11.   RELATED-PARTY TRANSACTIONS

     Allstar has from time to time made payments on behalf of Equities and the Company's principal stockholders for taxes, property and equipment. Effective July 1, 1996, Allstar and its principal stockholder entered into a promissory note to repay certain advances, which were approximately $173 at July 1, 1996, in equal annual installments of principal and interest, from August 1997 through 2001. This note bears interest at 9% per year. Also effective July 1, 1996, Allstar and Equities entered into a promissory note whereby Equities would repay the balance of amounts advanced, which were approximately $387 at July 1, 1996, in monthly installments of $6.5, including interest, from July 1996 through November 1998 with a final payment of $275 due on December 1, 1998. This note bears interest at 9% per year. The principal amounts as of December 31, 1996 are classified as Accounts receivable - affiliates and Other assets based on the repayment terms of the promissory notes. The principal amounts as of December 31, 1997 are classified as Accounts receivable - affiliates based on the expectation of repayment within one year. At December 31, 1996 and December 31, 1997, Allstar receivables from these affiliates amounted to approximately $501 and $434, respectively.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         NONE

PART III.

Item 10-13

         The Registrant incorporates the information required by Form 10-K, Items 10 through 13 by reference to the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholder which will be filed with the Commission prior to April 30, 1998.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  a  (1) Consolidated Financial Statements - See Index to Consolidated Financial
         Statements on Page 27
     (2) Consolidated Financial Statements Schedule II Valuation and Qualifying Accounts Exhibit 99.1
     (3) Exhibits

3.    Exhibits


                                                                                Filed Herewith

   Exhibit                                                                      or Incorporated by
   Number                         Description                                     Reference to:

2.1   Plan and Agreement of Merger by and Between                               Exhibit 2.1 to Form
      Allstar Systems, Inc, a Texas corporation and                             S-1 filed Aug. 8, 1996
      Allstar Systems, Inc. a Deleware corporation
3.1   Bylaws of the Company                                                     Exhibit 3.1 to Form
                                                                                S-1 filed Aug. 8, 1996
3.2   Certificate of Incorporation of the Company                               Exhibit 3.2 to Form
                                                                                S-1 filed Aug. 8, 1996
4.1   Specimen Common Stock Certificate                                         Exhibit 4.1 to Form
                                                                                S-1 filed Aug. 8, 1996
4.2   See Exhibits 3.1 and 3.2 for provisions of the Certificate of             Exhibit 4.2 to Form
      Incorporation and Bylaws of the Company defining the rights of the        S-1 filed Aug. 8, 1996
       holders of Common Stock.
10.1  Revolving Loan and Security Agreement by and between                      Exhibit 10.1 to Form
      IBM Credit Corporation and Allstar Systems, Inc.                          S-1 filed Aug. 8, 1996
10.2  Agreement for Wholesale Financing dated September 20, 1993, by            Exhibit 10.2 to Form
      and between ITT Commercial Finance Corp. and Allstar-Valcom, Inc.         S-1 filed Aug. 8, 1996
10.3  Amendment to Agreement for Wholesale Financing dated                      Exhibit 10.3 to Form
      October 25, 1994, by and between ITT Commercial Finance Corp.             S-1 filed Aug. 8, 1996
      and Allstar Systems, Inc.
10.4  Sublease Agreement by and between Allstar Equities and Allstar            Exhibit 10.4 to Form
      Systems, Inc.                                                             S-1 filed Aug. 8, 1996
10.5  Form of Employment Agreement by and between the Company and               Exhibit 10.5 to Form
      certain members of Management.                                            S-1 filed Aug. 8, 1996
10.6  Employment Agreement dated September 7, 1995, by and between              Exhibit 10.6 to Form
      Stratasoft, Inc. and William R. Hennessy.                                 S-1 filed Aug. 8, 1996
10.7  Assignment of Certain Software dated September 7, 1995, by                Exhibit 10.7 to Form
      International Lan and Communications, Inc. and Aspen System               S-1 filed Aug. 8, 1996
      Technologies, Inc. to Stratasoft, Inc.
10.8  Microsoft Solution Provider Agreement by and between Microsoft            Exhibit 10.8 to Form
      Corporation and Allstar Systems, Inc.                                     S-1 filed Aug. 8, 1996
10.9  Novell Platinum Reseller Agreement by and between Novell, Inc.            Exhibit 10.9 to Form
      and Allstar Systems, Inc.                                                 S-1 filed Aug. 8, 1996
10.10 Allstar Systems, Inc. 401(k) Plan.                                        Exhibit 10.10 to Form
                                                                                S-1 filed Aug. 8, 1996
10.11 Allstar Systems, Inc. 1996 Incentive Stock Plan.                          Exhibit 10.11 to Form
                                                                                S-1 filed Aug. 8, 1996
10.12 Allstar Systems, Inc. 1996 Non-Employee Director Stock Option Plan.       Exhibit 10.12 to Form
                                                                                S-1 filed Aug. 8, 1996
10.13 Primary Vendor Volume Purchase Agreement dated August 1, 1996 by          Exhibit 10.13 to Form
      and between Inacom Corp. and Allstar Systems, Inc.                        S-1 filed Aug. 8, 1996
10.14 Resale Agreement dated December 14, 1995, by and between Ingram           Exhibit 10.14 to Form
      Micro Inc. and Allstar Systems, Inc.                                      S-1 filed Aug. 8, 1996
10.15 Volume Purchase Agreement dated October 31, 1995, by and between          Exhibit 10.15 to Form
      Tech Data Corporation and Allstar Systems, Inc.                           S-1 filed Aug. 8, 1996
10.16 Intelligent Electronics Reseller Agreement by and between Intelligent     Exhibit 10.16 to Form
      Electronics, Inc. and Allstar Systems, Inc.                               S-1 filed Aug. 8, 1996
10.17 MicroAge Purchasing Agreement by and between MicroAge Computer            Exhibit 10.17 to Form
      Centers, Inc. and Allstar Systems, Inc.                                   S-1 filed Aug. 8, 1996
10.18 IBM Business Partner Agreement by and between IBM                         Exhibit 10.18 to Form
      and Allstar Systems, Inc.                                                 S-1 filed Aug. 8, 1996
10.19 Confirmation of Allstar Systems, Inc.'s status as a Compaq authorized     Exhibit 10.19 to Form
      reseller dated August 6, 1996.                                            S-1 filed Aug. 8, 1996
10.20 Hewlett-Packard U.S. Agreement for Authorized Second Tier Resellers       Exhibit 10.20 to Form
      by and between Hewlett-Packard Company and Allstar Systems, Inc.          S-1 filed Aug. 8, 1996
10.21 Associate Agreement by and between NEC America, Inc. and                  Exhibit 10.21 to Form
      Allstar Systems, Inc.                                                     S-1 filed Aug. 8, 1996
10.22 Mitel Elite Dealer Agreement and Extension Addendum by and between        Exhibit 10.22 to Form
      Mitel, Inc. and Allstar Systems, Inc.                                     S-1 filed Aug. 8, 1996
10.23 Dealer Agreement dated March 1, 1995, by and between Applied Voice        Exhibit 10.23 to Form
      Technology and Allstar Systems, Inc.                                      S-1 filed Aug. 8, 1996
10.24 Industrial Lease Agreement dated March 9, 1996, by and between            Exhibit 10.24 to Form
      H-5 J.E.T. Ltd. as lessor and Allstar Systems, Inc. as lessee.            S-1 filed Aug. 8, 1996
10.25 Lease  Agreement  dated June 24,  1992,  by and  between  James J.  Laney,
      Exhibit 10.25 to Form et al. As lessors,  and Technicomp  Corporation  and
      Allstar Services as S-1 filed Aug. 8, 1996 lessees.
10.26 Agreement for Wholesale Financing, Business Financing Agreement           Filed herewith
      and related agreements and correspondence by and between DFS
      Financial Services and Allstar Systems, Inc., dated February 27, 1998
10.27 Sublease Agreement by and between X.O. Spec Corporation and               Filed herewith
      Allstar Systems, Inc. dated May 12, 1997
21.1  List of Subsidiaries of the Company.                                      Filed herewith
23.1  Independent Auditors' Consent of Deloitte & Touche LLP,.                  Filed herewith
27.1  Financial Data Schedule.                                                  Filed herewith
99.1  Schedule II Valuation and Qualifying Accounts                             Filed herewith

b No Form 8-K has been filed in the last quarter of the fiscal year covered by this report

                                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, March 31, 1998.

                              Allstar Systems, Inc.
                                  (Registrant)

                                        By:/s/ James H. Long
                      James H Long, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                                         Capacity

    /s/ James H. Long           Chief Executive Officer, President and Chairman
                                    of the Board


    /s/ Donald R. Chadwick      Chief Financial Officer, Secretary and Treasurer
                                    and Director
                                    (Principal Financial and Accounting Officer)

    /s/ G. Chris Andersen       Director


    /s/ Richard D. Darrell      Director


    /s/ Jack M. Johnson         Director


    /s/ Donald D. Sykora        Director

                                                   Exhibit 10.26

                                         AGREEMENT FOR WHOLESALE FINANCING


This Agreement for Wholesale Financing ("Agreement") is made as of February 27, 1998 between Deutsche Financial Services Corporation ("DFS") and Allstar Systems, Inc., a |___| SOLE PROPRIETORSHIP, | | PARTNERSHIP, | X | CORPORATION, | | LIMITED LIABILITY COMPANY (check applicable term) ("Dealer"), having a principal place of business located at 6401 Southwest Freeway, Houston, Texas 77074.

     1. Extension of Credit. Subject to the terms of this Agreement, DFS may extend credit to Dealer from time to time to purchase inventory from DFS approved vendors ("Vendors") and for other purposes. Dealer hereby confirms its understanding of the discretionary nature of its credit facility established pursuant hereto. The foregoing notwithstanding, DFS hereby confirms that it has established a facility available for Dealer's inventory purchases under the terms of this Agreement in the amount of $20,000,000. If DFS advances funds to Dealer following Dealer's execution of this Agreement, DFS will be deemed to have entered into this Agreement with Dealer, whether or not executed by DFS. DFS' decision to advance funds will not be binding until the funds are actually advanced. DFS may combine all of DFS' advances to Dealer or on Dealer's behalf, whether under this Agreement or any other agreement, and whether provided by one or more of DFS' branch offices, together with all finance charges, fees and expenses related thereto, to make one debt owed by Dealer. DFS may, at any time and without notice to Dealer, elect not to finance any inventory sold by particular Vendors who are in default of their obligations to DFS, or with respect to which DFS reasonably feels insecure. This is an agreement regarding the extension of credit, and not the provision of goods or services.

     2. Financing Terms and Statements of Transaction. Dealer and DFS agree that certain financial terms of any advance made by DFS under this Agreement, whether regarding finance charges, other fees, maturities, curtailments or other financial terms, are not set forth herein because such terms depend, in part, upon the availability of Vendor discounts, payment terms or other incentives, prevailing economic conditions, DFS' floorplanning volume with Dealer and with Dealer's Vendors, and other economic factors which may vary over time. Dealer and DFS further agree that it is therefore in their mutual best interest to set forth in this Agreement only the general terms of Dealer's financing arrangement with DFS. Upon agreeing to finance a particular item of inventory for Dealer, DFS will send Dealer a Statement of Transaction identifying such inventory and the applicable financial terms. Unless Dealer notifies DFS in writing of any objection within thirty (30) days after a Statement of Transaction is mailed to
Dealer: (a) the amount shown on such Statement of Transaction will be an account stated; (b) Dealer will have agreed to all rates, charges and other terms shown on such Statement of Transaction; (c) Dealer will have agreed that DFS is financing the items of inventory referenced in such Statement of Transaction at Dealer's request; and (d) such Statement of Transaction will be incorporated herein by reference, will be made a part hereof as if originally set forth herein, and will constitute an addendum hereto. If Dealer objects to the terms of any Statement of Transaction, Dealer agrees to pay DFS for such inventory in accordance with the most recent terms for similar inventory to which Dealer has not objected (or, if there are no prior terms, at the lesser of 16% per annum or at the maximum lawful contract rate of interest permitted under applicable law), but Dealer acknowledges that DFS may then elect to terminate Dealer's financing program pursuant to Section 17, and cease making additional advances to Dealer. However, such termination ---------- will not accelerate the maturities of advances previously made, unless Dealer shall otherwise be in default of this Agreement.

     3. Grant of Security Interest. To secure payment of all of Dealer's current and future debts to DFS, whether under this Agreement or any current or future guaranty or other agreement, Dealer grants DFS a security interest in all of Dealer's inventory, equipment, fixtures, accounts, contract rights, chattel paper, security agreements, instruments, deposit accounts, reserves, documents, and general intangibles; and all judgments, claims, insurance policies, and payments owed or made to Dealer thereon; all whether now owned or hereafter acquired, all attachments, accessories, accessions, returns, repossessions, exchanges, substitutions and replacements thereto, and all proceeds thereof. All such assets are collectively referred to herein as the "Collateral." All of such terms for which meanings are provided in the Uniform Commercial Code of the applicable state are used herein with such meanings. All Collateral financed by DFS, and all proceeds thereof, will be held in trust by Dealer for DFS, with such proceeds being payable in accordance with Section 9. ---------

     4. Affirmative Warranties and Representations. Dealer warrants and represents to DFS that: (a) Dealer has good title to all Collateral; (b) DFS' security interest in the Collateral financed by DFS is not now and will not become subordinate to the security interest, lien, encumbrance or claim of any person; (c) Dealer will execute all documents DFS requests to perfect and maintain DFS' security interest in the Collateral; (d) Dealer will deliver to DFS immediately upon each request, and DFS may retain, each Certificate of Title or Statement of Origin issued for Collateral financed by DFS; (e) Dealer will at all times be duly organized, existing, in good standing, qualified and licensed to do business in each state, county, or parish, in which the nature of its business or property so requires; (f) Dealer has the right and is duly authorized to enter into this Agreement; (g) Dealer's execution of this Agreement does not constitute a breach of any agreement to which Dealer is now or hereafter becomes bound; (h) other than as disclosed on Exhibit B, attached hereto and incorporated herein by this reference, there are and will be no actions or proceedings pending or threatened against Dealer which might result in any material adverse change in Dealer's financial or business condition or which might in any way adversely affect any of Dealer's assets; (i) Dealer will maintain the Collateral in good condition and repair; (j) Dealer has duly filed and will duly file all tax returns required by law; (k) Dealer has paid and will pay when due all taxes, levies, assessments and governmental charges of any nature; (l) Dealer will keep and maintain all of its books and records pertaining to the Collateral at its principal place of business designated in this Agreement; (m) Dealer will promptly supply DFS with such information concerning it or any guarantor as DFS hereafter may reasonably request; (n) all Collateral will be kept at Dealer's principal place of business listed above, and such other locations, if any, of which Dealer has notified DFS in writing or as listed on any current or future Exhibit "A" attached hereto which written notice(s) to DFS and Exhibit A(s) are incorporated herein by reference; (o) Dealer will give DFS thirty (30) days prior written notice of any change in Dealer's identity, name, form of business organization, ownership, management, principal place of business, Collateral locations or other business locations, and before moving any books and records to any other location; (p) Dealer will observe and perform all matters required by any lease, license, concession or franchise forming part of the Collateral in order to maintain all the rights of DFS thereunder; (q) Dealer will advise DFS of the commencement of material legal proceedings against Dealer or any guarantor; and (r) Dealer will comply with all applicable laws and will conduct its business in a manner which preserves and protects the Collateral and the earnings and incomes thereof.

     5. Negative Covenants. Dealer will not at any time (without DFS' prior written consent): (a) other than in the ordinary course of its business, sell, lease or otherwise dispose of or transfer any of its assets; (b) rent, lease, demonstrate, consign, or use any Collateral financed by DFS; or (c) merge or consolidate with another entity.

     6. Insurance. Dealer will immediately notify DFS of any material loss, theft or damage to any Collateral. Dealer will keep the Collateral insured for its full insurable value under an "all risk" property insurance policy with a company acceptable to DFS, naming DFS as a lender loss-payee and containing standard lender's loss payable and termination provisions. Dealer will provide DFS with written evidence of such property insurance coverage and lender's loss-payee endorsement.

     7. Financial Statements. Dealer will deliver to DFS: (a) within one-hundred twenty (120) days after the end of each of Dealer's fiscal years, a reasonably detailed balance sheet as of the last day of such fiscal year and a reasonably detailed income statement covering Dealer's operations for such fiscal year, in a form satisfactory to DFS; (b) within forty-five (45) days after the end of each of Dealer's fiscal quarters, a reasonably detailed balance sheet as of the last day of such quarter and an income statement covering Dealer's operations for such quarter, in a form satisfactory to DFS; and (c) within ten (10) days after request therefor by DFS, any other report reasonably requested by DFS relating to the Collateral or the financial condition of Dealer. Dealer warrants and represents to DFS that all financial statements and information relating to Dealer or any guarantor which have been or may hereafter be delivered by Dealer or any guarantor are true and correct and have been and will be prepared in accordance with generally accepted accounting principles consistently applied and, with respect to such previously delivered statements or information, there has been no material adverse change in the financial or business condition of Dealer or any guarantor since the submission to DFS, either as of the date of delivery, or, if different, the date specified therein, and Dealer acknowledges DFS' reliance thereon.

     8. Reviews. Dealer grants DFS an irrevocable license to enter Dealer's business locations during normal business hours without notice to Dealer to: (a) account for and inspect all Collateral; (b) verify Dealer's compliance with this Agreement; and (c) examine and copy Dealer's books and records related to the Collateral.

     9. Payment Terms. Dealer will immediately pay DFS the principal indebtedness owed DFS on each item of Collateral financed by DFS (as shown on the Statement of Transaction identifying such Collateral) on the earliest occurrence of any of the following events: (a) when such Collateral is lost, stolen or damaged; (b) for Collateral financed under Pay-As-Sold ("PAS") terms (as shown on the Statement of Transaction identifying such Collateral), when such Collateral is sold, transferred, rented, leased, otherwise disposed of or matured; (c) in strict accordance with any curtailment schedule for such
Collateral (as shown on the Statement of Transaction identifying such Collateral); (d) for Collateral financed under Scheduled Payment Program ("SPP") terms (as shown on the Statement of Transaction identifying such Collateral), in strict accordance with the installment payment schedule; and (e) when otherwise required under the terms of any financing program agreed to in writing by the parties. Regardless of the SPP terms pertaining to any Collateral financed by DFS, if DFS determines that the current outstanding debt which Dealer owes to DFS exceeds the aggregate wholesale invoice price of such Collateral in Dealer's possession, Dealer will immediately upon demand pay DFS the difference between such outstanding debt and the aggregate wholesale invoice price of such Collateral. If Dealer from time to time is required to make immediate payment to DFS of any past due obligation discovered during any Collateral review, or at any other time, Dealer agrees that acceptance of such payment by DFS shall not be construed to have waived or amended the terms of its financing program. The proceeds of any Collateral received by Dealer will be held by Dealer in trust for DFS' benefit, for application as provided in this Agreement. Dealer will send all payments to DFS' branch office(s) responsible for Dealer's account. DFS may apply: (i) payments to reduce finance charges first and then principal, which application may be regardless of Dealer's instructions in the event of a default; and (ii) principal payments to the oldest (earliest) invoice for Collateral financed by DFS, but, in any event, all principal payments will first be applied to such Collateral which is sold, lost, stolen, damaged, rented, leased, or otherwise disposed of or unaccounted for. Any third party discount, rebate, bonus or credit granted to Dealer for any Collateral will not reduce the debt Dealer owes DFS until DFS has received payment therefor in cash. Dealer will: (1) pay DFS even if any Collateral is defective or fails to conform to any warranties extended by any third party; (2) not assert against DFS any claim or defense Dealer has against any third party; and (3) indemnify and hold DFS harmless against all claims and defenses asserted by any buyer of the Collateral relating to the condition of, or any representations regarding, any of the Collateral. Dealer waives all rights of offset and counterclaims Dealer may have against DFS.

     10. Calculation of Charges. Dealer will pay finance charges to DFS on the outstanding principal debt which Dealer owes DFS for each item of Collateral financed by DFS at the rate(s) shown on the Statement of Transaction identifying such Collateral, unless Dealer objects thereto as provided in Section 2. The _________ finance charges attributable to the rate shown on the Statement of Transaction will: (a) be computed based on a 360 day year; (b) be calculated by multiplying the Daily Charge (as defined below) by the actual number of days in the applicable billing period; and (c) accrue from the invoice date of the Collateral identified on such Statement of Transaction until DFS receives full payment in good funds of the principal debt Dealer owes DFS for each item of such Collateral in accordance with DFS' payment recognition policy and DFS applies such payment to Dealer's principal debt in accordance with the terms of this Agreement. The "Daily Charge" is the product of the Daily Rate (as defined below) multiplied by the Average Daily Balance (as defined below). The "Daily Rate" is the quotient of the annual rate shown on the Statement of Transaction divided by 360, or the monthly rate shown on the Statement of Transaction divided by 30. The "Average Daily Balance" is the quotient of (i) the sum of the outstanding principal debt owed DFS on each day of a billing period for each item of Collateral identified on a Statement of Transaction, divided by (ii) the actual number of days in such billing period. Dealer will also pay DFS $100 for each check returned unpaid for insufficient funds (an "NSF check") (such $100 payment repays DFS' estimated administrative costs; it does not waive the default caused by the NSF check). The annual percentage rate of the finance charges relating to any item of Collateral financed by DFS will be calculated from the invoice date of such Collateral, regardless of any period during which any finance charge subsidy shall be paid or payable by any third party. Dealer acknowledges that DFS intends to strictly conform to the applicable usury laws governing this Agreement. Regardless of any provision contained herein or in any other document executed or delivered in connection herewith or therewith, DFS shall never be deemed to have contracted for, charged or be entitled to receive, collect or apply as interest on this Agreement (whether termed interest herein or deemed to be interest by judicial determination or operation of law), any amount in excess of the maximum amount allowed by applicable law, and, if DFS ever receives, collects or applies as interest any such excess, such amount which would be excessive interest will be applied first to the reduction of the unpaid principal balances of advances under this Agreement, and, second, any remaining excess will be paid to Dealer. In determining whether or not the interest paid or payable under any specific contingency exceeds the highest lawful rate, Dealer and DFS shall, to the maximum extent permitted under applicable law: (A) characterize any non-principal payment (other than payments which are expressly designated as interest payments hereunder) as an expense or fee rather than as interest; (B) exclude voluntary pre-payments and the effect thereof; and (C) spread the total amount of interest throughout the entire term of this Agreement so that the interest rate is uniform throughout such term.

     11. Billing Statement. DFS will send Dealer a monthly billing statement identifying all charges due on Dealer's account with DFS. The charges specified on each billing statement will be: (a) due and payable in full immediately on receipt; and (b) an account stated, unless DFS receives Dealer's written objection thereto within 15 days after it is mailed to Dealer. If DFS does not receive, by the 25th day of any given month, payment of all charges accrued to Dealer's account with DFS during the immediately preceding month, Dealer will (to the extent allowed by law) pay DFS a late fee ("Late Fee") equal to the greater of $5 or 5% of the amount of such finance charges (payment of the Late Fee does not waive the default caused by the late payment). DFS may adjust the billing statement at any time to conform to applicable law and this Agreement.

12. Default. Dealer will be in default under this Agreement if:

        (I) Any of the following occur and shall continue for ten (10) days after the sooner to occur of Dealer's receipt of notice of such breach from DFS or the date on which such breach becomes known to any officer or other representative of Dealer: (a) Dealer breaches any terms, warranties or representations contained herein, in any Statement of Transaction to which Dealer has not objected as provided in Section 2, or in any other agreement between DFS and Dealer; (b) any guarantor of Dealer's debts to DFS breaches any terms, warranties or representations contained in any guaranty or other agreement between the guarantor and DFS; (c) any representation, statement, report or certificate made or delivered by Dealer or any guarantor to DFS is not accurate when made;
        (d) [INTENTIONALLY OMITTED]; (e) Dealer abandons any material amount of Collateral; (f) Dealer or any guarantor is or becomes in default in the payment of any debt owed to any third party; (g) a money judgment issues against Dealer or any guarantor; (h) an attachment, sale or seizure issues or is executed against any assets of Dealer or of any guarantor;
        (i) [INTENTIONALLY OMITTED]; (j) any guarantor dies; (k) Dealer or any guarantor shall cease existence as a corporation, partnership, limited liability company or trust, as applicable; (l) Dealer or any guarantor ceases or suspends business; (m) Dealer, any guarantor or any member while Dealer's business is operated as a limited liability company, as applicable, makes a general assignment for the benefit of creditors; (n) Dealer, any guarantor or any member while Dealer's business is operated as a limited liability company, as applicable, becomes insolvent or voluntarily or involuntarily becomes subject to the Federal Bankruptcy Code, any state insolvency law or any similar law; (o) any receiver is appointed for any assets of Dealer, any guarantor or any member while Dealer's business is operated as a limited liability company, as applicable; (p) any guaranty of Dealer's debts to DFS is terminated; (q) Dealer loses any franchise, permission, license or right to sell or deal in any Collateral which DFS finances; (r) Dealer or any guarantor misrepresents Dealer's or such guarantor's financial condition or organizational structure; or

        (II) Dealer fails to pay any portion of Dealer's debts to DFS when due and payable hereunder or under any other agreement between DFS and Dealer and such failure is not cured within five (5) days after the applicable due date; provided, however, that during any period of 180 consecutive days commencing at any time hereafter, Dealer shall be entitled to no more than two (2) such 5-day cure periods, and as to any such payment failures in excess of such limitation, no such cure period shall be available to Dealer.

13. Rights of DFS Upon Default. In the event of a default:
        (a) DFS may at any time at DFS' election, without notice or demand to Dealer, do any one or more of the following: declare all or any part of the debt Dealer owes DFS immediately due and payable, together with all costs and expenses of DFS' collection activity, including, without limitation, all reasonable attorneys' fees; exercise any or all rights under applicable law (including, without limitation, the right to possess, transfer and dispose of the Collateral); and/or cease extending any additional credit to Dealer (DFS' right to cease extending credit shall not be construed to limit the discretionary nature of this credit facility).
        (b) Dealer will segregate and keep the Collateral in trust for DFS, and in good order and repair, and will not sell, rent, lease, consign, otherwise dispose of or use any Collateral, nor further encumber any Collateral.
        (c) Upon DFS' oral or written demand, Dealer will immediately deliver the Collateral to DFS, in good order and repair, at a place specified by DFS, together with all related documents; or DFS may, in DFS' sole discretion and without notice or demand to Dealer, take immediate possession of the Collateral together with all related documents.
        (d) DFS may, without notice, apply a default finance charge to Dealer's outstanding principal indebtedness equal to the default rate specified in Dealer's financing program with DFS, if any, or if there is none so specified, at the lesser of 3% per annum above the rate in effect immediately prior to the default, or the highest lawful contract rate of interest permitted under applicable law.

                  All of DFS' rights and remedies are cumulative. DFS' failure to exercise any of DFS' rights or remedies hereunder will not waive any of DFS' rights or remedies as to any past, current or future default.

     14. Sale of Collateral. Dealer agrees that if DFS conducts a private sale of any Collateral by requesting bids from 10 or more dealers or distributors in that type of Collateral, any sale by DFS of such Collateral in bulk or in parcels within 120 days of: (a) DFS' taking possession and control of such Collateral; or (b) when DFS is otherwise authorized to sell such Collateral; whichever occurs last, to the bidder submitting the highest cash bid therefor, is a commercially reasonable sale of such Collateral under the Uniform Commercial Code. Dealer agrees that the purchase of any Collateral by a Vendor, as provided in any agreement between DFS and the Vendor, is a commercially reasonable disposition and private sale of such Collateral under the Uniform Commercial Code, and no request for bids shall be required. Dealer further agrees that 7 or more days prior written notice will be commercially reasonable notice of any public or private sale (including any sale to a Vendor). Dealer irrevocably waives any requirement that DFS retain possession and not dispose of any Collateral until after an arbitration hearing, arbitration award, confirmation, trial or final judgment. If DFS disposes of any such Collateral other than as herein contemplated, the commercial reasonableness of such disposition will be determined in accordance with the laws of the state governing this Agreement.

     15. Power of Attorney. Dealer grants DFS an irrevocable power of attorney to: execute or endorse on Dealer's behalf any checks, financing statements, instruments, Certificates of Title and Statements of Origin pertaining to the Collateral; supply any omitted information and correct errors in any documents between DFS and Dealer; upon the occurrence of a default hereunder, initiate and settle any insurance claim pertaining to the Collateral; and do anything to preserve and protect the Collateral and DFS' rights and interest therein.

     16. Information. DFS may provide to any third party any credit information on Dealer that DFS may from time to time possess. DFS may obtain from any Vendor any credit, financial or other information regarding Dealer that such Vendor may from time to time possess.

     17. Termination. Either party may terminate this Agreement at any time by written notice received by the other party. If DFS terminates this Agreement, Dealer agrees that if Dealer: (a) is not in default hereunder, 30 days prior notice of termination is reasonable and sufficient (although this provision shall not be construed to mean that shorter periods may not, in particular circumstances, also be reasonable and sufficient); or (b) is in default hereunder, no prior notice of termination is required. Dealer will not be relieved from any obligation to DFS arising out of DFS' advances or commitments made before the effective termination date of this Agreement. DFS will retain all of its rights, interests and remedies hereunder until Dealer has paid all of Dealer's debts to DFS. All waivers set forth within this Agreement will survive any termination of this Agreement.

     18. Binding Effect. Dealer cannot assign its interest in this Agreement without DFS' prior written consent, although DFS may assign or participate DFS' interest, in whole or in part, without Dealer's consent. This Agreement will protect and bind DFS' and Dealer's respective heirs, representatives, successors and assigns.

     19. Notices. Except as otherwise stated herein, all notices, arbitration claims, responses, requests and documents will be sufficiently given or served if mailed or delivered: (a) to Dealer at Dealer's principal place of business specified above, Attn: Chief Executive Officer or Chief Financial Officer; and
(b) to DFS at 655  Maryville  Centre  Drive,  St.  Louis,  Missouri  63141-5832,
Attention: General Counsel, or such other address as the parties may hereafter specify in writing.

     20. NO ORAL AGREEMENTS. ORAL AGREEMENTS OR COMMITMENTS TO LOAN MONEY, EXTEND CREDIT OR TO FORBEAR FROM ENFORCING REPAYMENT OF A DEBT INCLUDING PROMISES TO EXTEND OR RENEW SUCH DEBTS ARE NOT ENFORCEABLE. TO PROTECT DEALER AND DFS FROM MISUNDERSTANDING OR DISAPPOINTMENT, ALL AGREEMENTS COVERING SUCH MATTERS ARE CONTAINED IN THIS WRITING, WHICH IS THE COMPLETE AND EXCLUSIVE STATEMENT OF THE AGREEMENT BETWEEN THE PARTIES, EXCEPT AS SPECIFICALLY PROVIDED HEREIN OR AS THE PARTIES MAY LATER AGREE IN WRITING TO MODIFY IT. THERE ARE NO UNWRITTEN AGREEMENTS BETWEEN THE PARTIES.

     21. Other Waivers. Dealer irrevocably waives notice of: DFS' acceptance of this Agreement, presentment, demand, protest, nonpayment, nonperformance, and dishonor. Dealer and DFS irrevocably waive all rights to claim any punitive and/or exemplary damages.

     22. Severability. If any provision of this Agreement or its application is invalid or unenforceable, the remainder of this Agreement will not be impaired or affected and will remain binding and enforceable.

     23. Supplement. If Dealer and DFS have heretofore executed other agreements in connection with all or any part of the Collateral, this Agreement shall supplement each and every other agreement previously executed by and between Dealer and DFS, and in that event this Agreement shall neither be deemed a novation nor a termination of such previously executed agreement nor shall execution of this Agreement be deemed a satisfaction of any obligation secured by such previously executed agreement. The foregoing notwithstanding, the Agreement for Wholesale Financing between Dealer and DFS dated as of March 5, 1997 is hereby terminated and of no further force or effect.

     24. Receipt of Agreement. Dealer acknowledges that it has received a true and complete copy of this Agreement. Dealer acknowledges that it has read and understood this Agreement. Notwithstanding anything herein to the contrary: (a) DFS may rely on any facsimile copy, electronic data transmission or electronic data storage of this Agreement, any Statement of Transaction, billing statement, invoice from a Vendor, financial statements or other reports, and (b) such facsimile copy, electronic data transmission or electronic data storage will be deemed an original, and the best evidence thereof for all purposes, including, without limitation, under this Agreement or any other agreement between DFS and Dealer, and for all evidentiary purposes before any arbitrator, court or other adjudicatory authority.

     25. Miscellaneous. Time is of the essence regarding Dealer's performance of its obligations to DFS notwithstanding any course of dealing or custom on DFS' part to grant extensions of time. Dealer's liability under this Agreement is direct and unconditional and will not be affected by the release or nonperfection of any security interest granted hereunder. DFS will have the right to refrain from or postpone enforcement of this Agreement or any other agreements between DFS and Dealer without prejudice and the failure to strictly enforce these agreements will not be construed as having created a course of dealing between DFS and Dealer contrary to the specific terms of the agreements or as having modified, released or waived the same. The express terms of this Agreement will not be modified by any course of dealing, usage of trade, or custom of trade which may deviate from the terms hereof. If Dealer fails to pay any taxes, fees or other obligations which may impair DFS' interest in the Collateral, or fails to keep the Collateral insured, DFS may, but shall not be required to, pay such taxes, fees or obligations and pay the cost to insure the Collateral, and the amounts paid will be: (a) an additional debt owed by Dealer to DFS, which shall be subject to finance charges as provided herein; and (b) due and payable immediately in full. Dealer agrees to pay all of DFS' reasonable attorneys' fees and expenses incurred by DFS in enforcing DFS' rights hereunder. The Section titles used in this Agreement are for convenience only and do not define or limit the contents of any Section.

     26. BINDING ARBITRATION. 26.1 Arbitrable Claims. Except as otherwise specified below, all actions, disputes, claims and controversies under common law, statutory law or in equity of any type or nature whatsoever (including, without limitation, all torts, whether regarding negligence, breach of fiduciary duty, restraint of trade, fraud, conversion, duress, interference, wrongful replevin, wrongful sequestration, fraud in the inducement, usury or any other tort, all contract actions, whether regarding express or implied terms, such as implied covenants of good faith, fair dealing, and the commercial reasonableness of any Collateral disposition, or any other contract claim, all claims of deceptive trade practices or lender liability, and all claims questioning the reasonableness or lawfulness of any act), whether arising before or after the date of this Agreement, and whether directly or indirectly relating to: (a) this Agreement and/or any amendments and addenda hereto, or the breach, invalidity or termination hereof; (b) any previous or subsequent agreement between DFS and Dealer; (c) any act committed by DFS or by any parent company, subsidiary or affiliated company of DFS (the "DFS Companies"), or by any employee, agent, officer or director of a DFS Company whether or not arising within the scope and course of employment or other contractual representation of the DFS Companies provided that such act arises under a relationship, transaction or dealing between DFS and Dealer; and/or (d) any other relationship, transaction or dealing between DFS and Dealer (collectively the "Disputes"), will be subject to and resolved by binding arbitration. 26.2 Administrative Body. All arbitration hereunder will be conducted in accordance with the Commercial Arbitration Rules of The American Arbitration Association ("AAA"). If the AAA is dissolved, disbanded or becomes subject to any state or federal bankruptcy or insolvency proceeding, the parties will remain subject to binding arbitration which will be conducted by a mutually agreeable arbitral forum. The parties agree that all arbitrator(s) selected will be attorneys with at least five (5) years secured transactions experience. The arbitrator(s) will decide if any inconsistency exists between the rules of any applicable arbitral forum and the arbitration provisions contained herein. If such inconsistency exists, the arbitration provisions contained herein will control and supersede such rules. The site of all arbitration proceedings will be in the Division of the Federal Judicial District in which AAA maintains a regional office that is closest to Dealer.
26.3 Discovery. Discovery permitted in any arbitration proceeding commenced hereunder is limited as follows. No later than thirty (30) days after the filing of a claim for arbitration, the parties will exchange detailed statements setting forth the facts supporting the claim(s) and all defenses to be raised during the arbitration, and a list of all exhibits and witnesses. No later than twenty-one (21) days prior to the arbitration hearing, the parties will exchange a final list of all exhibits and all witnesses, including any designation of any expert witness(es) together with a summary of their testimony; a copy of all documents and a detailed description of any property to be introduced at the hearing. Under no circumstances will the use of interrogatories, requests for admission, requests for the production of documents or the taking of depositions be permitted. However, in the event of the designation of any expert witness(es), the following will occur: (a) all information and documents relied upon by the expert witness(es) will be delivered to the opposing party, (b) the opposing party will be permitted to depose the expert witness(es), (c) the opposing party will be permitted to designate rebuttal expert witness(es), and
(d) the arbitration hearing will be continued to the earliest possible date that enables the foregoing limited discovery to be accomplished. 26.4 Exemplary or Punitive Damages. The Arbitrator(s) will not have the authority to award exemplary or punitive damages. 26.5 Confidentiality of Awards. All arbitration proceedings, including testimony or evidence at hearings, will be kept confidential, although any award or order rendered by the arbitrator(s) pursuant to the terms of this Agreement may be entered as a judgment or order in any state or federal court and may be confirmed within the federal judicial district which includes the residence of the party against whom such award or order was entered. This Agreement concerns transactions involving commerce among the several states. The Federal Arbitration Act, Title 9 U.S.C. Sections 1 et seq., as amended ("FAA") will govern all arbitration(s) and confirmation proceedings hereunder. 26.6 Prejudgment and Provisional Remedies. Nothing herein will be construed to prevent DFS' or Dealer's use of bankruptcy, receivership, injunction, repossession, replevin, claim and delivery, sequestration, seizure, attachment, foreclosure, dation and/or any other prejudgment or provisional action or remedy relating to any Collateral for any current or future debt owed by either party to the other. Any such action or remedy will not waive DFS' or Dealer's right to compel arbitration of any Dispute. 26.7 Attorneys' Fees. If either Dealer or DFS brings any other action for judicial relief with respect to any Dispute (other than those set forth in Section 26.6), the party bringing such action will be liable for and immediately pay all of the other party's costs and expenses (including attorneys' fees) incurred to stay or dismiss such action and remove or refer such Dispute to arbitration. If either Dealer or DFS brings or appeals an action to vacate or modify an arbitration award and such party does not prevail, such party will pay all costs and expenses, including attorneys' fees, incurred by the other party in defending such action.
Additionally, if Dealer sues DFS or institutes any arbitration claim or counterclaim against DFS in which DFS is the prevailing party, Dealer will pay all costs and expenses (including attorneys' fees) incurred by DFS in the course of defending such action or proceeding. 26.8 Limitations. Any arbitration proceeding must be instituted: (a) with respect to any Dispute for the collection of any debt owed by either party to the other, within two (2) years after the date the last payment was received by the instituting party; and (b) with respect to any other Dispute, within two (2) years after the date the incident giving rise thereto occurred, whether or not any damage was sustained or capable of ascertainment or either party knew of such incident. Failure to institute an arbitration proceeding within such period will constitute an absolute bar and waiver to the institution of any proceeding, whether arbitration or a court proceeding, with respect to such Dispute. 26.9 Survival After Termination. The agreement to arbitrate will survive the termination of this Agreement.

     27. INVALIDITY/UNENFORCEABILITY OF BINDING ARBITRATION. IF THIS AGREEMENT IS FOUND TO BE NOT SUBJECT TO ARBITRATION, ANY LEGAL PROCEEDING WITH RESPECT TO ANY DISPUTE WILL BE TRIED IN A COURT OF COMPETENT JURISDICTION BY A JUDGE WITHOUT A JURY. DEALER AND DFS WAIVE ANY RIGHT TO A JURY TRIAL IN ANY SUCH PROCEEDING.

     28. Governing Law. Dealer acknowledges and agrees that this and all other agreements between Dealer and DFS have been substantially negotiated, and will be substantially performed, in the state of Illinois. Accordingly, Dealer agrees that all Disputes will be governed by, and construed in accordance with, the laws of such state, except to the extent inconsistent with the provisions of the FAA which shall control and govern all arbitration proceedings hereunder.

        IN WITNESS WHEREOF, Dealer and DFS have executed this Agreement as of the date first set forth hereinabove.

     THIS CONTRACT CONTAINS BINDING ARBITRATION, JURY WAIVER AND PUNITIVE DAMAGE WAIVER PROVISIONS.



DEUTSCHE FINANCIAL SERVICES CORPORATION         ALLSTAR SYSTEMS, INC.


By:____________________________________    By:__________________________
Print Name:____________________________    Print Name:  James H. Long
Title:_________________________________    Title:  Chief Executive Officer


                                            ATTEST:

                                            --------------------------------
                                            Secretary
                                            Print Name:  Donald R. Chadwick

                                       SECRETARY'S CERTIFICATE OF RESOLUTION

        I certify that I am the Secretary or Assistant Secretary of the corporation named below, and that the following completely and accurately sets forth certain resolutions of the Board of Directors of the corporation adopted at a special meeting thereof held on due notice (and with shareholder approval, if required by law), at which meeting there was present a quorum authorized to transact the business described below, and that the proceedings of the meeting were in accordance with the certificate of incorporation, charter and by-laws of the corporation, and that they have not been revoked, annulled or amended in any manner whatsoever.

        Upon motion duly made and seconded, the following resolution was unanimously adopted after full discussion:

        "RESOLVED, That the several officers, directors, and agents of this corporation, or any one or more of them, are hereby authorized and empowered on behalf of this corporation: to obtain financing from Deutsche Financial Services Corporation ("DFS") in such amounts and on such terms as such officers, directors or agents deem proper; to enter into financing, security, pledge and other agreements with DFS relating to the terms upon which such financing may be obtained and security and/or other credit support is to be furnished by this corporation therefor; from time to time to supplement or amend any such agreements; and from time to time to pledge, assign, mortgage, grant security interests, and otherwise transfer, to DFS as collateral security for any obligations of this corporation to DFS, whenever and however arising, any assets of this corporation, whether now owned or hereafter acquired; the Board of Directors hereby ratifying, approving and confirming all that any of said officers, directors or agents have done or may do with respect to the foregoing."

        IN WITNESS WHEREOF, I have executed and affixed the seal of the corporation on the date stated below.

Dated:_February 27_________________, 1998   ____________________________________
                                            Secretary

                                            ALLSTAR SYSTEMS, INC.
        (SEAL)

                          BUSINESS FINANCING AGREEMENT


This Business Financing Agreement ("Agreement") is made as of February 27, 1998 between Deutsche Financial Services Corporation ("DFS") and Allstar Systems, Inc., a | | SOLE PROPRIETORSHIP, | | PARTNERSHIP, | X | CORPORATION, | | LIMITED LIABILITY COMPANY (check applicable term) ("Dealer"), having a principal place of business located at 6401 Southwest Freeway, Houston, Texas 77074.


--------------------------------------------------------------------------------

1.      DEFINITIONS

        1.1 Special Definitions. The following terms will have the following meanings in this Agreement, Agreement for Wholesale Financing and in the Other Agreements:

                         "Accounts":  all  accounts,  leases,  contract  rights,
                         chattel paper, choses in action and instruments, including any lien or other security interest that secures or may secure any of the foregoing, plus all books, invoices, documents and other records in any form evidencing or relating to any of the foregoing, now owned or hereafter acquired by Dealer.

                         "Accounts  Receivable  Facility":   a  credit  facility
                         extended pursuant to this Agreement.

                         "Agreement for Wholesale Financing": any Agreement for Wholesale Financing, as amended from time to time, which Dealer has executed in conjunction with inventory financing extended by DFS.

                         "Average Contract Balance": the amount determined by dividing: (a) the sum of the Daily Contract Balances (as defined in Section 2.1.1) for a billing period; by,
                         (b) the actual number of days in such billing period. "Default": the events or occurrences enumerated in
                         Section 6.

                         "Entity": any individual, association, firm, corporation, partnership, limited liability company, trust, governmental body, agency or instrumentality whatsoever.

                         "Guarantor":  a guarantor of any of the Obligations.

                         "Inventory":   all  of  Dealer's  presently  owned  and
                         hereafter acquired goods which are held for sale or lease.

                         "Obligations": all liabilities and indebtedness now or hereafter arising, owing, due or payable from Dealer to DFS (and any of its subsidiaries and affiliates), including any third party claims against Dealer satisfied or acquired by DFS, whether primary or secondary, joint or several, direct, contingent, fixed or otherwise, and whether or not evidenced by instruments or evidences of indebtedness, and all covenants, agreements (including consent to binding arbitration), warranties, duties and representations, whether such Obligations arise under this Agreement, the Other Agreements or any other agreements previously, now or hereafter executed by Dealer and delivered to DFS or by operation of law.

                         "Other Agreements": all security agreements (including the Agreement for Wholesale Financing), mortgages, leases, instruments, documents, guarantees, schedules, certificates, contracts and similar agreements heretofore, now or hereafter executed by Dealer and delivered to DFS or delivered by or on behalf of Dealer to a third party and assigned to DFS by operation of law or otherwise.

                         "Prime Rate": the rate of interest which Chase Manhattan Bank publicly announces from time to time as its prime rate or reference rate; provided, however, that for purposes of this Agreement, the interest rate charged to Dealer will at no time be computed on a Prime Rate of less than seven percent (7%) per annum. The Prime Rate will change and take effect for purposes of this Agreement on the day that Chase Manhattan Bank announces any change in its Prime Rate or reference rate.

2.      CREDIT FACILITY/INTEREST RATES/FEES

        2.1 Accounts Receivable Facility. Subject to the terms of this Agreement, DFS agrees to provide to Dealer an Accounts Receivable Facility of TEN MILLION DOLLARS ($10,000,000). DFS' decision to advance funds will not be binding until the funds are actually advanced.
               2.1.1 Interest. Dealer agrees to pay interest to DFS on the Daily Contract Balance at a rate equal to the Prime Rate minus one percent (1.0%) per annum. Such interest will: (i) be computed based on a 360 day year; (ii) be calculated each day by multiplying the Daily Rate (as defined below) by the Daily Contract Balance (as defined below); and (iii) accrue from the date that DFS makes any Electronic Transfer (as defined in Section
                         3.10 herein) or otherwise makes an advance under the Accounts Receivable Facility until DFS receives the full and final payment of the principal debt which Dealer owes to DFS, subject to the terms of Section 3.8 herein. The "Daily Rate" is the quotient of the applicable annual rate provided herein divided by 360. The "Daily Contract Balance" is the amount of the outstanding principal debt which Dealer owes to DFS on the Accounts Receivable Facility at the end of each day (including the amount of all Electronic Transfers made) after DFS has credited the payments which it has received on the Accounts Receivable Facility, subject to the terms of Section 3.8 herein.
               2.1.2 Maximum Interest. Dealer acknowledges that DFS intends to strictly conform to the applicable usury laws governing this Agreement. Regardless of any provision contained herein or in any other document executed or delivered in connection herewith or therewith,DFS shall never be deemed to have contracted for, charged or be entitled to receive, collect or apply as interest on this Agreement (whether termed interest herein or deemed to be interest by judicial determination or operation of law), any amount in excess of the maximu amount allowed by applicable law, and, if DFS ever receives, collects or applies as interest any such excess, such amount which would be excessive interest will be applied first to the reduction of the unpaid principal balances of advances under this Agreement, and, second, any remaining excess will be paid to Dealer. In determining whether or not the interest paid or payable under any specific contingency exceeds the highest lawful rate, Dealer and DFS shall, to the maximum extent permitted under applicable law: (a) characterize any non-principal payment (other than payments which are expressly designated as interest payments hereunder) as an expense or fee rather than as interest; (b) exclude voluntary pre-payments and the effect thereof; and (c) spread the total amount of interest throughout the entire term of this Agreement so that the interest rate is uniform throughout such term.
        2.2 Payments. DFS will send Dealer a monthly billing statement(s) identifying all charges due on Dealer's account with DFS. The interest and fee charges specified on each billing statement will be: (a) due and payable in full immediately on receipt, and (b) an account stated, unless DFS receives Dealer's written objection thereto within thirty (30) days after it is mailed to Dealer. If DFS does not receive, by the 25th day of any given month, payment of all charges accrued to Dealer's account with DFS during the immediately preceding month, Dealer will (to the extent allowed by law) pay DFS a late fee ("Late Fee") equal to the greater of $5 or 5% of the amount of such finance charges (payment of the Late Fee does not waive the default caused by the late payment). Dealer will also pay DFS $100 for each of Dealer's checks returned unpaid for insufficient funds (an "NSF check") (such $100 payment repays DFS' estimated administrative costs; it does not waive the default caused by the NSF check). DFS may adjust the billing statement at any time to conform to applicable law and this Agreement. Upon the occurrence and during the continuance of a Default, Dealer waives the right to direct the application of any payments hereafter received by DFS on account of the Obligations.
        2.3 One Loan. DFS may combine all of DFS' advances to Dealer or on Dealer's behalf, whether under this Agreement or any Other Agreements, and whether provided by one or more of DFS' branch offices, together with all finance charges, fees and expenses related thereto, to make one debt owed by Dealer.

3.      ACCOUNTS  RECEIVABLE  FACILITY - ADDITIONAL  PROVISIONS  3.1  Schedules.
               Dealer will, no less than monthly or upon the
               occurrence and during the continuance of a Default, weekly, or as otherwise agreed to, furnish DFS with a schedule of Accounts ("Schedule") which will: (a) describe all Accounts created or acquired by Dealer since the last Schedule furnished DFS; (b) inform DFS of any material rejection of goods by any obligor, material delays in delivery of goods, material non-performance of contracts and of any assertion of any claim, offset or counterclaim by any obligor; and (c) inform DFS of any material adverse information relating to the financial condition of any obligor.
        3.2 Available Credit. On receipt of each Schedule, DFS will credit Dealer with such amount as DFS may deem advisable up to eighty-five percent (85%) of the net amount of the eligible Accounts listed in such Schedule. DFS will loan Dealer such amounts so credited or a part thereof as requested provided that at no time will such outstanding loans exceed Dealer's maximum Accounts Receivable Facility from time to time established by DFS. No loans need be made by DFS if the Dealer is in Default.
        3.3 Ineligible Accounts. DFS will have the sole right to determine eligibility of Accounts and, without limiting DFS' discretion in that regard, the following Accounts will be deemed ineligible:
               (a) Accounts created from the sale of goods and services on non-standard terms and/or that allow for payment to be made more than thirty (30) days from the date of sale; (b) Accounts unpaid more than ninety (90) days from date of invoice; (c) all Accounts of any obligor with fifty percent (50%) or more of the outstanding balance unpaid for more than ninety (90) days from the date of invoice; (d) Accounts for which the obligor is an officer, director, shareholder, partner, member, owner, employee, agent, parent, subsidiary, affiliate of, or is related to Dealer or has common shareholders, officers, directors, owners, partners or members; (e) consignment sales; (f) Accounts for which the payment is or may be conditional; (g) Accounts for which the obligor is not a commercial or institutional entity or is not a resident of the United States or Canada; (h) Accounts with respect to which any warranty or representation provided in Subsection 3.4 is not true and correct; (i) Accounts which represent goods or services purchased for a personal, family or household purpose; (j) Accounts which represent goods used for demonstration purposes or loaned by the Dealer to another party;
               (k) Accounts which are progress payment, barter, or contra accounts; and (l) any and all other Accounts which DFS deems to be ineligible, provided that DFS shall use its best efforts to give Dealer notice of any such determination of ineligibility but its failure so to do shall in no way limit or impair its rights hereunder. If DFS determines that any Account is or becomes an ineligible Account, immediately upon notice thereof from DFS, Dealer will either pay to DFS an amount equal to the monies loaned by DFS for such ineligible Account or have its available credit under the Accounts Receivable Facility reduced accordingly, as DFS shall determine; provided, further, however, if after any reduction of Dealer's available credit there exists any remaining Obligations owing to DFS, Dealer will immediately pay, in cash to DFS, any such remaining balance.
        3.4 Warranties and Representations. For each Account which Dealer lists on any Schedule, Dealer warrants and represents to DFS that at all times: (a) such Account is genuine; (b) such Account is not evidenced by a judgment or promissory note or similar instrument or agreement; (c) it represents an undisputed bona fide transaction completed in accordance with the terms of the invoices and purchase orders relating thereto; (d) to the best of Dealer's knowledge, the goods sold or services rendered which resulted in the creation of such Account have been delivered or rendered to and accepted by the obligor, except for certain of Dealer's Accounts which are generated from advance billings, which will in no event in the aggregate exceed at any time 2% of all of Dealer's Accounts; (e) the amounts shown on the Schedules, Dealer's books and records and all invoices and statements delivered to DFS with respect thereto are owing to Dealer and are not contingent; (f) no payments have been or will be made thereon except payments made in accordance with the requirements of this Agreement; (g) there are no offsets, counterclaims or disputes existing or asserted with respect thereto and Dealer has not made any agreement with any obligor for any deduction or discount of the sum payable thereunder except regular discounts allowed by Dealer in the ordinary course of its business for prompt payment;
               (h) to the best of Dealer's knowledge, there are no facts or events which in any way impair the validity or enforceability thereof or reduce the amount payable thereunder from the amount shown on the Schedules, Dealer's books and records and the invoices and statements delivered to DFS with respect thereto;
               (i) to the best of Dealer's knowledge, all persons acting on behalf of obligors thereon have the authority to bind the obligor; (j) the goods sold or transferred giving rise thereto are not subject to any lien, claim, encumbrance or security interest which is superior to that of DFS; and (k) other than as disclosed on Exhibit A, attached hereto and incorporated herein by this reference, there are no proceedings or actions known to Dealer which are threatened or pending against any obligor thereon which might result in any material adverse change in such obligor's financial condition.
        3.5 Notes. Loans made pursuant to this Agreement need not be evidenced by promissory notes unless otherwise required by DFS in DFS' sole discretion.
        3.6 Certain Charges. Dealer will: (a) reimburse DFS for all charges made by banks, including charges for collection of checks and other items of payment, and (b) pay DFS' fees for transfers of funds to or from the Dealer. DFS may, from time to time, announce its fees for transfers of funds to or from the Dealer, including the issuance of Electronic Transfers.
        3.7 Collections. Unless otherwise directed by DFS, to expedite collection of Accounts for the benefit of DFS, Dealer shall notify all of its obligors to make payment of the Accounts to one or more lock-boxes under the control of DFS, except as permitted under the terms of the Contingent Blocked Account Amendment to a Lockbox Agreement, the Lockbox Agreement, and the other documents pursuant to which such lockboxes and corresponding accounts are established (as amended, collectively the "Lockbox Documentation"). The lock-box, and all accounts into which the proceeds of any such lock-box(es) are deposited, shall be established at banks selected by the Dealer and satisfactory to DFS in its sole discretion. Dealer shall issue to any such banks an irrevocable letter of instruction under the Lockbox Documentation, in form and substance acceptable to DFS, directing such banks to deposit all payments or other remittances received in the lock-box to such account or accounts as DFS shall direct. All funds deposited in the lock-box or any such account immediately shall become the property of DFS, and subject to the terms of the agreements establishing such lock-box(es) and account(s), any disbursements of the proceeds in the lock-box or any such account will only be made to DFS except as permitted under the Lockbox Documentation. Dealer shall obtain the agreement of such banks to waive any offset rights against the funds so deposited. DFS assumes no responsibility for such lock-box arrangement, including, without limitation, any claim of accord and satisfaction or release with respect to deposits which any banks accept thereunder. All remittances which Dealer receives in payment of any Accounts, and the proceeds of any of the other Collateral, shall be: (i) kept separate and apart from Dealer's own funds so that they are capable of identification as DFS' property; (ii) held by Dealer as trustee of an express trust for DFS' benefit; and (iii) shall be immediately deposited in such accounts designated by DFS. All proceeds received or collected by DFS with respect to Accounts, and reserves and other property of Dealer in possession of DFS at any time or times hereafter, may be held by DFS without interest to Dealer until all Obligations are paid in full or applied by DFS on account of the Obligations. DFS may release to Dealer such portions of such reserves and proceeds as DFS may determine. Upon the occurrence and during the continuance of a Default, DFS may notify the obligors that the Accounts have been assigned to DFS, collect the Accounts directly in its own name and charge the collection costs and expenses, including attorneys' fees, to Dealer. DFS has no duty to protect, insure, collect or realize upon the Accounts to preserve rights in them.
        3.8 Collection Days. All payments and all amounts received on any Account will be credited by DFS to Dealer's account (subject to final collection thereof) (i) on the business day of receipt if in the form of immediately available Electronic Transfer, or (ii) after allowing one (1) business day for collection of checks or other instruments or other forms of payment.
        3.9 Power of Attorney. Dealer irrevocably appoints DFS (and any person designated by it) as Dealer's true and lawful Attorney with full power to at any time, in the discretion of DFS (whether or not Default has occurred) to: (a) endorse the name of Dealer upon any of the items of payment or proceeds and deposit the same in the account of DFS for application to the Obligations; (b) sign the name of Dealer to verify the accuracy of the Accounts; and (c) sign the name of Dealer on any document or instrument that DFS shall deem necessary or appropriate to perfect and maintain perfected the security interests in the Collateral under this Agreement and the Other Agreements. In the event of a Default and after the expiration of any applicable cure period hereunder, Dealer irrevocably appoints DFS (and any person designated by it) as Dealer's true and lawful Attorney with full power to at any time, in the discretion of DFS to: (i) demand payment, enforce payment and otherwise exercise all of Dealer's rights, and remedies with respect to the collection of any Accounts; (ii) settle, adjust, compromise, extend or renew any Accounts; (iii) settle, adjust or compromise any legal proceedings brought to collect any Accounts; (iv) sell or assign any Accounts upon such terms, for such amounts and at such time or times as DFS may deem advisable; (v) discharge and release any Accounts; (vi) prepare, file and sign Dealer's name on any Proof of Claim in Bankruptcy or similar document against any obligor;
               (vii) endorse the name of Dealer upon any chattel paper, document, instrument, invoice, freight bill, bill of lading or similar document or agreement relating to any Account or goods pertaining thereto; (viii) take control in any manner of any item of payments or proceeds and for such purpose to notify the Postal Authorities to change the address for delivery of mail addressed to Dealer to such address as DFS may designate; and (ix) initiate and settle any insurance claim and endorse Dealer's name on any check, instrument or other item of payment. The power of attorney is for value and coupled with an interest and is irrevocable so long as any Obligations remain outstanding and by DFS exercising such right, DFS shall not waive any right against Dealer until the Obligations are paid in full.
        3.10 Continuing Requirements. Advances hereunder will be made by DFS, at Dealer's direction, by paper check, electronic transfer by Automated Clearing House ("ACH"), Fed Wire Funds Transfer ("Fed Wire") or such other electronic means as DFS may announce from time to time (ACH, Fed Wire and such other electronic transfer are collectively referred to as "Electronic Transfers"). If Dealer does not request advances be made in a specific method of transfer, DFS may determine from time to time in its sole discretion what method of transfer to use. Dealer will: (a) if from time to time required by DFS upon the occurrence and during the continuance of a Default, immediately upon their creation, deliver to DFS copies of all invoices, delivery evidences and other such documents relating to each Account; (b) not permit or agree to any extension, compromise or settlement or make any change to any Account, except for those in the ordinary course of business which do not result in a material adverse change in Dealer's financial or business condition or which might in any way materially and adversely affect any of Dealer's assets; (c) affix appropriate endorsements or assignments upon all such items of payment and proceeds so that the same may be properly deposited by DFS pursuant to the Lockbox Documentation; (d) immediately notify DFS in writing which Accounts may be deemed ineligible as defined in Subsection 3.3; (e) mark all chattel paper and instruments now owned or hereafter acquired by it to show that the same are subject to DFS' security interest and immediately thereafter deliver such chattel paper and instruments to DFS with appropriate endorsements and assignments to DFS; (f) within fifteen (15) days after the end of each month, provide DFS with a detailed aging of its Accounts for each month, together, if requested by DFS, with the names and addresses of all obligors.
        3.11 Release. Dealer releases DFS from all claims and causes of action which Dealer may now or hereafter have for any loss or damage to it claimed to be caused by or arising from: (a) any failure of DFS to protect, enforce or collect, in whole or in part, any Account; (b) DFS' notification to any obligors thereon of DFS' security interest in any of the Accounts; (c) DFS' directing any obligor to pay any sum owing to Dealer directly to DFS; and (d) any other act or omission to act on the part of DFS, its officers, agents or employees, except for willful misconduct or gross negligence. DFS will have no obligation to preserve rights to Accounts against prior parties. Dealer waives all rights of offset and counterclaims Dealer may have against DFS.
        3.12 Review. Dealer grants DFS an irrevocable license to enter Dealer's business locations during normal business hours without notice to Dealer to: (a) account for and inspect all Collateral;
               (b) verify Dealer's compliance with this Agreement; and (c) review, examine, and make copies of Dealer's books, records, files and business procedures and practices. Dealer further agrees to pay DFS a review fee of One Thousand DOLLARS ($1,000.00) for any such review, inspection or examination made by DFS. DFS agrees that provided Dealer is not in Default, such reviews shall not exceed three (3) in number in any calendar year. DFS may, without notice to Dealer and at any time or times hereafter, verify the validity, amount or any other matter relating to any Account by mail, telephone, or other means, in the name of Dealer or DFS.

4.      SECURITY - COLLATERAL
        4.1 Grant of Security Interest. To secure payment of all of Dealer's current and future Obligations and to secure Dealer's performance of all of the provisions under this Agreement and the Other Agreements, Dealer grants DFS a security interest in all of Dealer's inventory, equipment, fixtures, accounts, contract rights, chattel paper, security agreements, instruments, deposit accounts, reserves, documents, and general intangibles; and all judgments, claims, insurance policies, and payments owed or made to Dealer thereon; all whether now owned or hereafter acquired, all attachments, accessories, accessions, returns, repossessions, exchanges, substitutions and replacements thereto, and all proceeds thereof. All such assets are collectively referred to herein as the "Collateral." All of such terms for which meanings are provided in the Uniform Commercial Code of the applicable state are used herein with such meanings. Dealer covenants with DFS that DFS may realize upon all or part of any Collateral in any order it desires and any realization by any means upon any Collateral will not bar realization upon any other collateral.
               Dealer's   liability   under   this   Agreement   is  direct  and
               unconditional and will not be affected by the release or nonperfection of any security interest granted hereunder. All Collateral financed by DFS, and all proceeds thereof, will be held in trust by Dealer for DFS, with such proceeds being payable in accordance with this Agreement.

5.      WARRANTIES AND REPRESENTATIONS
        5.1 Affirmative Warranties and Representations. Except as otherwise specifically provided in the Other Agreements, Dealer warrants and represents to DFS that: (a) Dealer has good title to all Collateral; (b) DFS' security interest in the Accounts will at all times constitute a perfected, first security interest in such Accounts and will not become subordinate to the security interest, lien, encumbrance or claim of any Entity; (c) Dealer will execute all documents DFS requests to perfect and maintain DFS' security interest in the Collateral and to fully consummate the transactions contemplated under this Agreement and the Other Agreements; (d) Dealer will at all times be duly organized, existing, in good standing, qualified and licensed to do business in each state, county, or parish, in which the nature of its business or property so requires; (e) Dealer has the right and is duly authorized to enter into this Agreement; (f) Dealer's execution of this Agreement does not constitute a breach of any agreement to which Dealer is now or hereafter becomes bound; (g) except as disclosed on Exhibit A, there are no actions or proceedings pending or threatened against Dealer which might result in any material adverse change in Dealer's financial or business condition or which might in any way adversely affect any of Dealer's assets; (h) Dealer will maintain the Collateral in good condition and repair; (i) Dealer has duly filed and will duly file all tax returns required by law; (j) Dealer has paid and will pay when due all taxes, levies, assessments and governmental charges of any nature; (k) Dealer will maintain a system of accounting in accordance with generally accepted accounting principles and account records which contain such information in a format as may be requested by DFS; (l) Dealer will keep and maintain all of its books and records pertaining to the Accounts at its principal place of business designated in this Agreement; (m) Dealer will promptly supply DFS with such information concerning it or any Guarantor as DFS hereafter may reasonably request; (n) Dealer will give DFS thirty (30) days prior written notice of any change in Dealer's identity, name, form of business organization, ownership, management, principal place of business, Collateral locations or other business locations; and before moving any books and records to any other location; (o) Dealer will observe and perform all matters required by any lease, license, concession or franchise forming part of the Collateral in order to maintain all the rights of DFS thereunder; (p) Dealer will advise DFS of the commencement of material legal proceedings against Dealer or any Guarantor; (q) Dealer will comply with all applicable laws and will conduct its business in a manner which preserves and protects the Collateral and the earnings and incomes thereof; and (r) Dealer will keep the Collateral insured for its full insurable value under an "all risk" property insurance policy with a company acceptable to DFS, naming DFS as a lender loss-payee and containing standard lender's loss payable and termination provisions. Dealer will provide DFS with written evidence of such property insurance coverage and lender's loss-payee endorsement.
        5.2 Negative Covenants. Dealer will not at any time (without DFS' prior written consent): (a) grant to or in favor of any Entity a security interest in or permit to exist a lien, claim or encumbrance in the Accounts which is superior to the interest of DFS; (b) other than in the ordinary course of its business, sell, lease or otherwise dispose of or transfer any of its assets; (c) merge or consolidate with another Entity; (d) subject to the provisions of Section 5.2.1 below, acquire the assets or ownership interest of any other Entity; (e) subject to the provisions of Section 5.2.1 below, enter into any transaction not in the ordinary course of business; (f) guarantee or indemnify or otherwise become in any way liable with respect to the obligations of any Entity (other than of Dealer's wholly-owned subsidiaries, but only to the extent the aggregate amount of such obligations does not exceed $500,000), except by endorsement of instruments or items of payment for deposit to the general account of Dealer or which are transmitted or turned over to DFS on account of the Obligations; (g) redeem, retire, purchase or otherwise acquire, directly or indirectly, any of Dealer's capital stock except in connection with Dealer's employee stock purchase plan approved by Dealer's Board of Directors in effect as of the date hereof to the extent the amount so redeemed or otherwise acquired does not exceed $1,500,000 in the aggregate at any time; (h) subject to the provisions of Section 5.2.1 below, make any change in Dealer's capital structure or in any of its business objectives or operations which might in any way adversely affect the ability of Dealer to repay the Obligations;
               (i) make any distribution of Dealer's assets not in the ordinary course of business; (j) subject to the provisions of Section
               5.2.1 below,  incur any debts  outside of the ordinary  course of business except renewals or extensions of existing debts and interest thereon; and (k) make any loans, advances, contributions or payments of money or in goods to any affiliated entity or to any officer, director, stockholder, member or partner of Dealer or of any such entity (except for compensation for personal services actually rendered) other than those described on Exhibit B, attached hereto, on which loans Dealer shall not make any additional advances and which Dealer shall not amend, modify, restate or replace without the prior written consent of DFS.
                         5.2.1 The provisions of Subsections  5.2 (d), (e), (h),
               and (j) above notwithstanding, Dealer shall only be required to obtain DFS' prior written consent for any such action described therein on and after such time as the aggregate amount of all such transactions described in such Subsections equals $500,000.
        5.3 Financial Statements. Dealer will deliver to DFS: (a) within one-hundred twenty (120) days after the end of each of Dealer's fiscal years, a reasonably detailed balance sheet as of the last day of such fiscal year and a reasonably detailed income statement covering Dealer's operations for such fiscal year, in a form satisfactory to DFS; (b) within forty-five (45) days after the end of each of Dealer's fiscal quarters, a reasonably detailed balance sheet as of the last day of such quarter and an income statement covering Dealer's operations for such quarter in a form satisfactory to DFS; (c) within ten (10) days after request therefor by DFS, any other report reasonably requested by DFS relating to the Collateral or the financial condition of Dealer. Dealer warrants and represents to DFS that all financial statements and information relating to Dealer or any Guarantor which have been or may hereafter be delivered by Dealer or any Guarantor to DFS are true and correct and have been and will be prepared in accordance with generally accepted accounting principles consistently applied and, with respect to such previously delivered statements or information, there has been no material adverse change in the financial or business condition of Dealer or any Guarantor since the submission to DFS, either as of the date of delivery, or, if different, the date specified therein, and Dealer acknowledges DFS' reliance thereon.

6.      DEFAULT

        6.1 Definition. Dealer will be in default under this Agreement if:

               (I) Any of the following occur and shall continue for ten (10) days after the sooner to occur of Dealer's receipt of notice of such breach from DFS or the date on which such breach becomes known to any officer or other representative of Dealer: (a) Dealer breaches any terms, warranties or representations contained herein or in any Other Agreements; (b) any Guarantor of Dealer's debts to DFS breaches any terms, warranties or representations contained in any guaranty or Other Agreements;
               (c) any representation, statement, report, or certificate made or delivered by Dealer or any Guarantor to DFS is not accurate when made; (d) [INTENTIONALLY OMITTED]; (e) Dealer abandons any material amount of Collateral; (f) Dealer or any Guarantor is or becomes in default in the payment of any debt owed to any third party; (g) a money judgment issues against Dealer or any Guarantor; (h) an attachment, sale or seizure issues or is executed against any assets of Dealer or of any Guarantor; (i) [INTENTIONALLY OMITTED]; (k) Dealer or any Guarantor shall cease existence as a corporation, partnership, limited liability company or trust, as applicable; (l) Dealer or any Guarantor ceases or suspends business; (m) Dealer, any Guarantor or any member while Dealer's business is operated as a limited liability company, as applicable, makes a general assignment for the benefit of creditors; (n) Dealer, any Guarantor or any member while Dealer's business is operated as a limited liability company, as applicable, becomes insolvent or voluntarily or involuntarily becomes subject to the Federal Bankruptcy Code, any state insolvency law or any similar law; (o) any receiver is appointed for any assets of Dealer, any Guarantor or any member while Dealer's business is operated as a limited liability company, as applicable; (p) any guaranty of Dealer's debt to DFS is terminated; (q) Dealer loses any franchise, permission, license or right to sell or deal in any Collateral which DFS finances; (r) Dealer or any Guarantor misrepresents Dealer's or such Guarantor's financial condition or organizational structure; or

               (II) Dealer fails to pay any of the Obligations when due and payable and such failure is not cured within five (5) days after the applicable due date; provided, however, that during any period of 180 consecutive days commencing at any time hereafter, Dealer shall be entitled to no more than two (2) such 5-day cure periods, and as to any such payment failures in excess of such limitation, no such cure period shall be available to Dealer.

        6.2 Rights of DFS. In the event of a Default:
               (a) DFS may at any time at DFS' election, without notice or demand to Dealer, do any one or more of the following: declare all or any of the Obligations immediately due and payable, together with all costs and expenses of DFS' collection activity, including, without limitation, all reasonable attorneys' fees; exercise any or all rights under applicable law (including, without limitation, the right to possess, transfer and dispose of the Collateral); and/or cease extending any additional credit to Dealer (DFS' right to cease extending credit shall not be construed to limit the discretionary nature of this credit facility). (b) Dealer will segregate and keep the Collateral in trust for DFS, and in good order and repair, and will not sell, rent, lease, consign, otherwise dispose of or use any Collateral, nor further encumber any Collateral.
                         (c) Upon DFS' oral or written demand, Dealer will immediately deliver the Collateral to DFS, in good order and repair, at a place specified by DFS, together with all related documents; or DFS may, in DFS' sole discretion and without notice or demand to Dealer, take immediate possession of the Collateral together with all related documents. (d) DFS may, without notice, apply a default finance charge to Dealer's outstanding principal indebtedness equal to the default rate specified in Dealer's financing program with DFS, if any, or if there is none so specified, at the lesser of 3% per annum above the rate in effect immediately prior to the Default, or the highest lawful contract rate of interest permitted under applicable law.
               (e) DFS may, without notice to Dealer and at any time or times enforce payment and collect, by legal proceedings or otherwise, Accounts in the name of Dealer or DFS; and take control of any cash or non-cash items of payment or proceeds of Accounts and of any rejected, returned, repossessed or stopped in transit goods relating to Accounts. DFS may at its sole election and without demand enter, with or without process of law, any premises where Collateral might be and, without charge or liability to DFS therefor do one or more of the following: (i) take possession of the Collateral and use or store it in said premises or remove it to such other place or places as DFS may deem convenient;
                         (ii) take possession of all or part of such premises and the Collateral and place a custodian in the exclusive control thereof until completion of enforcement of DFS' security interest in the Collateral or until DFS' removal of the Collateral and, (iii) remain on such premises and use the same, together with Dealer's materials, supplies, books and records, for the purpose of performing all acts necessary and incidental to the collection or liquidation of such Collateral. All of DFS' rights and remedies are cumulative. DFS' failure to exercise any of DFS' rights or remedies hereunder will not waive any of DFS' rights or remedies as to any past, current or future Default.
        6.3 Sale of Collateral. Dealer agrees that if DFS conducts a private sale of any Collateral by requesting bids from 10 or more dealers or distributors in that type of Collateral, any sale by DFS of such Collateral in bulk or in parcels within 120 days of: (a) DFS' taking possession and control of such Collateral; or (b) when DFS is otherwise authorized to sell such Collateral; whichever occurs last, to the bidder submitting the highest cash bid therefor, is a commercially reasonable sale of such Collateral under the Uniform Commercial Code. Dealer agrees that the purchase of any Collateral by a vendor, as provided in any agreement between DFS and the vendor, is a commercially reasonable disposition and private sale of such Collateral under the Uniform Commercial Code, and no request for bids shall be required. Dealer further agrees that 7 or more days prior written notice will be commercially reasonable notice of any public or private sale (including any sale to a vendor). Dealer irrevocably waives any requirement that DFS retain possession and not dispose of any Collateral until after an arbitration hearing, arbitration award, confirmation, trial or final judgment. If DFS disposes of any such Collateral other than as herein contemplated, the commercial reasonableness of such disposition will be determined in accordance with the laws of the state governing this Agreement.

7.      MISCELLANEOUS
        7.1 Termination. This Agreement will continue in full force and effect and be non-cancellable by Dealer (except that it may be terminated by DFS upon thirty (30) days written notice to Dealer or in the exercise of its rights and remedies upon Default by Dealer) for a period of three (3) years from the first day of the first month following the date hereof and for successive one (1) year periods thereafter, subject to termination as to future transactions at the end of any such period on at least ninety
               (90) days prior written notice by Dealer to DFS. If such notice of termination is given by Dealer to DFS, such notice will be ineffective unless Dealer pays to DFS all Obligations on or before the termination date. Any termination of this Agreement by Dealer or DFS will have the effect of accelerating the maturity of all Obligations not then otherwise due. 7.1.1 Termination Privilege. Despite anything to the contrary in Section 7.1 of this Agreement, this Agreement may be terminated by Dealer at any time upon ninety (90) days prior written notice and payment to DFS of the following sum (in addition to payment of all Obligations, whether or not by their terms then due) which sum represents liquidated damages for the loss of the bargain and not as a penalty, and the same is hereby acknowledged by Dealer: the product of (a) One Thousand Dollars ($1,000) multiplied by (b) the number of months remaining in the original or renewal term; provided, however, that if Dealer is not in Default, Dealer shall not be obligated to DFS for such fee if the termination occurs in connection with DFS' decision to increase the interest rate chargeable under Section 2.1.1 hereof or DFS' decision to substantially restrict the criteria for eligibility of Accounts. This sum will also be paid by Dealer if the Agreement is terminated on account of Dealer's Default.
               7.1.2     Effect of Termination. Dealer will not be relieved from
                         any  Obligations to DFS arising out of DFS' advances or
                         commitments made before the effective  termination date
                         of this  Agreement.  DFS will retain all of its rights,
                         interests and remedies  hereunder until Dealer has paid
                         all of  Dealer's  Obligations  to DFS.  All waivers set
                         forth   within   this   Agreement   will   survive  any
                         termination of this Agreement.
        7.2 Collection. Checks and other instruments delivered to DFS on account of the Obligations will constitute conditional payment until such items are actually paid to DFS.
        7.3 Demand, Etc. Dealer irrevocably waives notice of: DFS' acceptance of this Agreement, presentment, demand, protest, nonpayment, nonperformance, and dishonor. Dealer and DFS irrevocably waive all rights to claim any punitive and/or exemplary damages. Dealer waives all notices of default and non-payment at maturity of any or all of the Accounts.
        7.4 Reimbursement. Dealer will assume and reimburse DFS upon demand for all expenses incurred by DFS in connection with the preparation of this Agreement and the Other Agreements (including fees and costs of outside counsel) and all filing and recording fees and taxes payable in connection with the filing or recording of all documents under this Agreement and the Other Agreements; provided, however, that such reimbursement by Dealer hereunder will not exceed the sum of ONE THOUSAND DOLLARS ($1,000.00).
        7.5 Additional Obligations. DFS, without waiving or releasing any Obligation or Default, may perform any Obligations that Dealer fails or refuses to perform. DFS shall use its best efforts to give Dealer notice of any such actions but its failure so to do shall in no way limit or impair its rights hereunder. All sums paid by DFS on account of the foregoing and any expenses, including reasonable attorneys' fees, will be a part of the Obligations, payable on demand and secured by the Collateral.
        7.6 NO ORAL AGREEMENTS. ORAL AGREEMENTS OR COMMITMENTS TO LOAN MONEY, EXTEND CREDIT OR TO FORBEAR FROM ENFORCING REPAYMENT OF A DEBT INCLUDING PROMISES TO EXTEND OR RENEW SUCH DEBTS ARE NOT ENFORCEABLE. TO PROTECT DEALER AND DFS FROM MISUNDERSTANDING OR DISAPPOINTMENT, ALL AGREEMENTS COVERING SUCH MATTERS ARE CONTAINED IN THIS WRITING AND THE OTHER AGREEMENTS, WHICH IS THE COMPLETE AND EXCLUSIVE STATEMENT OF THE AGREEMENT BETWEEN THE PARTIES, EXCEPT AS SPECIFICALLY PROVIDED HEREIN OR AS THE PARTIES MAY LATER AGREE IN WRITING TO MODIFY IT. THERE ARE NO UNWRITTEN AGREEMENTS BETWEEN THE PARTIES. DFS may, from time to time, announce in writing to Dealer (which announcement shall be delivered in accordance with the notice provisions hereof), its policies and procedures regarding its administration of this facility, including, without limitation, DFS' fees for the transfer of funds to or from Dealer, including Electronic Transfers; any subsequent use by Dealer of this facility ten (10) days following any such announcement shall constitute Dealer's acceptance of such revised policies and procedures beginning after the expiration of such 10-day period. Time is of the essence regarding Dealer's performance of its obligations to DFS notwithstanding any course of dealing or custom on DFS' part to grant extensions of time. DFS will have the right to refrain from or postpone enforcement of this Agreement or any Other Agreements between DFS and Dealer without prejudice and the failure to strictly enforce these agreements will not be construed as having created a course of dealing between DFS and Dealer contrary to the specific terms of the agreements or as having modified, released or waived the same. The express terms of this Agreement will not be modified by any course of dealing, usage of trade, or custom of trade which may deviate from the terms hereof.
        7.7 Severability. If any provision of this Agreement or the Other Agreements or the application thereof is held invalid or unenforceable, the remainder of this Agreement and the Other Agreements will not be impaired or affected and will remain binding and enforceable.
        7.8 Supplement. If Dealer and DFS have heretofore executed Other Agreements in connection with all or any part of the Collateral, this Agreement shall supplement each and every Other Agreement previously executed by and between Dealer and DFS, and in that event this Agreement shall neither be deemed a novation nor a termination of any such previously executed Other Agreement nor shall execution of this Agreement be deemed a satisfaction of any obligation secured by such previously executed Other Agreement. In the event of any conflict between the terms of this Agreement and any previously executed Business Financing Agreement between DFS and Dealer, the terms of this Agreement shall control.
        7.9 Section Titles. The Section titles used in this Agreement are for convenience only and do not define or limit the contents of any Section.
        7.10 Binding Effect. Dealer cannot assign its interest in this Agreement or any Other Agreements without DFS' prior written consent, although DFS may assign or participate DFS' interest, in whole or in part, without Dealer's consent. This Agreement and the Other Agreements will protect and bind DFS' and Dealer's respective heirs, representatives, successors and assigns.
        7.11 Notices. Except as otherwise stated herein, all notices, arbitration claims, responses, requests and documents will be sufficiently given or served if mailed or delivered: (a) to Dealer at Dealer's principal place of business specified above,
               Attn: Chief Executive Officer or Chief Financial Officer; and (b) to DFS at 655 Maryville Centre Drive, St. Louis, Missouri 63141-5832, Attention: General Counsel, or such other address as the parties may hereafter specify in writing.
        7.12 Receipt of Agreement. Dealer acknowledges that it has received a true and complete copy of this Agreement. Dealer acknowledges that it has read and understood this Agreement. Notwithstanding anything herein to the contrary: (a) DFS may rely on any facsimile copy, electronic data transmission or electronic data storage of any Schedule, statement, financial statements or other reports, and (b) such facsimile copy, electronic data transmission or electronic data storage will be deemed an original, and the best evidence thereof for all purposes, including, without limitation, under this Agreement or any Other Agreements, and for all evidentiary purposes before any arbitrator, court or other adjudicatory authority.
        7.13 Information. DFS may provide to any third party any credit information on Dealer that DFS may from time to time possess. DFS may obtain from any third party any credit, financial or other information regarding Dealer that such third party may from time to time possess.

8.      BINDING ARBITRATION
        8.1 Arbitrable Claims. Except as otherwise specified below, all actions, disputes, claims and controversies under common law, statutory law or in equity of any type or nature whatsoever
               (including, without limitation, all torts, whether regarding negligence, breach of fiduciary duty, restraint of trade, fraud, conversion, duress, interference, wrongful replevin, wrongful sequestration, fraud in the inducement, usury or any other tort, all contract actions, whether regarding express or implied terms, such as implied covenants of good faith, fair dealing, and the commercial reasonableness of any Collateral disposition, or any other contract claim, all claims of deceptive trade practices or lender liability, and all claims questioning the reasonableness or lawfulness of any act), whether arising before or after the date of this Agreement, and whether directly or indirectly relating to: (a) this Agreement or any Other Agreements and/or any amendments and addenda hereto or thereto, or the breach, invalidity or termination hereof or thereof; (b) any previous or subsequent agreement between DFS and Dealer; (c) any act committed by DFS or by any parent company, subsidiary or affiliated company of DFS (the "DFS Companies"), or by any employee, agent, officer or director of an DFS Company whether or not arising within the scope and course of employment or other contractual representation of the DFS Companies provided that such act arises under a relationship, transaction or dealing between DFS and Dealer; and/or (d) any other relationship, transaction or dealing between DFS and Dealer (collectively the "Disputes"), will be subject to and resolved by binding arbitration.
        8.2 Administrative Body. All arbitration hereunder will be conducted in accordance with the Commercial Arbitration Rules of The American Arbitration Association ("AAA"). If the AAA is dissolved, disbanded or becomes subject to any state or federal bankruptcy or insolvency proceeding, the parties will remain subject to binding arbitration which will be conducted by a mutually agreeable arbitral forum. The parties agree that all arbitrator(s) selected will be attorneys with at least five (5) years secured transactions experience. The arbitrator(s) will decide if any inconsistency exists between the rules of any applicable arbitral forum and the arbitration provisions contained herein. If such inconsistency exists, the arbitration provisions contained herein will control and supersede such rules. The site of all arbitration proceedings will be in the Division of the Federal Judicial District in which AAA maintains a regional office that is closest to Dealer.
        8.3 Discovery. Discovery permitted in any arbitration proceeding commenced hereunder is limited as follows. No later than thirty
               (30) days after the filing of a claim for arbitration, the parties will exchange detailed statements setting forth the facts supporting the claim(s) and all defenses to be raised during the arbitration, and a list of all exhibits and witnesses. No later than twenty-one (21) days prior to the arbitration hearing, the parties will exchange a final list of all exhibits and all witnesses, including any designation of any expert witness(es) together with a summary of their testimony; a copy of all documents and a detailed description of any property to be introduced at the hearing. Under no circumstances will the use of interrogatories, requests for admission, requests for the production of documents or the taking of depositions be permitted. However, in the event of the designation of any expert witness(es), the following will occur: (a) all information and documents relied upon by the expert witness(es) will be delivered to the opposing party, (b) the opposing party will be permitted to depose the expert witness(es), (c) the opposing party will be permitted to designate rebuttal expert witness(es), and (d) the arbitration hearing will be continued to the earliest possible date that enables the foregoing limited discovery to be accomplished.
        8.4 Exemplary or Punitive Damages. The Arbitrator(s) will not have the authority to award exemplary or punitive damages.
        8.5 Confidentiality of Awards. All arbitration proceedings, including testimony or evidence at hearings, will be kept confidential, although any award or order rendered by the arbitrator(s)
               pursuant to the terms of this Agreement may be entered as a judgment or order in any state or federal court and may be confirmed within the federal judicial district which includes the residence of the party against whom such award or order was entered. This Agreement concerns transactions involving commerce among the several states. The Federal Arbitration Act, Title 9 U.S.C. Sections 1 et seq., as amended ("FAA") will govern all arbitration(s) and confirmation proceedings hereunder.
        8.6 Prejudgment and Provisional Remedies. Nothing herein will be construed to prevent DFS' or Dealer's use of bankruptcy, receivership, injunction, repossession, replevin, claim and delivery, sequestration, seizure, attachment, foreclosure, dation and/or any other prejudgment or provisional action or remedy relating to any Collateral for any current or future debt owed by either party to the other. Any such action or remedy will not waive DFS' or Dealer's right to compel arbitration of any Dispute.
        8.7 Attorneys' Fees. If either Dealer or DFS brings any other action for judicial relief with respect to any Dispute (other than those set forth in Section 8.6), the party bringing such action will be liable for and immediately pay all of the other party's costs and expenses (including attorneys' fees) incurred to stay or dismiss such action and remove or refer such Dispute to arbitration. If either Dealer or DFS brings or appeals an action to vacate or modify an arbitration award and such party does not prevail, such party will pay all costs and expenses, including attorneys' fees, incurred by the other party in defending such action. Additionally, if Dealer sues DFS or institutes any arbitration claim or counterclaim against DFS in which DFS is the prevailing party, Dealer will pay all costs and expenses (including attorneys' fees) incurred by DFS in the course of defending such action or proceeding. 8.8 Limitations. Any arbitration proceeding must be instituted: (a) with respect to any Dispute for the collection of any debt owed by either party to the other, within two (2) years after the date the last payment was received by the instituting party; and (b) with respect to any other Dispute, within two (2) years after the date the incident giving rise thereto occurred, whether or not any damage was sustained or capable of ascertainment or either party knew of such incident. Failure to institute an arbitration proceeding within such period will constitute an absolute bar and waiver to the institution of any proceeding, whether arbitration or a court proceeding, with respect to such Dispute.
        8.9 Survival After Termination. The agreement to arbitrate will survive the termination of this Agreement.

9. INVALIDITY/UNENFORCEABILITY OF BINDING ARBITRATION. IF THIS AGREEMENT IS FOUND TO BE NOT SUBJECT TO ARBITRATION, ANY LEGAL PROCEEDING WITH RESPECT TO ANY DISPUTE WILL BE TRIED IN A COURT OF COMPETENT JURISDICTION BY A JUDGE WITHOUT A JURY. DEALER AND DFS WAIVE ANY RIGHT TO A JURY TRIAL IN ANY SUCH PROCEEDING.

10. Governing Law. Dealer acknowledges and agrees that this and all Other Agreements between Dealer and DFS have been substantially negotiated, and will be substantially performed, in the state of Illinois. Accordingly, Dealer agrees that all Disputes will be governed by, and construed in accordance with, the laws of such state, except to the extent inconsistent with the provisions of the FAA which shall control and govern all arbitration proceedings hereunder.

        IN WITNESS WHEREOF, Dealer and DFS have executed this Agreement as of the date first set forth hereinabove.

        THIS CONTRACT CONTAINS BINDING ARBITRATION, JURY WAIVER AND PUNITIVE DAMAGE WAIVER PROVISIONS.

DEUTSCHE FINANCIAL SERVICES CORPORATION     ALLSTAR SYSTEMS, INC.


By:_______________________________          By:_________________________________

Print Name: ________________________        Print Name:   James H. Long


Title:______________________________        Title:______________________________



                                            ATTEST:

                                            ____________________________________
                                                           Secretary

                                            Print Name:  Donald R. Chadwick

                      SECRETARY'S CERTIFICATE OF RESOLUTION

        I certify that I am the Secretary or Assistant Secretary of the corporation named below, and that the following completely and accurately sets forth certain resolutions of the Board of Directors of the corporation adopted at a special meeting thereof held on due notice (and with shareholder approval, if required by law), at which meeting there was present a quorum authorized to transact the business described below, and that the proceedings of the meeting were in accordance with the certificate of incorporation, charter and by-laws of the corporation, and that they have not been revoked, annulled or amended in any manner whatsoever.

        Upon motion duly made and seconded, the following resolution was unanimously adopted after full discussion:

        "RESOLVED, That the several officers, directors, and agents of this corporation, or any one or more of them, are hereby authorized and empowered on behalf of this corporation: to obtain financing from Deutsche Financial Services Corporation ("DFS") in such amounts and on such terms as such officers, directors or agents deem proper; to enter into financing, security, pledge and other agreements with DFS relating to the terms upon which such financing may be obtained and security and/or other credit support is to be furnished by this corporation therefor; from time to time to supplement or amend any such agreements; execute and deliver any and all assignments and schedules; and from time to time to pledge, assign, mortgage, grant security interests, and otherwise transfer, to DFS as collateral security for any obligations of this corporation to DFS, whenever and however arising, any assets of this corporation, whether now owned or hereafter acquired; the Board of Directors hereby ratifying, approving and confirming all that any of said officers, directors or agents have done or may do with respect to the foregoing."

        I do further certify that the following are the names and specimen signatures of the officers and agents of said corporation so empowered and authorized, namely:

President:                     James H. Long        ____________________________
                                 (Print Name)               (Signature)

Chief Financial Officer:       Donald R. Chadwick   ____________________________
                                 (Print Name)               (Signature)

Secretary:                     Donald R. Chadwick   ____________________________
                                 (Print Name)               (Signature)

Chief Operating Officer:       Ronald J. Burger     ____________________________
                                 (Print Name)               (Signature)

President IT Services:         Shabbir K. Ali       ____________________________
                                 (Print Name)               (Signature)
President Computer Products:
                               Frank Cano           ____________________________
                                 (Print Name)               (Signature)

        IN WITNESS WHEREOF, I have executed and affixed the seal of the corporation on the date stated below.

Dated: February 27, 1998                                      Secretary


                                                         ALLSTAR SYSTEMS, INC.
                                                         (SEAL) Corporate Name

                                   CONTINGENT BLOCKED ACCOUNT AGREEMENT


                                                        Date:  February 27,1998

Southwest Bank of Texas
5 Post Oak Park
4400 Post Oak Parkway
Houston, Texas 77027





Gentlemen:

Reference is hereby made to a lockbox agreement dated February 27,1998 between ourselves, _Allstar Systems, Inc. ("Company"), and you,Southwest Bank of Texas ("Bank") (hereafter referred to as "Lockbox Agreement"). The Lockbox Agreement is attached hereto as Exhibit A.

Reference is also made to the Business Financing Agreement dated February 27, 1998 and all addenda thereto between Company and Deutsche Financial Services Corporation ("DFS") (hereafter referred to as "Financing Agreement").

Pursuant to the Lockbox Agreement, Company has directed its customers to send remittance payments to a post office box ("Lockbox") rented by Bank as follows:

        P.O. Box 4346, Dept. 523
        Houston, TX 77210-4346
        Account # 0133329

After remittances are processed by Bank, they are deposited into account number ("Special Account"), which was established exclusively for this purpose.

Bank is hereby notified that Company has granted, assigned, conveyed and transferred to DFS, pursuant to the terms of the Financing Agreement as permitted by applicable law, all rights, title, security interest, and any other interest Company has or may have in all remittances sent to the Lockbox and deposited to the Special Account including checks, drafts, notes, money, acceptances, cash, and any other evidence of indebtedness (collectively, "Remittances") as proceeds of accounts receivable in which DFS has a perfected security interest. DFS also has a security interest in the Special Account and all certificates and instruments, if any, representing or evidencing the Special Account and all interest, dividends, cash, instruments and any other property from time to time received, receivable or otherwise distributed in respect of or in exchange for any of the collateral referred to herein.

This letter ("Letter Agreement") will constitute the agreement between Company, DFS and Bank with respect to the Lockbox, the Special Account and the Remittances collected therein.

From and after the date of this Letter Agreement:

              a. Notwithstanding any provision of any depository agreement relating to the Special Account (or any right otherwise arising), Bank hereby waives any right of set off or any other right which it may have from time to time to apply any funds in the Lockbox, the Special Account or any Remittances to the payment of any present or future indebtedness of the Company to Bank.

              b. Copies of all checks (including check stubs), all "backup" deposited into the Lockbox by Company's customers (including customers' advices and statements), bank advices and any other correspondence regarding the Lockbox service, shall continue to be sent to Company with a copy to DFS at the address designated below.

              c. All items originally deposited in and credited to the Special Account which are returned unpaid, and all rental fees for the Lockbox, Lockbox charges and all deposit account activity charges and wire transfer charges arising from the Special Account will be charged to the Company.

              d. Bank will forward a copy of the monthly statement relating to the Special Account to DFS at the address designated below, or as DFS may from time to time direct.

              e. Prior to Bank's receipt of the "Notification" (as defined below), Bank shall honor all withdrawal, payment, transfer or other instructions received from Company which are consistent with the terms hereof.

DFS may, at any time, in its sole discretion, send Bank via facsimile transmission (number ) a written notification in such form as attached hereto as Exhibit B that control over withdrawals from and all other matters regarding the Special Account has been transferred from Company to DFS ("Notification").

Upon Bank's receipt of such Notification:

              1. Company hereby directs and authorizes Bank to cease honoring any of Company's withdrawal, payment, transfer or other instructions regarding the Special Account.

              2. The Special Account shall be "blocked" in favor of DFS so that the only disbursements to be made against the Special Account shall be in favor of DFS.

              3. Company shall have no right to interfere with the processing of Remittances as set forth in the Lockbox Agreement without the prior written consent of DFS.

              4. Bank agrees not to pay or deliver any amounts from the Lockbox to the Company or to any payee other than DFS unless so directed by DFS in writing or unless Bank is otherwise ordered by a court of competent jurisdiction.

              5. Company and Bank agree that, by maintaining the Lockbox and any Remittances included therein, Bank shall be acting solely as agent on behalf of DFS.

              6. All Lockbox processing instructions presently set forth in the Lockbox Agreement will continue in effect with the following changes or additions:

                  (a) Each banking day collected funds in the Special Account will be wire transferred to DFS as directed by DFS. (b) Bank will send checks which state they are for "payment in full" or contain an equivalent statement to DFS at the address designated below, or as DFS may from time to time direct, with a copy to the Company.

Company agrees to indemnify and hold Bank harmless against all liability, loss, damage or expense, including attorneys' fees, to which Bank may be put or which Bank may incur by reason of Bank acting upon instructions furnished by Company and/or DFS.

Company understands and agrees that neither it nor any of its officers, agents or employees shall assert any claim against DFS or DFS' attorneys for loss, mutilation, destruction or disappearance of any instrument or document of any kind, including, but not limited to, currency, checks, money orders, stubs, correspondence or any other record of property which might be claimed by Company.

In the event of any conflict between this Letter Agreement and the Lockbox Agreement, this Letter Agreement shall prevail.

This Letter Agreement may be terminated by DFS or the Bank upon thirty (30) days prior written notice to all other parties. Notwithstanding any such termination, the provisions of this Letter Agreement shall remain in full force and effect as to all transactions which shall have occurred prior to the effective date of termination.

Company may not terminate, modify or alter this Letter Agreement or the Lockbox Agreement without the prior written consent of Bank and DFS.

                                               Very truly yours,


                                               Allstar Systems, Inc.

                                               By:
                                               Print Name: Donald R. Chadwick
                                               Title:  Chief Financial Officer

All of the foregoing is approved and accepted by the undersigned:


DEUTSCHE FINANCIAL SERVICES CORPORATION         Southwest Bank of Texas
                                                       (Bank's Name)

By:____________________________                By:______________________________
Name:__________________________                Name: ___________________________
Title:_________________________                Title: __________________________
Date: _________________________                Date:____________________________
Address:_______________________

Attn:__________________________

EXHIBIT B

                                       Date:_______________________

                                               NOTIFICATION






Facsimile Number:

Gentlemen:

Reference is made to a Letter Agreement dated , and executed by and among ____________________________ ("Company"), Deutsche Financial Services
Corporation ("DFS") and _______________________________  ("Bank"). All terms not defined herein shall have the definitions stated in the Letter Agreement.

DFS hereby notifies Bank that pursuant to the terms set forth in the Letter Agreement, control of the Special Account shall, as of the date of this notice, be transferred from Company to DFS, and the Special Account shall from the date of this notice be held in favor and for the benefit of DFS. The Bank shall take all further instructions as to the disbursement of funds in the Special Account from DFS, and, in accordance with the Letter Agreement, until further notice from DFS, you are directed to wire transfer on each banking day all collected funds in the Special Account to DFS at
                                                          .

                                   Very truly yours,

                                   DEUTSCHE FINANCIAL SERVICES CORPORATION


                                   By:_____________________________

                                   Name:___________________________

                                   Title:__________________________

                              ADDENDUM TO AGREEMENT FOR WHOLESALE FINANCING

                                     AND BUSINESS FINANCING AGREEMENT





      This Addendum is made to (i) that certain Agreement for Wholesale Financing executed on the 27th day of February, 1998, between Allstar Systems, Inc. ("Dealer") and Deutsche Financial Services Corporation ("DFS"), as amended ("AWF) and (ii) that certain Business Financing Agreement between Dealer and DFS dated February 27, 1998, as amended ("BFA").



      FOR VALUE RECEIVED, DFS and Dealer agree that the following paragraph is incorporated into the AWF and BFA as if fully and originally set forth therein:



         "Dealer will at all times maintain:



         (a) a Tangible Net Worth and Subordinated Debt in the combined amount of not less than Ten Million Dollars ($10,000,000.00);



         (b) a ratio of Debt minus Subordinated Debt to Tangible Net Worth and Subordinated Debt of not more than Four to One (4.0:1.0); and



         (c) a ratio of Current Tangible Assets to current liabilities of not less than One and Four Tenths to One (1.4:1.0).



         For purposes of this paragraph: (i) 'Tangible Net Worth' means the book value of Dealer's assets less liabilities, excluding from such assets all Intangibles; (ii) 'Intangibles' means and includes general intangibles (as that term is defined in the Uniform Commercial Code); accounts receivable and advances due from officers, directors, employees, stockholders and affiliates; leasehold improvements net of depreciation; licenses; good will; prepaid expenses; escrow deposits; covenants not to compete; the excess of cost over book value of acquired assets; franchise fees; organizational costs; finance reserves held for recourse obligations; capitalized research and development costs; and such other similar items as DFS may from time to time determine in DFS' sole discretion; (iii) 'Debt' means all of Dealer's liabilities and indebtedness for borrowed money of any kind and nature whatsoever, whether direct or indirect, absolute or contingent, and including obligations under capitalized leases, guaranties or with respect to which Dealer has pledged assets to secure performance, whether or not direct recourse liability has been assumed by Dealer;
         (iv)   'Subordinated   Debt'  means  all  of  Dealer's  Debt  which  is
         subordinated to the payment of Dealer's liabilities to DFS by an agreement in form and substance satisfactory to DFS; and (v) 'Current Tangible Assets' means Dealer's current assets less, to the extent otherwise included therein, all Intangibles. The foregoing terms will be determined in accordance with generally accepted accounting principles consistently applied, and, if applicable, on a consolidated basis."



      Dealer waives notice of DFS' acceptance of this addendum.



      All other terms and provisions of the AWF and BFA, to the extent not inconsistent with the foregoing, are ratified and remain unchanged and in full force and effect.



      IN WITNESS WHEREOF, Dealer and DFS have executed this Addendum on this 27th day of February, 1998.



                                                Allstar Systems, Inc.



ATTEST:_______________________                  ________________________________
                                                By:

                                                Title:

      Secretary



                                                 DEUTSCHE FINANCIAL SERVICES
                                                 CORPORATION




                                                ________________________________
                                                By:

                                                Title:

                                           LETTER OF DIRECTION







March          , 1998





Deutsche Financial Services Corporation

4747 W Lincoln Highway Suite 200

Matteson, IL 60443



Re: Letter of Direction



Gentlemen:



We hereby authorize and direct Deutsche Financial Services Corporation ("DFS") to pay to IBM Credit Corporation ("Lender") the sum of $_______________________, which shall be an additional amount of the outstanding indebtedness owed to DFS under our Business Financing Agreement with DFS (the "Agreement"). The above amount represents the total sum now outstanding under our financing relationships with Lender that Lender has advanced to us against our accounts receivable.



We further affirm that by DFS' payment made hereunder, DFS will obtain a first and priority security interest in all of the applicable collateral described in the Agreement or any other agreement between us, and that we will pay DFS therefor under the terms and conditions of the Agreement and any other written agreement between us. We realize that we may not set off any credits that we may now have or have in the future from Lender against any or all of the amount we owe DFS.



Sincerely,









Allstar Systems, Inc.

By:

Print Name:  Donald R. Chadwick

Title: Chief Financial Officer

February 27, 1998

Southwest Bank of Texas
5 Post Oak Park
4400 Post Oak Parkway
Houston, Texas 77027


Gentlemen:

This letter will serve as your authorization to operate Lockbox No. 4346, Dept 523 ("Lockbox") under which remittance checks from our customers will be presented and collected for the benefit of Deutsche Financial Services Corporation, with an office located at 3075 Highland Parkway, Suite 600, Downers Grove, IL 60515 ("DFS"). We have therefore requested our customers to forward their remittances to our company addressed to Lockbox No. P.O. Box 4346, Dept. 523 , Houston, Texas 77210-4346 , beginning on February 27, 1998.

In the event of any conflict between this letter and the terms of that certain Contingent Blocked Account Agreement of even date herewith among DFS, the undersigned and you, the terms and provisions of such Contingent Blocked Account Agreement shall prevail.

The receivables in the form of remittances that will be sent to the Lockbox have been assigned to DFS. We have rented this Lockbox in our name and your representatives are hereby deputied as our agents to have unrestricted and exclusive access to such Lockbox for the purpose of collecting the mail therein and processing the remittance for the benefit of DFS.

You are further authorized to open a special checking account No. 133329 ("Account") in which you will deposit all checks from the Lockbox which are accepted hereunder for collection. The Account is to be designated as the "Special Collection Account of Allstar Systems, Inc." The Account is to be "blocked" in favor of DFS so that the only disbursements to be made against the Account will be in favor of DFS.

It is our understanding that you will:

     l. Have your employees collect such mail as our agents at times which coincide with the mail schedules from the areas being serviced.

     2. Endorse any checks and any other evidences of payments which are contained in such mail and appear to be for deposit to our credit when received at your bank in our name for DFS' benefit.

     3. Date any undated checks as of the date received.

     4. Maintain a record of the checks received, so that duplicate photographs can be made, should the need arise.

     5. Provide a daily remittance package to us consisting of the following:

            a.  Validated deposit slip.
            b.  Adding machine tape detailing the deposits.
            c.  Photocopy of each check.
            d.  Papers or documents which accompany payment.
            e.  Envelopes which contain only correspondence.
            f. Checks which are not deposited for any of the reasons listed below.

     6. Mail to us all checks on which the numeric amounts differ and on which the correct amount cannot be determined from the accompanying documents and mail a copy of such checks to DFS at its above specified office.

     7. Not endorse checks which do not bear the drawer's signature and do not indicate the drawer's identity, unless the drawer is identified by the face of the check, in which case, you shall process the check by affixing a stamped impression requesting the drawee bank to contact the drawer for authority to pay.

     8. Forward a copy of the monthly statements relating to the Lockbox and Account to DFS at the above-specified address or as DFS may from time to time direct.

It is also understood that you are acting in connection with the Lockbox and the Account solely as trustee of an express trust for the benefit of DFS so that you have no interest in any remittances sent to, or any funds contained within, the Lockbox and the Account, all of which interest is and shall be DFS'. In connection therewith, and notwithstanding any provision of any depository agreement relating to any funds within the Lockbox and the Account, or any other right otherwise arising, you have waived any right which you have or may have from time to time to apply any funds or remittances in the Lockbox and the Account to the payment of any present or future indebtedness of us to you.

Any returned items or service charges relating to the Lockbox and the Account are to be charged to our regular checking account No. 133213.

From time to time remittance checks or vouchers may carry a printed phrase to the effect that such checks represent "Payment in Full" (or words of similar import). We understand that you will inspect all such remittance checks, that you will send to us for disposition any such checks which bear such a phrase, but we agree that you shall have no liability in the event that you should process any check bearing such phraseology.

Please confirm your agreement to the terms and conditions set forth above by executing and returning the copy of this letter provided. In that regard, you understand that such copy will be delivered to DFS for its acknowledgment of the terms and conditions of this letter and that the agreement with you, as set forth in the preceding paragraphs, may not be revoked or amended without their written consent.

Very truly yours,



By:
Title: Chief Financial Officer

(Date)
Page 3

                                             ACKNOWLEDGEMENT

The undersigned hereby acknowledges receipt of the above letter, and hereby accepts the terms and provisions thereof and agrees to be bound thereby and subject thereto, on this day of , 19 .


ATTEST:                                                (Name of Bank)


By:_______________________________

Title:______________________________


                                 ACKNOWLEDGEMENT

The undersigned hereby acknowledges receipt of the above letter, and hereby accepts the terms and provisions thereof and agrees to be bound thereby and subject thereto, on this day of , 19 .


ATTEST:                                 DEUTSCHE FINANCIAL SERVICES CORPORATION



By:__________________________________

Title:_________________________________

              PAYDOWN ADDENDUM TO BUSINESS FINANCING AGREEMENT AND
                        AGREEMENT FOR WHOLESALE FINANCING

      This Addendum is made to (i) that certain Business Financing Agreement executed on the 27th day of February, 1998, between Allstar Systems, Inc. ("Dealer") and Deutsche Financial Services Corporation ("DFS"), as amended ("BFA") and (ii) that certain Agreement for Wholesale Financing between Dealer and DFS dated February 27, 1998, as amended ("AWF").

      FOR VALUE RECEIVED, DFS and Dealer agree that Section 3.2 of the BFA is hereby amended to read as follows, and, to the extent applicable, the following provision shall also amend the AWF (capitalized terms shall have the same meaning as defined in the BFA unless otherwise indicated):


         "3.2 Available Credit; Paydown. On receipt of each Schedule, DFS will credit Dealer with such amount as DFS may deem advisable up to the remainder of eighty-five percent (85%) of the net amount of eligible Accounts listed in such Schedule, minus the amount of Dealer's SPP Deficit (as defined below) under Dealer's Agreement for Wholesale Financing (the 'AWF') with DFS as in effect from time to time (the 'Available Credit').

         Dealer's 'SPP Deficit' shall mean the amount, if any, by which Dealer's total current outstanding indebtedness to DFS under the AWF as of the date of the Inventory Report (as defined below) exceeds the Inventory Value (as defined below) as determined by, and as of the date of, the Inventory Report. Such SPP Deficit, if any, will remain in effect for purposes of this Agreement until the preparation and delivery by Dealer to DFS of a new Inventory Report. Dealer will forward to DFS by the 15th day of every month, or more frequently at Dealer's and/or DFS' option, an Inventory Report dated as of the last day of the prior month which specifies the total aggregate wholesale invoice price of all of Dealer's inventory financed by DFS under the AWF that is unsold and in Dealer's possession and control as of the date of the Inventory Report.

         The term Inventory Value is defined herein to mean one hundred percent (100%) of the total aggregate wholesale invoice price of all of Dealer's inventory financed by DFS under the AWF that is unsold and in Dealer's possession and control as of the date of the Inventory Report, excluding therefrom any inventory which DFS determines has significantly depreciated in value or is otherwise ineligible for inclusion in such calculation, and to the extent that DFS has a first priority, fully perfected security interest therein.

         In addition, if Dealer's outstanding loans under Dealer's accounts receivable credit facility as set forth in Section 2.1 of this Agreement at any time exceed Dealer's Available Credit, Dealer will immediately pay to DFS an amount not less than the difference between
         (i) Dealer's outstanding loans under Dealer's accounts receivable credit facility as set forth in Section 2.1 of this Agreement, and (ii) Dealer's Available Credit.

         Furthermore, as an amendment to the AWF, in the event Dealer's SPP Deficit exceeds at any time (a) eighty-five percent (85%) of the net amount of Dealer's eligible Accounts, minus (b) Dealer's outstanding loans under Dealer's accounts receivable credit facility as set forth in Section 2.1 of this Agreement, Dealer will immediately pay to DFS, as a reduction of Dealer's total current outstanding indebtedness to DFS under the AWF, the difference between (i) Dealer's SPP Deficit, and
         (ii) (a) eighty-five percent (85%) of the net amount of Dealer's eligible Accounts minus (b) Dealer's outstanding loans under Dealer's accounts receivable credit facility as set forth in Section 2.1 of this Agreement. DFS will loan Dealer, on request, such amount so credited or a part thereof as requested provided that at no time will such outstanding loans exceed Dealer's maximum accounts receivable credit facility as set forth in Section 2.1 of this Agreement. No advances or loans need be made by DFS if Dealer is in Default."


         All other terms and provision of the BFA and AWF, to the extent consistent with the foregoing, are hereby ratified and will remain unchanged and in full force and effect.

         IN WITNESS WHEREOF, Dealer and DFS have both read this Paydown Addendum to the Business Financing Agreement and Agreement for Wholesale Financing, understand all the terms and provisions hereof and agree to be bound thereby and subject thereto as of this 27th day of February, 1998.


                              ALLSTAR SYSTEMS, INC.

Attest:

                                             By:________________________________

                                             Title:_____________________________
                                                               Secretary


                                             DEUTSCHE FINANCIAL SERVICES
CORPORATION


                                             By:________________________________

                                             Title:_____________________________

February 27, 1998

Allstar Systems, Inc.
6401 Southwest Freeway
Houston, TX 77074

Re:  Financing Agreements

Gentlemen:

Deutsche Financial Services Corporation ("DFS") and Allstar Systems, Inc. ("Dealer") are parties to that certain Business Financing Agreement dated as of February 27, 1998 and that certain Agreement for Wholesale Financing dated as of February 27, 1998 (as amended from time to time, collectively the "Agreements"). Capitalized terms used but not defined herein shall have the meanings given them in the Business Financing Agreement.

The Agreements are hereby amended to provide that notwithstanding anything therein to the contrary, Dealer shall maintain a ratio of its average quarterly outstanding indebtedness to DFS under the AWF (determined in accordance with the provisions of the next paragraph hereof), to its Average Contract Balance for any such quarter, of no less than to Two to One (2.0:1.0). In the event Dealer is not in compliance with such ratio, DFS shall have the right to request Dealer's agreement to a new, higher interest rate for application to any advances under the Accounts Receivable Facility.

Dealer's average quarterly outstanding indebtedness to DFS under the AWF for purposes hereof shall be equal to the arithmetic average of Dealer's outstanding indebtedness to DFS under the AWF on last day of each month within such quarter.

Except as amended hereby, the terms and conditions of the Agreements are hereby ratified and shall remain in full force and effect.

Please indicate your acceptance and agreement to the terms and provisions hereof by signing where indicated below.

DEUTSCHE FINANCIAL SERVICES CORPORATION


By: ______________________________
Name:_____________________________
Title:____________________________

Accepted and agreed to:

ALLSTAR SYSTEMS, INC.

By: ______________________________
Name:_____________________________
Title:____________________________
Date:_____________________________

                                              Exhibit 10.27

                                 LEASE AGREEMENT

                                     Between

                           STONELAKE ASSOCIATES, LTD.,

                                  as Landlord,


                                       and

                      PHONEWORKS, INC., DBA ONEPHONE CALL,

                                   as Tenant,


                 Covering approximately 2,700 gross square feet
                    of the Building known (or to be known) as


                                   STONELAKE 3


                                   located at


                        4030 BRAKER LANE WEST, SUITE 310


                               AUSTIN, Texas 78758

STANDARD INDUSTRIAL LEASE AGREEMENT
TRAMMELL CROW COMPANY - (AUS/91)
                                           Approximately 2,700 gross square feet
                                                4030 Braker Lane West, Suite 310
                                                            Austin, Texas  78758
                                                                   (Stonelake 3)

                                 LEASE AGREEMENT

THIS LEASE AGREEMENT is made and entered into by and between Stonelake Associates, Ltd., hereinafter referred to as "Landlord," and Phoneworks, Inc. d/b/a OnePhone Call, hereinafter referred to as "Tenant."

          I. [missing]

          I. [missing]

          I. [missing]

          I. [missing]

               A. [portion missing]

as used herein shall not include loading docks. Tenant shall immediately give Landlord written notice of defect or need for repairs, after which Landlord shall have reasonable opportunity to effect such repairs or cure such defect.

               A. Tenant's Share of Common Area Charges. Tenant agrees to pay its Proportionate Share of he cost of (i) maintenance and/or landscaping (including both maintenance and replacement of landscaping) of any property that is a part of the Building and/or the Project; (ii) operating, maintaining and repairing any property, facilities or services (including without limitation utilities and insurance therefor) provided for the use or benefit of Tenant or the common use or benefit of Tenant and other lessees of the Project or the Building; and (iii) an administrative fee of fifteen percent (15) of all common area maintenance charges.

          I. TENANT'S REPAIRS.

               A. Maintenance of Premises and Appurtenances. Tenant, at its own cost and expense, shall (i) maintain all parts of the Premises and promptly make all necessary repairs and replacements to the Premises (except those for which Landlord is expressly responsible hereunder), and (ii) keep the parking areas, driveways and alleys surrounding the Premises in a clean and sanitary condition. Tenant's obligation to maintain, repair and make replacements to the Premises shall cover, but not be limited to, pest control (including termites), trash removal and the maintenance, repair and replacement of all HVAC, electrical, plumbing, sprinkler and other mechanical systems.

               A. Parking. Tenant and its employees, customers, and licensees shall have the right to use only its Proportionate Share of any parking areas that have been designated for such use by Landlord in writing, subject to (i) all rules and regulations promulgated by Landlord and (ii) rights of ingress and egress of other lessees. Landlord shall not be responsible for enforcing Tenant's parking rights against any third parties, and Tenant expressly does not have the right to tow or obstruct improperly parked vehicles. Tenant agrees not to park on any public streets or private roadways adjacent to or in the vicinity of the Premises.

               A. System Maintenance. Tenant, at its own cost and expense, shall enter into a regularly scheduled preventive maintenance/service contract with a maintenance contractor approved by Landlord for servicing all hot water, heating and air conditioning systems and equipment within the Premises. The service contract must include all services suggested by the equipment manufacturer and its operations/maintenance manual and must become effective within thirty (30) days of the date Tenant takes possession of the Premises.

               A. Option to Maintain Premises. Landlord reserves the right to perform, in whole or in part and without notice to Tenant, maintenance, repairs and replacements to the Premises, paving, common area, landscape, exterior painting, common sewage line plumbing and any other items that are otherwise Tenant's obligations under this Paragraph 5, in which event, Tenant shall be liable for its Proportionate Share of the cost and expense of such repair, replacement, maintenance and other such items.

          I. ALTERATIONS. Tenant shall not make any alterations, additions or improvements to the Premises without the prior written consent of Landlord. Tenant, at its own costs and expense, may erect such shelves, bins, machinery and trade fixtures as it desires, provided that (i) such items do not alter the basic character of the Premises or the Building, (ii) such items do not over load or damage same, (iii) such items may be removed without injury to the Premises, and (iv) the construction, erection or installation thereof complies with all applicable governmental laws, ordinances, regulations and with Landlord's specifications and requirements. Tenant shall be responsible for compliance with The Americans With Disabilities Act of 1990. Without implying any consent of Landlord thereto, all alterations, additions, improvements and partitions erected by Tenant shall be and remain the property of Tenant during the term of this Lease. All shelves, bins, machinery and trade fixtures installed by Tenant shall be removed on or before the earlier to occur of the day of termination or expiration of this Lease or vacating the Premises, at which time Tenant shall restore the Premises to their original condition. All alterations, installations, removals and restorations shall be performed in a good and workmanlike manner so as not to damage or alter the primary structure or structural qualities of the Building or other improvements situated on the Premises or of which the Premises are a part.

          I. SIGNS. Any signage Tenant desires for the Premises shall be subject to Landlord's written approval and shall be submitted to Landlord prior to the Commencement Date of this Lease. Tenant shall repair, paint and/or replace the Building fascia surface to which its signs are attached upon Tenant's vacating the Premises or the removal or alteration of its signage. Tenant shall not, without Landlord's prior written consent, (i) make any changes to the exterior of the Premises, such as painting; (ii) install any exterior lights, decorations, balloons, flags, pennants or banners; or (iii) erect or install any signs, windows or door lettering, placards, decorations or advertising media of any type which can be viewed from the exterior of the Premises. All signs, decorations, advertising media, blinds, draperies and other window treatment or bars or other security installations visible from outside the Premises shall conform in all respects to the criteria established by Landlord or shall be otherwise subject to Landlord's prior written consent.

          I. UTILITIES. Landlord agrees to provide normal water and electricity service to the Premises. Tenant shall pay for all water, gas, heat, light, power, telephone, sewer, sprinkler charges and other utilities and services used on or at the Premises, together with any taxes, penalties, surcharges or the like pertaining to the Tenant's use of the Premises and any maintenance charges for utilities. Landlord shall have the right to cause any of said services to be separately metered to Tenant, at Tenant's expense. Tenant shall pay its pro rata share, as reasonably determined by Landlord, of all charges for jointly metered utilities. Landlord shall not be liable for any interruption or failure of utility service on the Premises, and Tenant shall have no rights or claims as a result of any such failure. In the event water is not separately metered to Tenant, Tenant agrees that it will not use water and sewer capacity for uses other than normal domestic restroom and kitchen usage, and Tenant further agrees to reimburse Landlord for the entire amount of common water and sewer costs as additional rental if, in fact, Tenant uses water or sewer capacity for uses other than normal domestic restroom and kitchen uses without first obtaining Landlord's written permission, including but not limited to the cost for acquiring additional sewer capacity to service Tenant's excess sewer use.
Furthermore, Tenant agrees in such event to install at its own expense a submeter to determine Tenant's usage.

          I. INSURANCE.

               A. Landlord's Insurance. Subject to reimbursement under Paragraph 2C herein, Landlord shall maintain insurance covering the Building in an amount not less than eighty percent (80%) of the "replacement cost" thereof, insuring against the perils of fire, lighting, extended coverage, vandalism and malicious mischief.

               A. Tenant's Insurance. Tenant, at its own expense, shall maintain during the term of this Lease a policy or policies of workers' compensation and comprehensive general liability insurance, including personal injury and property damage, with contractual liability endorsement, in the amount of Five Hundred Thousand Dollars ($500,000.00) for property damage and One Million Dollars ($1,000,000.00) per occurrence and One Million Dollars ($1,000,000.00) in the aggregate for personal injuries or deaths of persons occurring in or about the Premises. Tenant, at its own expense, shall also maintain during the term of this Lease fire and extended coverage insurance covering the replacement cost of (i) all alterations, additions, partitions, and improvements installed or placed on the Premises by Tenant or by Landlord on behalf of Tenant; and (ii) all of Tenant's personal property contained within the Premises. Said policies shall (i) name the Landlord as an additional insured and insure Landlord's contingent liability under or in connection with this Lease (except for the workers' compensation policy, which instead shall include a waiver of subrogation endorsement in favor of Landlord); (ii) shall be issued by an insurance company which is acceptable to Landlord; and (iii) provide that said insurance shall not be cancelled unless thirty (30) days prior written notice has been given to landlord. Said policy or policies or certificates thereof shall be delivered to Landlord by Tenant on or before the Commencement Date and upon each renewal of said insurance.

               A. Prohibited Uses. Tenant will not permit the Premises to be used for any purpose or in any manner that would (i) void the insurance thereon,
(ii) increase the insurance risk or cost thereof, or (iii) cause the disallowance of any sprinkler credits; including without limitation, use of the Premises for the receipt, storage or handling of any product, material or merchandise that is explosive or highly inflammable. If any increase in the cost of any insurance on the Premises or the Building is caused by Tenant's use of the Premises or because Tenant vacates the Premises, then Tenant shall pay the amount of such increase to Landlord upon demand therefor.

          I. FIRE AND CASUALTY DAMAGE.

               A. Total or Substantial Damage and Destruction. If the Premises or the Building should be damaged or destroyed by fire or other peril, Tenant shall immediately give written notice to Landlord of such damage or destruction. If the Premises or the Building should be totally destroyed by any peril covered by the insurance to be provided by Landlord under Paragraph 9A above, or if they should be so damaged thereby that, in Landlord's estimation, rebuilding or repairs cannot be completed within one hundred eighty (180) days after the date of such damage or after such completion there would not be enough time remaining under the terms of this Lease to fully amortize such rebuilding or repairs, then this Lease shall terminate and the rent shall be abated during the unexpired portion of this Lease, effective upon the date of the occurrence of such damage.

               A. Partial Damage or Destruction. If the Premises or the Building should be damaged by any peril covered by the insurance to be provided by Landlord under paragraph 9A above and, in Landlord's estimation, rebuilding or repairs can be substantially completed within one hundred eighty (180) days after the date of such damage, then this Lease shall not terminate and Landlord shall substantially restore the Premises to its previous condition, except that Landlord shall not be required to rebuild, repair or replace any part of the partitions, fixtures, additions and other improvements that may have been constructed, erected or installed in or about the Premises for the benefit of, by or for Tenant.

               A. Lienholders' Rights in Proceeds. Notwithstanding anything herein to the contrary, in the event the holder of any indebtedness secured by a mortgage or deed of trust covering the Premises requires hat the insurance proceeds be applied to such indebtedness, then Landlord shall have the right to terminate this Lease by delivering written notice of termination to Tenant within fifteen (15) days after such requirement is made known to Landlord by any such holder, whereupon all rights and obligations hereunder shall cease and terminate.

               A. Waiver of Subrogation. Notwithstanding anything in this Lease to the contrary, Landlord and Tenant hereby waive and release each other of and from any and all rights of recovery, claims, actions or causes of action against each other, or their respective agents, officers and employees, for any loss or damage that may occur to the Premises, improvements to the Building or personal property (Building contents) within the Building and/or Premises, for any reason regardless of cause or origin. Each party to this Lease agrees immediately after execution of this Lease to give written notice of the terms of the mutual waivers contained in this subparagraph to each insurance company that has issued to such party policies of fire and extended coverage insurance and to have the insurance policies properly endorsed to provide that the carriers of such policies waive all rights of recovery under subrogation or otherwise against the other party.

          I. LIABILITY AND INDEMNIFICATION. Except for any claims, rights of recovery and causes of action that Landlord has released, Tenant shall hold Landlord harmless from and defend Landlord against any and all claims or liability for any injury or damage (i) to any person or property whatsoever occurring in, on or about the Premises or any part thereof, the Building and/or other common areas, the use of which Tenant may have in accordance with this Lease, if (and only if) such injury or damage shall be caused in whole or in part by the act, neglect, fault or omission of any duty by Tenant, its agents, servants, employees or invitees; (ii) arising from the conduct or management of any work done by the Tenant in or about the Premises; (iii) arising from transactions of the Tenant; and (iv) all costs, counsel fees, expenses and liabilities incurred in connection with any such claim or action or proceeding brought thereon. The provisions of this Paragraph 11 shall survive the expiration or termination of this Lease. Landlord shall not be liable in any event for personal injury or loss of Tenant's property caused by fire, flood, water leaks, rain, hail, ice, snow, smoke, lightning, wind, explosion, interruption of utilities or other occurrences. Landlord strongly recommends that Tenant secure Tenant's own insurance in excess of the amounts required elsewhere in this Lease to protect against the above occurrences if Tenant desires additional coverage for such risks. Tenant shall give prompt notice to Landlord of any significant accidents involving injury to persons or property. Furthermore, Landlord shall not be responsible for lost or stolen personal property, equipment, money or jewelry from the Premises or from the public areas of the Building or the Project, regardless of whether such loss occurs when the area is locked against entry. Landlord shall not be liable to Tenant or Tenant's employees, customers or invitees of any damages or losses to persons or property caused by any Leases in the Building or the Project, or for any damages or losses caused by theft, burglary, assault, vandalism, or other crimes. Landlord strongly recommends that Tenant provide its own security systems and services and secure Tenant's own insurance in excess of the amounts required elsewhere in this Lease to protect against the above occurrences if Tenant desires additional protection or coverage for such risks. Tenant shall give Landlord prompt notice of any criminal or suspicious conduct within or about the Premises, the Building or the Project and/or any personal injury or property damage caused thereby. Landlord may, but is not obligated to, enter into agreements with third parties for the provision, monitoring, maintenance and repair of any courtesy patrols or similar services or fire protective systems and equipment and, to the extent same is provided at Landlord's sole discretion, Landlord shall not be liable to Tenant for any damages, costs or expenses which occur for any reason in the event any such system or equipment is not properly installed, monitored or maintained or any such services are not properly provided. Landlord shall use reasonable diligence in the maintenance of existing lighting, if any, in the parking garage or parking areas servicing the Premises, and Landlord shall not be responsible for additional lighting or any security measures in the Project, the Premises, the parking garage or other parking areas.

          I. USE. The Premises shall be used only for the purpose of receiving, storing, shipping and selling (other than retail) products, materials and merchandise made and/or distributed by Tenant and for such other lawful purposes as may be directly incidental thereto. Outside storage, including without
limitation  storage  of  trucks  and  other  vehicles,   is  prohibited  without
Landlord's prior written consent. Tenant shall comply with all governmental laws, ordinances and regulations applicable to the use of the Premises and shall promptly comply with all governmental orders and directives for the correction, prevention and abatement of nuisances in, upon or connected with the Premises, all at Tenant's sole expense. Tenant shall not permit any objectionable or unpleasant odors, smoke, dust, gas, noise or vibrations to emanate from the Premises, nor take any other action that would constitute a nuisance or would disturb, unreasonably interfere with or endanger Landlord or any other lessees of the Building or the Project.

          I. HAZARDOUS WASTE. The term "Hazardous Substances," as used in this Lease, shall mean pollutants, contaminants, toxic or hazardous wastes, radioactive materials or any other substances, the use and/or the removal of which is required or the use of which is restricted, prohibited or penalized by any "Environmental Law," which term shall mean any federal, state or local statute, ordinance, regulation or other law of a governmental or quasi-governmental authority relating to pollution or protection of the environment or the regulation of the storage or handling of Hazardous Substances. Tenant hereby agrees that: (i) no activity will be conducted on the Premises that will produce any Hazardous Substances, except for such activities that are part of the ordinary course of Tenant's business activities (the "Permitted Activities"), provided said Permitted Activities are conducted in accordance with all Environmental Laws and have been approved in advance in writing by Landlord and, in connection therewith, Tenant shall be responsible for obtaining any required permits or authorizations and paying any fees and providing any testing required by any governmental agency; (ii) the Premises will not be used in any manner for the storage of any Hazardous Substances, except for the temporary storage of such materials that are used in the ordinary course of Tenant's business (the "Permitted Materials"), provided such Permitted Materials are properly stored in a manner and location meeting all Environmental Laws and have been approved in advance in writing by Landlord, and, in connection therewith, Tenant shall be responsible for obtaining any required permits or authorizations and paying any fees and providing any testing required by any governmental agency; (iii) no portion of the Premises will be used as a landfill or a dump; (iv) Tenant will not install any underground tanks of any type; (v) Tenant will not allow any surface or subsurface conditions to exist or come into existence that constitute, or with the passage of time may constitute, a public or private nuisance; and (vi) Tenant will not permit any Hazardous Substances to be brought onto the Premises, except for the Permitted Materials, and if so brought or found located thereon, the same shall be immediately removed, with proper disposal, and all required clean-up procedures shall be diligently undertaken by Tenant at its sole cost pursuant to all Environmental Laws. Landlord and Landlord's representatives shall have the right but not the obligation to enter the Premises for the purpose of inspecting the storage, use and disposal of any Permitted Materials to ensure compliance with all
Environmental Laws. Should it be determined, in Landlord's sole opinion, that any Permitted Materials are being improperly stored, used or disposed of, then Tenant shall immediately take such corrective action as requested by Landlord. Should Tenant fail to take such corrective action within twenty-four (24) hours, Landlord shall have the right to perform such work and Tenant shall reimburse Landlord, on demand, for any and all costs associated with said work. If at any time during or after the term of this Lease, the Premises is found to be contaminated with Hazardous Substances, Tenant shall diligently institute proper and thorough clean-up procedures, at Tenant's sole cost. Tenant agrees to indemnify and hold Landlord harmless from all claims, demands, actions, liabilities, costs, expenses, damages, penalties and obligations of any nature arising from or as a result of any contamination of the Premises with hazardous Substances, or otherwise arising from the use of the Premises by Tenant. The foregoing indemnification and the responsibilities of Tenant shall survive the termination or expiration of this Lease.

          I. INSPECTION. Landlord's agents and representatives shall have the right to enter the Premises at any reasonable time during business hours (or at any time in case of emergency) (i) to inspect the Premises, (ii) to make such repairs as may be required or permitted pursuant to this Lease, and/or (iii) during the last six (6) months of the Lease term, for the purpose of showing the Premises. In addition, Landlord shall have the right to erect a suitable sign on the Premises stating the Premises are available for Lease. Tenant shall notify Landlord in writing at least thirty (30) days prior to vacating the Premises and shall arrange to meet with Landlord for a joint inspection of the Premises prior to vacating. If Tenant fails to give such notice or to arrange for such inspection, then Landlord's inspection of the Premises shall be deemed correct for the purpose of determining Tenant's responsibility for repairs and restoration of the Premises.

          I. ASSIGNMENT AND SUBLETTING. Tenant shall have the right to sublet, assign or otherwise transfer or encumber this Lease, or any interest therein, without the prior written consent of Landlord. Any attempted assignment, subletting, transfer or encumbrance by Tenant in violation of the terms and covenants of this paragraph shall be void. Any assignee, sublessee or transferee of Tenant's interest in this Lease (all such assignees, sublessees and transferees being hereinafter referred to as "Transferees"), by assuming Tenant's obligations hereunder, shall assume liability to Landlord for all amounts paid to persons other than Landlord by such Transferees to which Landlord is entitled or is otherwise in contravention of this Paragraph 15. No assignment, subletting or other transfer, whether or not consented to be Landlord or permitted hereunder, shall relieve Tenant of its liability under this Lease. If an Event of Default occurs while the Premises or any part thereof are assigned or sublet, then Landlord, in addition to any other remedies herein provided or provided by law, may collect directly from such Transferee all rents payable to the Tenant and apply such rent against any sums due Landlord hereunder. No such collection shall be construed to constitute a novation or a release of Tenant from the further performance of Tenant's obligations hereunder. If Landlord consents to any subletting or assignment by Tenant as hereinabove provided and any category of rent subsequently received by Tenant under any such sublease is in excess of the same category of rent payable under this Lease, or any additional consideration is paid to Tenant by the assignee under any such assignment, then Landlord may, at its option, declare such excess rents under any sublease or such additional consideration for any assignment to be due and payable by Tenant to Landlord as additional rent hereunder. The following shall additionally constitute an assignment of this Lease by Tenant for the purposes of this Paragraph 15: (i) if Tenant is a corporation, any merger, consolidation, dissolution or liquidation, or any change in ownership or power to vote of thirty percent (30%) or more of Tenant's outstanding voting stock; (ii) if Tenant is a partnership, joint venture or other entity, any liquidation, dissolution or transfer of ownership of any interests totaling thirty percent (30%) or more of the total interests in such entity; (iii) the sale, transfer, exchange, liquidation or other distribution of more than thirty percent (30%) of Tenant's assets, other than this Lease; or (iv) the mortgage, pledge, hypothecation or other encumbrance of or grant of a security interest by Tenant in this Lease, or of any of Tenant's rights hereunder.

          I. CONDEMNATION. If more than eighty percent (80%) of the Premises are taken for any public or quasi-public use under governmental law, ordinance or regulation, or by right of eminent domain or private purchase in lieu thereof, and the taking prevents or materially interferes with the use of the remainder of the Premises for the purpose for which they were leased to Tenant, then this Lease shall terminate and the rent shall be abated during the unexpired portion of this Lease, effective on the date of such taking. If less than eighty percent (80%) of the Premises are taken for any public or quasi-public use under any governmental law, ordinance or regulation, or by right of eminent domain or private purchase in lieu thereof, or if the taking does not prevent or materially interfere with the use of the remainder of the Premises for the purpose for which they were leased to Tenant, then this Lease shall not terminate, but the rent payable hereunder during the unexpired portion of this Lease shall be reduced to such extent as may be fair and reasonable under all of the circumstances. All compensation awarded in connection with or as a result of any of the foregoing proceedings shall be the property of Landlord, and Tenant hereby assigns any interest in any such award to Landlord; provided, however, Landlord shall have no interest in any award made to Tenant for loss of business or goodwill or for the taking of Tenant's trade fixtures and personal property, if a separate award for such items is made to Tenant.

          I. HOLDING OVER. At the termination of this Lease by its expiration or otherwise, Tenant shall immediately deliver possession of the Premises to Landlord with all repairs and maintenance required herein to be performed by Tenant completed. If, for any reason, Tenant retains possession of the Premises after the expiration or termination of this Lease, unless the parties hereto otherwise agree in writing, such possession shall be deemed to be a tenancy at will only, and all of the other terms and provisions of this Lease shall be applicable during such period, except that Tenant shall pay Landlord from time to time, upon demand, as rental for the period of such possession, an amount equal to one and one-half (1 1/2) times the rent in effect on the date of such termination of this Lease, computed on a daily basis for each day of such period. No holding over by Tenant, whether with or without consent of Landlord, shall operate to extend this Lease except as otherwise expressly provided. The preceding provisions of this Paragraph 17 shall not be construed as consent for Tenant to retain possession of the Premises in the absence of written consent thereto by Landlord.

          I. QUIET ENJOYMENT. Landlord represents that it has the authority to enter into this Lease and that, so long as Tenant pays all amounts due hereunder and performs all other covenants and agreements herein set forth, Tenant shall peaceably and quietly have, hold and enjoy the Premises for the term hereof without hindrance or molestation from Landlord, subject to the terms and provisions of this Lease.

          I. EVENTS OF DEFAULT. The following events (herein individually referred to as an "Event of Default") each shall be deemed as a default in or breach of Tenant's obligations under this Lease:

               A. Tenant shall fail to pay any installment of the rent herein reserved when due, or any other payment or reimbursement to Landlord required herein when due, and such failure shall continue for a period of five (5) days from the date such payment was due.

               A. Tenant shall (i) vacate or abandon all or a substantial portion of the Premises (ii) fail to continuously operate its business at the Premises for the permitted use set forth herein, in either event whether or not Tenant is in default of the rental payments due under this Lease.

               A. Tenant shall fail to discharge any lien placed upon the Premises in violation of Paragraph 22 hereof within twenty (20) days after any such lien or encumbrance is filed against the Premises.

               A. Tenant shall default in the performance of any of its obligations under any other lease to Tenant from Landlord, or from any person or entity affiliated with or related to Landlord, and same shall remain uncured after the lapsing of any applicable cure periods provided for under such other lease.

               A. Tenant shall fail to comply with any term, provision or covenant of this Lease (other than those listed above in this paragraph) and shall not cure such failure within twenty (20) days after written notice thereof from Landlord.

          I. REMEDIES. Upon each occurrence of an Event of Default, Landlord shall have the option to pursue any one or more of the following remedies without any notice or demand:

                    1. Terminate this Lease;

                    1. Enter upon and take  possession  of the Premises  without terminating this Lease;

                    1. Make such payments and/or take such action and pay and/or perform whatever Tenant is obligated to pay or perform under the terms of this Lease, and Tenant agrees that Landlord shall not be liable for any damages resulting to Tenant from such action; and/or

                    1. Alter  all  locks  and  other  security  devices  at  the
                       Premises, with or without terminating this Lease, and pursue, at Landlord's option, one or more remedies pursuant to this Lease, and Tenant hereby expressly agrees that Landlord shall not be required to provide to Tenant the new key to the Premises, regardless of hour, including Tenant's regular business hours; and in any such event Tenant shall immediately vacate the Premises, and if Tenant fails to do so, Landlord without waiving any other remedy it may have, may enter upon and take possession of the Premises and expel or remove Tenant and any other person who may be occupying such Premises or any part thereof, without being liable for prosecution or any claim of damages therefore. In the event of any violation of Section 93.002 of the Texas Property Code by Landlord or by any agent or employee of Landlord, Tenant hereby expressly waives any and all rights Tenant may have under Paragraph (g) of such Section 93.002.

               A. Damages Upon Termination. If Landlord terminates this Lease at Landlord's option, Tenant shall be liable for and shall pay to Landlord the sum of all rental and other payments owed to Landlord hereunder accrued to the date of such termination, plus, as liquidated damages, an amount equal to (i) the present value of the total rental and other payments owed hereunder for the remaining portion of the Lease term, calculated as if such term expired on the date set forth in Paragraph 1, less (ii) the present value of the then fair market rental for the Premises for such period, provided that, because of the difficulty of ascertaining such value and in order to achieve a reasonable estimate of liquidated damages hereunder, Landlord and Tenant stipulate and agree, for the purposes hereof, that such fair market rental shall in no event exceed seventy-five percent (75%) of the rental amount for such period set forth in Paragraph 2 above.

               A. Damages Upon Repossession. If Landlord repossesses the Premises without terminating this Lease, Tenant, at Landlord's option, shall be liable for and shall pay Landlord on demand all rental and other payments owed to Landlord hereunder, accrued to the date of such repossession, plus all amounts required to be paid by Tenant to Landlord until the date of expiration of the term as stated in Paragraph 1, diminished by all amounts actually received by Landlord through reletting the Premises during such remaining term (but only to the extent of the rent herein reserved). Actions to collect amounts due by Tenant to Landlord under this paragraph may be brought from time to time, on one or more occasions, without the necessity of Landlord's waiting until expiration of the Lease term.

               A. Costs of Reletting, Removing, Repairs and Enforcement. Upon an Event of Default, in addition to any sum provided to be paid under this Paragraph 20, Tenant also shall be liable for and shall pay to Landlord (i) brokers' fees and all other costs and expenses incurred by Landlord in connection with reletting the whole or any part of the Premises; (ii) the costs of removing, storing or disposing of Tenant's or any other occupant's property;
(iii) the costs of repairing, altering, remodeling or otherwise putting the Premises into condition acceptable to a new tenant or tenants' (iv) any and all costs and expenses incurred by Landlord in effecting compliance with Tenant's obligations under this Lease; and (v) all reasonable expenses incurred by Landlord in enforcing or defending Landlord's rights and/or remedies hereunder, including without limitation all reasonable attorneys' fees and all court costs incurred in connection with such enforcement or defense. B. Late Charge. In the event Tenant fails to make any payment due hereunder within five (5) days after such payment is due, including without limitation any rental or escrow payment, in order to help defray the additional cost to Landlord for processing such payments and not as interest, Tenant shall pay to Landlord on demand a late charge in an amount equal to five percent (5%) of such payment. The provision for such late charge shall be in addition to all of the Landlord's other rights and remedies hereunder or at law, and shall not be construed as liquidated damages or as limiting Landlord's remedies in any manner.

               A. Interest on Past Due Amounts. If Tenant fails to pay any sum which at any time becomes due to Landlord under any provision of this Lease as and when the same becomes due hereunder, and such failure continues for ten (10) days after the due date for such payment, then Tenant shall pay to Landlord interest on such overdue amounts from the date due until paid at an annual rate which equals the lesser of (i) eighteen percent (18%) or (ii) the highest rate then permitted by law.

               A. No Implied Acceptance or Waivers. Exercise by Landlord of any one or more remedies hereunder granted or otherwise available shall be deemed to be an acceptance by Landlord of Tenant's surrender of the Premises, it being understood that such surrender can be effected only by the written agreement of Landlord. Tenant and Landlord further agree that forbearance by Landlord to enforce any of its rights under this Lease or at law or in equity shall not be a waiver of Landlord's rights to enforce any one or more of its rights, including any right previously forborne, in connection with any existing or subsequent default. No re-entry or taking possession of the Premises by Landlord shall be construed as an election on its part to terminate this Lease, unless a written notice of such intention is given to Tenant, and, notwithstanding any such reletting or re-entry or taking possession of the Premises, Landlord may at any time thereafter elect to terminate this Lease for a previous default. Pursuit of any remedies hereunder shall not preclude the pursuit of any other remedy herein provided or any other remedies provided by law, nor shall pursuit of any remedy herein provided constitute a forfeiture or waiver of any rent due to Landlord hereunder or of any damages occurring to Landlord by reason of the violation of any of the terms, provisions and covenants contained in this Lease. Landlord's acceptance of any rent following an Event of Default hereunder shall not be construed as Landlord's waiver of such Event of Default. No waiver by Landlord of any violation or breach of any of the terms, provisions and covenants of this Lease shall be deemed or construed to constitute a waiver of any other violation or default.

               A. Reletting of Premises. In the event of any termination of this Lease and/or repossession of the Premises for an Event of Default, Landlord shall use reasonable efforts to relet the Premises and to collect rental after reletting, with no obligation to accept any lessee that Landlord deems undesirable or to expend any funds in connection with such reletting or collection of rents therefrom. Tenant shall not be entitled to credit for reimbursement of any proceeds of such reletting in excess of the rental owed hereunder for the period of such reletting. Landlord may relet the whole or any portion of the Premises, for any period, to any tenant and for any use or purpose.

               A. Landlord's Default. If Landlord fails to perform any of its obligations hereunder within thirty (30) days after written notice from Tenant specifying such failure, Tenant's exclusive remedy shall bean action for damages. Unless and until Landlord fails to so cure any default after such notice. Tenant shall not have any remedy or cause of action by reason thereof. All obligations of Landlord hereunder will be construed as covenants, not conditions; and all such obligations will be binding upon Landlord only during the period of its possession of the premises and not thereafter. The term "Landlord" shall mean only the owner, for the time being, of the Premises and, in the event of the transfer by such owner of its interest in the Premises, such owner shall thereupon be released and discharged from all covenants and obligations of the Landlord thereafter accruing, provided that such covenants and obligations shall be binding during the Lease term upon each new owner for the duration of such owner's ownership. Notwithstanding any other provision of this Lease, Landlord shall not have any personal liability hereunder. In the event of any breach or default by Landlord in any term or provision of this Lease, Tenant agrees to look solely to the equity or interest then owned by Landlord in the Premises or the Building; however, in no event shall any deficiency judgment or any money judgment of any kind be sought or obtained against any Landlord.

          A. Tenant's Personal Property. If Landlord repossesses the Premises pursuant to the authority herein granted, or if Tenant vacates or abandons all or any part of the Premises, then, in addition to Landlord's rights under paragraph 27 hereof, Landlord shall have the right to (i) keep in place and use, or (ii) remove and store, all of the furniture, fixtures and equipment at the Premises, including that which is owned by or leased to Tenant, at all times prior to any foreclosure thereon by Landlord or repossession thereof by any lessor thereof or third party having a lien thereon. In addition to the Landlord's other rights hereunder, Landlord may dispose of the stored property if Tenant does not claim the property within ten (10) days after the date the property is stored. Landlord shall give Tenant at least ten (10) days prior written notice of such intended disposition. Landlord shall also have the right to relinquish possession of all or any portion of such furniture, fixtures, equipment and other property to any person ("Claimant") who presents to Landlord a copy of any instrument represented by Claimant to have been executed by Tenant (or any predecessor of Tenant) granting Claimant the right under various circumstances to take possession of such furniture, fixtures, equipment or other property, without the necessity on the part of Landlord to inquire into the authenticity or legality of said instrument. The rights of Landlord herein stated shall be in addition to any and all other rights that Landlord has or may hereafter have at law or in equity, and Tenant stipulates and agrees that the rights granted Landlord under this paragraph are commercially reasonable.

          I. MORTGAGES. Tenant accepts this Lease subject and subordinate to any mortgages and/or deeds of trust now or at any time hereafter constituting a lien or charge upon the Premises or the improvements situated thereon or the Building, provided, however, that if the mortgagee, trustee or holder of any such mortgage or deed of trust elects to have Tenant's interest in this Lease superior to any such instrument, then by notice to Tenant from such mortgagee, trustee or holder, this Lease shall be deemed superior to such lien, whether this Lease was executed before or after said mortgage or deed of trust. Tenant, at any time hereafter on demand, shall execute any instruments, releases or other documents that may be required by any mortgagee, trustee or holder for the purpose of subjecting and subordinating this Lease to the lien of any such mortgage. Tenant shall not terminate this Lease or pursue any other remedy available to Tenant hereunder for any default on the part of Landlord without first giving written notice by certified or registered mail, return receipt requested, to any mortgagee, trustee or holder of any such mortgage or deed of trust, the name and post office address of which Tenant has received written notice, specifying the default in reasonable detail and affording such mortgagee, trustee or holder a reasonable opportunity (but in no event less than thirty (30) days) to make performance, at its election, for and on behalf of Landlord.

          I. MECHANIC'S LIENS. Tenant has no authority, express or implied, to create or place any lien or encumbrance of any kind or nature whatsoever upon, or in any manner to bind, the interest of Landlord or Tenant in the Premises. Tenant will save and hold Landlord harmless from any and all loss, cost or expense, including without limitation attorneys' fees, based on or arising out of asserted claims or liens against the leasehold estate or against the right, title and interest of the Landlord in the Premises or under the terms of this Lease.

          I. MISCELLANEOUS.

               A. Interpretation. The captions inserted in this Lease are for convenience only and in no way define, limit or otherwise describe the scope or intent of this Lease, or any provisions hereof, or in any way affect the interpretation of this Lease. Any reference in this Lease to rentable area shall mean the gross rentable area as determined by the roofline of the building in question.

               A. Binding Effect. Except as otherwise herein expressly provided, the terms, provisions and covenants and conditions in this Lease shall apply to, inure to the benefit of and be binding upon the parties hereto and upon their respective heirs, executors, personal representatives, legal representatives, successors and assigns. Landlord shall have the right to transfer and assign, in whole or in part, its rights and obligations in the Premises and in the Building and other property that are the subject of this Lease.

               A. Evidence of Authority. Tenant agrees to furnish to Landlord, promptly upon demand, a corporate resolution, proof of due authorization by partners or other appropriate documentation evidencing the due authorization of such party to enter into this Lease.

               A. Force Majeure. Landlord shall not be held responsible for delays in the performance of its obligations hereunder when caused by material shortages, acts of God, labor disputes or other events beyond the control of Landlord.

               A. Payments Constitute Rent. Notwithstanding anything in this Lease to the contrary, all amounts payable by Tenant to or on behalf of Landlord under this Lease, whether or not expressly denominated as rent, shall constitute rent.

               A. Estoppel Certificates. Tenant agrees, from time to time, within ten (10) days after the request of Landlord, to deliver to Landlord or Landlord's designee, an estoppel certificate stating that this Lease is in full force and effect, the date to which rent has been paid, the unexpired term of this Lease, any defaults existing under this Lease (or the absence thereof) and such other factual or legal matters pertaining to this Lease as may be requested by Landlord. It is understood and agreed that Tenant's obligation to furnish such estoppel certificates in a timely fashion is a material inducement for Landlord's execution of this Lease.

               A. Entire Agreement. This Lease constitutes the entire understanding and agreement of Landlord and Tenant with respect to the subject matter of this Lease, and contains all of the covenants and agreements of Landlord and Tenant with respect thereto. Landlord and Tenant each acknowledge that no representations, inducements, promises or agreements, oral or written, have been made by Landlord or Tenant, or anyone acting on behalf of Landlord or Tenant, which are not contained herein, and any prior agreements, promises, negotiations or representations not expressly set forth in this Lease are of no force or effect. EXCEPT AS SPECIFICALLY PROVIDED IN THIS LEASE, TENANT HEREBY WAIVES THE BENEFIT OF ALL WARRANTIES, EXPRESS OR IMPLIED, WITH RESPECT TO THE PREMISES, INCLUDING WITHOUT LIMITATION ANY IMPLIED WARRANTY THAT THE PREMISES ARE SUITABLE FOR ANY PARTICULAR PURPOSE. Landlord's agents and employees do not and will not have authority to make exceptions, changes or amendments to this Lease, or factual representations not expressly contained in this Lease. Under no circumstances shall Landlord or Tenant be considered an agent of the other. This Lease may not be altered, changed or amended except by an instrument in writing signed by both parties hereto.

               A. Survival of Obligations. All obligations of Tenant hereunder not fully performed as of the expiration or earlier termination of the term of this Lease shall survive the expiration or earlier termination of the term hereof, including without limitation all payment obligations with respect to taxes and insurance and all obligations concerning the condition and repair of the Premises. Upon the expiration or earlier termination of the term hereof, and prior to Tenant vacating the Premises, Tenant shall pay to Landlord any amount reasonably estimated by Landlord as necessary to put the Premises in good condition and repair, reasonable wear and tear excluded, including without limitation, the cost of repairs to and replacements of all heating and air conditioning systems and equipment therein. Tenant shall also, prior to vacating the Premises, pay to Landlord the amount, as estimated by Landlord, of Tenant's obligation hereunder for real estate taxes and insurance premiums for the year in which the Lease expires or terminates. All such amounts shall be used and held by Landlord for payment of such obligations of Tenant hereunder, with Tenant being liable for any additional costs therefore upon demand by Landlord, or with any excess to be returned to Tenant after all such obligations have been determined and satisfied, as the case may be. Any Security Deposit held by Landlord may, at Landlord's option, be credited against any amounts due from Tenant under this Paragraph 23H.

               A. Severability of Terms. If any clause or provision of this Lease is illegal, invalid or unenforceable under present or future laws effective during the term of this Lease, then, in such event, it is the intention of the parties hereto that the remainder of this Lease shall not be affected thereby, and it is also the intention of the parties to this Lease that in lieu of each clause or provision of this Lease that is illegal, invalid or unenforceable, there be added, as part of this Lease, a clause or provision as similar in terms to such illegal, invalid or unenforceable clause or provision as may be possible and be legal, valid and enforceable.

               A. Effective Date. All references in this Lease to "the date hereof" or similar references shall be deemed to refer to the last date, in point of time, on which all parties hereto have executed this Lease.

               A. Brokers' Commission. Tenant represents and warrants that it has dealt with and will deal with no broker, agent or other person in connection with this transaction or future related transactions and that no broker, agent or other person brought about this transaction, and Tenant agrees to indemnify and hold Landlord harmless from and against any claims by any broker, agent or other person claiming a commission or other form of compensation by virtue of having dealt with Tenant with regard to this leasing transaction.

               A. Ambiguity. Landlord and Tenant hereby agree and acknowledge that this Lease has been fully reviewed and negotiated by both Landlord and Tenant, and that Landlord and Tenant have each had the opportunity to have this Lease reviewed by their respective legal counsel, and, accordingly, in the event of any ambiguity herein, Tenant does hereby waive the rule of construction that such ambiguity shall be resolved against the party who prepared this Lease.

               A. Joint Several Liability. If there be more than one Tenant, the obligations hereunder imposed upon Tenant shall be joint and several. If there be a guarantor of Tenant's obligations hereunder, the obligations hereunder imposed upon Tenant shall be joint and several obligations of Tenant and such guarantor, and Landlord need not first proceed against Tenant before proceeding against such guarantor, nor shall any such guarantor be released from its guaranty for any reason whatsoever, including, without limitation, in case of any amendments hereto, waivers hereof or failure to give such guarantor any notices hereunder.

               A. Third Party Rights. Nothing herein expressed or implied is intended, or shall be construed, to confer upon or give to any person or entity, other than the parties hereto, any right or remedy under or by reason of this Lease.

               A. Exhibits and Attachments. All exhibits, attachments, riders and addenda referred to in this Lease, and the exhibits listed herein below and attached hereto, are incorporated into this Lease and made a part hereof for all intents and purposes as if fully set out herein. All capitalized terms used in such documents shall, unless otherwise defined therein, have the same meanings as are set forth herein.

               B. Applicable Law. This Lease has been executed in the State of Texas and shall be governed in all respects by the laws of the State of Texas. It is the intent of Landlord and Tenant to conform strictly to all applicable state and federal usury laws. All agreements between Landlord and Tenant, whether now existing or hereafter arising and whether written or oral, are hereby expressly limited so that in no contingency or event whatsoever shall the amount contracted for, charged or received by Landlord for the use, forbearance or retention of money hereunder or otherwise exceed the maximum amount which Landlord is legally entitled to contract for, charge or collect under the applicable state or federal law. If, from any circumstance whatsoever, fulfillment of any provision hereof at the time performance of such provision shall be due shall involve transcending the limit of validity prescribed by law, then the obligation to be fulfilled shall be automatically reduced to the limit of such validity, and if from any such circumstance Landlord shall ever receive as interest or otherwise an amount in excess of the maximum that can be legally collected, then such amount which would be excessive interest shall be applied to the reduction of rent hereunder, and if such amount which would be excessive interest exceeds such rent, then such additional amounts shall be refunded to Tenant.

          I. NOTICES. Each provision of this instrument or if any applicable governmental laws, ordinances, regulations and other requirements with reference to the sending, mailing or delivering of notice of the making of any payment by Landlord to Tenant or with reference to the sending, mailing or delivering of any notice or the making of any payment by Tenant to Landlord shall be deemed to be complied with when and if the following steps are taken:

          (i) All rent and other payments required to be made by Tenant to Landlord hereunder shall be payable to Landlord at the address for Landlord set forth below or at such other address as Landlord may specify from time to time by written notice delivered in accordance herewith. Tenant's obligation to pay rent and any other amounts to Landlord under the terms of this Lease shall not be deemed satisfied until such rent and other amounts have been actually received by Landlord.

          (ii) All payments required to be made by Landlord to Tenant hereunder shall be payable to Tenant at the address set forth below, or at such other address within the continental United States as Tenant may specify from time to time by written notice delivered in accordance herewith.

          (iii) Except as expressly provided herein, any written notice, document, or payment required or permitted to be delivered hereunder shall be deemed to be delivered when received or, whether actually received or not, when deposited in the United States Mail, postage prepaid, Certified or Registered Mail, addressed to the parties hereto at the respective addresses set out below, or at such other address as they have theretofore specified by written notice delivered in accordance herewith.

          I.  ADDITIONAL  PROVISIONS.   See  Exhibit  "C"  attached  hereto  and
incorporated herein by reference. II. LANDLORD'S LIEN. In addition to any statutory lien for rent in Landlord's favor, Landlord shall have and Tenant hereby grants to Landlord a continuing security interest in all rentals and other sums of money which may become due under this Lease from Tenant, all goods, equipment, fixtures, furniture, inventory, and other personal property of Tenant now or hereafter situated at, on or within the real property described in EXHIBIT "A" attached hereto and incorporated herein by reference, and such property shall not be removed therefrom without the consent of Landlord, except in the ordinary course of Tenant's business. In the event any of the foregoing described property is removed from the Premises in violation of the covenant in the preceding sentence, the security interest shall continue in such property and all proceeds and products, regardless of location. Upon an Event of Default hereunder by Tenant, in addition to all of Landlord's other rights and remedies, Landlord shall have all rights and remedies under the Uniform Commercial Code, including without limitation the right to sell the property described in this paragraph at public or private sale at any time after ten (10) days prior notice by Landlord. Tenant hereby agrees to execute such other instruments deemed by Landlord as necessary or desirable under applicable law to perfect more fully the security interest hereby created. Landlord and Tenant agree that this Lease and security agreement and EXHIBIT "A" attached hereto serves as a financing statement and that a copy, photograph or other reproduction of this portion of this Lease may be filed of record by Landlord and have the same force and effect as the original. This security agreement and financing statement also covers fixtures located at the Premises subject to this Lease and legally described in EXHIBIT "A" attached hereto, and all rents or other consideration received by or on behalf of Tenant in connection with any assignment of Tenant's interest in this Lease or any sublease of the Premises or any part thereof, and, therefore, may also be filed for record in the appropriate real estate records.

         EXECUTED BY LANDLORD, this _______ of ________________, 19______.

                          STONELAKE ASSOCIATES, LTD.:

                          By:  Crow-Gottesman-Hill #23, General Partner
                          By:  Trammell Crow Central Texas, Inc., Agent



                          By:   Andrew R. Pastor
                          Title:   Vice President
Attest/Witness            Address:  c/o Trammell Crow Central Texas, Inc.
                          301 Congress Avenue, Suite 1300, Austin, Tx  78701
Title:

         EXECUTED BY TENANT, this _____ day of ___________, 19_____.


                           PHONEWORKS, INC., DBA ONEPHONE CALL:



                           By:   Kenneth J. Hardor
                           Title:   President
Attest/Witness             Address:  11130 Jollyville Rd. #1000
                           Austin, Tx  78759
Title:


EXHIBIT "A"       -        Description of Premises
EXHIBIT "C"       -        Additional Provisions

                                               EXHIBIT "A"



BUILDING:                                   Stonelake #3

LEGAL DESCRIPTION:                  James Rogers Survey #19, Abstract 659

ADDRESS:                            4030 Braker Lane West
                                            Austin, Texas  78759



[DIAGRAM OF BRAKER LANE]

                                   EXHIBIT "C"

                              ADDITIONAL PROVISIONS

INTERIOR IMPROVEMENTS

Tenant shall accept the premises in its current "as is" condition and shall be responsible for all interior improvements. These improvements must comply with Trammell crow Company's standard specifications (see Standards and Specifications for Office/Warehouse Buildings) and all applicable governmental regulations. Prior to beginning construction of any such improvements, Tenant shall submit architectural drawings of the proposed improvements to Landlord and shall obtain Landlord's written consent to begin construction.

TENANT FINISH ALLOWANCE

Tenant shall pay all costs of improvements in the demised premises. After completion of such improvements, Tenant shall provide Landlord with invoices for all work performed. At the end of the lease term, Landlord shall pay one-half of cost of such improvements up to a maximum of four thousand fifty and 00/100 Dollars ($4,050.00) plus interest at eight percent (8%), i.e., if the Tenant finish cost of Tenant prior to occupancy is ten thousand and 00/100 Dollars ($10,000), the Landlord would owe Tenant four thousand five hundred forty five and 40/100 Dollars ($4,545.40) at the end of the thirtieth month ($4,050 maximum amortized at 8% interest for 2.5 years).

RENEWAL OPTION

Provided no Event of Default exists, Tenant may renew the Lease for one additional period of thirty months (30) on the same terms provided in the Lease, (except as set forth below), by delivering written notice of the exercise thereof to Landlord not later than one hundred twenty days (120) before the expiration of the Term.

The Basic Rental payable for each month during each such extended Term shall be as follows:

                                             30 Month Option
                                    Months           Base Rental Rate
                                    1-6                       $.75NNN
                                    7-30                      $.80NNN

These amounts shall be in addition to property taxes, common area maintenance, and insurance.

If Tenant exercises this renewal option, at the end of tush renewal option (61st month of the overall lease term), Landlord shall pay one-half the amount of the cost of Tenant improvements as delineated in Exhibit C, Tenant Finish Allowance. This amount shall not be in excess of four thousand and fifty and 00/100 Dollars ($4,050.00) and shall accrue interest at an eight percent (8%) interest rate commencing at the date such improvements are made, i.e.: If tenant finish cost prior to initial tenant occupancy (prior to 1st month of occupancy) was nine thousand and 00/100 Dollars ($9,000.00), the Landlord would owe tenant four thousand nine hundred eighty four and 32/100 Dollars ($4,984.32) ($4,050.00 maximum at 8% interest rate for 61 months).

                                               EXHIBIT "C"

[DIAGRAM OF DRIVE UP RAMP]

                                               EXHIBIT "C"


Changes to suite 305:

1. Addition of Eleven (11) five foot (5') dry wall partitions anchored to floor.

2. Move door from inside room to hallway.

3. Remove room in warehouse and replace new wall and door.

                                                       X-O-SPEC Corporation
                                                                  SubLessor



                        By:
                                                  Alan K. Harder, Vice President


                                                                   TRICOHO, Ltd.
                          Palm Springs Co., a Texas Corporation, General Partner
                                                                          Lessor




                        By:
                                                   Sarah Puckett, Vice President


                                                          Allstar Systems, Inc.,
                                                                       SubLessee


                        By:
                               Frank Cano, Sr. Vice President, Branch Operations

                               WAIVER OF LIABILITY


The undersigned acknowledges and agrees that neither the Trammell Crow Company nor its agent, Trammell Crow Central Texas, Ltd., nor the owner, or their partners, affiliates, agents, employees, successors or assigns shall be liable for claims, property damage or loss which may be sustained by the undersigned or their personal representative or dependents, whether or not caused in whole or in part by the active or passive actions of The Owner/Owens, Trammell Crow Company, Trammell crow Central Texas, Ltd., or their partners, affiliates, agents, employees successors, or assigns or any cause whatsoever. In this regard, the undersigned hereby agrees to assume all risk of such occurrences and to hold Trammell Crow Company, Trammell Crow Central Texas, Ltd., The Owner/Owners, or their partners, affiliates, agents, employees, successors or assigns harmless and indemnify and defend same against any and all claims, liabilities, damages, liens and expenses (including, without limitation, reasonable attorney's fees) arising directly or indirectly from any such occurrences. Allstar Systems, Inc. will self perform all work in Exhibit "C."



Signature                                                              Date




Printed Name

                                               EXHIBIT "A"

BUILDING:                                   Stonelake #3

LEGAL DESCRIPTION:                  James Rogers Survey #19, Abstract 659

ADDRESS:                            4030 Braker Lane West, Suite 305
                                            Austin, Texas  78759



[DIAGRAM OF SUBLEASE SPACE, BRAKER LANE]

                                               EXHIBIT "A"


BUILDING:                                   Stonelake #3

LEGAL DESCRIPTION:                  James Rogers Survey #19, Abstract 659

ADDRESS:                            4030 Braker Lane West, Suites 310 and 320
                                            Austin, Texas  78759



[DIAGRAM OF EXISTING 2,700 S.F. SPACE AND NEW 4,991 S.F. SPACE]

                                            SUBLEASE AGREEMENT

         This Sublease is made this __ day of _____________ , 19 at Travis or Williamson County, Texas by and between X.O. Spec Corporation, (herein, "Sublessor"), and Allstar Systems, Inc., (herein, "Sublessee").

         Sublessor is the Lessee under that certain lease, (the "Main Lease"), by and between TRICOHO, Ltd. a Texas limited partnership, as Landlord, (herein, "Lessor"), and X.O. Spec Corporation, as Tenant, (herein "Sublessor"), executed on or about January 28, 1994, for the premises described in the Main Lease, (herein, "Leased Premises"), a true and correct copy of which Main Lease is attached hereto as Exhibit "B" and incorporated herein by this reference.

         In consideration of the mutual promises contained herein, Sublessor hereby subleases the Leased Premises to Sublessee, subject to the terms of the Main Lease, and subject further to the provisions of this Sublease Agreement, as follows:

                  1. Sublessee hereby agrees to abide by and observe all the terms, covenants and conditions of the Main Lease.

                  2. The term of this Sublease shall be for a term of twenty-four (24) months, commencing on August 11, 1997, and ending August 10, 1999, provided, however, that this Sublease shall sooner terminate upon the termination for any cause whatsoever of the Main lease.

                  3. Insofar as the provisions of the Main Lease do not conflict with the specific provisions of this Sublease Agreement, they and each of them are incorporated into this Sublease as if fully completely rewritten herein, and Sublessee agrees to be bound to the Sublessor by all the terms of the Main Lease (and applicable rights therein) and to assume towards Sublessor and perform all the obligations and responsibilities that Sublessor, by the Main Lease, assumes towards the Lessor, except for the payment of rent by Sublessee to Sublessor, which is governed by Paragraph 4 herein. Sublessee and Sublessor further agree to indemnify and hold harmless one another from any claim or liability under the Main Lease. The relationship between Sublessee and Sublessor shall be the same as that between Sublessor and Lessor under the Main Lease.

                  4. Sublessee agrees to pay Sublessor, as rent for the Leased Premises, the sum of two thousand one hundred sixty and 00/100 dollars ($2,160.00), per month, payable in advance on the 1st day of each calendar month during the term of this Sublease. In addition, Sublessee agrees to pay to Sublessor monthly escrow deposits for Tenant Costs as described in Section 2.C. of the Main Lease, payable in advance on the first day of each calendar month during the term of this Sublease. The first monthly installment of $2,807.19 for Base Rent of $2,160.00 and Tenant Costs of $647.19 as set forth above shall be due and payable on the date hereof.

                  5. The following events shall be deemed to be events of default by Sublessee under this Sublease: any events of default by Sublessee, listed as events of default by Tenant set forth in the Main Lease, or any default in the provisions of this Sublease Agreement. Upon the occurrence of any such events of default, and in addition to any other available remedies provided by law or in equity, Sublessor shall have all remedies granted to Lkessor in the Main Lease

                  6. Upon execution of this Sublease, Sublessee shall deposit with Sublessor the sum of two thousand one hundred sixty and 00/100 Dollars ($2,160.00), as a security deposit to be held by Sublessor pursuant to the provisions of the Main Lease.

                  7. Time is of the essence of this Sublease, and each and all the terms hereof.

                  8. Any notice or other communication required or permitted to be given under this Sublease or under the Main Lease shall be in writing and shall be deemed to be delivered on the date it is hand delivered to the party to whom such notice is given, at the address set forth below, or if such notice is mailed, on the date on which it is deposited in the United States Mail, postage prepaid, certified or registered mail, return receipt requested, addressed to the party to whom such notice is directed, at the address set forth below:

If to Sublessor:
         Mr. Ken J. Harder
         X.O. Spec Corporation
         4030 W. Braker Lane, Suite 310
         Austin, Texas. 78768

If to Sublessee:
         Mr. Frank Cano
         Allstar Systems, Inc.
         4030 W. Braker Lane, Suite 305
         Austin, Texas 78768

                  9. Sublessee shall have no right to assign or sublet any interest in this Sublease without first obtaining the written consent of the Lessor and Sublessor, which consent may or may not be granted by the Lessor or Sublessor in their reasonable opinion, judgment or discretion, which shall not be unreasonably withheld

                  10. Sublessor shall have no liability to Sublessee for any wrongful action or default on the part of Lessor pursuant to the terms of the Main Lease, and Sublessee hereby agrees to look solely to Lessor in event of any such default, the liability and obligations of Sublessor being solely pursuant to the terms and conditions of this Sublease Agreement.

                  11. Sublessor shall agree to pay, at its sole cost, to have the walls of the demised sublease premises painted. Sublessor shall have the HVAC and electrical systems in good working order prior to Lease Commencement. After that, Sublessee shall accept the sublease premises in its current "as is" condition and shall be responsible for all interior improvements. These improvements must comply with Trammell Crow Company's standard specifications (see Standards and Specifications for Office/Warehouse Buildings) and all applicable governmental regulations. Prior to beginning construction of any such improvements, Tenant shall submit architectural drawings of the proposed improvements to landlord and shall obtain Landlord's and Sublessor's written consent to begin construction, which shall not be unreasonably withheld.

                  12. On or anytime after May 10, 1998 eitber the Sublessor or Sublessee may cancel this Sublease with sixty (60) days written notice to the other party.

                  13. In the event any one or more of the provisions contained in this Sublease Agreement shall for any reason be held invalid illegal, or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision hereof and this agreement shall be construed as if such invalid, illegal or unenforceable provisions had never been contained herein.

                  14. This agreement constitutes the sole and only agreement of the parties hereto and supersedes any prior understandings and written or oral agreements between the parties respecting the subject matter of this Sublease Agreement.

         EXECUTED on the day and year first above written.

SUBLESSOR:                                           SUBLESSEE:
X.O. Spec Corporation, Inc.                          Allstar Systems, Inc.




By:                                                  Printed Name:
Title:                                               Title:


                                            CONSENT BY LESSOR

         TRICOHO, Ltd., a Texas limited partnership, Lessor under the Main Lease referred to in this Sublease Agreement, hereby consents to the foregoing Sublease Agreement, provided that this Sublease in no way modifies or amends the Main Lease, and such consent shall not be construed in any way as a consent to any other sublease of the Premises or assignment of the Lease.

                    LESSOR:
                    TRICOHO, Ltd., a Texas limited partnership
                    By:  Palm Springs Co.,  a Texas Corporation, General Partner



                    Name:  Sarah Puckett
                    Title:  Vice President

ATTACHMENTS

Exhibit "A" - Demised Premises
Exhibit "B" - Main Lease

                                   EXHIBIT "B"
                   FIRST AMENDMENT TO LEASE AGREEMENT BETWEEN
                           STONELAKE ASSOCIATES, LTD.
                 PHONEWORKS, INC. D/B/A ONEPHONE CALL, AS TENANT

To be attached to and form a part of the Lease made the 28th day of January. 1994 (which together with any amendments, modifications and extensions thereof, is hereinafter called the Lease), between Landlord and Tenant, covering a total of 2,700 square feet and located at 4030 Braker Lane West, Suite 310, Austin, Texas, known as Stonelake 3.

          WITNESSETH, that the Lease is hereby extended and renewed for a forty-four (44) months to commence on the 1st day of September, 1996, on condition that Landlord and Tenant comply with all terms, covernants and conditions contained in the Lease. The Tenent shall accept the space in its current "as-is" condition.

          WHEREAS, Tenant needs additional space for its business purposes and Landlord has available an area adjacent hereto.

          NOW, THEREFORE, in consideration of the premises, Landlord and Tenant covenant and agree as follows:

          1. Effective May 1, 1997 April 30, 2000, the demised premises shall contain, in addition to the approximately 2,700 square feet originally demised (the "existing space"), an additional area, hereinafter called the "new space", Suite 320, containing approximately 4,991 square feet adfacent thereto (see Exhibit "A" attached hereto), thus making the aggregate area of the demised premises approximately 7,691 square feet. Tenant shall accept the "new space" in its current "as is" condition and all improvements must comply with Landlord's Standards and Specifications for Office/Warehouse Buildings. Landlord shall provide a tenant finish allowance of up to $23,255.00 to be applied toward actual interior improvements constructed in the new space by Tenant.

          2. Effective September 1, 1996, the monthly base rental shall be set forth below:


                          SQUARE
                         FOOTAGE OF       BASE RENTAL OF     SQUARE FOOTAGE     BASE RENTAL OF       TOTAL BASE
        TERM           EXISTING SPACE     EXISTING SPACE      OF NEW SPACE         NEW SPACE        RENTAL AMOUNT

09/01/96-02/28/97           2,700            $2,025.00             N/A                N/A             $2,025.00

03/01/97-04/30/97           2,700            $2,160.00             N/A                N/A             $2,160.00

05/01/97 - 04/30/2000       2,700            $2,160.00            4,991            $4,765.20          $6,925.20


These amounts shall be in addition to property taxes, common area maintenance, and insurance as provided in the Lease, payable on the first day of each month during the balance of the term.

          3. WITNESSETH that the Lease expressly refers to landlord as Stonelake Associates, Ltd. The landlord's name has been changed to TRICOHO, Ltd., a Texas Limited Partnership. The Lease and all related documents are hereby amended such that all references to "Landlord" or "Stonelake Associates, Ltd." will translate to mean "TRICOHO, Ltd., a Texas Limited Partnership."

          4. WITNESSETH that the Lease expressly refers to Tenant as Phoneworks, Inc. d/b/a OnePhone Call. The Tenant's name has been changed to X.O. Spec Corporation (a C-Corporation). The Lease and all related documents are herey amended such that all references to "Tenant" or "Phoneworks, Inc., d/b/a OnePhone Call" will translate to mean "X. O. Spec Corporation (a C-Corporation)".

          5. Paragraph 9 of the Lease Agreemeut it hereby amended to name the Management Company as an additional insured on all Tenant's Liability Insurance Policies in connection with this Lease.

          6. Commencing May 1, 1997, Paragraph 2.C. shall be amended to include Tenant's proportionate share of management fees as part of Tenant's monthly escrow deposits on total square footage.

          Except as herein and hereby modified and arnended the Agreement of Lease shall remain in full force and effect and all the terms, provisions, covenants and conditions thereof are hereby ratified and confirmed.

DATED AS OF THE ______ DAY OF ______________________, 1997.

WITNESS:                             TRICOHO, Ltd., a Texas Limited Partnership
                                     By:  Palm Springs Co., a Texas Corporation,
                                     General Partner



                                     By:               Sarah Puckett
                                     Title:            Vice President


DATED AS OF THE ___ DAY OF _____________________, 19___.

WITNESS:                             Phoneworks, Inc. d/b/a OnePhone Call



                                     By:      Kenneth J. Harder
                                     Title:   President


[DIAGRAM OF EXISTING 2,700 S.F. SPACE AND NEW 4,991 S.F. SPACE]

                                               Exhibit 21.1



                                   List of Subsidiaries of the Company

Name                                                 State of Incorporation

Stratasoft, Inc                                      Texas

IT Staffing, Inc.                                    Delaware

Allstar Systems Rio Grande, Inc.                     Texas

Exhibit 23.1


INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-09789, on Form S-8, of Allstar Systems, Inc. of our reports dated March 27, 1998, appearing in this Annual Report on Form 10-K of Allstar Systems, Inc. for the year ended December 31, 1997.



Deloitte & Touche LLP

Houston, Texas
March 31, 1998

EXHIBIT 27.1

EXTRACTEDFROM THE CONSOLIDATED FINANCIAL STATEMENTS OF ALLSTAR SYSTEMS, INC. OF

FINANCIAL DATA SCHEDULE


THE FINANCIAL DATA SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION DECEMBER 31, 1994 AND 1995 AND JUNE 30, 1996 (UNAUDITED) AND FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995 AND FOR THE SIX MONTHS ENDED JUNE 30, 1996 (UNAUDITED) AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


                                       YEAR              YEAR             YEAR
FISCAL-YEAR-END                        DEC-31-1995    DEC-31-1996   DEC-31-1997
PERIOD-END                             DEC-31-1995    DEC-30-1996   DEC-31-1997
CASH                                   1,029              229             1,581
SECURITIES                                 0                0                 0
RECEIVABLES                           16,965           16,876            24,540
ALLOWANCES                              (464)            (219)             (249)
INVENTORY                              5,407            4,862             4,700
CURRENT-ASSETS                        23,274           22,684            31,090
PP&E                                   1,703            2,692             3,685
DEPRECIATION                            (717)          (1,048)           (1,672)
TOTAL-ASSETS                          24,266           24,720            33,184
CURRENT-LIABILITIES                   21,542           20,393            18,266
BONDS                                      0                0                 0
PREFERRED-MANDATORY                        0                0                 0
PREFERRED                                  0                0                 0
COMMON                                     2               27                45
OTHER-SE                               2,724            4,327            14,723
TOTAL-LIABILITY-EQUITY                24,266           24,720            33,184
SALES                                 91,085          120,359           129,167
TOTAL-REVENUES                        91,085          120,359           129,167
CGS                                   79,857          104,302           111,126
TOTAL-COSTS                           79,857          104,302           111,126
OTHER-EXPENSES                         9,149           12,284            14,386
LOSS-PROVISION                             0                0                 0
INTEREST-EXPENSE                       1,218            1,183               685
INCOME-PRETAX                            861            2,590             2,970
INCOME-TAX                               342              987             1,126
INCOME-CONTINUING                        519            1,603             1,844
DISCONTINUED                               0                0                 0
EXTRAORDINARY                              0                0                 0
CHANGES                                    0                0                 0
NET-INCOME                               519            1,603             1,844
EPS-PRIMARY                              .19              .60               .52
EPS-DILUTED                              .19              .60               .52

                                               Exhibit 99.1

                                     FINANCIAL STATEMENT SCHEDULE II
                                          ALLSTAR SYSTEMS, INC.
                                    VALUATION AND QUALIFYING ACCOUNTS
                                         AS OF DECEMBER 31, 1997
                                              (In Thousands)


                                                      Balance at  Charges to   Charge to
                                                      Beginning   Costs and      Other       Other          Balance at
                    Description                        of Year     Expenses    Accounts     Changes         End of year

Accumulated provision deducted from related assets on balance sheet:
         Allowance for doubtful accounts receivable:



              1995.................................    $   188     $   353                  $  (77)  (A)
$    464
              1996.................................        464         890                  (1,135)  (A)          219
              1997.................................        219         386      (66)          (290)  (A)          249
         Inventory reserves:
              1995.................................    $   178     $   190
$    368
              1996.................................        368         743                  (1,000)  (A)          111
              1997.................................        111         456                    (551)  (A)           16
Reserves other than those deducted from assets on balance sheet:
         Allowance for doubtful vendor accounts receivable:
              1995.................................    $   150     $   155                  $  (55)  (A)
$    250
              1996.................................        250         119                    (169)  (A)          200
1997       200.....................................    198                      (49)(A)        349

(A) Reductions related to amounts written off.