Form 10-K/A
period 1997-12-31
ALLSTAR SYSTEMS INC
filed 1998-04-29
CIK 1020017

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         NONE

PART III.

         The following items were to be incorporated by reference to the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders but are now being filed by this Amendment on Form 10-K/A to the Company's Annual Report on Form 10-K.

Item 10.      Directors and Executive Officers of the Registrant

Directors of the Registrant

         Listed below are the Directors of the Registrant together with certain information regarding the Directors:


Name, Age, Positions held, Period serving as Director, Principal occupation:

James H. Long - Chairman of the Board, President Chief Executive Officer April, 1983 to present

James H. Long, age 38, is the founder of the Company and has served as Chairman of the Board, Chief Executive Officer and President since the Company's inception in 1983. Prior to founding the Company, Mr. Long served with the United States Navy in a technical position and was then employed by IBM in a technical position.

Donald R. Chadwick, - Director, Chief Financial Officer, Treasurer, Secretary, September 12, 1996 to present.

Donald R. Chadwick, age 54, has been the Chief Financial Officer of the Company since February, 1992. As Chief Financial Officer, his duties include supervision of finance, accounting and controller functions within the Company.

G. Chris Andersen, - Director, July 29,1997 to present

G. Chris Andersen, age 59, is a principal of Andersen, Weinroth & Co., a merchant banking firm founded in 1996. From 1990 through 1995, he was Vice Chairman of Paine Webber Incorporated. Mr. Andersen is also a director of Terex Corporation, a publicly traded company that manufactures construction equipment and truck trailers; Sunshine Mining Company, a publicly traded company engaged in mining; Headway Corporate Resources, Inc., a publicly traded company providing staffing services; and United Waste Systems, Inc., a publicly traded company engaged in waste management.

Richard D. Darrell - Director, July 29, 1997 to present

Richard D. Darrell, age 43, has been President of American Technology Acquisition Corporation, a company specializing in mergers, acquisitions, and divestitures of technology related companies, for the last four years. Prior to that, Mr. Darrell served as President and Chief Executive Officer of Direct Computer Corporation, a computer reseller and distribution company based in Dallas, Texas.


Jack M. Johnson, Jr. - Director, July 29, 1997 to present

Jack M. Johnson, Jr., age 59, has been Managing General Partner of Winterman & Company, a general partnership that owns approximately 25,000 acres of real estate in Texas, which is used in farming, ranching, and oil and gas exploration activities for over five years. Mr. Johnson is also President of Winco Agriproducts, an agricultural products company that primarily processes rice for seed and commercial sale. Mr. Johnson was previously the Chairman of the Board of the Lower Colorado River Authority, the sixth largest electrical utility in Texas, with approximately 1,700 employees and an annual budget of over $400 million. Mr. Johnson was previously Chairman of North Houston Bank, a commercial bank with assets of approximately $75 million. Mr. Johnson currently serves on the board of directors of Houston National Bank, a commercial bank located in Houston, Texas with assets of approximately $100 million; Security State Bank, a commercial bank in Anahuac, Texas with assets of approximately $60 million and Team, Inc. a publicly traded company which provides environmental services for industrial operations.

Donald D. Sykora - Director, July 29, 1997 to present

Donald D. Sykora, age 67, was formerly the President and Chief Operating Officer of Houston Industries, Inc. and is currently attached to the Office of the Chairman of Houston Industries, Inc. with responsibility for special projects. Houston Industries is an international holding company with interests in electric and gas utility companies, including Houston Lighting and Power Co., with over 8,000 employees and annual revenues of over $4 billion. Mr. Sykora currently serves on the board of directors of Powell Industries, Inc., a publicly traded company which manufactures electrical equipment and systems; Pool Energy Services, Inc., a publicly traded company which provides oil and gas well servicing; American Residential Services, Inc., a publicly traded company which provides services for heating, ventilation, air conditioning, plumbing, electrical, and indoor air quality systems, and TransTexas Gas Corporation, a publicly traded producer and marketer of natural gas.

Executive Officers of the Registrant

      The executive officers of the Company serve until resignation or removal by the Board of Directors. The Company's executive officers are as follows:

Name, age, Positions held, Period serving as Executive Officer:

James H. Long  - See Directors of the Registrant.

Donald R. Chadwick - See Directors of the Registrant.

Frank Cano - President, Computer Products Division, September, 1997 to present.

         Frank Cano, age 33, became the President, Computer Products Division for the Company in September, 1997 and is responsible for the management of the Computer Products Division. Prior to that Mr. Cano was Senior Vice President, Branch Operations from July, 1996 to September, 1997, and was responsible for the general management of the Company's branch offices. From June 1992 to June 1996, Mr. Cano was the Branch Manager of the Company's Dallas-Fort Worth office.

Thomas N. McCulley - Vice President, Information Systems, September, 1996 to present,


         Thomas N. McCulley, age 51, has been the Vice President, Information Systems for the Company since July 1996. From January 1992 to June 1996, Mr. McCulley served as the Information Services Director for the Company. He has responsibility for management and supervision of the Company's Management Information Systems.


Shabbir K. Ali -  President, IT Services Division, September, 1996 to present

         Shabbir K. Ali, age 35, has been the President of the IT Services Division since July 1996. From January 1996 to June 1996, Mr. Ali served as Vice President, IT Services Division and between August 1993 and December 1995 as Vice President of Service Operations. Between July 1990 and July 1993 Mr. Ali served as the Company's Operations Manager. Mr. Ali's present responsibilities include the overall management of the Company's IT Services Division.

Michael A. Torigian - President, Telecom Systems Division, September, 1996 to present

         Michael A. Torigian, age 39, has been the President of the Telecom Systems Division since July 1996. Between July 1994 and June 1996 Mr. Torigian served as Vice President, Telecom Systems Division. His current responsibilities include the overall management of the Company's Telecom Systems Division. From July 1992 to May 1994, Mr. Torigian served as Director of Sales for CTWP, Inc., an Austin-based computer, copier and office equipment dealer.

William R. Hennessy - President, Stratasoft, Inc., September, 1996 to present.

         William R. Hennessy, age 39, has served as the President of Stratasoft, Inc., the Company's wholly owned subsidiary that was formed in 1995 to develop and market CTI Software, since joining the Company in January 1996. Mr. Hennessy's responsibilities include the general management of Stratasoft, Inc. From July 1991 to January 1996, Mr. Hennessy was employed by Inter-Tel, Incorporated, a telephone systems manufacturer and sales and service company, where he served as the Director of MIS and the Director of Voice and Data Integration for the central region.

Ronald J. Burger - Chief Operating Officer - Computer Products, January 1998 to present

         Ronald J. Burger, age 51, joined the Company as Chief Operating Officer
- Computer Products in January 1998. His responsibilities include overall management of purchasing, warehousing, inventory control and shipping and receiving of inventory products. Prior to joining the Company, Mr. Burger was Vice President and General Manager for Intelligent Electronics Inc., a computer industry aggregator/distributor from April 1996 to February 1997. Prior to that period Mr. Burger was Vice President of Distribution Logistics for National Computer Distributors, a computer industry distributor, from April 1993 to April 1996. Prior to that time, Mr. Burger was VP Distribution and Logistics for Tech Data Corporation, a computer industry distributor.


Family Relationships

         James H. Long and Frank Cano are brothers-in-law. There are no other family relationships among any of the directors and executive officers of the Company.

Item 11.      Executive Compensation

Summary Compensation Table. The following table reflects compensation for services to the Company for the years ended December 31, 1997. 1996 and 1995 of
(i) the Chief Executive Officer of the Company or (ii) the three most highly compensated executive officers of the Company who were serving as executive officers at the end of 1997 and whose total annual salary and bonus exceeded $100,000 in 1997 (the "Named Executive Officers").

                                                Annual Compensation                                         Long
Term Compensation
                                                                                      Awards                 Payouts

Name and Principal                                    Other Annual   Restricted   Underlying     LTIP       All Other
                                            Bonus     Compensation      Stock
Position              Year     Salary                      (1)         awards     Options     Payouts     Compensation
                                                                                     ($)         ($)

James H. Long         1997      $150,000      -             -             -           -           -             -
CEO (2)               1996      $116,000     $35,000        -             -           -           -             -
                      1995       $40,800    $100,000        -             -           -           -             -

Donald R. Chadwick    1997       $98,458      $1,500        -            $85,716      -           -             -
CFO (3)(4)            1996       $75,000      -             -             -           -           -             -
                      1995       $75,000      -             -             -           -           -             -

Frank Cano (4)(5)     1997       $78,125     $22,297        -             -           -           -
President, Computer   1996       $73,500     $23,125        -             -                       -             -
Products              1995       $66,000      -             -             -           -           -             -

William R. Hennessy   1997       $81,400     $73,880        -             -           -           -             -
President             1996       $74,618     $27,501        -             -           -           -             -
Stratasoft,
Inc. (6)              1995        -           -             -             -           -           -             -

(1) Amounts exclude the value of perquisites and personal benefits because the aggregate amount thereof did not exceed the lesser of $50,000 or 10% of the Named Executive Officer's total annual salary and bonus.

(2) Company has made personal loans to Mr. Long from time to time. See - "Certain Relationships and Related Transactions."

(3) As of December 31, 1997, Mr. Chadwick owned, in the aggregate, 14,286 shares of restricted Common Stock, with an aggregate value of $58,037. These shares will fully vest on July 7, 1999. Dividends, if any, will not be paid on these shares of restricted Common Stock.
(4)  Includes $1,500 as consideration for execution of employment agreements.
(5)  Includes  compensation  based upon attainment of certain  performance goals.
(6)  Includes compensation based upon gross profit realized.

Employee Options

      Under the Company's 1996 Incentive Stock Option Plan shares of the Common Stock may be granted to executive officers and other employees. As of December 31, 1997, 200,300 shares were reserved for outstanding options and 217,200 were reserved and remained available for future grants pursuant to the Incentive Stock Option Plan. During 1997, options to purchase 37,000 shares of Common Stock were granted to the Named Executive Officers under the Incentive Stock Option Plan.

Option Grants in Last Fiscal Year The following table provides information concerning stock options granted to the Named Executive Officers during the year ended December 31, 1997.

                       Number of   Percent of                          Potential Value   Potential Value
                                                                              at                at
                       Shares of     Total                              Assumed Annual    Assumed Annual
                        Common      Options                             Rate of Stock     Rate of Stock
                         Stock     Granted to   Exercise                    Price             Price
                      Underlying   Employees    or base                Appreciation for  Appreciation for
                        Options    in Fiscal     Price     Expiration    Option Term       Option Term
                        Granted       Year     ($/share)      Date            5%               10%

James H. Long              -           -           -           -              -                 -

Donald R. Chadwick         13,000        7.2%       $6.00    07/07/07           $49,054          $124,312

Frank Cano                 16,000        8.9%       $6.00    07/07/07           $60,374          $152,999

William R. Hennessy         8,000        4.4%       $6.00    07/07/07           $30,187           $76,500


Option Exercises and Year-End Option Values

                                                                    Number of             Value of
                                                                    Securities            Unexercised
                                                                    Underlying            In-the-money
                                    Shares                          Unexercised           Options at
                                    Acquired on     Value           Options at            December 31, 1997
Named Executive Officer             Exercise        Realized        December 31, 1997

James H. Long......................              0               0                     0                     0
Donald R. Chadwick.................              0               0                13,000                     0
Frank Cano.........................              0               0                16,000                     0
William R. Hennessy................              0               0                 8,000                     0

      No options were exercisable at December 31, 1997, none were exercised during 1997 and there were no in-the-money unexercised options at December 31, 1997

Director Compensation

      Each director who is not an employee is paid $1,000 per meeting attended and $500 per committee meeting attended plus reasonable out-of-pocket expenses incurred to attend Board or committee meetings. In addition, each non-employee director is entitled to receive stock options pursuant to the Company's
Non-Employee Director Stock Option Plan. Upon his first election to the Board each such director receives options to purchase 5,000 shares and upon each time a director is reelected such director receives options to purchase 2,000 shares commencing with those directors reelected at the Company's 1998 annual meeting of stockholders. All options granted vest immediately. All options granted under the Director Plan will have an exercise price equal to the fair market value of a share of Common Stock on the date of grant and will expire ten years after the date of grant (subject to earlier termination under the Director Plan). Options granted under the Director Plan are subject to early termination on the occurrence of certain events, including ceasing to be a member of the Company's Board (other than by death). Employment Agreements

Each of the executive officers of the Company has entered into an employment agreement (collectively, the "Executive Employment Agreements") with the Company. Under the terms of their respective agreements, Messrs. Long, Chadwick, Cano and Hennessy are entitled to an annual base salary of $150,000, $100,000, $75,000 and $81,408, respectively, plus other bonuses, the amounts and payment of which are within the discretion of the Compensation Committee. The Executive Employment Agreements may be terminated by the Company or by the executive officer's resignation at any time by giving proper notice. The Agreements generally provide that the executive officer will not, for the term of his employment and for a period of either twelve or eighteen months, whichever the case may be, following the end of such executive officer's employment with the Company, compete with the Company, disclose any confidential information of the Company, solicit any of the Company's employees or customers or otherwise interfere with the relations of the Company

Compensation Committee Interlocks and Insider Participation

      None of the members of the Compensation Committee, who are identified in the preceding paragraph, has ever been an employee of the Company nor is there any family relationship between the members of the Compensation Committee and any executive officer.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Management

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company by (i) all directors of the Company, (ii) the chief executive officer and each of the other executive officers, and (iii) all directors and executive officers as a group.


Name of                                                         Amount and Nature of              Percent
Beneficial Owner                                                Beneficial Owner(1)               of Class

James H Long............................................                      2,118,600                47.6%
Donald R. Chadwick......................................                         24,586  (2)               *
Frank Cano..............................................                         10,300  (3)               *
Shabbir K. Ali..........................................                         10,000                    *
Thomas N McCulley.......................................                            300                    *
Donald D. Sykora........................................                          1,000                    *

Directors and executive officers as a group(12 persons).                      2,164,786                48.6%

(1) Beneficial owner of a security includes any person who shares voting or investment power with respect to or has the right to acquire beneficial ownership of such security within 60 days based solely on information provided to the Company.
(2) Includes 14,286 restricted shares and 300 shares owned by his minor children for which Mr. Chadwick disclaims beneficial ownership of the shares owned by his minor children.
(3) Includes 300 shares owned by Mr. Cano's spouse for which Mr. Cano disclaims beneficial ownership. * Indicates less than 1%

Security Ownership of Certain Beneficial Owners

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company by any person known to the Company to be the beneficial owner of more than five percent of any class of Company's voting securities.

Title Of Class   Name  and Address of     Amount and Nature of        Percent
                 Beneficial Owner           Beneficial Owner          of Class

Common Stock     Kennedy Capital Management Inc.     230,000            5.2%
                 10829 Olive Blv.
                 St. Louis, MO 63141

Item 13. Certain Relationships and Related Transactions

The Company has from time to time made payments on behalf of Allstar Equities, Inc. a Texas corporation ("Equities"), wholly-owned by James H. Long, the Company's Chief Executive Officer, and on behalf of Mr. Long, personally for taxes, property and equipment. Effective July 1, 1996, the Company and Mr. Long entered into a promissory note to repay certain advances, which were approximately $173,000 at July 1, 1996, in equal annual installments of principal and interest, from August 1997 through 2001. This note bears interest at 9% per year. Also effective July 1, 1996, the Company and Equities entered into a promissory note whereby Equities would repay the balance of amounts advanced, which were approximately $387,000 at July 1, 1996, in monthly installments of $6,500, including interest, from July 1996 through November 1998 with a final payment of approximately $275,000 due on December 1, 1998. This note bears interest at 9% per year. At December 31, 1997, the Company's receivables from Mr. Long and Equities amounted to approximately $434,000.

     The Company subleases office space from Equities. In 1996, Allstar renewed its office sublease with monthly rental payments of $31,500 in 1997 and $32,000 in 1998, plus certain operating expenses through December 1998. Rental expense under this agreement amounted to approximately $378,000 during the year ended December 31, 1997.

In August 1996, the Company retained an independent real estate consulting firm to conduct a survey of rental rates for facilities in Houston, Texas that are comparable to its Houston headquarters facility. Based upon this survey, and additional consultations with representatives of the real estate consulting firm, the Company believes that the rental rate and other terms of the Company's sublease from Allstar Equities are at least as favorable as those that could be obtained in an arms-length transaction with an unaffiliated third party.


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

10.26 Agreement for Wholesale Financing, Business Financing Agreement           Form 10-K filed Mar.
      and related agreements and correspondence by and between DFS Financia     31, 1998
      Services and Allstar Systems, Inc., dated February 27, 1998

10.27 Sublease Agreement by and between X.O. Spec Corporation and               Form 10-K filed Mar.
      Allstar Systems, Inc. dated May 12, 1997                                  31, 1998

21.1  List of Subsidiaries of the Company.                                      Form 10-K filed Mar.
                                                                                31, 1998

23.1  Independent Auditors' Consent of Deloitte & Touche LLP,.                  Form 10-K filed Mar.
                                                                                31, 1998

27.1  Financial Data Schedule.                                                  Form 10-K filed Mar.
                                                                                31, 1998

99.1  Schedule II Valuation and Qualifying Accounts                             Form 10-K filed Mar.
                                                                                31, 1998

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