Form 10-Q
period 1998-03-31
ALLSTAR SYSTEMS INC
filed 1998-05-15
CIK 1020017

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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

Title                                    Outstanding

Common Stock $.01 par value per share    As of March 31, 1998, 4,454,411 shares
                                         outstanding

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and par value amounts)

                                                       March 31,   December 31,
                                                         1998          1997
                                                      (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents
         Restricted cash                             $       -       $      280

         Cash                                              3,508          1,301
                                                       ---------       --------
              Total cash and cash equivalents              3,508          1,581

     Accounts receivable - trade, net                     20,701         23,759

     Accounts receivable - affiliates                        527            434

     Inventory                                             6,042          4,700

     Deferred taxes                                          212            212

     Other current asset                                     428            404
                                                       ---------      ---------
              Total current assets                        31,418         31,090

Property and equipment                                     2,004          2,013

Other assets                                                 253             81
                                                       ---------     ----------
Total                                                   $ 33,675       $ 33,184
                                                         =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Notes payable                                     $   4,821      $   1,572

     Accounts payable                                     10,290         12,805

     Accrued expenses                                      3,528          3,565

     Income taxes payable                                   (194)            82

     Deferred service revenue                                188            242
                                                       ---------     ----------
              Total current liabilities                   18,633         18,266

     Deferred Credit - Stock warrants                        195            195
                                                       ---------     ----------
Total liabilities                                      $  18,828      $  18,461
                                                         =======        =======

Commitments and contingencies Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000
       shares authorized, no shares issued
     Common stock:
       $.01 par value, 50,000,000 shares authorized,
       4,454,411 and 4,454,411 shares
       issued and outstanding on December
       31, 1997 and March 31, 1998, respectively              45             45
     Additional paid in capital                           10,013         10,013

     Retained earnings                                     4,789          4,665
                                                       ---------     ----------
              Total stockholders' equity                  14,847         14,723
                                                       ---------     ----------
Total                                                    $33,675        $33,184
                                                          ======         ======

                 See notes to consolidated financial statements

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                    Three Months Ended March 31,

                                                            1998         1997
                                                            ----         ----

Total Revenue                                             $ 32,542     $ 26,593

Cost of sales and services                                  27,732       22,762

Gross Profit                                                 4,810        3,831

Selling, general and administrative expenses                 4,576        3,135
                                                          --------     --------
Operating income                                               234          696
                ---------------------------------
Interest expense and other income (net)                         28          289
                                                        ----------    ---------
Income before provision for income taxes                       206          407

Provision for income taxes                                      82          154
                                                        ----------    ---------
Net income                                              $      124   $      253
                                                         =========    =========

Net income per share:
         Basic                                               $0.03        $0.09
                                                              ====         ====
         Diluted                                             $0.03        $0.09
                                                              ====         ====

Weighted average shares outstanding:
         Basic                                           4,454,411    2,675,000
                                                         =========    =========
         Diluted                                         4,457,106    2,675,000
                                                         =========    =========


                 See notes to consolidated financial statements

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                      Three Months  Three Months
                                                         ended           ended
                                                        March 31,      March 31,
                                                          1998            1997

Net income                                            $    124        $    253

Adjustments to reconcile net income to net cash
     provided by (used in) operating activities
     Gain of disposal of assets                            ---             ---

     Depreciation and amortization                         167             125

     Deferred taxes                                        ---             ---

Changes in assets and liabilities that provided (used) cash:
     Accounts receivable - trade, net                    3,058            (676)

     Accounts receivable - affiliates                      (93)           (119)

     Inventory                                          (1,342)           (272)

     Other current assets                                  (24)            ---

     Other assets                                         (177)            (40)
     Accounts payable                                   (2,515)          1,896

     Accrued expenses                                      (37)            (71)

     Income taxes payable                                 (276)            136

     Deferred service revenue                              (54)            (69)
                                                        ----------    ---------

         Net cash provided by (used in)
             operating activities                       (1,169)         (1,163)


Cash flows from investing activities:
     Capital Expenditures                                 (153)           (109)

     Proceeds from sale of fixed assets                    ---             ---
                                                       ----------    ---------

         Net cash used in investing activities:           (153)           (109)


Cash flows from financing activities:
     Net increase (decrease) in notes payable            3,249             436
                                                       ----------    ---------

         Net cash provided by (used in) financing
              activities:                                3,249             436


Net increase (decrease) in cash and cash
     equivalents                                         1,927           1,490

Cash and cash equivalents at beginning of period         1,581             229
                                                      --------        --------
Cash and cash equivalents at end of period           $   3,508        $  1,719
                                                      ========         =======
Supplemental disclosures of cash flow information:
     Cash paid for interest                        $        46       $     403
                                                    ==========        ========
     Cash paid for taxes                            $      348        $  1,032
                                                     =========         =======

                 See notes to consolidated financial statements

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

1.   BASIS OF PRESENTATION

     Allstar Systems, Inc. and subsidiaries ("Allstar"') is engaged in the sale and service of computer and telecommunications hardware and software products. Allstar's wholly owned subsidiary, Stratasoft, Inc. creates and markets software related to the integration of computer and telephone technologies. In January, 1997 Allstar formed IT Staffing Inc. to provide temporary and permanent placement services of technical personnel. In March, 1998 Allstar formed Allstar Systems Rio Grande, Inc., a wholly-owned subsidiary, to conduct operations in West Texas and New Mexico. All operations of the business are primarily conducted from offices located in Houston, Dallas, Austin, McAllen and El Paso, Texas and in Albuquerque and Las Cruces, New Mexico.

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

     The condensed consolidated financial statements presented herein at March 31, 1998 and for the three-month period ended March 31, 1997 and 1998 are unaudited; however, all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, recurring nature. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet at December 31, 1997 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. Although management believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission.

     New  Accounting  Pronouncements.  On January 1, 1998,  the Company  adopted
Statement  of  Financial   Accounting  Standards  ("SFAS")  No.  130,  Reporting
Comprehensive Income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the presentation of net income. SFAS No. 130 requires the, reporting of comprehensive income in addition to net income from operations. For the three months ended March 31, 1998 and 1997, the Company had no items of comprehensive income, and as a result the Company's reported net income was the same as comprehensive income.

     In March 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ('AICPN') reached a consensus on Statement of position ("SOP") No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, which provides guidance on accounting for the costs of computer software. SOP No. 98-1 is effective for fiscal years beginning after December 15, 1998. Management is evaluating what, if any, impact this SOP will have on the Company upon implementation.

     In April 1998, the ACSEC of the AICPA reached a consensus on SOP No. 98-5, Reporting on the Costs of Start-up Activities, which provides that the costs of such activities be expensed as incurred. SOP No. 98-5 is effective for fiscal years beginning after December 15, 1998. Management is evaluating what, if any, impact this SOP will have on the Company upon implementation.

     In March 1998, the Emerging Issues task Force ("EITF") of the FASB reached a consensus on Issue No. 97-11, Accounting for the Internal Costs Relating to Real Estate Property Acquisitions, which requires that internal costs of identifying and acquiring operating properties be expensed as incurred. Management is currently evaluating the impact this EITF, which was effective for transactions on or after March 20, 1998, will have on the Company.

2.   INCENTIVE STOCK PLANS

     In September 1996 Allstar adopted the 1996 Incentive Stock Plan (the "Incentive Plan") and the 1996 Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Incentive Plan, Allstar's Compensation Committee may grant up to 417,500 shares of common stock, which have been reserved for issuance, to certain key employees of Allstar. The Incentive Plan provides for the granting of incentive awards in the form of stock options, restricted stock, phantom stock, stock bonuses and cash bonuses in accordance with the provisions of the plan. Additionally, no shares may be granted after the tenth anniversary of the Incentive Plan's adoption. Allstar has reserved for issuance, under the Director Plan, 100,000 shares of common stock, subject to certain antidilution adjustments. The Director Plan provides for a one-time option by newly elected directors to purchase up to 5,000 common shares, after which each director is entitled to receive an option to purchase up to 2,000 common shares upon each date of re-election to Allstar's Board of Directors. Options granted under the Director Plan have an exercise price equal to the fair market value on the date of grant and generally expire ten years after the grant date. As of March 31, 1998, 20,000 stock option grants have been issued to directors under the Director Plan. The exercise price of the directors' options is $4.625 per share. As of March 31, 1998 incentive stock options totaling 180,300 shares have been issued to employees. The exercise price of 80,000 of the stock option grants is $6.00 per share and 100,300 of the stock option grants have an exercise price of $4.625 per share. The stock option grants will vest ratably over the five year period from the date of issuance. In addition, an incentive award in the form of restricted stock was granted for 14,286 shares which will vest ratably over the two year period ending July 7, 1999.

3.   LITIGATION

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

OVERVIEW

     The Company is engaged in the business of reselling computer hardware, business telephone systems and software products and providing related services. In addition, the Company derives revenue from providing IT Services to purchasers of Computer Products and other customers. The Company operates from offices in Houston, Austin, El Paso, Mcallen and Dallas, Texas and in Albuquerque, New Mexico. While all offices offer computer related products and services, certain offices do not offer telecommunications products and services. The Company develops and markets CTI Software through its wholly-owned subsidiary Stratasoft, Inc. To date, most of the Company's revenue has been derived from Computer Products sales. During the quarter ended March 31, 1998, Computer Products totaled 85.3% of revenues while IT Services, Telecom Systems and CTI Software totaled 8.9%, 3.3% and 2.5% of revenues, respectively.

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

     Inacom Corp. ("Inacom") is the largest supplier of products sold by the Company. In August 1997, the Company renewed its long-term supply arrangement with Inacom and agreed to purchase at least 80% of its Computer Products from Inacom, but only to the extent that such products are made available within a reasonable period of time at reasonably competitive pricing. Inacom does not carry certain product lines sold by the Company and Inacom may be unable to offer reasonable product availability and reasonably competitive pricing from time to time on those product lines that it carries. The Company thus expects that less than 80% of its total purchases will be made from Inacom, and that any increase or decrease over historical levels in the percentage of products it purchases from Inacom under the new Inacom agreement will not have any material impact on the Company's results of operations.

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


                                             Three months ended March 31,
                                                 1998                   1997
                                             Amount      %    Amount          %
Revenue(1)
   Computer Products...................     $27,752    85.3     $23,222    87.3
   IT Services.........................       2,892     8.9       1,991     7.5
   Telecom systems.....................       1,072     3.3         953     3.6
   CTI Software........................         826     2.5         427     1.6
                                              -----    ----       -----    ----
     Total revenue.....................      32,542   100.0      26,593   100.0

Gross Profit
   Computer Products...................       3,352    12.8       2,555    11.0
   IT Services.........................         975    33.7         782    39.3
   Telecom Systems.....................         172    16.0         303    31.9
   CTI Software........................         311    37.7         191    44.8
                                              -----    ----       -----    ----
     Total Gross Profit................       4,810    14.8       3,831    14.4

Selling, general and
     administrative expense............       4,576    14.1       3,135    11.8
                                              -----    ----       -----    ----
Operating income.......................         234     0.7         696     2.6
Interest expense (net of other income..          28     0.1         289     1.1
                                              -----    ----       -----    ----
Income before provision for
     income taxes                               206     0.6         407     1.5
Provision (benefit) for
     income taxes......................          82     0.3         154     0.6
                                              -----    ----       -----    ----
Net Income.............................    $    124     0.4    $    253     1.0
                                           ========     ===    ========     ===

Earnings per share.....................       $0.03                $0.09
                                               ====                 ====

   Weighted average shares outstanding.   4,457,107            2,675,000
                                           =========            =========

(1) Percentages shown are percentages of total revenue, except gross profit percentages which represent gross profit by each business unit as a percentage for each such unit.

Three Months Ended March 31, 1998 Compared To Three Months Ended March 31, 1997

     TOTAL REVENUE. All of the Company's business units increased revenues over the prior year's comparable period. Total revenue increased by $5.9 million (22.4%) from $26.6 million in 1997 compared to $32.5 million in 1998. Revenue from Computer Products increased by $4.5 million (19.5%) from $23.2 million in 1997 to $27.8 million in 1998. Revenue from Computer Products as a percentage of total revenue decreased 2.0% from 87.3% in 1997 to 85.3% in 1998. Approximately $1.6 million of the increase in Computer Products from the prior period was realized in new offices while $2.9 million was realized in offices existing in 1997. Revenue from IT Services increased $901,000 (45.3%) from $2.0 million in 1997 to $2.9 million in 1998 because of the continued expansion of its billable technical staff, together with an emphasis on higher level services to the Company's existing customers and the addition of new customers. Revenue from IT Services as a percentage of total revenue increased from 7.5% in 1997 to 8.9% of total revenues in 1998. Revenue from Telecom Systems increased by $119,000 (12.5%) from $953,000 million in 1997 to $1.1 million in 1998. The increase in Telecom Systems revenue was primarily the result of the Company's ability to obtain new orders for system installations from new customers. Revenue from Telecom Systems as a percentage of total revenue decreased from 3.6% in 1997 to 3.3% in 1998 because other business units grew revenues at a greater rate than Telecom Systems.. CTI Software revenue increased by $399,000 (93.5%) from $427,000 in 1997 to $826,000 in 1998. The growth in CTI Software revenues was primarily due to increased marketing efforts which resulted in the addition of new customers and increased acceptance of the Company's software products in the marketplace. Revenue from CTI Software, as a percentage of total revenue, increased from 1.6% in 1997 to 2.5% in 1998.

     GROSS PROFIT. Gross profit increased by $979,000 (25.5%) from $3.8 million in 1997 to $4.8 million in 1998 and gross margin increased from 14.4% in 1997 to 14.8% in 1998. The gross margin for Computer Products increased from 11.0% in 1997 to 12.8% in 1998, which was primarily the result of lower unit costs on the products purchased relative to their selling prices which reflects intensified competition among the Company's suppliers. The gross profit from IT Services increased 24.7% from $782,000 in 1997 to $975,000 in 1998. Gross margin decreased from 39.3% in 1997 to 33.7% in 1998. This decrease in gross margin was primarily attributable to a lower utilization rate of the Company's billable technical staff leading to higher labor costs as a percent of revenue. Additionally, the wage costs of the Company's billable staff are generally higher in the 1998 period compared to the 1997 period, due to the relative scarcity of qualified technical staff in the computing services industry. The gross margin for Telecom Systems sales decreased from 31.9% in 1997 to 16.0% in 1998, reflecting higher installation costs than are normally incurred. The Company treats its costs associated with its technical staff as part of the cost of sales. Due to the relatively fixed nature of technical staff costs, when lower than expected revenues are realized, cost of sales, expressed as a percentage of revenues, increases proportionately. During the 1998 period the Company was unable to complete the installation of several of its projects resulting in the recognition of lower revenues and gross profits than were expected The gross margin for CTI Software decreased from 44.8% in 1997 to 37.7% in the 1998 due to higher installation costs on its products.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES . Selling, general and administrative expenses increased by $1.4 million (45.9%) from $3.1 million in 1997 to $4.6 million in 1998. As a percentage of total revenue, selling, general and administrative expenses increased from 11.8% in 1997 to 14.1% in 1998. Those components of selling, general and administrative expenses which increased significantly, as a percentage of revenues, were commission expense, personnel related costs and general expenses related to opening new offices. Commission expense increased, as a percent of revenues, because gross margin, upon which the Company bases its commission rates, increased in the 1998 period versus 1997. During the 1998 quarter, the Company employed a significant number of new employees in its El Paso and New Mexico offices. Since these employees received compensation prior to the realization of significant revenues the amount of selling, general and administrative expenses increased both as to amount and as expressed as a percent of revenues. The Company also increased the number of administrative employees relative to the increases in revenues in order to enhance its ability to meet the requirements of revenue growth and increases in the number of offices operated by the Company. Most notably, the Company commenced the upgrading of its computing systems to enhance the speed and capacity of its systems. In addition, during the 1998 period the Company incurred costs related to the opening of offices in McAllen and El Paso, Texas and Albuquerque and Las Cruces, New Mexico without realizing revenues commensurate with those expenses.

     OPERATING  INCOME.  Operating  income  decreased  by $462,000  (66.3%) from
$696,000 in 1997 to $234,000 in 1998 due to higher selling, general and administrative expenses. Operating income decreased as a percentage of total revenue from 2.6% in 1997 to 0.7% in 1998. Contributing to the decrease in operating income were operating losses incurred in newly opened offices. The combined operating losses incurred in the operation of newly opened offices was approximately $109,000.

     INTEREST EXPENSE (NET OF OTHER INCOME). Interest expense (net of other income) decreased $261,000 from $289,000 during 1997 period compared to $28,000 in the 1998 period. This reflects the reduced level of the Company's short-term debt during the 1998 period when compared to 1997. The reduction was accomplished by applying all of the net proceeds from the sale of common stock to the repayment of the Company's debt.

     NET INCOME. Net income, after a provision for income taxes totaling $82,000 (reflecting an effective tax rate of 39.8% in 1998 compared to 37.8% in 1997), decreased by $129,000 from $253,000 in 1997 to $124,000 in 1998.

Liquidity And Capital Resources

     The Company's working capital was $12.8 million and $12.8 million at December 31, 1997 and March 31, 1998, respectively. As of March 31, 1998, the Company had borrowing capacity under the Company's credit facility of $12.6 million.

Cash Flow

     Operating activities used net cash totaling $1.2 million during the three months ended March 31, 1998. Operating activities used net cash during the three months ended March 31, 1998 because of decreases in accounts payable and increases in inventories. While trade accounts receivable decreased by $3.1 million this decrease was offset by increases in accounts payable and inventories. Net income and depreciation provided cash of $291,000.

     Investing activities used cash totaling $153,000 during the three months ended March 31, 1998. The Company's investing activities that used cash during this period was primarily related to capital expenditures. During the next twelve months, the Company expects to incur an estimated $700,000 million for capital expenditures, a majority of which is expected to be incurred for leasehold improvements and other capital expenditures in connection with the planned consolidation of its warehouse facilities into a single facility in the Dallas-Fort Worth area, the refurbishment of its Dallas branch office and the opening of branch offices in El Paso and San Antonio, Texas. The actual amount and timing of such capital expenditures may vary substantially depending upon, among other things, the actual facilities selected, the level of expenditures required to render the facilities suitable for the Company's purposes and the terms of lease arrangements pertaining to the facilities.

     Financing activities provided cash totaling $3.2 million during the three months ended March 31, 1998.

Asset Management

     The Company had trade accounts receivable, net of allowance for doubtful accounts, of $20.7 million at March 31, 1998. The number of days' sales outstanding in trade accounts receivable was 53 days, which is equal to the days outstanding of the prior quarter but reflecting slower than normal payment by the Company's customers during the three months ended March 31, 1998. Bad debt expense as a percentage of total revenue for the three months ended March 31, 1998 was 0.3%, which was higher than bad debt expense for the three months ended March 31, 1997 because during the 1997 period the Company realized a recovery of a previously charged off account. The Company's allowance for doubtful accounts, as a percentage of trade accounts receivable, was 1.0% at December 31, 1997, and 1.5% at March 31, 1998. Inventory turnover for the three months ended March 31, 1998 and 1997 was 18.7 times, and 16.9 times, respectively.

Current Debt Obligations

     Historically, the Company has satisfied its cash requirements principally through borrowings under its lines of credit and through operations. The Company maintains a cash position sufficient to pay only its immediately due obligations and expenses. When the amount of cash available falls below its immediate needs, the Company requests advances under a credit facility provided by Deutsche Financial Services ("DFS Facility")

     The total credit available under the DFS Facility is $30.0 million, subject to borrowing base limitations which are generally computed as a percentage of various classes of eligible accounts receivable and qualifying inventory. Credit available under the DFS Facility for floor plan financing of inventory from approved manufacturers (the "Inventory Line") is $20.0 million. Available credit under the DFS Facility, net of Inventory Line advances, is $10.0 million, which is used by the Company primarily to carry accounts receivable and for other working capital and general corporate purposes (the "Accounts Line"). Borrowings under the Accounts Line bear interest at the fluctuating prime rate minus 1.0% per annum. Under the Inventory Line, DFS pays the Company's inventory vendors directly, generally in exchange for negotiated financial incentives. Typically, the financial incentives received are such that DFS does not charge interest to the Company until 40 days after the transaction is financed, at which time the Company is required to either pay the full invoice amount of the inventory purchased from corporate funds or to borrow under the Accounts Line for the amount due to DFS. Inventory Line advances not paid within 40 days after the financing date bear interest at the fluctuating prime rate plus 5.0%. For purposes of calculating interest charges the minimum prime rate under the New DFS Facility is 7.00%. DFS may change the computation of the borrowing base and to disqualify accounts receivable upon which advances have been made and require repayment of such advances to the extent such disqualifications cause the Company's borrowings to exceed the reduced borrowing base.

     The DFS Facility is collateralized by a security interest in substantially all of the Company's assets, including its accounts receivable, inventory, equipment and bank accounts. Collections of the Company's accounts receivable are required to be applied through a lockbox arrangement to repay indebtedness to DFS; however, DFS has amended the lockbox agreement to make such arrangements contingent upon certain financial ratios. Provided the Company is in compliance with its debt to tangible net worth covenant, the Company has discretion over the use and application of the funds collected in the lockbox. If the Company exceeds that financial ratio, DFS may require that lockbox payments be applied to reduce the Company's indebtedness to DFS. If in the future DFS requires that all lockbox payments be applied to reduce the Company's indebtedness, the Company would be required to seek funding from DFS or other sources to meet substantially all of its cash needs.

     The Company has a $2.0 million credit facility with IBM Credit Corporation (the " IBMCC Facility") for the purchase of IBM branded inventory from certain suppliers. Advances under the IBMCC Facility are typically interest free for 30 days after the financing date for transactions in which adequate financial incentives are received by IBMCC from the vendor. Within 30 days after the financing date, the full invoice amount for inventory financed through IBMCC is required to be paid by the Company. Amounts remaining outstanding thereafter bear interest at the fluctuating prime rate (but not less than 6.5%) plus 6.0%. IBMCC retains a security interest in the inventory financed. The IBMCC Facility is immediately terminable by either party by written notice to the other.

     Under the DFS Facility the Company is required to maintain (i) a tangible net worth of $10.0 million, (ii) a ratio of debt minus subordinated debt to tangible net worth of 4 to 1 and (iii) a ratio of current tangible assets to current liabilities of not less than 1.4 to 1.

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

                              Allstar Systems, Inc.

MAY 15, 1997               By: /s/ JAMES H. LONG
Date                               James H. Long, Chief Executive Officer



MAY 15, 1997               By:/s/ DONALD R. CHADWICK
Date                                Donald R. Chadwick, Chief Financial Officer