Form 10-Q
period 1998-06-30
ALLSTAR SYSTEMS INC
filed 1998-08-04
CIK 1020017

FORM 10-Q

                              SECURITIES AND EXCHANGE COMMISSION

                                    WASHINGTON, D.C. 20549
 (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1998
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                   Outstanding

Common                                  Stock  $.01 par  value  per  share As of
                                        June   30,   1998,    4,517,911   shares
                                        outstanding

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                         ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share and par value amounts)

                                                       June 30,    December 31,
                                                         1998          1997
                                                                   (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents
      Restricted cash                                   $      -       $    280
      Cash                                                 1,724          1,301
                                                        --------       --------
         Total cash and cash equivalents                   1,724          1,581
   Accounts receivable - trade, net                       24,186         23,759
   Accounts receivable - affiliates                          587            434
   Inventory                                               8,555          4,700
   Deferred taxes                                            212            212
   Other current asset                                       377            404
                                                        --------       --------
         Total current assets                             35,641         31,090
Property and equipment                                     1,885          2,013
Other assets                                                 246             81
                                                        --------       --------
Total                                                   $ 37,772       $ 33,184

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Notes payable                                        $  5,166       $   1,572
   Accounts payable                                       12,958         12,805
   Accrued expenses                                        4,110          3,565
   Income taxes payable                                      (63)            82
   Deferred service revenue                                  331            242
                                                        --------       --------
         Total current liabilities                        22,502         18,266
   Deferred Credit - Stock warrants                          195            195
                                                        --------       --------
Total liabilities                                         22,697         18,461

Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, no shares issued
   Common stock:
     $.01 par value, 50,000,000 shares authorized,
     4,454,411 and 4,517,911 shares issued and outstanding
     on December 31, 1997 and June 30, 1998, respectively     45             45
   Additional paid in capital................             10,013         10,013
   Treasury stock............................                (40)            --
   Retained earnings.........................              5,057          4,665
                                                        --------       --------
         Total stockholders' equity..........             15,075         14,723
                                                        --------       --------
Total........................................            $37,772        $33,184

                     See notes to consolidated financial statements

                         ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except share and per share amounts)
                                      (Unaudited)

                           Three Months Ended June 30,

                                                          1998           1997

Total Revenue                                           $ 39,840       $ 32,239
Cost of sales and services                                33,890         27,312
                                                        --------       --------
Gross Profit                                               5,950          4,927
Selling, general and administrative expenses               5,464          3,839
                                                        --------       --------
Operating income                                             486          1,088
Interest expense and other income (net)                       51            309
                                                        --------       --------
Income before provision for income taxes                     435            779
Provision for income taxes                                   165            310
                                                        --------       --------
Net income                                              $    270       $    469

Net income per share:
      Basic                                                $0.06          $0.17
                                                        ========       ========
      Diluted                                              $0.06          $0.17

Weighted average shares outstanding:
      Basic                                            4,436,609      2,675,000
                                                       =========      =========
      Diluted                                          4,444,336      2,675,000
                                                       =========      =========


                            Six Months Ended June 30,

                                                          1998           1997

Total Revenue                                           $ 72,382       $ 58,831
Cost of sales and services                                61,622         50,073
                                                        --------       --------
Gross Profit                                              10,760          8,758
Selling, general and administrative expenses              10,039          6,974
                                                        --------       --------
Operating income                                             721          1,784
Interest expense and other income (net)                       79            597
                                                        --------       --------
Income before provision for income taxes                     642          1,187
Provision for income taxes                                   249            465
                                                        --------       --------
Net income                                            $      393   $        722

Net income per share:
      Basic                                                $0.09          $0.27
                                                        ========       ========
      Diluted                                              $0.09          $0.27
                                                        ========       ========
Weighted average shares outstanding:
      Basic                                            4,438,357      2,675,000
                                                       =========      =========
      Diluted                                          4,442,242      2,675,000
                                                       =========      =========

                     See notes to consolidated financial statements

                         ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (In thousands, except share and per share amounts)
                                      (Unaudited)
                                                      Six Months     Six Months
                                                        ended          ended
                                                       June 30,        June 30,
                                                          1998           1997

Net income                                              $    393       $    722
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
   Gain of disposal of assets                                ---            ---
   Depreciation and amortization                             358            252
   Deferred taxes                                            ---            190
Changes in assets and liabilities that provided (used) cash:
   Accounts receivable - trade, net                         (427)        (3,464)
   Accounts receivable - affiliates                         (153)          (121)
   Inventory                                              (3,855)           480
   Other current assets                                       27             10
   Other assets..............................               (165)            --
   Deferred offering costs...................                 --           (100)
   Accounts payable                                          153          2,109
   Accrued expenses                                          544            314
   Income taxes payable                                     (145)           215
   Deferred service revenue                                   89            (91)
                                                        --------       --------

      Net cash provided by (used in) operating
         activities                                       (3,181)           516

Cash flows from investing activities:
   Capital Expenditures                                     (230)          (125)
   Proceeds from sale of fixed assets                        ---            ---
                                                        --------       --------

      Net cash used in investing activities:                (230)          (125)

Cash flows from financing activities:
   Purchase of treasury stock................                (40)            --
   Net increase (decrease) in notes payable                3,594           1776
                                                        --------       --------

      Net cash provided by (used in) financing
         activities:                                       3,554          1,776

Net increase (decrease) in cash and cash
   equivalents                                               143          2,167
Cash and cash equivalents at beginning of period           1,581            229
                                                        --------       --------
Cash and cash equivalents at end of period              $  1,724       $  2,396
                                                        ========       ========
Supplemental disclosures of cash flow information:
   Cash paid for interest                               $    117       $    298
                                                        ========       ========
   Cash paid for taxes                                  $    364       $    115
                                                        ========       ========

                     See notes to consolidated financial statements

                         ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (In thousands, except share and per share amounts)

1.   BASIS OF PRESENTATION

     Allstar Systems, Inc. and subsidiaries ("Allstar"') is engaged in the sale and service of computer and telecommunications hardware and software products. Allstar's wholly owned subsidiary, Stratasoft, Inc. creates and markets software related to the integration of computer and telephone technologies. In January, 1997 Allstar formed IT Staffing Inc. to provide temporary and permanent placement services of technical personnel. In March, 1998 Allstar formed Allstar Systems Rio Grande, Inc., a wholly owned subsidiary, to conduct operations in West Texas and New Mexico. All operations of the business are primarily conducted from offices located in Houston, Dallas, Austin, McAllen and El Paso, Texas and in Albuquerque and Las Cruces, New Mexico.

     A substantial portion of Allstar's sales and services are authorized under arrangements with product manufacturers and Allstar's operations are dependent upon maintaining its approved status with such manufacturers. As a result of these arrangements and arrangements with its customers, gross profit could be limited by the availability of products or allowance for volume discounts. Furthermore, net income before income taxes could be affected by changes in interest rates, which underlie the credit arrangements, which are used for working capital.

     The condensed consolidated financial statements presented herein at June 30, 1998 and for the three and six months ended June 30, 1998 are unaudited; however, all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, recurring nature. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet at December 31, 1998 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. Although management believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission.

     New  Accounting  Pronouncements.  On January 1, 1998,  the Company  adopted
Statement  of  Financial   Accounting  Standards  ("SFAS")  No.  130,  Reporting
Comprehensive Income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the presentation of net income. SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. For the three and six months ended June 30, 1998 and 1997, the Company had no items of comprehensive income, and as a result the Company's reported net income was the same as comprehensive income.

     In March 1998, the Accounting Standards Executive Committee ("ACSEC") of the American Institute of Certified Public Accountants ('AICPA') reached a consensus on Statement of position ("SOP") No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, which provides guidance on accounting for the costs of computer software. SOP No. 98-1 is effective for fiscal years beginning after December 15, 1998. Management is evaluating what, if any, impact this SOP will have on the Company upon implementation.

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

2.   INCENTIVE STOCK PLANS

     In September 1997 Allstar adopted the 1997 Incentive Stock Plan (the "Incentive Plan") and the 1997 Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Incentive Plan, Allstar's Compensation Committee may grant up to 417,500 shares of common stock, which have been reserved for issuance, to certain key employees of Allstar. The Incentive Plan provides for the granting of incentive awards in the form of stock options, restricted stock, phantom stock, stock bonuses and cash bonuses in accordance with the provisions of the plan. Additionally, no shares may be granted after the tenth anniversary of the Incentive Plan's adoption. Allstar has reserved for issuance, under the Director Plan, 100,000 shares of common stock, subject to certain antidilution adjustments. The Director Plan provides for a one-time option by newly elected directors to purchase up to 5,000 common shares, after which each director is entitled to receive an option to purchase up to 2,000 common shares upon each date of re-election to Allstar's Board of Directors. Options granted under the Director Plan have an exercise price equal to the fair market value on the date of grant and generally expire ten years after the grant date. As of June 30, 1998, 28,000 stock option grants have been issued to directors under the Director Plan. The exercise price of 20,000 of the directors' options is $4.625 per share and 8,000 options have an exercise price of $3.69 per share. As of June 30, 1998 incentive stock options totaling 267,700 shares have been issued to employees. The exercise price of 80,000 of the stock option grants is $6.00 per share, 100,300 of the stock option grants have an exercise price of $4.625 per share and 87,400 options have an exercise price of $3.75 per share. The stock option grants will vest ratably over the five year period from the date of issuance. In addition, incentive awards in the form of restricted stock were granted for 14,286 shares which will vest ratably over the two year period ending July 7, 1999 and 63,500 shares which will vest ratably over the five-year period ending May 20, 2003.

3.   LITIGATION

     On July 13, 1997, a former customer brought suit against the Company in the 152nd Judicial District Court of Harris County, Texas. The plaintiff alleges that the Company failed to provide and complete promised installation and configuration of certain computer equipment within the time promised by the Company. Based on these allegations, the plaintiff sued for breach of contract and other statutory violations, seeking actual monetary damages of approximately $3 million and treble damages under the Texas Deceptive Trade Practices Act. On June 17, 1998, the Company settled suit with the Company paying $70,000 to the plaintiff.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

                                 ALLSTAR SYSTEMS, INC.
                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements, including the Notes thereto.

OVERVIEW

     The Company is engaged in the business of reselling computer hardware, business telephone systems and software products and providing related services. In addition, the Company derives revenue from providing IT Services to purchasers of Computer Products and other customers. The Company operates from offices in Houston, Austin, El Paso, McAllen, San Antonio and Dallas, Texas and in Albuquerque and Las Cruces, New Mexico. While all offices offer computer related products and services, certain offices do not offer telecommunications products and services. The Company develops and markets CTI Software through its wholly owned subsidiary Stratasoft, Inc. To date, most of the Company's revenue has been derived from Computer Products sales. During the quarter ended June 30, 1998, Computer Products totaled 86.5% of revenues while IT Services, Telecom Systems and CTI Software totaled 7.7%, 4.5% and 1.3% of revenues, respectively.

     The Company's Computer Products division sells a wide variety of computer hardware and software products available from over 600 manufacturers. The Company's products include desktop and laptop computers, monitors, printers and other peripheral devices, operating system and application software, network products and mid-range host and server systems. The Company is an authorized reseller of products from a number of leading manufacturers of computer hardware, software and networking equipment.

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

     To support and maintain the quality of these services and to maintain vendor accreditation necessary to resell and service its significant product lines, the Company's technical staff participates in various certification and authorization programs sponsored by hardware manufacturers and software suppliers. The Company's ability to attract and retain qualified professional and technical personnel is critical to the success of its IT Services business. The most significant portion of the costs associated with the delivery of IT
Services are personnel costs. Therefore, in order to be successful, the Company's billable rates must be in excess of the personnel costs and its margin is dependent upon maintaining high utilization of its service personnel. In addition, the competition for high quality personnel has generally intensified causing the Company's, along with other IT Service providers, personnel costs to increase. The Company's costs of goods and services includes the personnel costs of its billable technical staff.

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

     A significant portion of the Company's selling, general and administrative expenses relate to personnel costs, some of which are variable and others of which are relatively fixed. The Company's variable personnel costs are substantially comprised of sales commissions, which are typically calculated based upon the Company's gross profit on a particular sales transaction and thus generally fluctuate with the Company's overall gross profit. The remainder of the Company's selling, general and administrative expenses are relatively more fixed and, while still somewhat variable, do not vary with increases in revenue as directly as do sales commissions.

     Inacom Corp. ("Inacom") is the largest supplier of products sold by the Company. In August 1996, the Company renewed its long-term supply arrangement with Inacom and agreed to purchase at least 80% of its Computer Products from Inacom, but only to the extent that such products are made available within a reasonable period of time at reasonably competitive pricing. Inacom does not carry certain product lines sold by the Company and Inacom may be unable to offer reasonable product availability and reasonably competitive pricing from time to time on those product lines that it carries. The Company thus expects that less than 80% of its total purchases will be made from Inacom, and that any increase or decrease over historical levels in the percentage of products it purchases from Inacom under the Inacom agreement will not have any material impact on the Company's results of operations.

     The Company manages its inventory in order to minimize the amount of inventory held for resale and the risk of inventory obsolescence and decreases in market value. The Company attempts to maintain a level of inventory required to reach only its near term delivery requirements by relying on the ready availability of products from its principal suppliers. Manufacturers of the Company's major products generally provide price protection, which reduces the Company's exposure to decreases in prices. In recent periods, the Company's Computer Product suppliers generally allowed for returns of excess inventory, which, on a limited basis, were made without material restocking fees. However, the Company's significant suppliers recently revised their policies to restrict the amount of returns allowed. It is expected that this change will increase the Company's risks associated with inventory ownership. In particular, the Company will have greater risk associated with inventory obsolescence. In addition, certain manufacturers of computer products have generally become more restrictive with respect to price protection. This will increase the Company's risks, as they relate to the value of inventories. Each of these changes may cause a reduction of gross margins realized on the sale of computer products.

     This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Such forward-looking statements include risks and uncertainties. Such risks and uncertainties, many of which are not within the control of the Company, may cause the actual results to differ materially from the results discussed in the forward looking statements, including, but not limited to, the Company's ability to execute and implement its plans and strategies and /or control the economic environment in which the Company operates.

     The following table sets forth, for the periods indicated, certain financial data derived from the Company's consolidated statements of operations for the three months ended June 30, 1998 and 1997 and indicates the percentage of total revenue for each item.

                                                 Three months ended June 30,
                                                        1998          1997
                                                   Amount     %    Amount    %
Revenue(1)
  Computer Products....................           $34,447   86.5  $27,567  85.5
  IT Services..........................             3,062    7.7    2,791   8.7
  Telecom systems......................             1,818    4.5    1,284   4.0
  CTI Software.........................               513    1.3      597   1.8
                                                  -------  -----  ------- -----
   Total revenue.......................            39,840  100.0   32,239 100.0

Gross Profit
  Computer Products....................             3,891   11.3    3,001  10.9
  IT Services..........................             1,037   33.9    1,268  45.4
  Telecom Systems......................               787   43.3      333  26.0
  CTI Software.........................               235   45.8      325  54.4
                                                  -------  -----  ------- -----
   Total Gross Profit..................             5,950   14.9    4,927  15.3

Selling, general and administrative expense         5,464   13.7    3,839  11.9
                                                  -------  -----  ------- -----
Operating income.......................               486    1.2    1,088   3.4
Interest expense (net of other income).                51    0.1      309   1.0
                                                  -------  -----  ------- -----
Income before provision for income taxes              435    1.1      779   2.4
Provision (benefit) for income taxes...               165    0.4      310   1.0
                                                  -------  -----  ------- -----
Net Income  ...........................          $    270    0.7 $    469   1.4
                                                  =======  =====  ======= =====

Earnings per share.....................             $0.06           $0.17
                                                    =====           =====

  Weighted average shares outstanding..         4,436,609             2,675,000
                                                =========             =========

(1) Percentages shown are percentages of total revenue, except gross profit percentages, which represent gross profit by each business unit as a percentage for each such unit.


Three Months Ended June 30, 1998 Compared To Three Months Ended June 30, 1997

     TOTAL REVENUE. Total revenue increased by $7.6 million (23.6%) from $32.2 million in 1997 compared to $39.8 million in 1998. Revenue from Computer Products increased by $6.9 million (25.0%) from $27.6 million in 1997 to $34.4 million in 1998. Revenue from Computer Products as a percentage of total revenue increased 1.0% from 85.5% in 1997 to 86.5% in 1998. Approximately $4.7 million of the increase in Computer Products from the prior period was realized in new offices while $2.2 million was realized in offices existing during the 1997 period. Revenue from IT Services increased $271,000 (9.7%) from $2.8 million in 1997 to $3.1 million in 1998 because of the continued expansion of its billable technical staff, together with the addition of new customers. Revenue from IT Services as a percentage of total revenue decreased from 8.7% in 1997 to 7.7% of total revenues in 1998 due to the higher rate of growth realized in Computer Products and Telecom Systems. Revenue from Telecom Systems increased by $534,000 (41.6%) from $1.3 million in 1997 to $1.8 million in 1998. The increase in Telecom Systems revenue was primarily the result of the Company's ability to obtain new orders for system installations from new customers. Revenue from Telecom Systems as a percentage of total revenue increased from 4.0% in 1997 to 4.5% in 1998. CTI Software revenue decreased by $84,000 (14.1%) from $597,000 in

1997 to $513,000 in 1998. The decline in CTI Software revenues was due to failure to complete the installation of all of the systems delivered during the 1998 period. Since revenue is recognized as the systems are installed the failure to complete the installations caused revenue to fall below the prior period. The systems, which were delivered during the 1998 period, are expected to be completed in the subsequent period. Revenue from CTI Software, as a percentage of total revenue, decreased from 1.8% in 1997 to 1.3% in 1998 for the same reason.

     GROSS PROFIT. Gross profit increased by $1.0 million (20.8%) from $4.9 million in 1997 to $5.9 million in 1998 and gross margin decreased from 15.3% in 1997 to 14.9% in 1998. The gross margin for Computer Products increased from 10.9% in 1997 to 11.3% in 1998, which was primarily the result of lower unit costs on the products purchased relative to their selling prices which reflects intensified competition among the Company's suppliers. The gross profit from IT Services decreased 18.2% from $1.3 million in 1997 to $1.0 million in 1998. Gross margin decreased from 45.4% in 1997 to 33.9% in 1998. This decrease in gross margin was primarily attributable to a lower utilization rate, as well as, higher compensation rates for the Company's billable technical staff, leading to higher labor costs as a percent of revenue. The Company treats its costs associated with its technical staff as part of the cost of sales. Due to the relatively fixed nature of technical staff costs, when lower than expected revenues are realized, cost of sales, expressed as a percentage of revenues, increases proportionately. Additionally, the wage costs of the Company's billable staff are generally higher in the 1998 period compared to the 1997 period, due to the relative scarcity of qualified technical staff in the computing services industry. The gross margin for Telecom Systems sales increased from 26.0% in 1997 to 43.3% in 1998, reflecting improved pricing of the Company's Telecom products The gross margin for CTI Software decreased from 54.4% in 1997 to 45.8% in the 1998 due to higher installation costs on its products. Due to the relatively fixed nature of technical staff costs, when lower than expected revenues are realized, cost of sales, expressed as a percentage of revenues, increases proportionately.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.6 million (42.3%) from $3.8 million in 1997 to $5.4 million in 1998. As a percentage of total revenue, selling, general and administrative expenses increased from 11.9% in 1997 to 13.7% in 1998. Those components of selling, general and administrative expenses which increased significantly, as a percentage of revenues, were personnel related costs, general expenses related to opening new offices and expanding existing offices and costs associated with the settlement of a law suit. During the 1998 quarter, when compared to the 1997 period, the Company employed a significant number of new employees in its Austin, El Paso and New Mexico offices, as well as increases in its Dallas office staff. Since the employees in El Paso and New Mexico received compensation prior to the realization of significant revenues the amount of selling, general and administrative expenses increased both as to amount and as a percent of revenues. The Company also increased the number of administrative employees relative to the increases in revenues in order to enhance its ability to meet the requirements of revenue growth and increases in the number of offices operated by the Company. Most notably, the Company upgraded its computing systems to enhance the speed and capacity of its systems. During the upgrade significant overtime and other costs were incurred as the system change was implemented. Some of these excess costs may continue into subsequent periods. In addition, during the 1998 period the Company incurred costs related to the opening of offices in McAllen and El Paso, Texas and Albuquerque and Las Cruces, New Mexico without realizing revenues commensurate with those expenses.

     OPERATING INCOME. Operating income decreased by $602,000 (55.3%) from $1.1 million in 1997 to $486,000 in 1998 due to higher selling, general and administrative expenses. Operating income decreased as a percentage of total revenue from 3.4% in 1997 to 1.2% in 1998. Contributing to the decrease in operating income were operating losses incurred in newly opened offices. The combined losses incurred in the operation of newly opened offices were approximately $73,000.

     INTEREST EXPENSE (NET OF OTHER INCOME). Interest expense (net of other income) decreased $258,000 from $309,000 during 1997 period compared to $51,000 in the 1998 period. This reflects the reduced level of the Company's short-term debt during the 1998 period when compared to 1998. The reduction was accomplished by applying all of the net proceeds from the sale of common stock in July, 1997 to the repayment of the Company's debt.

     NET INCOME. Net income, after a provision for income taxes totaling $165,000 (reflecting an effective tax rate of 39.8% in 1997 compared to 37.9% in 1998), decreased by $199,000 from $469,000 in 1997 to $270,000 in 1998.

     The following table sets forth, for the periods indicated, certain financial data derived from the Company's consolidated statements of operations for the six months ended June 30, 1998 and 1997 and indicates the percentage of total revenue for each item.

                                                      Six months ended June 30,
                                                        1998            1997
                                                   Amount     %   Amount     %
Revenue(1)
   Computer Products...........................   $62,199   86.5  $50,714  86.2
   IT Services.................................     5,955    7.7    4,857   8.3
   Telecom systems.............................     2,890    4.5    2,237   3.8
   CTI Software                                     1,338    1.3    1,023   1.7
                                                  -------  -----  ------- -----
     Total revenue.............................    72,382  100.0   58,831 100.0

Gross Profit
   Computer Products...........................     7,243   11.3    5,452  10.8
   IT Services.................................     2,012   33.9    2,153  44.3
   Telecom Systems.............................       959   43.3      637  28.5
   CTI Software    ............................       546   45.8      516  50.4
                                                  -------  -----  ------- -----
     Total Gross Profit........................    10,760   14.9    8,758  14.9

Selling, general and administrative expense....    10,039   13.7    6,974  11.9
                                                  -------  -----  ------- -----
Operating income...............................       721    1.2    1,784   3.0
Interest expense (net of other income..........        79    0.1      597   1.0
                                                  -------  -----  ------- -----
Income before provision for income taxes.......       642    1.1    1,187   2.0
Provision (benefit) for income taxes...........       249    0.4      465   0.8
                                                  -------  -----  ------- -----
Net Income         ............................  $    393    0.7 $    722   1.2
                                                  -------  -----  ------- -----
Earnings per share.............................     $0.09           $0.27
                                                    =====           =====

   Weighted average shares outstanding......... 4,438,357       2,675,000
                                                =========       =========

(1) Percentages shown are percentages of total revenue, except gross profit percentages which represent gross profit by each business unit as a percentage for each such unit.


Six Months Ended June 30, 1998 Compared To Six Months Ended June 30, 1997

     TOTAL REVENUE. Total revenue increased by $13.6 million (23.0%) from $58.8 million in 1997 compared to $72.4 million in 1998. Revenue from Computer Products increased by $11.5 million (22.6%) from $50.7 million in 1997 to $62.2 million in 1998. Revenue from Computer Products as a percentage of total revenue decreased 0.3% from 86.2% in 1997 to 85.9% in 1998. Approximately $5.9 million of the increase in Computer Products from the prior period was realized in new offices while $5.6 million was realized in offices existing during the 1997 period. Revenue from IT Services increased $1.1 million (22.6%) from $4.9 million in 1997 to $6.0 million in 1998 because of the continued expansion of its billable technical staff, together with the addition of new customers. Revenue from IT Services as a percentage of total revenue decreased from 8.3% in 1997 to 8.2% of total revenues in 1998 due to the higher rate of growth realized in Telecom Systems and CTI Software. Revenue from Telecom Systems increased by $654,000 (29.2%) from $2.2 million in 1997 to $2.9 million in 1998. The increase in Telecom Systems revenue was primarily the result of the Company's ability to obtain new orders for system installations from new customers. Revenue from Telecom Systems as a percentage of total revenue increased from 3.8% in 1997 to 4.0% in 1998. CTI Software revenue increased by $315,000 (30.8%) from $1.0 million in 1997 to $1.3 million in 1998. The increase in CTI Software revenues was the result of the addition of new customers and expanded marketing. The increase was partially offset by the failure to complete the installation of all of the systems delivered during the second quarter of 1998. Revenue from CTI Software, as a percentage of total revenue, increased from 1.7% in 1997 to 1.9% in 1998.

     GROSS PROFIT. Gross profit increased by $2.0 million (22.9%) from $8.8 million in 1997 to $10.8 million in 1998 and gross margin remained constant at 14.9% in 1998 versus 14.9% in 1997. The gross margin for Computer Products increased from 10.8% in 1997 to 11.6% in 1998, which was primarily the result of lower unit costs on the products purchased relative to their selling prices which reflects intensified competition among the Company's suppliers. The gross profit from IT Services decreased 6.6% from $2.2 million in 1997 to $2.0 million in 1998. Gross margin for IT Services decreased from 44.3% in 1997 to 33.8% in 1998. This decrease in gross margin was primarily attributable to a lower utilization rate, as well as, higher compensation rates for the Company's billable technical staff, leading to higher labor costs as a percent of revenue. The Company treats its costs associated with its technical staff as part of the cost of sales. Due to the relatively fixed nature of technical staff costs, when lower than expected revenues are realized, cost of sales, expressed as a percentage of revenues, increases proportionately. Additionally, the wage costs of the Company's billable staff are generally higher in the 1998 period compared to the 1997 period, due to the relative scarcity of qualified technical staff in the computing services industry. The gross margin for Telecom Systems sales increased from 28.5% in 1997 to 33.2% in 1998, reflecting improved pricing of the Company's Telecom products. The gross margin for CTI Software decreased from 50.4% in 1997 to 40.8% in the 1998 due to higher installation costs on its products. Due to the relatively fixed nature of technical staff costs, when lower than expected revenues are realized, cost of sales, expressed as a percentage of revenues, increases proportionately.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $3.0 million (44.0%) from $7.0 million in 1997 to $10.0 million in 1998. As a percentage of total revenue, selling, general and administrative expenses increased from 11.9% in 1997 to 13.9% in
1998. Those components of selling, general and administrative expenses which increased significantly, as a percentage of revenues, were commissions in Computer Products, personnel related costs, general expenses related to opening new offices and expanding existing offices and costs associated with the settlement of a law suit. The increase in commission expense in Computer Products was due to an increase in gross margin during the 1998 period versus the 1997 period. During the 1998 period, when compared to the 1997 period, the Company employed a significant number of new employees in its Austin, El Paso and New Mexico offices, as well as increases in its Dallas office staff. Since the employees in El Paso and New Mexico received compensation prior to the realization of significant revenues the amount of selling, general and administrative expenses increased both as to amount and as a percent of revenues. The Company also increased the number of administrative employees relative to the increases in revenues in order to enhance its ability to meet the requirements of revenue growth and increases in the number of offices operated by the Company. Most notably, the Company upgraded its computing systems to enhance the speed and capacity of its systems. During the upgrade significant overtime and other costs were incurred as the system change was implemented. Some of these excess costs may continue into subsequent periods. In addition, during the 1998 period the Company incurred costs related to the opening of offices in McAllen and El Paso, Texas and Albuquerque and Las Cruces, New Mexico without realizing revenues commensurate with those expenses.

     OPERATING INCOME. Operating income decreased by $1.1 million (59.6%) from $1.8 million in 1997 to $722,000 in 1998 due to higher selling, general and administrative expenses. Operating income decreased as a percentage of total revenue from 3.0% in 1997 to 1.0% in 1998. Contributing to the decrease in operating income were operating losses incurred in newly opened offices. The combined losses incurred in the operation of newly opened offices were approximately $182,000.

     INTEREST EXPENSE (NET OF OTHER INCOME). Interest expense (net of other income) decreased $518,000 from $597,000 during 1997 period compared to $79,000 in the 1998 period. This reflects the reduced level of the Company's short-term debt during the 1998 period when compared to 1998. The reduction was accomplished by applying all of the net proceeds from the sale of common stock in July, 1997 to the repayment of the Company's debt.

     NET INCOME. Net income, after a provision for income taxes totaling $249,000 (reflecting an effective tax rate of 39.2% in 1997 compared to 38.8% in 1998), decreased by $331,000 from $722,000 in 1997 to $393,000 in 1998.

Liquidity and Capital Resources

     The Company's working capital was $12.8 million and $13.1 million at December 31, 1998 and June 30, 1998, respectively. As of June 30, 1998, the Company had borrowing capacity under the Company's credit facility of $4.9 million.

Cash Flow

     Operating activities used net cash totaling $3,181,000 during the six months ended June 30, 1998. Operating activities used net cash during the six months ended June 30, 1998 because of increases in inventories. Net income and depreciation provided cash of $751,000. The increase in inventories was primarily the result of increases in inventories staged for delivery to customers. Of the $3.8 million increase during the six months ended June 30, 1998, $2.3 million related to an increase in inventories staged for delivery to customers and the balance of the increase relates to higher stocking requirements imposed by customers and a higher level of sales activities.

     Investing activities used cash totaling $230,000 during the six months ended June 30, 1998. The Company's investing activities that used cash during this period was primarily related to capital expenditures. During the next twelve months, the Company expects to incur an estimated $500,000 million for capital expenditures, a majority of which is expected to be incurred for leasehold improvements and other capital expenditures in connection with the consolidation of its warehouse facilities into a single facility in the Dallas-Fort Worth area, the refurbishment of its Dallas branch office and the opening of branch offices. The actual amount and timing of such capital expenditures may vary substantially depending upon, among other things, the actual facilities selected, the level of expenditures required to render the facilities suitable for the Company's purposes and the terms of lease arrangements pertaining to the facilities.

     Financing activities provided cash totaling $3.6 million during the six months ended June 30, 1998.

Asset Management

     The Company had trade accounts receivable, net of allowance for doubtful accounts, of $24.2 million at June 30, 1998. The number of days' sales outstanding in trade accounts receivable was 54 days, which is slightly higher than the days outstanding of the prior quarter. The number of days outstanding continues to reflect slower than normal payment by the Company's customers during the three months ended June 30, 1998. Bad debt expense as a percentage of total revenue for the three months ended June 30, 1998 was 0.3%, which was equal to bad debt expense for the three months ended June 30, 1997. The Company's allowance for doubtful accounts, as a percentage of trade accounts receivable, was 1.0% at December 31, 1998 and 2.4% at June 30, 1998. Inventory turnover for the three and six months ended June 30, 1998 was 13.9 times, and 17.0 times, respectively. The decline in inventory turnover during the three months ended June 30, 1998 was the result of having an unusually high level of staged inventory as of June 30, 1998.

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

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     On July 13, 1997, a former customer brought suit against the Company in the 152nd Judicial District Court of Harris County, Texas. The plaintiff alleges that the Company failed to provide and complete promised installation and configuration of certain computer equipment within the time promised by the Company. Based on these allegations, the plaintiff sued for breach of contract and other statutory violations, seeking actual monetary damages of approximately $3 million and treble damages under the Texas Deceptive Trade Practices Act. On June 17, 1998, the Company settled suit with the Company paying $70,000 to the plaintiff.

     The Company is party to other litigation and claims which management believes are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, The Company believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 16, 1998 the Company held its annual meeting of stockholders for the following purposes:

                1.    To elect six directors;

                2.    To   amend   Article   Fourth   of  the   Certificate   of
                      Incorporation of the Company to reduce the number of authorized shares of common stock, $0.01 par value, from 50,000,000 to 15,000,000

      The voting on the above matters by the stockholders was as follows:

            Matter                         For               Withheld
      Election of Directors:

      James H. Long                  3,800,739                 12,450
      Donald R. Chadwick             3,800,739                 12,450
      G. Chris Andersen              3,800,739                 12,450
      Richard D. Darrell             3,800,739                 12,450
      Jack M. Johnson, Jr.           3,800,739                 12,450
      Donald D. Sykora               3,800,739                 12,450

      Amend Article Fourth of the Certificate of Incorporation
      of the Company to reduce the number of authorized shares
      of common stock, $0.01 par value, from 50,000,000 to
      15,000,000                     3,804,359                  8,900




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Allstar Systems, Inc.

August 4, 1998                   By:      /s/ JAMES H. LONG
Date                             James H. Long, Chief Executive Officer



August 4 1998                    By:      /s/ DONALD R. CHADWICK

Date                             Donald R. Chadwick, Chief Financial Officer