Form 10-Q
period 1998-09-30
ALLSTAR SYSTEMS INC
filed 1998-11-05
CIK 1020017

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
 (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1998
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 333-09789

                              ALLSTAR SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

DELAWARE                                             76-0515249
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

Title                                          Outstanding

Common Stock $.01 par value per share          As of September 30, 1998,
                                               4,522,911 shares outstanding

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and par value amounts)


                                              September 30,      December 31,
                                                  1998              1997
                                                                (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents
         Restricted cash                      $                   $      280

         Cash                                       1,431              1,301

              Total cash and cash equivalents       1,431              1,581

     Accounts receivable   trade, net              28,671             23,759

     Accounts receivable   affiliates                 655                434

     Inventory                                     10,141              4,700

     Deferred taxes                                   212                212

     Other current asset                              398                404

              Total current assets                 41,509             31,090

Property and equipment                              2,281              2,013

Other assets                                          240                 81

Total                                            $ 44,030           $ 33,184
                                                  =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Notes payable                              $   7,642          $   1,572

     Accounts payable                              16,605             12,805

     Accrued expenses                               5,032              3,565

     Income taxes payable                             (13)                82

     Deferred service revenue                         233                242

              Total current liabilities            29,494             18,266

     Deferred Credit - Stock warrants                 195                195

Total liabilities                                  29,694             18,461


Commitments and contingencies Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares
       authorized, no shares issued
     Common stock:
       $.01 par value, 50,000,000 shares authorized,
       4,454,411 and 4,522,911 shares issued and outstanding
       on December 31, 1997 and September 30, 1998, respectively   45     45
     Additional paid in capital                    10,250             10,013

     Unearned restricted stock                       (270)

     Treasury stock(271,200 shares, at cost)         (834)

     Retained earnings                              5,145              4,665

              Total stockholders' equity           14,336             14,723

Total                                             $44,030            $33,184
                                                   ======             ======

                 See notes to consolidated financial statements

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                Three Months Ended September 30,

                                                    1998                    1997
                                                    ----                    ----

Total Revenue                                   $ 44,775                $ 31,914

Cost of sales and services                        38,211                  27,777
                                                 -------                 -------
Gross Profit                                       6,564                   4,137

Selling, general and administrative expenses       6,325                   3,439

Operating income                                     239                     698

Interest expense and other income (net)               95                      82

Income before provision for income taxes             144                     616

Provision for income taxes                            57                     236

Net income                                     $      87              $      380
                                                ========               =========

Net income per share:
         Basic                                     $0.02                   $0.09
                                                    ====                    ====
         Diluted                                   $0.02                   $0.09
                                                    ====                    ====

Weighted average shares outstanding:
         Basic                                 4,340,364               4,268,664
                                               =========               =========
         Diluted                               4,340,364               4,195,991
                                               =========               =========



                                                 Nine Months Ended September 30,

                                                  1998                    1997
                                                  ----                    ----

Total Revenue                                   $117,157                $ 90,745

Cost of sales and services                        99,833                  77,850

Gross Profit                                      17,324                  12,895

Selling, general and administrative expenses      16,364                  10,412

Operating income                                     960                   2,483

Interest expense and other income (net)              175                     680

Income before provision for income taxes             785                   1,803

Provision for income taxes                           305                     701

Net income                                           480            $      1,102
                                               =========             ===========

Net income per share:
         Basic                                     $0.11                   $0.34
                                                    ====                    ====
         Diluted                                   $0.11                   $0.34
                                                    ====                    ====

Weighted average shares outstanding:
         Basic                                 4,405,517               3,212,059
                                               =========               =========
         Diluted                               4,395,310               3,187,569
                                               =========               =========

                 See notes to consolidated financial statements

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                                     Nine Months             Nine Months
                                                                        ended                   ended
                                                                     September 30,           September 30,
                                                                         1998                    1997

Net income                                                           $    480              $    1,102

Adjustments to reconcile net income to net cash provided by (used in) operating activities
     Gain of disposal of assets

     Depreciation and amortization                                        573                     384

     Deferred taxes                                                                               190

     Deferred offering costs                                                                      412

Changes in assets and liabilities that provided (used) cash:
     Accounts receivable   trade, net                                  (4,911)                 (2,482)

     Accounts receivable   affiliates                                    (221)                    (87)

     Inventory                                                         (5,441)                   (143)

     Other current assets                                                   6                    (176)

     Other assets                                                        (159)

     Accounts payable                                                   3,800                     809

     Accrued expenses                                                   1,466                     325

     Income taxes payable                                                 (95)                   (552)

     Deferred service revenue                                              (9)                   (112)


         Net cash provided by (used in) operating
              activities                                               (4,511)                   (330)


Cash flows from investing activities:
     Capital Expenditures                                                (842)                   (467)


         Net cash used in investing activities:                          (842)                   (467)


Cash flows from financing activities:
     Net proceeds from issurance of common stock                           33                   8,706

     Purchase of treasury stock                                          (900)
     Net increase (decrease) in notes payable                           6,070                  (7,021)


         Net cash provided by (used in) financing activities:           5,203                   1,685


Net increase (decrease) in cash and cash
     equivalents                                                         (150)                    888

Cash and cash equivalents at beginning of period                        1,581                     229

Cash and cash equivalents at end of period                          $   1,431                $  1,117
                                                                     ========                 =======
Supplemental disclosures of cash flow information:
     Cash paid for interest                                        $      254               $     794
                                                                    =========                ========
     Cash paid for taxes                                           $      401               $     976
                                                                    =========                ========

                 See notes to consolidated financial statements

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

1.    BASIS OF PRESENTATION

     Allstar Systems, Inc. and subsidiaries ("Allstar"') is engaged in the sale and service of computer and telecommunications hardware and software products. Allstar's wholly owned subsidiary, Stratasoft, Inc. creates and markets software related to the integration of computer and telephone technologies. In January, 1997 Allstar formed IT Staffing Inc. to provide temporary and permanent placement services of technical personnel. In March, 1998 Allstar formed Allstar Systems Rio Grande, Inc., a wholly owned subsidiary, to conduct operations in West Texas and New Mexico. All operations of the business are primarily conducted from offices located in Houston, Dallas, Austin, McAllen, San Antonio, and El Paso, Texas and in Albuquerque and Las Cruces, New Mexico. In addition, Allstar conducts sales of computer products through representatives located in Florida, Missouri and Oklahoma.

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

     The condensed consolidated financial statements presented herein at September 30, 1998 and for the three and nine months ended September 30, 1998 are unaudited; however, all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, recurring nature. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet at December 31, 1997 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. Although management believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission.

     New Accounting Pronouncements. On January 1, 1998, Allstar adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting
Comprehensive Income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the presentation of net income. SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. For the three and nine months ended September 30, 1998 and 1997, Allstar had no items of comprehensive income, and as a result Allstar's reported net income was the same as comprehensive income.

     In March 1998, the Accounting Standards Executive Committee ("ACSEC") of the American Institute of Certified Public Accountants ('AICPA') reached a consensus on Statement of position ("SOP") No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, which provides guidance on accounting for the costs of computer software. SOP No. 98-1 is effective for fiscal years beginning after December 15, 1998. Management is
evaluating   what,   if  any,   impact  this  SOP  will  have  on  Allstar  upon
implementation.

     In April 1998, the ACSEC of the AICPA reached a consensus on SOP No. 98-5, Reporting on the Costs of Start-up Activities, which provides that the costs of such activities be expensed as incurred. SOP No. 98-5 is effective for fiscal years beginning after December 15, 1998. Management is evaluating what, if any, impact this SOP will have on Allstar upon implementation.

     In March 1998, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 97-11, Accounting for the Internal Costs Relating to Real Estate Property Acquisitions, which requires that internal costs of identifying and acquiring operating properties be expensed as incurred. Management is currently evaluating the impact this EITF, which was effective for transactions on or after March 20, 1998, will have on Allstar.

2.    INCENTIVE STOCK PLANS

     In September 1997 Allstar adopted the 1997 Incentive Stock Plan (the "Incentive Plan") and the 1997 Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Incentive Plan, Allstar's Compensation Committee may grant up to 417,500 shares of common stock, which have been reserved for issuance, to certain key employees of Allstar. The Incentive Plan provides for the granting of incentive awards in the form of stock options, restricted stock, phantom stock, stock bonuses and cash bonuses in accordance with the provisions of the plan. Additionally, no shares may be granted after the tenth anniversary of the Incentive Plan's adoption. Allstar has reserved for issuance, under the Director Plan, 100,000 shares of common stock, subject to certain antidilution adjustments. The Director Plan provides for a one-time option by newly elected directors to purchase up to 5,000 common shares, after which each director is entitled to receive an option to purchase up to 2,000 common shares upon each date of re-election to Allstar's Board of Directors. Options granted under the Director Plan have an exercise price equal to the fair market value on the date of grant and generally expire ten years after the grant date. As of September 30, 1998, 28,000 stock option grants have been issued to directors under the Director Plan. The exercise price of 20,000 of the directors' options is $4.625 per share and 8,000 options have an exercise price of $3.69 per share. As of September 30, 1998 incentive stock options totaling 267,700 shares have been issued to employees. The exercise price of 80,000 of the stock option grants is $6.00 per share, 100,300 of the stock option grants have an exercise price of $4.625 per share and 87,400 options have an exercise price of $3.75 per share. The stock option grants will vest ratably over the five year period from the date of issuance. In addition, incentive awards in the form of restricted stock were granted for 14,286 shares which will vest ratably over the two year period ending July 7, 1999 and 63,500 shares which will vest ratably over the five-year period ending May 20, 2003.

3.   LITIGATION

     Allstar is party to litigation and claims which management believes are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, Allstar believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

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

OVERVIEW

     The Company is engaged in the business of reselling computer hardware, business telephone systems and software products and providing related services. In addition, the Company derives revenue from providing IT Services to purchasers of Computer Products and other customers. The Company operates from offices in Houston, Austin, El Paso, McAllen, San Antonio and Dallas, Texas and in Albuquerque and Las Cruces, New Mexico. While all offices offer computer related products and services, certain offices do not offer telecommunications products and services. The Company develops and markets CTI Software through its wholly owned subsidiary Stratasoft, Inc. To date, most of the Company's revenue has been derived from Computer Products sales. During the quarter ended September 30, 1998, Computer Products totaled 85.4% of revenues while IT Services, Telecom Systems and CTI Software totaled 7.9%, 5.1% and 1.6% of revenues, respectively.

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

     The following table sets forth, for the periods indicated, certain financial data derived from the Company's consolidated statements of operations for the three months ended September 30, 1998 and 1997 and indicates the percentage of total revenue for each item.

                                                                  Three Months ended September 30,
                                                                       1998        1997
                                                                  Amount        %       Amount        %
Revenue(1)
   Computer Products                                             $38,217      85 4      $27,767     87 0
   IT Services                                                     3,533       7 9        2,696      8 5
   Telecom systems                                                 2,302       5 1          801      2 5
   CTI Software                                                      723       1 6          650      2 0
                                                                --------       ---     --------      ---
     Total revenue                                                44,775     100 0       31,914    100 0

Gross Profit
   Computer Products                                               4,484      11 7        2,879     10 4
   IT Services                                                     1,127      31 9          843     31 3
   Telecom Systems                                                   549      23 9          183     22 8
   CTI Software                                                      404      55 9          232     35 7
                                                                --------       ---     --------      ---
     Total Gross Profit                                            6,564      14 7        4,137     13 0

Selling, general and administrative expense                        6,325      14 1        3,439     10 8
                                                                --------       ---     --------      ---
Operating income                                                     239       0 5          698      2 2
Interest expense (net of other income)                                95       0 2           82      0 3
                                                                --------       ---     --------      ---
Income before provision for income taxes                             144       0 3          616      1 9
Provision (benefit) for income taxes                                  57       0 1          237      0 7
                                                                --------       ---     --------      ---
Net Income                                                       $    87       0 2     $    380      1 2
                                                                 =======       ===     ========      ===

Earnings per share                                                 $0 02                  $0 09
                                                                    ====                   ====

   Weighted average shares outstanding                         4,340,364              4,268,664
                                                               =========              =========

(1) Percentages shown are percentages of total revenue, except gross profit percentages, which represent gross profit by each business unit as a percentage for each such unit.

Three Months Ended September 30, 1998 Compared To Three Months Ended September 30, 1997

     TOTAL REVENUE. Total revenue increased by $12.9 million (40.3%) from $31.9 million in 1997 compared to $44.8 million in 1998. Revenue from Computer Products increased by $10.5 million (37.7%) from $27.8 million in 1997 to $38.2 million in 1998. Revenue from Computer Products as a percentage of total revenue decreased 1.6% from 87.0% in 1997 to 85.4% in 1998. Approximately $2.5 million of the increase in Computer Products from the prior period was realized in new offices while $7.9 million was realized in offices existing during the 1997 period. Revenue from IT Services increased $837,000 (31.0%) from $2.7 million in 1997 to $3.5 million in 1998 because of the continued expansion of its billable technical staff, together with the addition of new customers. Approximately one-half of the increase in IT Services revenue was realized in new offices with the other half being realized in offices existing in the 1997 period. Revenue from IT Services as a percentage of total revenue decreased from 8.5% in 1997 to 7.9% of total revenues in 1998 due to the higher rates of growth realized in Computer Products and Telecom Systems. Revenue from Telecom Systems increased by $1.5 million (187.4%) from $801,000 in 1997 to $2.3 million in 1998. The increase in Telecom Systems revenue was primarily the result of the Company's ability to obtain new orders for system installations from new customers. Revenue from Telecom Systems as a percentage of total revenue increased from 2.5% in 1997 to 5.1% in 1998. CTI Software revenue increased by $73,000 (11.2%) from $650,000 in 1997 to $723,000 in 1998. The increase in CTI Software revenues was due to the installation of a greater number of systems in 1998 than were installed in 1997. Revenue from CTI Software, as a percentage of total revenue, decreased from 2.0% in 1997 to 1.6% in 1998 because the growth rates of the Company's other divisions were higher than the 11.2% increase achieved by CTI Software.

     GROSS PROFIT. Gross profit increased by $2.4 million (58.6%) from $4.1 million in 1997 to $6.6 million in 1998 and gross margin increased from 13.0% in 1997 to 14.7% in 1998. The gross margin for Computer Products increased from 10.4% in 1997 to 11.7% in 1998, which was primarily the result of lower unit costs on the products purchased relative to their selling prices which reflects intensified competition among the Company's suppliers and the ability of the Company's sales force to obtain marginally higher prices in the 1998 period. While the Company's sales force has been able to increase the gross margin realized on Computer Products revenues, in certain instances, the Company has been providing a higher level of service to its customers. The increase in services provided has enhanced the margin realized while increasing the Company's selling, general and administrative costs. The gross profit from IT Services increased 33.8% from $843,000 in 1997 to $1.1 million in 1998. Gross margin increased slightly from 31.3% in 1997 to 31.9% in 1998. While the Company incurred higher rates of compensation for its billable technical staff during the 1998 period, the higher rates were offset by a greater utilization rate in 1998, resulting in a slight decrease in labor costs overall. The Company treats its costs associated with its technical staff as part of the cost of sales. When higher utilization rates are realized, cost of sales, expressed as a percentage of revenues, decreases. The wage costs of the Company's billable staff continue to be higher in the 1998 period compared to the 1997 period, due to the relative scarcity of qualified technical staff in the computing services industry. The gross profit for Telecom Systems sales increased $366,000 (200%) from 183,000 in 1997 to 549,000 in 1998. Gross margin improved nominally by 1.1% but continues to reflect less that industry norms for gross profit realization. The gross margin for CTI Software increased from 35.7% in 1997 to 55.9% in 1998 due to the company's ability to realize higher prices for its CTI products relative to the hardware and installation costs than in the 1997 period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $2.9 million (83.9%) from $3.4 million in 1997 to $6.3 million in 1998. As a percentage of total revenue, selling, general and administrative expenses increased from 10.8% in 1997 to 14.1% in 1998. Those components of selling, general and administrative expenses which increased significantly, as a percentage of revenues, were personnel related costs, general expenses related to opening new offices and expanding existing offices. In the 1998 period the Company operated offices in El Paso, San Antonio, McAllen and New Mexico which did not exist in the 1997 period. In addition, the Company has commenced selling through its direct sales representatives in Oklahoma, Missouri and Florida. Throughout 1998 and especially during the 1998 quarter, when compared to the 1997 period, the Company employed a significant number of new employees in its new offices, as well as increases in its Austin and Dallas office staffs. Since these employees generally receive compensation prior to the realization of significant revenues the amount of selling, general and administrative expenses increased both as to amount and as a percent of revenues. The Company also increased the number of administrative employees relative to the increases in revenues in order to enhance its ability to meet the requirements expected of revenue growth and increases in the number of employees and of the number of offices operated by the Company. Most notably, the Company upgraded its computing systems to enhance the speed and capacity of its systems. During the 1998 quarter the Company maintained a higher level of sales and administrative personnel than in the 1997 period. The costs of the personnel were greater, as a percentage of revenue, because the increase in personnel exceeded the increase in revenues realized.

     The Company has opened the new offices and employed additional sales and administrative personnel with the expectation that revenues would be increased commensurate with the increases in sales and administrative personnel. While revenues increased in excess of 40% and gross profit increased by over 58% over the prior year period, sales and administrative personnel costs increased by approximately 85% over the prior period. The Company believes that revenues will increase over time to restore the balance between the higher level of personnel costs and revenues. However, such forward looking statements include risks and uncertainties many of which are not within the control of the Company and which may cause actual results to differ materially from the expectations expressed in such statements. The risks and uncertainties, include but are not limited to, the Company's ability to realize such expectations in the highly competitive and rapidly changing businesses in which it is engaged, the Company's reliance upon its suppliers and product availability, the Company's reliance on its key customers and the establishment of new customer relationships to increase its revenues. There can be no assurance that the Company will realize revenues commensurate with its increases in selling and administrative expenses.

     OPERATING INCOME. Operating income decreased by $459,000 (65.8%) from $698,000 in 1997 to $239,000 in 1998 due, principally, to higher selling, general and administrative expenses. Operating income decreased as a percentage of total revenue from 2.2% in 1997 to 0.5% in 1998. Contributing to the decrease in operating income were operating losses incurred in newly opened offices. The combined pretax losses incurred in the operation of newly opened offices were approximately $570,000 during the three months ended September 30, 1998, while similar losses were $65,000 in the 1997 period..

     INTEREST EXPENSE (NET OF OTHER INCOME). Interest expense (net of other income) increased $13,000 from $82,000 during 1997 period compared to $95,000 in the 1998 period. This reflects a higher level of the Company's short-term debt during the 1998 period when compared to 1997 and lower interest rates during the 1998 period when compared to 1997.

     NET INCOME. Net income, after a provision for income taxes totaling $57,000 (reflecting an effective tax rate of 38.5% in 1997 compared to 39.6% in 1998), decreased by $293,000 from $380,000 in 1997 to $87,000 in 1998.

     The following table sets forth, for the periods indicated, certain financial data derived from the Company's consolidated statements of operations for the nine months ended September 30, 1998 and 1997 and indicates the percentage of total revenue for each item.

                                                                  Nine months ended September 30,
                                                                       1998        1997
                                                              Amount        %       Amount    %
Revenue(1)
   Computer Products                                            $100,417      85.7      $78,620     86.6
   IT Services                                                     9,487       8.1        7,413      8.2
   Telecom systems                                                 5,192       4.4        3,038      3.4
   CTI Software                                                    2,061       1.8        1,674      1.8
     Total revenue                                               117,157     100.0       90,745    100.0

Gross Profit
   Computer Products                                              11,724      11.7        8,602     10.9
   IT Services                                                     3,142      33.1        2,725     36.8
   Telecom Systems                                                 1,508      29.0          820     27.0
   CTI Software                                                      950      46.1          748     44.7
     Total Gross Profit                                           17,324      14.8       12,895     14.2

Selling, general and administrative expense                       16,364      14.0       10,412     11.5
Operating income                                                     960       0.8        2,483      2.7
Interest expense (net of other income                                175       0.1          680      0.7
Income before provision for income taxes                             785       0.7        1,803      2.0
Provision (benefit) for income taxes                                 305       0.3          701      0.8
Net Income                                                      $    480       0.4   $    1,102      1.2

Earnings per share                                                 $0.11                  $0.34

   Weighted average shares outstanding                         4,405,517              3,212,059

(1) Percentages shown are percentages of total revenue, except gross profit percentages which represent gross profit by each business unit as a percentage for each such unit.

Nine Months Ended September 30, 1998 Compared To Nine Months Ended September 30, 1997.

     TOTAL REVENUE. Total revenue increased by $26.4 million (29.1%) from $90.7 million in 1997 compared to $117.2 million in 1998. Revenue from Computer Products increased by $21.8 million (27.7%) from $78.6 million in 1997 to $100.4 million in 1998. Revenue from Computer Products as a percentage of total revenue decreased 0.9% from 86.6% in 1997 to 85.7% in 1998. Approximately $5.0 million of the increase in Computer Products from the prior period was realized in new offices while $16.8 million was realized in offices existing during the 1997 period. Revenue from IT Services increased $2.1 million (28.0%) from $7.4 million in 1997 to $9.5 million in 1998 because of the continued expansion of its billable technical staff, together with the addition of new customers and the opening of new offices, approximately $800,000 of the increase between the 1997 period and the 1998 period was attributable to new offices. Revenue from IT Services as a percentage of total revenue decreased from 8.2% in 1997 to 8.1% of total revenues in 1998. Revenue from Telecom Systems increased by $2.2 million (70.9%) from $3.0 million in 1997 to $5.2 million in 1998. The increase in Telecom Systems revenue was primarily the result of the Company's ability to obtain new orders for system installations from new customers and the addition of sales personnel. Revenue from Telecom Systems as a percentage of total revenue increased from 3.4% in 1997 to 4.4% in 1998. CTI Software revenue increased by $387,000 (23.2%) from $1.6 million in 1997 to $2.1 million in 1998. The increase in CTI Software revenues was the result of the addition of new customers and expanded marketing. Revenue from CTI Software, as a percentage of total revenue, remained at 1.8% in both periods.

     GROSS PROFIT. Gross profit increased by $4.4 million (34.3%) from $12.9 million in 1997 to $17.3 million in 1998 and gross margin increased from 14.2% in 1997 to 14.8% in 1998. The gross margin for Computer Products increased from 10.9% in 1997 to 11.7% in 1998, which was primarily the result of lower unit costs on the products purchased relative to their selling prices which reflects intensified competition among the Company's suppliers and the ability of the Company's sales force to obtain marginally higher prices in the 1998 period. The gross profit from IT Services increased 15.3% from $2.7 million in 1997 to $3.1 million in 1998. Gross margin for IT Services decreased from 36.8% in 1997 to 33.1% in 1998. This decrease in gross margin was primarily attributable to a lower utilization rate, as well as, higher compensation rates for the Company's billable technical staff, leading to higher labor costs as a percent of revenue. The Company treats its costs associated with its technical staff as part of the cost of sales. Due to the relatively fixed nature of technical staff costs, when lower than expected revenues are realized, cost of sales, expressed as a percentage of revenues, increases proportionately. Additionally, the wage costs of the Company's billable staff are generally higher in the 1998 period compared to the 1997 period, due to the relative scarcity of qualified technical staff in the computing services industry. Gross profit for Telecom Systems increased $688,000 (83.9%) from $820,000 in the 1997 period to $1.5 million in 1998. The gross margin for Telecom Systems sales increased from 27.0% in 1997 to 29.0% in 1998, reflecting modest reduction in the installation costs, expressed as a percentage of revenues. The gross margin for CTI Software increased from 44.7% in 1997 to 46.1% in the 1998 due to improvement in the pricing of CTI software products.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $6.0 million (57.2%) from $10.4 million in 1997 to $16.4 million in 1998. As a percentage of total revenue, selling, general and administrative expenses increased from 11.5% in 1997 to 14.0% in
1998. Those components of selling, general and administrative expenses which increased significantly, as a percentage of revenues, were commissions in Computer Products, personnel related costs, general expenses related to opening new offices and expanding existing offices and costs associated with the settlement of a law suit. The increase in commission expense in Computer Products was due to an increase in gross margin during the 1998 period versus the 1997 period and payments of "unearned commissions' in the form of minimum commissions guaranteed to newly hired sales personnel during their start-up period. During the 1998 period, when compared to the 1997 period, the Company employed a significant number of new employees in its San Antonio, El Paso and New Mexico offices, as well as increases in its Austin and Dallas office staffs. Since the new employees in all offices received compensation prior to the realization of significant revenues the amount of selling, general and administrative expenses increased both as to amount and as a percent of revenues. The Company also increased the number of administrative employees relative to the increases in revenues in order to enhance its ability to meet the requirements of revenue growth and increases in the number of offices operated by the Company. Most notably, the Company upgraded its computing systems to enhance the speed and capacity of its systems. During the upgrade significant overtime and other costs were incurred as the system change was implemented. Some of these excess costs may continue into subsequent periods. In addition, during the 1998 period the Company incurred costs related to the opening of offices in San Antonio, McAllen and El Paso, Texas and Albuquerque and Las Cruces, New Mexico without realizing revenues commensurate with those expenses.

     OPERATING INCOME. Operating income decreased by $1.5 million (61.3%) from $2.5 million in 1997 to $960,000 in 1998 due to higher selling, general and administrative expenses. Operating income decreased as a percentage of total revenue from 2.7% in 1997 to 0.8% in 1998. Contributing to the decrease in operating income were operating losses incurred in newly opened offices. The combined pretax losses incurred in the operation of newly opened offices were approximately $553,000 compared to $65,000 during the 1997 period..

     INTEREST EXPENSE (NET OF OTHER INCOME). Interest expense (net of other income) decreased $505,000 from $680,000 during 1997 period compared to $175,000 in the 1998 period. This reflects the reduced level of the Company's short-term debt during the 1998 period when compared to 1997. The reduction was accomplished by applying all of the net proceeds from the sale of common stock in July, 1997 to the repayment of the Company's debt.

     NET INCOME. Net income, after a provision for income taxes totaling $305,000 (reflecting an effective tax rate of 38.9% in 1997 and 38.9% in 1998), decreased by $622,000 from $1.1 million in 1997 to $480,000 in 1998.

Liquidity and Capital Resources

     The Company's working capital was $12.8 million and $12.0 million at December 31, 1997 and September 30, 1998, respectively. As of September 30, 1998, the Company had borrowing capacity under the Company's credit facility of $26.1 million of which $22.3 million was used under the Company's floor plan and revolving credit facility. Unused borrowing capacity at September 30, 1998 was $3.8 million.

Cash Flow

     Operating activities used net cash totaling $4,511,000 during the nine months ended September 30, 1998. Operating activities used net cash during the nine months ended September 30, 1998 because of increases in inventories and accounts receivable which were partially offset by increases in accounts payable and accrued expenses. Net income and depreciation provided cash of $953,000 in the nine months ended September 30, 1998 versus $1.5 million in the 1997 period. The increase in inventories was primarily the result of increases in inventories staged for delivery to customers and inventories being stocked for certain customers. Of the $5.4 million increase during the nine months ended September 30, 1998, $3.2 million related to an increase in inventories staged for delivery to customers, $1.6 million of the increase relates to higher stocking requirements imposed by customers and the balance was due to a higher level of sales activities.

     Investing activities used cash totaling $842,000 during the nine months ended September 30, 1998. The Company's investing activities that used cash during this period was primarily related to capital expenditures. During the next twelve months, the Company expects to incur capital expenditures, a majority of which is expected to be incurred for leasehold improvements and other capital expenditures in connection with the consolidation of its warehouse facilities into a single facility in the Dallas-Fort Worth area, the refurbishment of its Dallas branch office and the opening of branch offices. The actual amount and timing of such capital expenditures may vary substantially depending upon, among other things, the actual facilities selected, the level of expenditures required to render the facilities suitable for the Company's purposes and the terms of lease arrangements pertaining to the facilities.

     Financing activities provided cash totaling $6.1 million from borrowing under the Company's credit facility during the nine months ended September 30, 1998. The Company expended $900,000 for the purchase of treasury stock to be used for employee incentive stock plans. The Company issued restricted shares to certain of its employees and charged expense and increased paid in capital for $33,000 during the nine months ended September 30, 1998 relating to the issuance of such shares.

Asset Management

     The Company had trade accounts receivable, net of allowance for doubtful accounts, of $28.7 million at September 30, 1998. The number of days' sales outstanding in trade accounts receivable was 53 days, which is slightly lower than the days outstanding of the prior quarter. The number of days outstanding continues to reflect, improved but still, slower than normal payment by the Company's customers during the three months ended September 30, 1998. Bad debt expense as a percentage of total revenue for the three months ended September 30, 1998 was 0.2%, which was 0.1% less than bad debt expense for the three months ended September 30, 1997. The Company's allowance for doubtful accounts, as a percentage of trade accounts receivable, was 1.0% at December 31, 1997 and 1.7% at September 30, 1998. Inventory turnover for the three and nine months ended September 30, 1998 was 12.6 times, and 16.4 times, respectively. The decline in inventory turnover during the three months ended September 30, 1998 was the result of having a high level of staged inventory as of September 30, 1998.

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



PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

     On July 13, 1997, a former customer brought suit against the Company in the 152nd Judicial District Court of Harris County, Texas. The plaintiff alleges that the Company failed to provide and complete promised installation and configuration of certain computer equipment within the time promised by the Company. Based on these allegations, the plaintiff sued for breach of contract and other statutory violations, seeking actual monetary damages of approximately $3 million and treble damages under the Texas Deceptive Trade Practices Act. On September 17, 1998, the Company settled suit with the Company paying $70,000 to the plaintiff.

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


                              Allstar Systems, Inc.

November 4, 1998                      By:      /s/ JAMES H. LONG
                                               -----------------
Date                         James H. Long, Chief Executive Officer



November 4, 1998                       By:      /s/ DONALD R. CHADWICK
                                               ----------------------

Date                         Donald R. Chadwick, Chief Financial Officer