Form 10-K
period 1998-12-31
ALLSTAR SYSTEMS INC
filed 1999-04-12
CIK 1020017

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ___________

                         Commission file number: 0-21479

                              ALLSTAR SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

                      Delaware                         76-0515249
              (State of Incorporation)     (I.R.S. Employer Identification No.)
               6401 Southwest Freeway
                     Houston, TX                 77074
      (Address of principal executive offices)(Zip code)

        Registrant's telephone number including area code: (713) 795-2000

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:

                          COMMON STOCK, $.01 Par Value
                                (Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 31, 1999, as reported on NASDAQ National Market System, was approximately $2,602,406.

     The number of shares of Common Stock, $.01 Par Value, outstanding as of March 31, 1999 was 4,232,211.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10, 11, 12, and 13.

PART I

Item 1.  Business

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY INCLUDING, BUT NOT LIMITED TO, STATEMENTS CONTAINED IN ITEM 1. - "BUSINESS" ITEM 2. "PROPERTIES," ITEM 3. - "LEGAL PROCEEDINGS" AND ITEM 7. "MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED THAT ANY STATEMENT THAT IS NOT A STATEMENT OF HISTORICAL FACT, INCLUDING BUT NOT LIMITED TO, STATEMENTS WHICH MAY BE IDENTIFIED BY WORDS
INCLUDING, BUT NOT LIMITED TO, "ANTICIPATE," "APPEAR," "BELIEVE," "COULD," "ESTIMATE," "EXPECT" "HOPE," "INDICATE," "INTEND," "LIKELY," "MAY," "MIGHT," "PLAN," "POTENTIAL," "SEEK," "SHOULD," "WILL," "WOULD," AND OTHER VARIATIONS OR NEGATIVE EXPRESSIONS THEREOF, ARE PREDICTIONS OR ESTIMATIONS AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. NUMEROUS FACTORS, INCLUDING FACTORS WHICH THE COMPANY HAS LITTLE OR NO CONTROL OVER, MAY AFFECT THE COMPANY'S ACTUAL RESULTS AND MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. IN EVALUATING SUCH STATEMENTS, READERS SHOULD CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING MATTERS SET FORTH IN ITEM 1. "FACTORS WHICH MAY AFFECT THE FUTURE RESULTS OF OPERATIONS," WHICH COULD CAUSE ACTUAL EVENTS, PERFORMANCE OR RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH STATEMENTS.

GENERAL

     Allstar Systems, Inc. is engaged in the business of providing its customers with solutions to their information and communications technology needs. The company markets its products and services primarily in Texas from five locations in the Houston, Dallas-Fort Worth, El Paso, Austin and San Antonio metropolitan areas. The company's customer base of approximately 2,700 accounts is comprised primarily of mid-sized customers and regional offices of larger customers in commercial, educational and governmental sectors. The company positions itself to provide its customers with single-source solutions for both their computer and telecommunications needs by offering a broad range of products and services and the expertise to service and support integrated computer and telecommunications applications.

     The company's revenue is derived from three business segments:

          Information Technology sells computer hardware and software products, along with networking and data communications products, including related integration and support services.

          Telecom Systems sells and supports telecommunications systems, including smaller "key" telephone systems, larger private branch exchange ("PBX") telephone systems, video conferencing systems and voice mail systems.

          CTI Software, through a wholly owned subsidiary, Stratasoft, Inc., markets its own software products for computer-telephony integration, including products for call center and other high volume calling applications.

     The company was incorporated in 1983 as a Texas corporation and was reincorporated in 1996 as a Delaware corporation. The executive offices are located at 6401 Southwest Freeway, Houston, Texas 77074 and the telephone number is (713) 795-2000.

     The market for information and communications technology products and services has experienced significant growth in recent years and the use of such products and outsourced services within organizations has been impacted by several trends. The company believes that the general demand for information technology products and related services has increased because of the following trends:

          The introduction of local-area and wide-area networks has allowed organizations to supplement or replace expensive, centralized mainframe computer systems with more flexible and affordable microcomputer based client/server platforms.

          The emergence of widely-accepted industry standards for hardware and software has increased the acceptance of open architecture networks that can, and frequently do, contain products from numerous manufacturers and suppliers.

          Rapid   technological   improvements  in  computer  hardware  and  the
          introduction of new software operating systems have also created the need to expand or upgrade existing networks and systems.

          The proliferation of Internet access has increased the demand for increased computing power and network throughput.

          Price decreases have made such networks and systems more affordable to a larger number of organizations.

     The advent of open architecture networks has impacted the market for information technology services. Wider use of complex networks involving a variety of manufacturer's equipment, operating systems and applications software has made it increasingly difficult for users of information and communications technology to diagnose problems and to maintain the technical knowledge and repair parts necessary to provide support services. The company believes that increased outsourcing of more sophisticated support services by business and institutional customers has resulted from the technical complexities created by multi-manufacturer and supplier network systems and rapid technological change. Increasingly, organizations seeking technology products often require prospective vendors not only to offer products from many manufacturers and suppliers, but also to have available proficient service expertise to assist them in product selection, system design, installation and post-installation support and service. The company believes that the ability to offer customers a comprehensive solution to their information technology needs, combined with the ability to work within its customers' environments as integral members of their information and communications technology systems management team, are increasingly important in the marketplace.

     Telecommunications systems have evolved in recent years from simple analog telephone systems to sophisticated digital systems, with modern digital systems featuring voice processing, automated attendant, voice and fax mail, automatic call distribution and call accounting. The ability to interface these new digital phone systems to user's computer systems now allows these telephone systems to interact with the user's computerized data to create powerful business solutions. Computerized "call accounting" allows an organization with integrated telephone and computer systems to track telephone usage and long distance toll billing and easily interface that data with computerized accounting and billing systems. Integrated voice and facsimile handling allows a user to retrieve, send and manage voice and facsimile messages on his or her computer screen. Computerized telephone number listings allow the user to look up telephone numbers on the computer and then have the computer dial the number automatically. For more complex call center applications, computer systems can manage outbound calling campaigns while automatically blending inbound calls to available agents in order to enhance agent productivity.

     The company believes that the evolution of the digital telephone system to a more open architecture, aided by standards established by large software manufacturers for the interface of telephone and computer technologies, is causing rapid industry change. These digital telephone systems, along with the many software products that are rapidly becoming available for use in computer-telephony, require sophisticated installation and integration service capability. The company believes that the trend toward computer-telephony integration is likely to continue and that integrated voice, data and video communication will become more affordable. As the technology and management of telecommunications and computer systems converge over the next decade, the company believes that growth opportunities will be presented for companies presently able to provide and service the latest integrated telecommunications and computer technologies.

BUSINESS STRATEGY

     To achieve its objectives, the company intends to pursue these key strategies:

     Geographic Expansion into New Markets. In order to expand into new geographic markets and create growth opportunities with new customers, the company opened a number of new offices over a short period of time during late 1997 and early 1998. The company opened new offices in Austin, Texas in the third quarter of 1997 and in McAllen and El Paso, Texas late in 1997. Early in 1998, the company significantly increased the size of its El Paso office and opened offices in Albuquerque and Las Cruces, New Mexico. Later in 1998, the company opened its eighth office in San Antonio, Texas. During the second half of 1998, the company also began employing sales representatives to work from their homes in new markets, and employed new sales representatives in the states of Florida, Nebraska, Missouri and Oklahoma. The expenditures that were required to establish a marketing and operating organization in those new markets has been a factor in causing profitability to decline during the past year. Of primary short-term importance is solidifying the revenue gains that the company has made in those new markets, while continuing to increase revenue to a level at which the new offices are contributing to profitability. Longer term, the company intends to evaluate the need for opening additional offices in Texas and other regions as opportunities and circumstances warrant.

     Pursue "Same Office" Growth. The company has continued to produce revenue growth in its older, more mature offices in Houston and Dallas and intends to continue to pursue growth opportunities in those markets through increased numbers of customer relationships. By expanding the number of product and service offerings made available to customers, the company hopes to increase revenue from existing customers in these mature offices.

     Enhance Services Component in Information Technology. For many years, and continuing through 1998, the company employed a separate sales force, reporting to separate management, for the marketing of Information Technology services and products. The company is combining the two sales forces under a single organizational structure in order to take advantage of the much larger products sales force to sell services offerings. The products sales force, at the end of 1998, was approximately ten times as large, in terms of total sales staff, as the services sales force. The company intends to pursue having the products sales staff market services in an attempt to produce higher growth rates from services revenues, which typically produce higher margins than that of product revenues. The company also intends to expand the number of service offerings in order to provide additional sources of service revenues and to produce higher rates of growth from services revenues.

     Improve Telecom Systems and CTI Software Profitability. The company began offering Telecom Systems and CTI Software in 1994 and 1995, respectively, and these two business units have produced high rates of revenue growth. Compared to the previous year, Telecom Systems revenue grew 41.3% and 38.8% and CTI Software revenue grew 66.5% and 44.3% during 1997 and 1998, respectively. While these business units produce higher than company average gross margin, they have produced operating losses in each of the past two years. The company's challenge is to continue the growth in these business units while improving profitability during 1999 and thereafter.

PRODUCTS AND SERVICES

     The company's revenues are derived from sales of information and communications systems and by providing services related to the use of such. The company believes that much of its product sales revenues are reliant upon the company's ability to offer services related to the installation, integration, support and service of such products. The products and/or services marketed in each of the company's three business segments are described below.

Information Technology:

     The company offers its customers a wide variety of computer hardware and software products available from approximately 900 manufacturers and suppliers. The company's products include desktop and laptop computers, monitors, printers and other peripheral devices, operating system and application software, network products and mid-range host and server systems. The company is an authorized reseller of products from a number of leading manufacturers of computer hardware, software and networking equipment.

     The company markets a variety of services offerings related to the service and support of information technology systems. The company prices its services on a time and materials basis, under fixed price project pricing or under fixed fee service contracts, depending on customer preference and the level of service commitment required. To support and maintain the quality of these services and to maintain vendor accreditation necessary to resell and service its significant product lines, the company's technical staff participates in various certification and authorization programs sponsored by hardware manufacturers and software suppliers. In markets where the company does not maintain branch offices, it often subcontracts for necessary technical personnel, particularly where required for larger scope or prolonged duration contracts. Information Technology services include the following:

          Contract Systems Engineer, Technician and Programmer Staffing. The company provides short-term supplemental technical staffing, including hardware and software technicians, help desk personnel, systems and network engineers and programming staff.

          Systems Engineering. The company provides systems engineering services including information technology consulting, network design, on-site and remote network administration, network diagnostics, new technology feasibility and impact analyses and disaster recovery plan analyses.

          Information Technology Project Management. The company provides project management services for major hardware and software upgrades and conversions, delivery and installation "roll-outs" of major new hardware and software installations and large network installations, including multiple citywide-area network implementations.

          Information Systems Support. The company is an authorized warranty service provider for many popular computer and computer peripheral products and provides hardware repair and maintenance services, complex network diagnostic services, end user support services and software diagnostic services. The company also offers complete outsourcing of a customer's computer and network management and technical support needs on a contract basis. The company provides on-site service parts stocking, help desk assistance, fixed asset management and tracking.

          Telecommunications and Data Systems Cabling. The company provides networking and telecommunications cabling services required for all major networking topologies, including fiber optic cabling. The company also offers cabling services for adding to, moving or changing existing network systems.

          Contract Programming Services. The company offers contract programming services, primarily related to database design and implementation, client server applications and Internet site development.

          IT Staffing Services. In January 1997 the company, through its wholly owned subsidiary IT Staffing, Inc., began providing customers with technical personnel for temporary and permanent positions. The company recruits and places personnel for a wide variety of technical positions related principally to computing hardware and software skill sets.


Telecom Systems:

     The company began its Telecom Systems business in 1994 to capitalize on the trend toward computer-telephony integration. The company currently markets, installs and services business telephone systems, including large PBX systems and small key systems, along with a variety of related products including hardware and software products for data and voice integration, wide area connectivity and telephone system networking and wireless communications.

CTI Software:

     Through its wholly-owned subsidiary, Stratasoft, Inc., the company develops and markets proprietary CTI Software, which integrates business telephone systems and networked computer systems, under the trade name "Stratasoft." CTI Software is designed to improve the efficiency of a call center and other types of high volume calling applications, for both inbound and outbound calls. Basic products offered by the company are typically customized to suit a customer's particular needs and are often bundled with computer hardware supplied by the company at the customer's request. The company entered the CTI Software business in late 1995 by acquiring two computer-telephony software products, currently sold under the names StrataDial and StrataVoice. A new product, Strata-Interactive, has also been developed by the company. The company now markets these three computer-telephony software products, which are described below:

          StrataDial. StrataDial is a predictive dialer software product for outbound call center applications such as sales and promotion, collections, surveys, lead generation and announcements that require personal contact. StrataDial features inbound/outbound call blending without requiring an automated call distribution feature of the telephone system. StrataDial collects campaign specific data during the telephone call and provides comprehensive on line reporting and statistical analysis of the campaign data. StrataDial also features open architecture that allows easy interaction with the customer's other database applications. Dialing parameters and campaign characteristics can be changed without shutting down the dialer, as is required with many competing products.

          StrataVoice.  StrataVoice is an outbound  dialing product designed for high volume applications that do not require human interaction. StrataVoice applications include appointment confirmation and setting, court appearance notification, surveys, community notification such as school closings and emergency evacuation, employee updates, absenteeism notification, telemarketing and market research. A telephone system utilizing StrataVoice dials a computerized list of numbers and can ask the contacted person a number of questions, including branching to other questions and statements based on responses. StrataVoice also allows the contacted person to leave messages. Scripting tools are included that allow the user to develop campaigns. The system builds a database of respondent data and has comprehensive response reporting capabilities. Strata-Interactive. Strata-Interactive is an interactive voice response software product that allows telephone calls to access computer information at any time using a simple touch-tone telephone. Applications for interactive voice response technology vary and include insurance coverage verification and claims reporting, utility company account information and outage reporting, bank account information and on-line transactions, and shipment verification and tracking information. Strata-Interactive is based upon open architecture and is designed to work with networked computers.

FINANCIAL INFORMATION BY BUSINESS SEGMENT

     See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for financial information on revenue and operating income of each business segment.

SALES AND MARKETING

     The company markets its products and services primarily through direct sales representatives. Direct sales representatives are teamed with in-house customer service representatives and are assigned to specific customer accounts. The company believes that direct sales lead to better account penetration and management, better communications and long-term relationships with its customers. The company's sales personnel, including account managers and customer service representatives, are partially compensated, and in some cases are solely compensated, on the profitability of accounts which they participate in developing. The company's three business segments utilize slightly different methods of sales and marketing:

      Information Technology. The Information Technology business segment operates from all of the company's offices, and promotes its products and services through general and trade advertising, participation in trade shows and telemarketing campaigns. The company believes that a significant portion of this business segment's new customers originate through word-of-mouth referrals from existing customers and industry partners such as manufacturers' representatives, and through customer and lead sharing with the company's other two business units.

      Telecom Systems. The Telecom Systems business unit operates primarily from the company's Houston office, and its sales and marketing efforts are concentrated in that market. Telecom Systems uses primarily telemarketing, along with participation in trade shows and general trade advertising to market its products and services.

      CTI Software. Stratasoft, Inc., the company's CTI Software business unit, operates from the company's Houston office and utilizes telemarketing, participation in trade shows and general trade advertising to market its products. Leads are followed up on and managed by account managers. In addition, Stratasoft markets its products through a network of value added resellers, who typically integrate their products with Stratasoft's software products to provide a complete solution.

CUSTOMERS

     The company focuses its marketing efforts on mid-sized customers and regional offices of larger customers located in or near the metropolitan areas in which the company maintains offices. The company occasionally provides products and/or services in markets where the company does not have an office, typically to branch operations of customers with which the company has an established relationship. The company's customer base is not concentrated in any industry group. The company's top ten customers (which have varied from year to year) accounted for 33.2%, 21.2% and 31.7% of the company's revenue during 1996, 1997 and 1998, respectively. Approximately 2,700 customers purchased products or services from the company during 1998. In 1998, the largest single customer constituted 9.3% of total revenues; however, in prior years, the company's largest customer has constituted as high as 11.2% of revenues. The company has only a small amount of backlog relative to total revenues because the company has no long-term commitments by customers to purchase products or services from the company. Although the company has service contracts with many of its large customers, such service contracts are project-based and/or terminable upon relatively short notice.

SUPPLY AND DISTRIBUTION

     The company relies on wholesale distributors to supply a majority of the products that it sells through its Information Technology and CTI Software business units. The company purchases the majority of its products from three primary suppliers to obtain competitive pricing, better product availability and improved quality control. Products sold by the company's Telecom Systems business unit are generally purchased directly from the original equipment manufacturer. The company attempts to develop strategic arrangements with its principal suppliers, including the coordination of drop shipment orders, the outsourcing of certain computer configuration services, national roll-out and installation projects and the sharing of product information.

     The company maintains standard authorized dealership agreements from many leading manufacturers of computer and telecommunications hardware and software. Under the terms of these authorized dealership agreements, the company is entitled to resell associated products to end-users and to provide warranty service. The company's status as an authorized reseller of key product lines is essential to the operation of the company's business. In general, the authorized dealer agreements do not require minimum purchases and include termination provisions ranging from immediate termination to termination upon 90 days prior written notice. Some of these agreements are conditioned upon the continuation of the company's supply arrangement with a major wholesale distributor acceptable to the manufacturer.

     The company operates small warehouses within each of its branch offices and a major regional distribution center located in Dallas, for the purpose of receiving, warehousing, configuration and shipping products.

     In 1995, the company began an initiative to drop ship a higher percentage of orders directly from its suppliers to its customers. This initiative has resulted in the percentage of drop shipped orders increasing significantly. While the company does not believe that it is in its best interest to drop ship all orders, it does intend to try to increase the volume of drop shipments with the expectation of reducing its freight, distribution and administrative costs related to these revenues.

     While some manufacturers of products sold by the company offer to price-protect the inventory carried by the company for a certain length of time following a price decrease by the manufacturer, recently many manufacturers have moved to more restrictive price protection policies or have largely eliminated price protection. In addition, certain manufacturers and suppliers have implemented a more restrictive policy regarding inventory returns during the past year.

MANAGEMENT INFORMATION SYSTEMS

     The company depends on its customized management information systems ("MIS") to manage most aspects of its business. The company's MIS provides its sales staff, customer service representatives and certain customers with product pricing and availability from its principal suppliers' warehouses throughout the United States. The purchasing systems are real time, allowing buyers to act within minutes on a newly received and credit-approved sales order. The company's MIS contain productivity tools for sales lead generation, including integration between telemarketing and prospect database management. Sales management features include a variety of reports available for any combination of customer, salesperson, sales team and office criteria. The company uses its MIS to manage sales orders, purchasing, service contracts, service calls and work orders, engineer and technician scheduling and time tracking, service parts acquisition and manufacturer warranties. Reporting can also be generated for project profitability, contract and customer analysis, parts tracking and employee time tracking. During the second quarter of 1998 the company completed a conversion of its MIS to a more powerful computing platform which will allow the company to improve and enhance its MIS.

EMPLOYEES

     As of December 31, 1998 the company employed approximately 513 individuals. Of these, approximately 128 were employed in sales, marketing and customer service, 214 were employed in engineering and technical positions and 171 were employed in administration, finance and MIS. The company believes that its ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been, and will continue to be, critical to its ability to execute its business plans. None of the company's employees are represented by a labor union or are subject to a collective bargaining agreement. The company believes that its relations with its employees are good.

HISTORY AND REINCORPORATION

     The  company  was  incorporated  under  Texas  law in 1983  under  the name
Technicomp Corp. On June 30, 1993, the company changed its name to Allstar-Valcom, Inc., and then again, on December 28, 1993, the company changed its name to Allstar Systems, Inc. On December 27, 1993, the company engaged in a merger in which it was the surviving corporation. In the merger, Allstar Services, Inc. and R. Cano, Inc., both of which were affiliated with the company, were merged with and into Allstar Systems, Inc. in order to streamline the business. In 1995 the company formed a wholly owned subsidiary, Stratasoft, Inc., to purchase and develop its CTI Software business unit. In 1997, the company formed another wholly-owned subsidiary, IT Staffing, Inc., for the purpose of conducting business in the placement of temporary and permanent technical personnel. In 1998 the company formed another wholly owned subsidiary, Allstar Systems Rio Grande, Inc., to develop and manage business opportunities in the Rio Grande region congruent with the business of the parent, Allstar Systems, Inc. In October 1996, the company effected a reincorporation and merger in the State of Delaware through which the 328,125 shares of the company's predecessor, Allstar Systems, Inc., a Texas corporation, which were outstanding prior to the merger, were converted into approximately 2,675,000 shares of the newly incorporated Delaware corporation (the "Reincorporation"). The effect of the Reincorporation on the number of shares outstanding prior to the Reincorporation was similar in effect to an approximately 8.15-for-1 stock split.

FACTORS WHICH MAY AFFECT FUTURE RESULTS OF OPERATION

Risk of Low Margin Business

     Given the significant levels of competition that characterize the computer reseller market, it is unlikely that the company will be able to increase gross profit margins. In order to attract and retain many of its larger customers, the company frequently must agree to volume discounts and maximum allowable markups that serve to limit the profitability of sales to such customers. In addition, manufacturers of products sold by the company have recently changed their business practices to largely eliminate price protection for inventory held by the company and have also reduced and/or eliminated return privileges for inventory held by the company. Any increase in inventory devaluation risks that cannot be passed onto the company's customers would result in write-offs or markdowns of the value of such inventory with the result being a charge to gross profit, reducing gross margin. Any failure by the company to maintain or increase its gross profit margins and sales levels could have a material adverse effect on the company's financial condition and results of operations.

Dependence on Availability of Credit

     The company's business activities are capital intensive in that the company is required to finance accounts receivable and inventory. In order to obtain necessary working capital, the company relies primarily on lines of credit under which the available credit are dependent on the amount and quality of the company's accounts receivable and inventory. As a result, the amount of credit available to the company may be adversely affected by factors such as delays in collection or deterioration in the quality of the company's accounts receivable, inventory obsolescence, economic trends in the computer industry, interest rate fluctuations and the lending policies of the company's lenders. Many of these factors are beyond the company's control. Any decrease or material limitation on the amount of capital available to the company under its credit lines and other financing arrangements would limit the ability of the company to fill existing sales orders, purchase inventory or expand its sales levels and, therefore, would have a material adverse effect on the company's financial condition and results of operations. (See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Interest Rates

         Any significant increases in interest rates will increase the company's cost of capital and would have an adverse effect on the company's financial condition and results of operations. The inability of the company to have continuous access to capital at reasonable costs would materially and adversely impact the company's financial condition and results of operations. (See Item 7
- "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Highly Competitive Business

     The company is engaged in business activities that are intensely competitive and rapidly changing. Price competition could materially adversely affect the company's financial condition and results of operations. The company's competitors include major computer products and telephone equipment manufacturers and distributors, including certain manufacturers and distributors that supply products to the company. Other competitors include established national, regional and local resellers, systems integrators, telephone systems dealers, computer-telephony value-added resellers and other computer-telephony software suppliers.

Management of Growth

         The company has experienced rapid growth that has and may continue to put strains on the company's management and operational resources. The company's ability to manage growth effectively will require it to continue to implement and improve its operational, financial and sales systems, to develop the skills of its managers and supervisors and to hire, train, motivate and manage its employees.

Regional Concentration

     For the foreseeable future, the company expects that it will continue to derive most of its revenue from customers located in or near the metropolitan areas in which the company maintains offices. Accordingly, an economic downturn in any of those metropolitan areas or in the region in general, would likely have a material adverse effect on the company's financial condition and results of operations.

Dependence on Key Personnel

     The success of the company for the foreseeable future will depend largely on the continued services of key members of management, leading salespersons and technical personnel. The company does not maintain key personnel life insurance on any of its executive officers or salespersons other than its Chairman and Chief Executive Officer. The company's success also depends in part on its ability to attract, hire, train and retain qualified managerial, technical and sales and marketing personnel at a reasonable cost, particularly those involved in providing systems integration, support services and training. Competition for such personnel is intense. The company's financial condition and results of operations could be materially adversely affected if the company were unable to attract, hire, train and retain qualified personnel.

Dependence    on    Continued    Authorization    to    Resell    and    Provide
Manufacturer-Authorized Services

     The company's future success in both product sales and services depends largely on its continued status as an authorized reseller of products and its continued authorization as a service provider. The company maintains sales and service authorizations with many industry-leading product manufacturers. Without such sales and service authorizations, the company would be unable to provide the range of products and services currently offered. In addition, some of these agreements are based upon the company's continued supply relationship with its major distributors. Furthermore, loss of manufacturer authorizations for products that have been financed under the company's credit facilities constitutes an event of default under such credit facilities. In general, the agreements between the company and its product manufacturers either provide for fixed terms or for termination on 30 days prior written notice. Failure to maintain such authorizations could have a material adverse effect on the company's financial condition and its results of operations.

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

Inventory Obsolescence

     The business in which the company competes is characterized by rapid technological change and frequent introduction of new products and product enhancements. The company's success depends in large part on its ability to identify and obtain products that meet the changing requirements of the marketplace. There can be no assurance that the company will be able to identify and offer products necessary to remain competitive or avoid losses related to obsolete inventory and drastic price reductions. The company attempts to maintain a level of inventory required to meet its near term delivery requirements by relying on the ready availability of products from its principal suppliers. Accordingly, the failure of the company's suppliers to maintain adequate inventory levels of products demanded by the company's existing and potential customers and to react effectively to new product introductions could have a material adverse effect on the company's financial condition and results of operations. Additionally, the company is at risk for decreases in realizable inventory value for inventory held by the company, due to product obsolescence.

Reliance on Key Customers

     The company's top ten customers, which have varied from year to year, accounted for 33.2%, 21.2% and 31.7% of the company's revenue during 1996, 1997 and 1998, respectively. During 1998, the company's largest customer accounted for 9.3% of total revenues, but in past years the single largest customer has accounted for as much as 11.2% of total revenues. Based upon historical results and its existing relationships with customers, the company believes that a substantial portion of its total revenue and gross profit will continue to be derived from sales to existing customers. There are no long-term commitments by such customers to purchase products or services from the company. A significant reduction in business with any of the company's largest customers could have a material adverse effect on the company's financial condition and results of operations.

Reliance on MIS

     The company's success is largely dependent on the accuracy, quality and utilization of the information generated by its customized MIS, which affects its ability to manage its sales, accounting, inventory and distribution. The company anticipates that it will continually need to refine and enhance its management information systems as the company grows and the needs of its business evolve. Although the company has a plan to try to mitigate any problems that might arise from the Year 2000 problem, there can be no assurance that this issue will not impact the company's information and telecommunications systems. In view of the company's reliance on its information and telecommunication systems, any interruption or errors in these systems could have a material adverse effect on the company's financial condition and results of operations. (See Item 1 - "Management Information Systems" and Item 7 - "Year 2000 Issue").

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

Control by Existing Stockholders

     James H. Long, founder, Chairman of the Board, President and Chief Executive Officer of the company owns 50.1% of the outstanding Common Stock and Mr. Long will have the ability to control the election of a majority of the members of the company's board of directors, prevent the approval of certain matters requiring the approval of at least two-thirds of all stockholders and exert significant influence over the affairs of the company.

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

Item 2.  Properties

FACILITIES

     The company does not own any real property and currently leases all of its existing facilities. The company subleases its headquarters and Houston office that are housed in a free standing building of approximately 48,000 square feet. The Houston office sublease expired on December 31, 1998 and was extended for an additional year under similar terms and conditions. The company's corporate level operations occupy approximately 12,600 square feet of the Houston office. Telecom Systems and CTI Software occupy approximately 6,500 and 3,700 square feet of the Houston, respectively but occupy no space in any of the company's other offices.

     The company's Dallas office is housed in a freestanding building of approximately 20,000 square feet. The Dallas facility lease expired on June 30, 1998 and was renewed for an additional three years under similar terms and conditions. The company also leases a storage facility of approximately 7,000 square feet in Houston. The lease on this warehouse expired on April 14, 1998 and the company extended the lease on a month-to-month basis pending assessment of future needs. During 1997, the company added additional offices in Austin, McAllen and El Paso, Texas. During 1998 the company opened additional offices in San Antonio, Texas and in Albuquerque and Las Cruces, New Mexico, and moved its El Paso office to larger facilities. The company has leased interim offices in Albuquerque, Las Cruces and McAllen under leases expiring in less than one year, in two years for the San Antonio office and in three years for the Austin office. In 1998 the company expanded its distribution capabilities by entering into a three year lease on a 30,000 square foot warehouse in Dallas. The company intends to lease other facilities in these cities as its business expands. The company believes that suitable facilities will be available as needed. All of the non-Houston facilities are occupied solely by Information Technology.

Item 3.  Legal Proceedings

     The company is party to litigation and claims which management believes are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, the company believes the final outcome of such matters will not have a material adverse effect on its results of operations or financial position.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     On July 7, 1997 the company completed an initial public offering of its Common Stock. The shares are traded on the Nasdaq National Market under the symbol "ALLS".

                                                   High         Low
Fiscal 1997
     Third quarter (Commencing July 7, 1997)        8            6
     Fourth quarter                                 7 1/2        3 15/16
Fiscal 1998
     First quarter                                  5 5/16       4 3/8
     Second quarter                                 4 1/4        3 5/8
     Third quarter                                  3            1 7/8
     Fourth quarter                                 2 15/16      1 3/8

     The company estimates that, as of December 31, 1998, there were approximately 890 beneficial holders of the company's common stock. The company has never declared or paid any cash dividends on its Common Stock. The company currently anticipates that it will retain all earnings for use in its business operations. The payment of dividends is prohibited under the company's credit agreements, unless approved by the lenders.

Item 6.  Selected Financial Data

     The following sets forth the selected data of the company for the five years ended December 31, 1998.

                                                        Year ended December 31,
                                            (In Thousands except share and per share amounts)

                                     1994           1995           1996          1997            1998
Operating Data:
Revenue                           $64,076        $91,085       $120,359      $129,167        $167,173
Cost of sales and services         55,541         79,857        104,302       111,126         145,039
   Gross profit                     8,535         11,228         16,057        18,041          22,134
Selling, general and administrative
   expenses                         7,448          9,149         12,284        14,386          23,422
   Operating income (loss)          1,087          2,079          3,773         3,655          (1,288)
Interest expense (net of other
   income                             764          1,218          1,183           685             351
   Income (loss) before
   provision for income taxes         323            861          2,590         2,970          (1,639)
Provision (benefit) for
   income taxes                       140            342            987         1,126            (541)
     Net income (loss)            $   183        $   519       $  1,603      $  1,844       $  (1,098)

Supplemental Data:
Net income (loss) per share:
     Basic                        $  0.07        $  0.19       $  0.60       $   0.52       $ (  0.25)
     Diluted                      $  0.07        $  0.19       $  0.60       $   0.52       $ (  0.25)
Weighted average shares outstanding:
        Basic                   2,554,808      2,675,000     2,675,000      3,519,821       4,345,883
        Diluted                 2,554,808      2,675,000     2,675,000      3,526,787       4,345,883

                                                             As of December 31,
                                                               (In Thousands)

                                     1994           1995           1996          1997            1998

Balance Sheet Data:
Working Capital                    $1,363         $1,732        $2,291        $12,738          $9,800
Total Assets                       19,077         24,266        24,720         34,855          51,028
Short-term borrowings(1)            8,972          9,912         9,975          1,572          15,958
Long-term debt                          0              0             0              0               0
Stockholders' equity                2,205          2,724         4,327         14,637          12,705

(1) See Note 4 to the company's Consolidated Financial Statements. Short-term borrowings do not include amounts recorded as floor plan financing which are included in accounts payable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is qualified in its entirety by, and should be read in conjunction with, the company's Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Annual Report on Form 10-K.

Overview

     The company was formed in 1983 to engage in the business of reselling computer hardware and software products and providing related services. To date, most of its revenue has been derived from sales of computer products and related services. The company operated from a single office in Houston, Texas until 1992 when it opened a branch office in Dallas, Texas. In 1994, the company began offering Telecom Systems in its Houston office. In 1995, the company acquired and began marketing certain computer-telephony software products. During 1997 the company opened offices in Austin, McAllen and El Paso, Texas, and during 1998 opened additional offices in Albuquerque and Las Cruces, New Mexico, and San Antonio, Texas. In addition, the company employs sales representatives who work from their homes in Florida, Missouri, Nebraska and Oklahoma.

     Effective for the year ended December 31, 1998, the company will begin segment reporting as required by Statement of Financial Accounting Standard ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information, issued by the Financial Accounting Standards Board ("FASB") Three segments will be reported, with results detailed down to the earnings before interest and taxes line. The three segments are Information Technology, Telecom Systems and CTI Software. The results for the new Information Technology segment are the combined Computer Products and IT Services business units for which revenue and gross profit have been reported during past reporting periods.

     The gross margin varies substantially between each of these business segments. Over the past three years the gross margin in Information Technology has ranged between 11.7% and 12.9%; the gross margin in Telecom Systems has ranged between 26.1% and 35.5%; and the gross margin for CTI Software has ranged between 40.2% to 48.2%. Information Technology, Telecom Systems and CTI Software accounted for 93.6%, 4.5% and 1.9% of total revenues, respectively, during 1998.

     In order to reduce freight costs and selling, general and administrative expenses associated with product handling, the company began in 1995 to drop ship a higher percentage of orders directly from its suppliers to its customers. This initiative has resulted in the percentage of drop shipped orders (measured as the cost of goods drop shipped as a percentage of total cost of goods sold) growing from 18.1% in 1996, to 31.9% in 1998. While the company does not believe that it is in its best interest to drop ship all orders, it does intend to increase the volume of drop shipments with the expectation of reducing its freight, distribution and administrative costs related to these revenues.

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

     Manufacturers of many of the computer products resold by the company have consistently reduced unit prices near the end of a product's life cycle, most frequently following the introduction of newer, more advanced models. While some manufacturers of products sold by the company offer to price-protect the inventory carried by the company for a certain length of time following a price decrease by the manufacturer, recently many manufacturers have moved to more restrictive price protection policies or have largely eliminated price protection. Additionally, manufacturers have developed specialized marketing programs designed to improve or protect the manufacturer's market share. These programs often involve the granting of rebates to resellers to subsidize sales of computer products at reduced prices. While these programs generally enhance revenues they also generally result in lower margins being realized by the reseller. The company has participated in an increasing number of these programs in recent years. Based upon recent trends, the company believes that the number and amount of these programs will increase.

     Inacom Corp. ("Inacom") is the largest supplier of products sold by the company. Purchases from Inacom accounted for approximately 57.0%, 51.4%, and 33.2% of the company's total product purchases in 1996, 1997 and 1998, respectively. In August 1996, the company renewed its long-term supply arrangement with Inacom and agreed to purchase at least 80% of its products from Inacom, but only to the extent that such products were available through Inacom and made available within a reasonable period of time at reasonably competitive pricing. Inacom does not carry certain product lines sold by the company and Inacom may be unable to offer reasonable product availability and reasonably competitive pricing from time to time on those product lines that it carries. The company thus expects that less than 80% of its total purchases, as in past years, will be made from Inacom.

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data derived from the company's consolidated statements of operations and indicates the percentage of total revenue for each item .

                                                           Year ended December 31,
                                             1996                     1997                    1998
                                        Amount       %           Amount        %         Amount       %
                                                         (Dollars in thousands)
Revenue
   Information Technology.......      $ 115,247    95.7%        $121,619     94.1%      $156,579    93.6%
   Telecom Systems..............          3,824     3.2            5,403      4.2          7,499     4.5
   CTI Software.................          1,288     1.1            2,145      1.7          3,095     1.9
      Total.....................        120,359   100.0          129,167    100.0        167,173   100.0
Gross profit
   Information Technology.......         14,180    12.3           15,707     12.9         18,316    11.7
   Telecom Systems..............          1,359    35.5            1,412     26.1          2,326    31.0
   CTI Software.................            518    40.2              922     43.0          1,492    48.2
     Total......................         16,057    13.3           18,041     13.9         22,134    13.2
Selling, general and
  Administrative expenses
   Information Technology.......         10,459     9.1           11,431      9.4         18,786    12.0
   Telecom Systems..............          1,163    30.4            1,859     34.4          2,763    36.8
   CTI Software.................            662    51.4            1,096     51.1          1,873    60.5
     Total......................         12,284    10.2           14,386     11.1         23,422    14.0
Operating income (loss)
   Information Technology.......          3,721     3.2            4,276      3.5           (470)   (0.3)
   Telecom Systems..............            196     5.1             (447)    (8.3)          (437)   (5.8)
   CTI Software.................           (144)  (11.2)            (174)    (8.1)          (381)  (12.3)
     Total......................          3,773     3.1            3,655      2.8         (1,288)   (0.8)
Interest expense (net of
 other income)..................          1,183     1.0              685      0.5            351     0.2
Income (loss) before provision
 (benefit) for income taxes.....          2,590     2.2            2,970      2.3         (1,639)   (1.0)
Provision (benefit) for income
 Taxes..........................            987     0.8            1,126      0.9           (541)   (0.3)
Net income (loss)...............      $   1,603     1.3%        $  1,844      1.4%     $  (1,098)   (0.7)%

(1) Percentages shown in the table above are percentages of total company revenue, except for each individual segment's gross profit, selling, general and administrative expenses, and operating income, which are percentages of the respective segment's revenue.

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997 (Dollars in thousands)

     Revenue. Total revenue increased $38,006 (29.4%) to $167,173 in 1998 from $129,167 in 1997.

     Revenue from Information Technology, which comprised 93.6% of total revenue in 1998 compared to 94.1% in 1997, increased $34,960 (28.7%) to $156,579 in 1998 from $121,619 in 1997. The increase in Information Technology revenue was generally attributable to increased sales of products and services to new and existing customers and to sales generated in the company's newer branch offices. Of the $34,960 increase in Information Technology revenue, $17,526 (50.1%) resulted from increased sales in the company's more established offices in Houston and Dallas and $17,434 (49.9%) resulted from sales in the company's newer offices opened since mid-1997. The increase of $17,526 from the older, more established offices in Houston and Dallas represented an increase of 14.6% to $137,290 in 1998 from $119,764 in 1997. The increase of $17,434 from the company's newer branch offices represented an increase of 939.8% to $19,289 in 1998 from $1,855 in 1997. Total 1998 Information Technology revenue consisted of $143,407 (91.6% of total Information Technology revenue) from product sales and $13,172 (8.4% of total) from services as compared to $111,145 (91.4% of total) and $10,474 (8.6% of total), respectively, in 1997. Information Technology revenue from product sales increased 29.0% and revenue from services increased 25.8% during 1998 compared to 1997.

     Revenue from Telecom Systems, which comprised 4.5% of total revenue in 1998, compared to 4.2% in 1997, increased $2,096 (38.8%) to $7,499 in 1998 from
$5,403 in 1997. The increase in Telecom Systems revenue was primarily the result of increased sales of systems to new and existing customers and due to sales of larger systems. Telecom Systems operates primarily out of the company's Houston office and, therefore, has insignificant revenues attributable to sales from the company's other offices.

     Revenue from CTI Software, which comprised 1.9% of total revenue in 1998, compared to 1.7% in 1997, increased $950 (44.3%) to $3,095 in 1998 from $2,145 in 1997. The increased revenues from CTI Software were primarily the result of sales to new customers, the introduction of a new call center software product, the addition of several new resellers for their products and the integration of products with several third-party software products.

     Gross Profit. Gross profit increased $4,093 (22.7%) to $22,134 in 1998 from $18,041 in 1997, while gross margin decreased to 13.2% in 1998 from 13.9% in 1997. Gross profit and gross margin were affected by asset valuation markdowns of $2,040 in the company's Information Technology segment related to reducing the carrying value of that segment's inventory and certain vendor accounts receivables. The company decided that the mark-downs in inventory value were necessary based upon an analysis of the impact of supplier's changes in product return privileges and price protection policies made available by product manufacturers and suppliers. The markdowns related to reducing the carrying value of certain vendor accounts receivables were due to the company's inability to collect certain accounts related to special promotional funds owed to the company from certain of its suppliers.

     The gross margin for Information Technology decreased to 11.7% in 1998 from 12.9% in 1997, reflecting the effect of the aforementioned asset valuation markdowns and lower gross margin produced on the services revenue component of total Information Technology revenues.

     The gross margin for Telecom Systems increased to 31.0% in 1998 from 26.1% in 1997. This improvement in gross margin was primarily due to an increase to a more normal gross margin from the year earlier period when gross margin was lower than expected due to a number of circumstances, including the fact that the 1997 period contained a number of larger, lower margin sales.

     The gross margin for CTI Software increased to 48.2% in 1998 from 43.0% in 1997. This increase was due primarily to lower system installation costs, relative to revenue, reflecting improved productivity and efficiency due to improved software installation and customization tools introduced in 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $9,036 (62.8%) to $23,422 in 1998 from $14,386 in 1997. As a percentage of total revenue, selling, general and administrative expenses increased to 14.0% in 1998 from 11.1% in 1997.

     The dollar increase of approximately $3,200 was attributable to a 60.7% increase in sales personnel compensation due to the company's efforts to expand its sales force, particularly in the newer branch offices, and to increased commissions paid to sales staff resulting from increases in revenue; approximately $2,500 was attributable to a 59.5% increase in compensation to administrative personnel primarily related to the opening of additional offices; and $840 was attributable to a 79.3% increase in rent, utilities and telephone expenses primarily related to the company operating eight physical branch offices and a regional distribution facility at the end of the 1998 period compared to only three branch offices at the end of 1997. Other costs were generally higher in 1998 compared to 1997 due to the company opening and operating the additional branch offices and the distribution center and due to increased levels of business activity.

     Selling, general and administrative expenses in Information Technology increased $7,355 (64.3%) to $18,786 in 1998 compared to $11,431 in 1997. For
Telecom Systems, selling, general and administrative expenses increased $904 (48.6%) to $2,763 in 1998 from $1,859 in 1997. For CTI Software, selling, general and administrative expenses increased $777 (70.9%) to $1,873 from $1,096 in 1997.

     Operating Income (loss). Operating income decreased $4,943 (135.2 %) to a loss of $1,288 in 1998 from a profit of $3,655 in 1997 due primarily to the increase in selling, general and administrative expenses and the effect of the aforementioned asset valuation markdowns. Operating income in Information Technology decreased $4,746 (111.0%) to a loss of $470 in 1998 from operating income of $4,276 in 1997. For Telecom Systems, the operating loss decreased $10 (2.2%) to $437 in 1998 from $447 in 1997. For CTI Software, the operating loss increased $207 (119.0%) to $381 in 1998 from $174 in 1997.

     Interest Expense (Net of Other Income). Interest expense (net of other income) decreased $334 (48.8%) to $351 in 1998 compared to $685 in 1997. Interest expense decreased in 1998 due to the reduction of outstanding debt resulting from the 1997 stock offering proceeds applied to the reduction of debt.

     Net Income (Loss). Net income (loss), after an income tax benefit totaling $541 (reflecting an effective tax rate of 33.0% for 1998 compared to 37.9% for 1997), became a loss of $1,098 in 1998 compared to a profit of $1,844 in 1997.

Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996 (Dollars in thousands)

     Revenue. Total revenue increased $8,808 (7.3%) to $129,167 in 1997 from $120,359 in 1996. Revenue from Information Technology, which comprised 94.1% of total revenue, increased $6,372 (5.5%) to $121,619 in 1997 from $115,247 in
1996. The increase in Information Technology revenue was generally attributable to increased sales to new and existing customers. Revenue in Information Technology did not grow as expected in 1997 principally due to insufficient capital resources during the first half of 1997 and the inability of the newly added sales personnel to attain the level of revenue production normally expected of new personnel. Revenue from Telecom Systems, which comprised 4.2% of total revenue, increased $1,579 (41.2%) to $5,403 in 1997 from $3,824 in 1996.
The increase in Telecom Systems' revenue was primarily the result of adding new customers, of which one customer accounted for approximately $1,300 (82.3%) of the increase. Revenue from CTI Software increased $857 (66.5%) to $2,145 in 1997 from $1,288 in 1996. The increased revenues were primarily the result of sales to new customers.

     Gross Profit. Gross profit increased $1,984 (12.4%) to $18,041 in 1997 from $16,057 in 1996. Gross margin increased to 13.9% in 1997 from 13.3% in 1996. The gross margin for Information Technology increased to 12.9% in 1997 from 12.3% in 1996. The gross margin for Telecom Systems decreased to 26.1% in 1997 from 35.5% in 1996. In 1997, Telecom Systems bid on and won the installation of several large systems. As a result of the competitive bidding process employed by certain customers these large systems were projects that had lower than normal margins. In addition, gross margin decreased in 1997 due to the purchase of a large system by a single customer at a lower than usual margin. CTI Software gross margin increased to 43.0% in 1997, from 40.2% in 1996. This increase in CTI Software gross margin reflected slightly lower, installation costs and development costs (as a percentage of revenue) in 1997 compared to 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2,102 (17.1%) to $14,386 in 1997 from $12,284 in 1996. As a percentage of total revenue, selling, general and administrative expenses increased to 11.1% in 1997 from 10.2% in 1996. Of the dollar increase, approximately $1,500 (71.4%) was attributable to increased temporary and permanent personnel, principally in non-sales personnel. Other costs that grew at a rate in excess of the rate of growth in revenues include expenses relating to becoming and being a publicly held corporation and professional fees. The increase as a percentage of total revenue resulted primarily from increased expenditures for those expenses that do not fluctuate with gross profit or revenues. Selling, general and administrative expense in Information Technology increased $972 (9.3%) to $11,431 in 1997 compared to $10,459 in 1996. For
Telecom Systems, selling, general and administrative expense increased $696 (59.8%) to $1,859 in 1997 from $1,163 in 1996. For CTI Software, selling, general and administrative expense increased $434 (65.6%) to $1,096 in 1997 from $662 in 1996.

     Operating Income. Operating income decreased $118 (3.1%) to $3,655 in 1997 from $3,773 in 1996. Operating income as a percentage of total revenue decreased to 2.8% in 1997 from 3.1% in 1996 largely due to increases in selling, general and administrative expenses. Operating income in Information Technology business segment increased $555 (14.9%) to $4,276 in 1997 from $3,721 in 1996. For
Telecom Systems, operating income decreased $643 (327.6%) to an operating loss of $447 in 1997 compared to operating income of $196 in 1996. For CTI Software, the operating loss decreased $30 (20.8%) to $174 in 1997 from $144 in 1996.

     Interest Expense (Net of Other Income). Interest expense (net of other income) decreased $498 (42.1%) to $685 in 1997 from $1,183 in 1996. Interest expense decreased due primarily to the reduction of outstanding debt by applying the proceeds of the company's initial public offering to the reduction of debt.

     Net Income. Net income, after a provision for income taxes totaling $1,126 (reflecting an effective tax rate of 37.9% in 1997 compared to 38.1% in 1996), increased $241 to $1,844 in 1997 from $1,603 in 1996. Net income increased as a percentage of total revenue to 1.4% in 1997 from 1.3% in 1996.

Quarterly Results of Operations

     The following table sets forth certain unaudited quarterly financial information for each of the company's last eight quarters and, in the opinion of management, includes all adjustments (consisting of only normal recurring adjustments) which the company considers necessary for a fair presentation of the information set forth therein. The company's quarterly results may vary significantly depending on factors such as the timing of large customer orders, timing of new product introductions, adequacy of product supply, variations in the company's product costs, variations in the company's product mix, promotions by the company, seasonal influences and competitive pricing pressures. Furthermore, the company generally experiences a higher volume of product orders in its Information Technology business segment in the fourth quarter, which the company attributes to year-end capital spending by some of its customers. Any decrease in the number of year-end orders experienced by the company may not be offset by increased revenues in the company's first three quarters. The results of any particular quarter may not be indicative of results for the full year or any future period.

                                             1997                                       1998
                                                   (In thousands, except per share amounts)

                             First    Second    Third     Fourth           First  Second    Third     Fourth
                            Quarter   Quarter   Quarter   Quarter        Quarter  Quarter   Quarter  Quarter
Revenue
   Information Technology.  $25,213   $30,358   $30,463   $35,585        $30,644  $37,509   $41,750   $46,676
   Telecom Systems........      953     1,284       801     2,365          1,072    1,818     2,302     2,307
   CTI Software...........      427       597       650       471            826      513       723     1,033
     Total                   26,593    32,239    31,914    38,421         32,542   39,840    44,775    50,016
Cost of sales and service
   Information Technology.   21,877    26,089    26,741    31,205         26,317   32,581    36,139    43,226
   Telecom Systems........      650       951       618     1,772            900    1,031     1,753     1,489
   CTI Software...........      235       272       418       298            515      278       319       491
     Total                   22,762    27,312    27,777    33,275         27,732   33,890    38,211    45,206
Gross Profit
   Information Technology.    3,336     4,269     3,722     4,380          4,327    4,928     5,611     3,450
   Telecom Systems........      303       333       183       593            172      787       549       818
   CTI Software...........      192       325       232       173            311      235       404       542
     Total                    3,831     4,927     4,137     5,146          4,810    5,950     6,564     4,810
Selling, general and
administrative expenses
   Information Technology.    2,607     3,031     2,773     3,020          3,634    4,431     5,067     5,654
   Telecom Systems........      344       518       351       646            568      583       863       749
   CTI Software...........      184       290       315       307            374      450       395       654
        Total.............    3,135     3,839     3,439     3,973          4,576    5,464     6,325     7,057
Operating Income (loss)
   Information Technology.      729     1,238       949     1,360            693      497       544    (2,204)
   Telecom Systems........      (41)     (185)     (168)      (53)          (396)     204      (314)       69
   CTI Software...........        8        35       (83)     (134)           (63)    (215)        9      (112)
     Total                  $   696   $ 1,088   $   698   $ 1,173        $   234  $   486   $   239   $(2,247)
Interest expense (net of
     other income               289       309        82         5             28       51        95       177
Income (loss) before
     Provision (benefit) for
     income taxes.........      407       779       616     1,168            206      435       144    (2,424)
Provision (benefit) for
     income taxes.........      154       310       237       425             82      165        57      (845)
Net income (loss)           $   253   $   469   $   379   $   743        $   124  $   270   $    87  $ (1,579)
Net income (loss) per share
     (Basic and Diluted)..    $0.09     $0.17     $0.09     $0.17          $0.03    $0.06     $0.02  $  (0.37)

Liquidity and Capital Resources

     Historically, the company has satisfied its cash requirements principally through borrowings under its lines of credit and through operations. The company maintains a cash position sufficient to pay only its immediately due obligations and expenses. When the amount of cash available falls below its immediate needs the company requests an advance under its credit facility. As the company's total revenue has grown, the company has obtained increases in its available lines of credit to enable it to finance its growth. The company's working capital was $2,291, $12,738 and $9,800 at December 31, 1996, 1997 and 1998,
respectively. The increase in working capital during 1997 was attributable to the receipt of net proceeds from a public offering of the company's common stock in July 1997 and net earnings. The decrease in working capital during 1998 was primarily attributable to the net operating loss and capital expenditures. At December 31, 1998, the company had total borrowing capacity under its credit facility of approximately $30,000 as compared to $23,900 at December 31, 1997. At December 31, 1998 the company had outstanding borrowings of $29,999 and, thus, was fully borrowed against its credit facility based upon its collateral base at that time. At December 31, 1998, the company had a $30,000 credit facility with its primary lender, which was increased on a temporary basis to $40,000 to accommodate an increased level of business. The company is seeking a permanent increase in its credit facility to support a higher level of business. As of December 31, 1998, the company was fully borrowed against its available borrowing based due to the higher level of business during the fourth quarter. The company expects an increased level of business in 1999 and to support an increased level of business over the fourth quarter, the company will be required to increase its borrowing base relative to the borrowing base as of December 31, 1998. The company expects to accomplish this requirement by improved asset management. If the company does not increase its borrowing base it will not be able to significantly increase its level of revenue over that which was realized in the fourth quarter.

Cash Flows

     Operating activities provided net cash totaling $89 and $2,086 during 1996 and 1997, respectively, and used net cash totaling $10,831 during 1998. Net cash provided during 1996, was due primarily to the combined effect of significantly increased net income, a relatively small year-to-year increase in accounts receivable and a year-to-year decrease in inventory. During 1997, net cash was provided from operations due primarily to net income, increased levels of trade accounts payable and accrued expenses which more than offset increases in accounts receivable. During 1998, net cash was used by operations due primarily to a net loss, a large increase in accounts receivable, an increase in inventory, which was offset somewhat by an increase in accounts payable and accrued expenses.

     Accounts receivable increased $695, $8,999 and $9,377 during 1996, 1997 and 1998, respectively. Inventory decreased $545 and $162 in 1996 and 1997, respectively, and increased $3,797 in 1998.

     Investing activities used cash totaling $952, $992 and $1,764 during 1996, 1997 and 1998, respectively. The company's investing activities that used cash during these periods were primarily related to capital expenditures related to new offices, an expanded work force and upgrading of computing equipment and the company's management information systems. During the next twelve months, the company expects to incur an estimated $500 for capital expenditures. All or a portion of the $500 in capital expenditures currently anticipated by the company for such purposes are presently expected to be financed from net cash flow from operations or borrowings under the company's line of credit. The actual amount and timing of such capital expenditures may vary substantially depending upon, among other things, the performance of certain of the company's recently opened branch offices.

     Financing activities provided cash totaling $63, $258 and $13,552 during 1996, 1997 and 1998, respectively. In July 1997, the company received $8,661 net proceeds from the sale of Common Stock in a public offering. Those proceeds were used to reduce the outstanding balance under the company's line of credit. The primary source of cash from financing activities in other periods has been borrowings on the company's lines of credit. The lines of credit have been used principally to satisfy the company's cash requirements, including financing increases in accounts receivable and inventory. During 1998, the company used $834 to repurchase shares that were held in treasury at the end of 1998.

Asset Management

     The company's cash flow from operations has been affected primarily by the timing of its collection of accounts receivable. The company typically sells its products and services on short-term credit terms and seeks to minimize its credit risk by performing credit checks and conducting its own collection efforts. The company had accounts receivable, net of allowance for doubtful accounts, of $16,517, $25,516 and $34,893 at December 31, 1996, 1997 and 1998,
respectively. The number of days' sales outstanding in trade accounts receivable was 40 days, 60 days and 67 days for years 1996, 1997 and 1998, respectively. The increase in days' sales outstanding was caused by a general slow down in payments by the company's customers. Bad debt expense as a percentage of total revenue for the same periods was 0.2%, 0.2% and 0.2%. The company's allowance for doubtful accounts, as a percentage of accounts receivable, was 1.3%, 1.0% and 1.0% at December 31, 1996, 1997 and 1998, respectively.

     The company attempts to manage its inventory in order to minimize the amount of inventory held for resale and the risk of inventory obsolescence and decreases in market value. The company attempts to maintain a level of inventory required to reach only its near term delivery requirements by relying on the ready availability of products from its principal suppliers. Manufacturers of the company's major products have in the past generally provided price protection, which reduces the company's exposure to decreases in prices, but during 1998 most major product manufacturers reduced or largely eliminated price protection. The company's suppliers generally allow for some levels of returns of excess inventory, which, on a limited basis, are made without material restocking fees. During 1998, the Companies suppliers generally became more restrictive in their policies regarding product return privileges. Inventory turnover for 1996, 1997 and 1998 was 19.2 times, 21.5 times, and 22.0 times, respectively.

Credit Facilities

     On February 27, 1998 the company executed agreements with Deutsche Financial Services ("DFS") for a revolving line of credit (the "DFS Facility") which replaced the company's prior primary credit facility as the company's principal source of liquidity. The company's prior primary credit facility with IBM Credit Corporation ("IBMCC") was converted into a credit facility for the purchase of IBM branded computer products (the "IBMCC Facility").

     The total credit available under the DFS Facility is $30,000, subject to borrowing base limitations which are generally computed as a percentage of various classes of eligible accounts receivable and qualifying inventory. Credit available under the DFS Facility for floor plan financing of inventory from approved manufacturers (the "Inventory Line") is $20,000. Available credit under the DFS Facility, net of Inventory Line advances, is $10,000, which is used by the company primarily to carry accounts receivable and for other working capital and general corporate purposes (the "Accounts Line"). Borrowings under the Accounts Line bear interest at the fluctuating prime rate minus 1.0% per annum. Under the Inventory Line, DFS pays the company's inventory vendors directly, generally in exchange for negotiated financial incentives. Typically, the financial incentives received are such that DFS does not charge interest to the company until 40 days after the transaction is financed, at which time the company is required to either pay the full invoice amount of the inventory purchased from corporate funds or to borrow under the Accounts Line for the amount due to DFS. Inventory Line advances not paid within 40 days after the financing date bear interest at the fluctuating prime rate plus 5.0%. For purposes of calculating interest charges the minimum prime rate under the DFS Facility is 7.0%. DFS may change the computation of the borrowing base and disqualify accounts receivable upon which advances have been made and require repayment of such advances to the extent such disqualifications cause the company's borrowings to exceed the reduced borrowing base.

     The DFS Facility is collateralized by a security interest in substantially all of the company's assets, including its accounts receivable, inventory, equipment and bank accounts. Collections of the company's accounts receivable are required to be applied through a lockbox arrangement to repay indebtedness to DFS; however, DFS has amended the lockbox agreement to make such arrangements contingent upon certain financial ratios. Provided the company is in compliance with its debt to tangible net worth covenant, the company has discretion over the use and application of the funds collected in the lockbox. If the company exceeds that financial ratio, DFS may require that lockbox payments be applied to reduce the company's indebtedness to DFS. If in the future DFS requires that all lockbox payments be applied to reduce the company's indebtedness, the company would be required to seek funding from DFS or other sources to meet substantially all of its cash needs. The DFS agreement contains restrictive covenants which, among other things, require specific ratios of current assets to current liabilities and debt to tangible net worth and require Allstar to maintain a minimum tangible net worth. The terms of the agreement also prohibits the payment of dividends and other similar expenditures, including advances to related parties.

     The IBMCC Facility is a $2,000 credit facility for the purchase of IBM branded inventory from certain suppliers. Advances under the IBMCC Facility are typically interest free for 30 days after the financing date for transactions in which adequate financial incentives are received by IBMCC from the vendor. Within 30 days after the financing date, the full amount of the invoice for inventory financed through IBMCC is required to be paid by the company. Amounts remaining outstanding thereafter bear interest at the fluctuating prime rate (but not less than 6.5%) plus 6.0%. IBMCC retains a security interest in the inventory financed. The IBMCC Facility is immediately terminable by either party by written notice to the other.

     Both the IBMCC Facility and the DFS Facility prohibit the payment of dividends unless consented to by the lender.

Year 2000 Issue

     The Year 2000 problem generally results from the use in computer hardware and software of two digits rather than four digits to define the applicable year. When computers must process dates both before and after January 1, 2000, two-digit year "fields" may create processing ambiguities that can cause errors and system failures. For example, a date represented by "00" may be interpreted by the system as referring to the year 1900 rather than 2000. The effects of the Year 2000 problem can be exacerbated by the interdependence of computer and telecommunications systems in the United States and throughout the world. This interdependence can affect the company and its suppliers, trading partners, and customers ("outside entities"). The following are some of the identified risks related to the Year 2000 problem:

     Shortage of Resources. Between now and the year 2000 it is anticipated that there will be increased competition for people with technical and managerial skills necessary to deal with the Year 2000 problem. Both the company and outside entities could face an inability to attract and/or keep personnel with the necessary skills to solve and/or mitigate problems related to the Year 2000 problem.

     Potential Shortcomings. The company estimates that its mission-critical systems will be Year 2000-ready substantially before January 1, 2000. However, there is no assurance that the Y2K Plan will succeed in accomplishing its purpose, or that unforeseen circumstances will not arise during implementation of the Project that would materially adversely affect the company.

     Cascading Effect. The company is taking reasonable steps to identify, assess and, where appropriate, to replace devices that contain embedded microprocessors that cannot be determined to be warranted by the manufacturer to be Year 2000-ready. Despite these reasonable efforts, the company anticipates that it will not be able to find and remediate all embedded microprocessors in all systems. Further, it is anticipated that outside entities also will not be able to find and remediate all embedded microprocessors in their systems. Some of the disruptions, failures or errors may spread from the systems in which they are located, including from systems of outside entities, to other of the company's systems causing adverse effects upon the company's ability to maintain safe operations, to serve its customers and otherwise to fulfill certain contractual and other legal obligations.

     Third Parties. The company cannot assure that suppliers upon which it depends for essential goods and services, or customers upon which it depends for revenue and for timely payment of amounts due to the company, will convert and test their mission-critical systems and processes in a timely manner. Failure or delay by all or some of these entities, including federal, state or local governments, could create substantial disruptions which could have a material adverse effect on the company's business.

State of Readiness:

     The company's board of directors has been briefed about the Year 2000 problem. The board of directors has adopted a Year 2000 project (the "Y2K Plan") aimed at preventing the company's mission-critical functions from being impaired due to the year 2000 problem. "Mission-critical" functions are those critical functions whose loss would cause an immediate stoppage or significant impairment to core business processes.

     The company's Vice President of Information Systems is supervising the implementation of the Y2K Plan. The company is actively implementing the Y2K Plan, which will be modified as events warrant. Under the plan, the company has inventoried all of the computer systems and the telephone system at its corporate offices. The company is upgrading all computer and software systems that cannot be verified as warranted by the system's manufacturer to be Year 2000 compliant. The company's corporate offices telephone system is warranted by the manufacturer to be Year 2000 compliant. During the second quarter of 1999, the company will complete an inventory of all computers, software and telephone systems used in its branch offices and will upgrade or replace any systems that cannot be verified as warranted by the system's manufacturer to be Year 2000 compliant.

     The company's Y2K Plan recognizes that the computer, telecommunications and other systems of outside entities have the potential for major, mission-critical, adverse effects on the conduct of company business. The company does not have control of these outside entities or outside systems; however, the company's Y2K Plan includes attempting to verify the readiness of those outside entities or outside systems which might possibly have a material adverse effect on the company's business by contacting those outside entities to determine their readiness and to coordinate with those outside entities to mitigate the possibility of an interruption of any mission-critical process. The company will, throughout 1999, attempt to evaluate the readiness of any outside systems which might possibly create a material adverse effect on any mission-critical process.

     It is important to recognize that the processes of inventorying, assessing, analyzing, converting (where necessary), testing, and developing contingency plans for mission-critical items in anticipation of the Year 2000 event may be iterative processes, requiring a repeat of some or all of these processes as the company learns more about the Year 2000 problem and its effects on the internal business information systems and on outside systems, and about the effects of embedded microprocessors on systems and business operations. The company anticipates that it will continue with these processes through January 1, 2000 and on into the year 2000 in order to assess and remediate problems that reasonably can be identified only after the start of the new century.

Costs to Address Year 2000 Issues:

     The company has not incurred substantial historical costs for Year 2000 awareness, inventory, assessment, analysis, conversion, testing, or contingency planning and anticipates that any future costs for these purposes, including those for implementing Year 2000 contingency plans, are not likely to be substantial. The company has incurred expenditures, as part of an overall upgrading of its computer and telecommunications systems, during 1998 and through 1999 to date. The company has also recognized higher expenditures in managing its information and telecommunications systems as staff members have expended time and resources evaluating the company's Year 2000 readiness and implemented required changes. It is difficult to assess the additional expenditures over and above what would have been expended under normal circumstances, but the company estimates that it incurred expenditures of approximately $300 over and above that which would have been incurred were it not for the Year 2000 issue. The company currently believes that the additional expenditures specifically related to preparing for the Year 2000 issue will not be significant. Although the company believes that its estimates are reasonable, there can be no assurance that the costs of implementing the Y2K Plan will not differ materially from the estimated costs or that the company will not be materially adversely affected by year 2000 issues.

Worst Case Scenario:

     The Securities and Exchange Commission requires that public companies must forecast the most reasonably likely worst case Year 2000 scenario, assuming that the company's Year 2000 plan is not effective. Analysis of the most reasonably likely worst case Year 2000 scenarios the company may face leads to contemplation of the following possibilities which, though considered highly unlikely, must be included in any consideration of worst cases: widespread failure of electrical, natural gas, and similar supplies by utilities serving the company; widespread disruption of the services of communications common carriers; similar disruption to means and modes of transportation for the company and its employees, contractors, suppliers, and customers; significant disruption to the company's ability to gain access to, and continue working in, office buildings and other facilities; the failure of substantial numbers of mission-critical hardware and software computer systems, including both internal business systems and other systems (such as those with embedded microprocessors); and the failure of outside systems, the effects of which would have a cumulative material adverse impact on the company's mission-critical systems. Among other things, the company could face substantial claims by customers for loss of revenues due to service level interruptions, inability to fulfill contractual obligations, inability to account for certain revenues or obligations or to bill customers or pay vendors accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following mission-critical failures, and the execution of contingency plans. The company could also experience an inability by customers, and others to pay, on a timely basis or at all, obligations owed to the company. The company's suppliers may not be able to deliver goods and services required by the company. Under these circumstances, the adverse effect on the company, and the diminution of company revenues, could be material, although not quantifiable at this time. Further in this scenario, the cumulative effect of these failures could have a substantial adverse effect on the economy, domestically and internationally. The adverse effect on the company, and the diminution of company revenues, from a domestic or global recession or depression also could be material, although not quantifiable at this time. The company will continue to monitor business conditions with the aim of assessing and quantifying material adverse effects, if any, that result or may result from the Year 2000 problem.

     As part of its Y2K Plan, the company is developing contingency plans that deal with, among others, two primary aspects of the year 2000 problem: (i) that the company, despite its good-faith, reasonable efforts, may not have satisfactorily remediated all internal, mission-critical systems; and (ii) that systems of outside entities may not be Year 2000 ready, despite the company's good-faith, reasonable efforts to work with outside entities. These contingency plans are being designed to mitigate the disruptions or other adverse effects resulting from Year 2000 incompatibilities regarding these mission-critical functions or systems, and to facilitate the early identification and remediation of mission-critical Year 2000 problems that first manifest themselves after January 1, 2000.

     These contingency plans will contemplate an assessment of all mission-critical internal information and communications technology systems and internal operational systems that use computer-based controls and any recognizable potential outside entities or systems which might possibly have a material adverse affect on any mission-critical processes. This process will be pursued continuously into the Year 2000 as circumstances require.

     These contingency plans will include the creation, as deemed reasonably appropriate, of teams that will be standing by on the eve of the new millennium, prepared to respond rapidly and otherwise as necessary to mitigate any problems with mission-critical processes as soon as they become known.

Accounting Pronouncements

     SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, were issued by the FASB in June 1997. In February 1998, the FASB issued SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits. These Statements became effective for the current fiscal year. The company does not have any items that constitute other comprehensive income for the year ended December 31, 1998, as identified by SFAS No. 130. Consequently it did not include a statement of comprehensive income as part of its financial statements. SFAS No. 131 was adopted by the company during 1998 and the segment disclosure requirements have been incorporated in the notes to the financial statements with prior period information being restated. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans and is an amendment of SFAS No. 87, 88, and 106. This statement does not have an impact on the company's 1998 financial statements

     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the FASB. SFAS No. 133 is effective for fiscal years beginning after January 1, 2000. This statement will not have any effect on the 1998 financial statements. Management is evaluating what impact, if any, the adoption of this statement may have, and additional disclosures may be required when this statement is implemented.

     In March 1998, the Accounting Standards Committee ("AcSEC") issued Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This Statement provides guidance on accounting for costs of computer software developed or obtained for internal use. SOP No. 98-1 is effective for fiscal years beginning after December 15, 1998. In April 1998, SOP N0. 98-5, Reporting on the Costs of Start-Up Activities, was issued by AcSEC. This Statement provides guidance on determining what constitutes a start-up activity and requires that the costs of these start-up activities be expensed as incurred. These two Statements will be implemented by the company in the year ending December 31, 1999, should the circumstances arise.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The company incurs certain market risks related to interest rate variations because the company holds floating rate debt. Based upon the average amount of debt outstanding during 1998, a one-percent increase in interest rates paid by the company on its debt would have resulted in an increase in interest expense of approximately $57 for the year.

Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

   Independent Auditors' Report.......................................     25

   Consolidated Balance Sheets as of December 31, 1997 and 1998.......     26

   Consolidated Statements of Operations for the years ended
       December 31, 1996, 1997 and 1998...............................     27

   Consolidated Statements of Stockholders' Equity for the years
       ended December 31, 1996, 1997 and 1998.........................     28

   Consolidated Statements of Cash Flows for the years ended
       December 31, 1996, 1997 and 1998...............................     29

   Notes to Consolidated Financial Statements for the years ended
       December 31, 1996, 1997 and 1998...............................     30



INDEPENDENT AUDITORS' REPORT

To the Stockholders of Allstar Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Allstar Systems, Inc. and subsidiaries ("Allstar") at December 31, 1997 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of Allstar's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allstar at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP

Houston, Texas
March 31, 1999

ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED  BALANCE  SHEETS AS OF DECEMBER  31,  1997 AND 1998 (In  thousands, except share and per share amounts) .........

ASSETS                                                 1997              1998

Current Assets:
     Cash and cash equivalents:
         Restricted cash                         $       280                 0
         Cash                                          1,301         $   2,538
              Total cash and cash equivalents          1,581             2,538
     Accounts receivable, net                         25,516            34,893
     Accounts receivable - affiliates                    434               373
     Inventory                                         4,700             8,497
     Deferred taxes                                      212               431
     Income taxes receivable                               0               637
     Other current assets                                318               559
              Total current assets                    32,761            47,928
Property and equipment, net                            2,013             2,902
Other assets                                              81               198
                                                 $    34,855        $   51,028

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Notes payable                               $     1,572        $   15,958
     Accounts payable                                 14,562            16,641
     Accrued expenses                                  3,565             5,273
     Income taxes payable                                 82                 0
     Deferred service revenue                            242               256
              Total current liabilities               20,023            38,128
Deferred credit - Stock warrants                         195               195

Commitments and Contingencies (See Note 9)

Stockholders' Equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued
     Common stock, $.01 par value, 15,000,000 shares authorized,
              4,454,411 and 4,503,411 issued at December 31,
              1997 and 1998, respectively                 45                45
     Additional paid in capital                       10,013            10,196
       Unearned equity compensation                      (86)             (269)
       Treasury stock, 271,200 shares, at cost             0              (834)
     Retained earnings                                 4,665             3,567
              Total stockholders' equity         $    14,637       $    12,705
                                                 $    34,855       $    51,028

See notes to consolidated financial statements.

ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
 (In thousands, except share and per share amounts)

                                                    Years ended December 31,

                                                 1996         1997         1998

Total revenue                               $ 120,359  $   129,167  $   167,173

Cost of goods and services                    104,302      111,126      145,039

                  Gross profit                 16,057       18,041       22,134

Selling, general and administrative
    expenses                                   12,284       14,386       23,422

Operating income (loss)                         3,773        3,655       (1,288)

Interest expense (net of other income)          1,183          685          351

Income (loss) before provision (benefit)
 for income taxes                               2,590        2,970       (1,639)

Provision (benefit) for income taxes              987        1,126         (541)

Net income (loss)                           $    1,603  $    1,844  $    (1,098)

Net income (loss) per share:
         Basic                              $     0.60  $     0.52  $     (0.25)

         Diluted                            $     0.60  $     0.52  $     (0.25)

Weighted-average number of shares outstanding:
         Basic                               2,675,000   3,519,821    4,345,883

         Diluted                             2,675,000   3,526,787    4,345,883

See notes to consolidated financial statements.

ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
 (In thousands, except share and per share amounts)


                                       $.01 par value      No par value   Additional              Unearned
                                         Common Stock      Common Stock    Paid-In    Treasury     Equity      Retained
                                       Shares   Amount   Shares   Amount   Capital      Stock   Compensation   Earnings     Total

Balance at January 1, 1996                               328,125   $  2    $ 1,504                              $ 1,218   $ 2,724

Issuance of common stock
    on conversion                    2,675,000   $  27  (328,125)    (2)       (25)

Net income                                                                                                        1,603     1,603
Balance at December 31, 1996         2,675,000      27                       1,479                                2,821     4,327

Sale of common stock, net of
   initial public offering
   expenses of $2,040                1,765,125      18                       8,448                                          8,466

Issuance of restricted stock            14,286                                  86                    (86)

Net income                                                                                                        1,844     1,844

Balance at December 31, 1997         4,454,411      45                      10,013                    (86)        4,665    14,637


Issuance of restricted stock            63,500                                 237                   (237)

Cancellation of restricted stock       (14,500)                                (54)                    54

Purchase of treasury stock            (271,200)                                          (834)                               (834)

Net loss                                                                                                         (1,098)   (1,098)

Balance at December 31, 1998         4,232,211   $  45  $      0   $  0    $10,196    $  (834)   $   (269)       $3,567  $ 12,705

See notes to consolidated financial statements.

ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
 (In thousands, except share and per share amounts)

Years ended December 31,
                                                     1996       1997       1998

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (loss)                                $  1,603   $  1,844  $  (1,098)
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
Gain on disposal of assets                            (11)                   (7)
Depreciation and amortization                         305        623        882
Deferred tax provision                                (92)       138       (219)
Changes in assets and liabilities
  that provided (used) cash:
  Accounts receivable, net                           (695)    (8,999)    (9,377)
    Accounts receivable - affiliates                  153       (294)        61
    Inventory                                         545        162     (3,797)
    Income taxes receivable                                                (637)
    Other current assets                             (507)      (144)      (241)
    Other assets                                                 311       (117)
    Accounts payable                                 (492)     7,817      2,079
    Accrued expenses                                 (598)       806      1,708
    Income taxes payable                              (77)      (124)       (82)
    Deferred service revenue                          (45)       (54)        14
      Net cash provided by
      (used in) operating activities                   89      2,086    (10,831)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                 (965)      (992)    (1,774)
Proceeds from sale of fixed assets                     13                    10
      Net cash used in investing activities          (952)      (992)    (1,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                                                 (834)
Net proceeds on sale of common stock                           8,661
Net increase (decrease) in notes payable               63     (8,403)    14,386
      Net cash provided from financing activities      63        258     13,552

NET (DECREASE) INCREASE CASH AND CASH EQUIVALENTS    (800)     1,352        957

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    1,029        229      1,581

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $   229   $  1,581   $  2,538

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                            $ 1,140   $    958   $    403
Cash paid for income taxes                        $ 1,138   $  1,032   $    397

See notes to consolidated financial statements.

ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
 (In thousands, except share and per share amounts)


1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Allstar Systems, Inc. and subsidiaries ("Allstar") is engaged in the sale and service of computer and telecommunications hardware and software products. During 1995 Allstar formed and incorporated Stratasoft, Inc., a wholly-owned subsidiary, to create and market software related to the integration of computer and telephone technologies. In January 1997, Allstar formed IT Staffing Inc., a wholly-owned subsidiary, to provide temporary and permanent placement services of technical personnel. In March 1998 Allstar formed Allstar Systems Rio Grande, Inc., a wholly-owned subsidiary to engage in the sale and service of computer products in western Texas and New Mexico.

     A substantial portion of Allstar's sales and services are authorized under arrangements with product manufacturers. Allstar's operations are dependent upon maintaining its approved status with such manufacturers. As a result of these arrangements and arrangements with its customers, gross profit could be limited by the availability of products or allowance for volume discounts. Furthermore, net income before income taxes could be affected by changes in interest rates which underlie the credit arrangements which are used for working capital (see
Note 4).

     Allstar's significant accounting policies are as follows:

     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Allstar Systems, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

     Property and equipment are depreciated over their estimated useful lives ranging from five to ten years using the straight-line method. Depreciation expense totaled $304, $620, and $833 for the years ended December 31, 1996, 1997 and 1998, respectively.

     Impairment of Long-Lived Assets - Allstar records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

     Federal Income Taxes - Allstar accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS"), No. 109 "Accounting for Income Taxes" issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for differences between the financial reporting and bases of assets and liabilities.

     Earnings per Share - In accordance with the provisions of SFAS No. 128, "Earnings Per Share," basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the periods. Diluted net income per share is computed based upon the weighted-average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities using the treasury stock method.

     Revenue Recognition - Revenue from the sale of computer products is recognized when the product is shipped. Service income is recognized ratably over the service contract life. Revenues resulting from installations of equipment for which duration is in excess of three months are recognized using the percentage-of-completion method. The percentage of revenue recognized on each contract is based on the most recent cost estimate available. Revisions of estimates are reflected in the period in which the facts necessitating the revisions become known; when a contract indicates a loss, a provision is made for the total anticipated loss. At December 31, 1996 Allstar had no such contracts in process. At December 31, 1997, Allstar had $868 of such contracts in progress and $401 of revenue has been deferred together with $197 of costs related to those revenues. At December 31, 1998, Allstar had $3,682 of such contracts in progress and $1,567 of revenue has been deferred together with $826 of cost related to those revenues.

     Research and Development Costs - Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged to expense were $96, $157 and $250 in the years ended December 31, 1996, 1997 and 1998, respectively.

     Fair Value of Financial Instruments - Allstar's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and notes payable for which the carrying values approximate fair values given the short-term maturity of the instruments. It is not practicable to estimate the fair values of related-party receivables due to the nature of the instruments.

     Cash and Cash Equivalents - Cash and cash equivalents include any highly liquid debt instruments with a maturity of three months or less when purchased. See Note 4 for discussion of restricted cash.

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

     Accounting Pronouncements - SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, were issued by the FASB in June 1997. In February 1998, the FASB issued SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits. These three Statements became effective for the current fiscal year. Allstar does not have any items that constitute other comprehensive income for the year ended December 31, 1998, as identified by SFAS No. 130. Consequently it did not include a statement of comprehensive income as part of its financial statements. SFAS No. 131 was adopted by Allstar during 1998 and the segment disclosure requirements have been incorporated in these financial statements with prior period information being restated. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans and is an amendment of SFAS No. 87, 88, and 106. This statement does not have an impact on the 1998 financial statements.

     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the FASB. SFAS No. 133 is effective for fiscal years beginning after January 1, 2000. Management is evaluating what impact, if any, and additional disclosures may be required when this statement is implemented.

     In March 1998, the Accounting Standards Committee ("AcSEC") issued Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This Statement provides guidance on accounting for costs of computer software developed or obtained for internal use. SOP No. 98-1 is effective for fiscal years beginning after December 15, 1998. In April 1998, SOP No. 98-5, Reporting on the Costs of Start-Up Activities, was issued by AcSEC. This Statement provides guidance on determining what constitutes a start-up activity and requires that the costs of these start-up activities be expensed as incurred. These two Statements will be implemented by Allstar in the year ending December 31, 1999, should the circumstances arise.

     Reclassifications - The accompanying consolidated financial statements for the years presented have been reclassified to give retroactive effect to certain changes in presentation.

2.   ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following at December 31, 1997 and 1998:

                                                     1997                 1998

         Accounts Receivable...................... $25,765              $35,251
         Allowances for doubtful accounts.........    (249)                (358)
                  Total........................... $25,516              $34,893

3.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 1997 and 1998:

                                                     1997                 1998

        Equipment                                 $    339             $    502
        Computer equipment                           2,870                4,218
        Furniture and fixtures                         316                  442
        Leasehold improvements                          55                  138
        Vehicles                                       105                   27
                                                  $  3,685                5,327
        Accumulated depreciation and amortization   (1,672)              (2,425)
              Total                               $  2,013             $  2,902

4.   CREDIT ARRANGEMENTS

     On February 27, 1998 Allstar entered into a credit agreement with a commercial finance company. The total credit available under the credit facility is $30,000, subject to borrowing base limitations which are generally computed as a percentage of various classes of eligible accounts receivable and qualifying inventory. Credit available under the facility for floor plan financing of inventory from approved manufacturers (the "Inventory Line") is $20,000. Available credit under the facility, net of Inventory Line advances, is $10,000, which is used by Allstar primarily to carry accounts receivable and for other working capital and general corporate purposes (the "Accounts Line"). Borrowings under the Accounts Line bear interest at the fluctuating prime rate minus 1.0% per annum. Under the Inventory Line interest accrues at prime rate, which for purposes of this agreement will not fall below 7.0%, plus 5.0% for outstanding balances over 40 days.

     This agreement, which continues in full force and effect for 36 months or until terminated by 30 day written notice from the lender and may be terminated upon 90 days notice by Allstar, subject to a termination fee, is collateralized by substantially all of Allstar's assets. The agreement contains restrictive covenants which, among other things, require specific ratios of current assets to current liabilities and debt to tangible net worth and require Allstar to maintain a minimum tangible net worth. The terms of the agreement also prohibit the payment of dividends and limit the purchase of Allstar common stock, and other similar expenditures, including advances to related parties.

     Allstar also maintains a $2,000 revolving credit line with another commercial finance company to floor plan inventory. This line of credit accrues interest at prime (but not less than 6.5%) plus 6% (13.75% at December 31, 1998) for all outstanding balances over 30 days.

     The credit facilities at December 31, 1997 required that all payments received from customers on pledged accounts receivable be applied to the outstanding balance on the Accounts Line. Accordingly, accounts receivable payments received in the amount of $280 at December 31, 1997, but not yet applied to the line of credit, are shown as restricted cash in the accompanying balance sheet.

     The combined borrowing base under all credit arrangements was $23,871 and $29,999 at December 31, 1997 and 1998, respectively. The weighted-average interest rate for borrowings under all credit arrangements in effect during 1996, 1997 and 1998 was 10.25%, 10.50% and 7.53%, respectively.

5.     INCOME TAXES

     The provision for income taxes for the years ended December 31, 1996, 1997 and 1998 consisted of the following:

                                                 1996         1997         1998
     Current provision (benefit):
        Federal.........................      $   962       $  848       $ (325)
        State...........................          117          140            3
     Total current provision............        1,079          988         (322)
     Deferred provision.................          (92)         138         (219)
              Total.....................      $   987       $1,126       $ (541)


     The total provision for income taxes during the years ended December 31, 1996, 1997 and 1998 varied from the U.S. federal statutory rate due to the following:

                                                 1996         1997         1998

Federal income tax at statutory rate....       $  907      $ 1,010     $   (557)
Nondeductible expenses..................           17           24           26
State income taxes......................           77           92          (10)
Other    ...............................          (14)
              Total.....................       $  987      $ 1,126     $   (541)


     Deferred tax assets computed at the statutory rate related to temporary differences at December 31, 1997 and December 31, 1998 were as follows:

                                                              1997         1998
     Deferred tax assets:
         Accounts receivable............                   $   149      $   242
         Closing and severance costs....                                     60
         Deferred service revenue.......                        41           62
         Inventory......................                        22           67
              Total deferred tax assets.                   $   212      $   431

     Management believes that the realization of the deferred tax assets is more likely than not, based upon the expectation that Allstar can utilize a tax loss carry back. A valuation allowance has not been deemed necessary by management.

6.   ACCRUED EXPENSES

     Accrued liabilities consisted of the following as of December 31, 1997 and 1998:
                                                              1997         1998

     Sales tax payable                                     $ 1,922      $ 2,253
     Accrued employee benefits, payroll
        and other related costs                                962        1,736
     Accrued interest                                           47           94
     Other                                                     634        1,190
         Total                                             $ 3,565      $ 5,273

7.   FRANCHISE FEES

     Allstar entered into an agreement in May 1989 whereby it became a franchise of Inacom Corp. ("Inacom"). Annual fees, amounting to 0.05% of certain gross sales, were expensed in the period incurred. Allstar obtained a waiver effective January 1, 1995, which eliminated the payment of franchise fees.

     Allstar entered into an agreement in August 1996 in which Allstar is required to purchase at least 80% of its computer products from Inacom if such are available within a reasonable period of time at reasonably competitive prices. The agreement expires on December 31, 2001 and automatically renews for successive one-year periods. A cancellation fee of $571 will be payable by Allstar in the event of non-renewal or early termination of the agreement by either party; however, Allstar does not anticipate termination to occur by either party prior to the initial termination date. Allstar is accruing this cancellation fee over the initial agreement period by an approximate $9 monthly charge to earnings. For the years December 31, 1996, 1997 and 1998, Allstar charged to expense $44, $105 and $105, respectively, related to this agreement.

8.   SHAREHOLDERS' EQUITY

     In October 1996, Allstar completed a reincorporation in order to change its state of domicile to Delaware, to authorize 50,000,000 shares of $.01 par value common stock and to authorize 5,000,000 shares of $.01 par value preferred stock. The reincorporation had the effect of an 8.15-for-1 split of Allstar's common stock. All applicable share and per share data in the consolidated financial statements and related notes give effect to this reincorporation and resulting stock conversion. During 1998 the shareholders of Allstar approved a reduction in the number of authorized shares of common stock from 50,000,000 to 15,000,000.

     On October 23, 1997, the Board of Directors (the "Board") authorized the purchase of up to an aggregate maximum of 100,000 shares of common stock of Allstar from time to time in the open market to be held in treasury for the purpose of, but not limited to, fulfilling any obligations arising under Allstar's stock option plans. Again, on September 8, 1998, the Board authorized the purchase of an additional 200,000 shares for the same purpose. At December 31, 1998, 271,200 shares were held in treasury under these authorizations.

     Allstar issued 14,286 common shares and 63,500 common shares of restricted stock in 1997 and 1998, respectively and cancelled 14,500 common shares of restricted stock during 1998. These restricted shares had par value of $0.01 per share. The 14,286 shares, valued at $86, vest at the end of a two year period while the 49,000 shares (63,500 less the 14,500 cancelled shares), valued at $183, vest ratably at the end of each one year period over a five year period from the date of issuance.

     During 1997, Allstar issued warrants to purchase 176,750 common shares at $9.60 per share to underwriters in connection with a public offering of common stock. The warrants expire on July 7, 2002.

9.   COMMITMENTS AND CONTINGENCIES

     Operating Leases - Allstar subleases office space from Allstar Equities, Inc. ("Equities"), a Allstar wholly owned by the principal stockholder of Allstar. In 1996, Allstar renewed its office sublease with monthly rental payments of $32 in 1997 and $33 in 1998, plus certain operating expenses through December 1998. Such sublease has been extended through December 31, 1999. Rental expense under this agreement amounted to approximately $372, $378 and $390 during years ended December 31, 1996, 1997 and 1998, respectively. This agreement requires a minimum annual rental of $390 for the year ended December 31, 1999.

     Additionally, minimum annual rentals on other operating leases amount to approximately $488 in 1999, $420 in 2000, $250 in 2001, $239 in 2002, $179 in
2003, and $514 in years thereafter. Amounts paid during the years ended December 31, 1996, 1997 and 1998 under such agreements totaled approximately $252, $142 and $509 respectively.

     Benefit Plans - Allstar maintains a group medical and hospitalization insurance program under which Allstar pays employees' covered health care costs. Any claims exceeding $30 per employee or a cumulative maximum of approximately $577 per year are insured by an outside insurance company. Allstar's claim and premium expense for this self-insurance program totaled approximately $193, $684, and $581 for the years ended December 31, 1996, 1997, and 1998, respectively.

     Allstar maintains a 401(k) savings plan wherein Allstar matches a portion of the employee contribution. In addition, Allstar has a discretionary matching fund based on the net profitability of Allstar. All full-time employees who have completed 90 days of service with Allstar are eligible to participate in the plan. Declaration of the discretionary portion of the matching fund is the decision of the Board of Directors. Allstar has made no additional contributions to the plan for the years ended December, 1997 or 1998, but however, did elect to do so in 1996 when Allstar contributed an additional $136 to the plan. Under the standard Allstar matching program Allstar match was $72, $24, and $45 for the years ended December 31, 1996, 1997 and 1998, respectively.

     Allstar has filed under the Internal Revenue Service Walk-in Closing Agreement Program (the "Program") to negotiate a settlement regarding the qualified status of the 401(k) savings plan in order to meet the requirements of Sections 401(a) of the Internal Revenue Code. Under the Program, any sanction amount negotiated is based upon the total tax liability which could be assessed if the plan were to be disqualified. At December 31, 1997 Allstar had accrued $28 for the estimated settlement cost. In 1998, the Internal Revenue Service accepted the settlement and Allstar paid $25.

     Allstar is party to litigation and claims which management believes are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, Allstar believes the final outcome of such matters will not have a material adverse effect on its results of operations or financial position.

10.  STOCK OPTION PLANS

     In September 1996 Allstar adopted the 1996 Incentive Stock Plan (the "Incentive Plan"') and the 1996 Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Incentive Plan, Allstar's Compensation Committee may grant up to 417,500 shares of common stock, which have been reserved for issuance to certain employees of Allstar. The Incentive Plan provides for the granting of incentive awards in the form of stock options, restricted stock, phantom stock, stock bonuses and cash bonuses in accordance with the provisions of the plan. Additionally, no shares may be granted after the tenth anniversary of the Incentive Plan's adoption. Allstar has reserved for issuance, under the Director Plan, 100,000 shares of common stock, subject to certain antidilution adjustments. The Director Plan provides for a one-time option by newly elected directors to purchase up to 5,000 common shares, after which each director is entitled to receive an option to purchase up to 2,000 common shares upon each date of re-election to Allstar's Board of Directors. Options granted under the Director Plan and the Incentive Plan have an exercise price equal to the fair market value on the date of grant and generally expire ten years after the grant date. During 1997 Allstar granted options to purchase 20,000 common shares to its directors, which vest immediately, and 180,300 common shares to its employees, which vest over five years. During 1998, Allstar granted options to purchase 8,000 common shares to its directors, which vest immediately, and 129,850 common shares to its employees, which vest over five years.

The plan's activity is summarized below:
                                                1997               1998
                                                    Weighted-          Weighted-
                                                     Average            Average
                                                    Exercise           Exercise
                                           Shares    Price    Shares    Price
Options outstanding  at January 1.......                     200,300   $   5.17
Granted during the year.................  200,300  $  5.17   137,850       3.13
Exercised during the year...............      -       -          -         -
Options canceled for repricing                -       -     (260,350)      4.25
Option granted at new price                   -       -      260,350       1.50
Canceled during the year................      -       -      (69,800)      4.50

Options outstanding at December 31......  200,300  $  5.17   268,350   $   1.63

Options exercisable at December 31......   20,000  $  5.17    56,940   $   1.63

Options outstanding price range.........   $4.625.to.$6.00       $1.50 to $6.00
Options weighted-average remaining life.  9.7.Years          9.7 Years

     Allstar applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for options granted under the Plans. Accordingly, no compensation expense has been recognized. Had compensation expense been recognized based on the Black-Scholes option pricing model value at the grant date for awards consistent with SFAS No. 123, Allstar's net income and earnings per share would have been reduced to the pro forma amounts shown below. For purposes of estimating the fair value disclosures below, the fair value of each stock option has been estimated on the grant date or the grant repricing date with a Black-Scholes option pricing model using the following weighted-average assumptions; dividend yield of 0%; expected volatility of 179%; risk-free interest rate of 6.0%; and expected lives of eight years from the original date of the stock option grants.

                                                        1997               1998
     Net Income:
         As reported................                $  1,844           $ (1,098)
         Pro forma..................                $  1,815           $ (1,180)

     Earnings per share (Basic)
         As reported................                $   0.52           $  (0.25)
         Pro forma..................                $   0.52           $  (0.27)

     Earnings per share (Diluted)
         As reported................                $   0.52           $  (0.25)
         Pro forma..................                $   0.51           $  (0.27)

11.  EARNINGS PER SHARE

The computations of basic and diluted earnings per share for each year were as follows:
                                                 1996         1997         1998
                          (Amounts in thousands except share and per share data)

Numerator:

     Net income (loss)..................       $1,603       $1,844      ($1,098)

Denominator:

     Denominator for basic earnings per
       Share - weighted-average shares
       outstanding......................    2,675,000    3,519,821    4,345,883

Effect of dilutive securities:

     Shares issuable from assumed
       conversion of common stock
       options, warrants and
       restricted stock.................            0        6,966      197,140

Denominator for diluted earnings per share. 2,675,000    3,526,787    4,543,023

Basic earnings per share................        $0.60        $0.52       $(0.25)

Diluted earnings per share..............        $0.60        $0.52       $(0.25)

The potentially dilutive options were not used in the calculation of diluted earnings per share for the year ended December 31, 1998 since the effect of potentially dilutive securities in computing a loss per share is antidilutive.

There were warrants to purchase 0, 176,750 and 176,750 shares of common stock for 1996, 1997 and 1998, respectively, which were not included in computing the effect of dilutive securities because the inclusion would have been antidilutive.

There were 0, 200,300 and 8,000 options to purchase common stock for 1996, 1997 and 1998, respectively, which were not included in computing the effect of dilutive securities because the inclusion would have been antidilutive.

12.  SEGMENT INFORMATION

     Allstar has three reportable segments: (1) Information Technology, (2) Telecom Systems and (3) CTI Software. Information Technology includes products and services relating to computer products and management information systems. Telecom Systems includes products, installation and services relating to telephone systems. CTI Software includes software products that facilitate telephony and computer integration primarily for telemarketing and call center applications. The accounting policies of the business segments are the same as those described in Note 1. Allstar evaluates performance of each segment based on operating income. Management only views accounts receivable, and not total assets, by segment in their decision making. Prior to 1998, Management did not view accounts receivable by segment in their decision making.

For the year ended December 31, 1998:
                                    Information         Telecom               CTI
                                     Technology         Systems             Software     Consolidated

Revenue  ...........................   $156,579          $   7,499        $    3,095         $167,173
Cost of goods sold..................    138,263              5,173             1,603          145,039
Gross profit........................     18,316              2,326             1,492           22,134
Selling, general and
  administrative expense............     18,786              2,763             1,873           23,422
Operating loss......................       (470)         $    (437)       $     (381)        $ (1,288)
Less:  interest expense and other...                                                              351
Loss before provision for income taxes                                                       $ (1,639)

Accounts receivable.................   $ 30,871          $   3,704        $      676         $  35,251
Allowance for doubtful accounts.....                                                              (358)
Accounts receivable , net...........                                                         $  34,893

For the year ended December 31, 1997:
                                    Information         Telecom               CTI
                                     Technology         Systems             Software     Consolidated

Revenue  ...........................   $121,619          $   5,403        $    2,145          $129,167
Cost of goods sold..................    105,912              3,991             1,223           111,126
Gross profit........................     15,707              1,412               922            18,041
Selling, general and
  administrative expense............     11,431              1,859             1,096            14,386
Operating income (loss).............   $  4,276          $    (447)      $      (174)         $  3,655
Less: interest expense and other                                                                   685
Income before provision for income
  taxes                                                                                       $  2,970

For the year ended December 31, 1996:
                                    Information         Telecom               CTI
                                     Technology         Systems             Software     Consolidated

Revenue  ...........................   $115,247          $   3,824       $     1,288          $120,359
Cost of goods sold..................    101,067              2,465               770           104,302
Gross profit........................     14,180              1,359               518            16,057
Selling, general and
  administrative expense............     10,459              1,163               662            12,284
Operating income (loss)............    $  3,721          $     196       $      (144)         $  3,773
Less: interest expense and other                                                                 1,183
Income before provision for income
  taxes                                                                                       $  2,590

13.  RELATED-PARTY TRANSACTIONS

     Allstar has from time to time made payments on behalf of Equities and Allstar's principal stockholders for taxes, property and equipment. Effective July 1, 1996, Allstar and its principal stockholder entered into a promissory note to repay certain advances, which were approximately $173 at July 1, 1996, in equal annual installments of principal and interest, from August 1997 through 2001. This note bears interest at 9% per year. Also effective July 1, 1996, Allstar and Equities entered into a promissory note whereby Equities would repay the balance of amounts advanced, which were approximately $387 at July 1, 1996, in monthly installments of $7, including interest, from July 1996 through November 1998 with a final payment of $275 due on December 1, 1998. This note bears interest at 9% per year. Effective December 1, 1998 this note was extended for a period of one year, with interest and principal becoming due on December 1, 1999. The principal amounts as of December 31, 1997 and December 31, 1998 were classified as Accounts receivable - affiliates based on the expectation of repayment within one year. At December 31, 1997 and December 31, 1998, Allstar receivables from these affiliates amounted to approximately $434 and $373, respectively.

Item 9.   Changes in  and  Disagreements  With  Accountants  on Accounting   and
          Financial Disclosure

     NONE

PART III

Item 10-13.

     The Registrant incorporates the information required by Form 10-K, Items 10 through 13 by reference to Allstar's definitive proxy statement for its 1999 Annual Meeting of Shareholders which will be filed with the Commission prior to April 30, 1999.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         (a) List of documents filed as part of this report

               (1) Consolidated Financial Statements - See Index to Consolidated
                   Financial  Statements  on  Page  25

               (2) Exhibits

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

10.25 Lease  Agreement  dated June 24,  1992,  by and  between  James J. Laney, Exhibit 10.25 to Form
      et al. As lessors,  and Technicomp  Corporation  and Allstar Services     S-1 filed Aug. 8, 1996
      Allstar Services as lessees.

10.26 Agreement for Wholesale Financing, Business Financing Agreement           Form 10-K filed Mar.
      and related agreements and correspondence by and between DFS Financia     31, 1998
      Services and Allstar Systems, Inc., dated February 27, 1998

10.27 Sublease Agreement by and between X.O. Spec Corporation and               Form 10-K filed Mar.
      Allstar Systems, Inc. dated May 12, 1997                                  31, 1998

10.28 Lease Agreement dated May 14, 1998 by and between University Hill Plaza   Form 10-K filed April
      and Allstar Systems Rio Grande, Inc.                                      12, 1999

10.29 Lease Agreement dated March 4, 1998 by and between The Rugby Group, Inc., Form 10-K filed April
      and Allstar Systems, Inc.                                                 12, 1999

10.30 Sublease Extention Agreement dated December 31, 1998 by and between       Form 10-K filed April
      Allstar Equities, Inc. and Allstar Systems, Inc.                          12, 1999

10.31 Amendment to Lease Agreement dated June 24, 1992, by and between James J. Form 10-K filed April
      Laney, et al. As lessors, and Technicomp Corporation and Allstar Services 12, 1999
      as lessees.

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