Form 10-Q
period 1999-03-31
ALLSTAR SYSTEMS INC
filed 1999-05-17
CIK 1020017

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
 (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 1999
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

                                 Not applicable
(Former name, former address, and former fiscal year, if changed since lastreport)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ _ No X

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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

Title                                            Outstanding

Common Stock $.01 par value per share            As of March 31, 1999,
                                                 4,232,211 shares outstanding

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and par value amounts)

                                                      March 31,December 31,
                                                      1999           1998
                                                  (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents..................   $  3,620        $  2,538
     Accounts receivable, net...................     32,280          34,893
     Accounts receivable - affiliates ..........        495             373
     Inventory..................................      7,505           8,497
     Deferred taxes ............................        431             431
     Income taxes receivable....................        637             637
     Other current assets ......................        549             559
                                                    -------         -------
              Total current assets .............     45,517          47,928
Property and equipment..........................      2,876           2,902
Other assets  ..................................        185             198
                                                    -------         -------
Total    .......................................   $ 48,578        $ 51,028
                                                    =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable .............................   $ 15,166        $ 15,958
     Accounts payable...........................     14,631          16,641
     Accrued expenses...........................      5,744           5,273
     Deferred service revenue...................        191             256
                                                    -------         -------
              Total current liabilities.........     35,732          38,128
     Deferred credit - stock warrants...........        195             195

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized, no shares issued
  Common stock:
    $.01 par value, 50,000,000 shares authorized,
    4,503,411 and 4,503,411 shares issued and
    outstanding on March 31, 1999 and December 31,
    1998, respectively......                             45              45
  Additional paid in capital....................     10,196          10,196
  Unearned equity compensation..................       (269)           (269)
  Treasury stock (271,200 shares, at cost)......       (834)           (834)
  Retained earnings.............................      3,513           3,567
                                                    -------         -------
              Total stockholders' equity........     12,651          12,705
                                                    -------         -------
Total...........................................   $ 48,578        $ 51,028
                                                    =======         =======

                 See notes to consolidated financial statements

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                    Three Months Ended March 31,

                                                       1999             1998
                                                       ----             ----

Total revenue------------------------------------  $ 47,868        $  32,542
Cost of sales and services-----------------------    42,091           27,732
                                                    -------          -------
Gross profit                                          5,777            4,810
Selling, general and administrative expenses-----     5,604            4,576
                                                    -------          -------
Operating income---------------------------------       173              234
Interest expense, net of other income------------       242               28
                                                    -------          -------
(Loss) income before (benefit) provision for
   income taxes----------------------------------       (69)             206
(Benefit) provision for income taxes-------------       (15)              82
                                                    --------         -------
Net(loss)income----------------------------------  $    (54)       $     124
                                                    ========         =======
Net (loss) income per share:
         Basic-----------------------------------    $(0.01)           $0.03
                                                      =====            =====
         Diluted---------------------------------    $(0.01)           $0.03
                                                      =====            =====
Weighted average shares outstanding:
         Basic-----------------------------------  4,168,925       4,454,411
                                                   =========       =========
         Diluted---------------------------------  4,168,925       4,457,106
                                                   =========       =========

The potentially dilutive options were not used in the calculation of diluted earnings per share for the quarter ended March 31, 1999 since the effect of potentially dilutive securities in computing a loss per share is antidilutive.

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               (In thousands, except share and per share amounts)
                                   (Unaudited)
                                                    Three Months    Three Months
                                                         ended          ended
                                                       March 31,      March 31,
                                                          1999           1998

Net (loss) income--------------------------------  $     (54)      $     124

Adjustments to  reconcile  net (loss)
  income to net cash provided by (used in)
  operating activities:
     Depreciation and amortization---------------        265             167

Changes in assets and liabilities
  that provided (used) cash:
     Accounts receivable, net--------------------      2,613           3,058
     Accounts receivable - affiliates------------       (122)            (93)
     Inventory-----------------------------------        992          (1,342)
     Other current assets------------------------         10             (24)
     Other assets--------------------------------        -              (177)
     Accounts payable----------------------------     (2,010)          2,515
     Accrued expenses----------------------------        471              37
     Income taxes payable------------------------                       (276)
     Deferred service revenue--------------------        (65)            (54)
                                                     --------        --------
         Net cash provided by (used in) operating
              activities-------------------------      2,100          (1,169)

Cash flows from investing activities:
     Capital expenditures------------------------       (226)           (153)
                                                     --------        --------
        Net cash used in investing activities:---       (226)           (153)


Cash flows from financing activities:
     Net (decrease) increase in notes payable----       (792)          3,249
                                                     --------        --------

         Net cash (used in) provided by financing
              activities:------------------------       (792)          3,249


Net increase in cash and cash
     equivalents---------------------------------      1,082           1,927

Cash and cash equivalents at beginning of period-  $   2,538       $   1,581
                                                     --------        --------
Cash and cash equivalents at end of period         $   3,620       $   3,508
                                          -------    ========        ========
Supplemental disclosures of cash flow information:
     Cash paid for interest----------------------  $     254       $      46
                                                     ========        ========
     Cash paid for taxes                           $       0       $     348
                                                     ========        ========

                 See notes to consolidated financial statements

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Allstar Systems, Inc. and subsidiaries ("Allstar") are engaged in the sale and service of computer and telecommunications hardware and software products. During 1995 Allstar formed and incorporated Stratasoft, Inc., a wholly-owned subsidiary, to create and market software related to the integration of computer and telephone technologies. In January 1997, Allstar formed IT Staffing Inc., a wholly-owned subsidiary, to provide temporary and permanent placement services of technical personnel. In March 1998, Allstar formed Allstar Systems Rio Grande, Inc., a wholly-owned subsidiary, to engage in the sale and service of computer products in western Texas and New Mexico.

     A substantial portion of Allstar's sales and services are authorized under arrangements with product manufacturers. Allstar's operations are dependent upon maintaining its approved status with such manufacturers. As a result of these arrangements and arrangements with its customers, gross profit could be limited by the availability of products or allowance for volume discounts. Furthermore, net income before income taxes could be affected by changes in interest rates that underlie the credit arrangements that are used for working capital.

     The condensed consolidated financial statements presented herein at March 31, 1999 and for the three months ended March 31, 1999 are unaudited; however, all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, recurring nature. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet at December 31, 1998 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. Although management believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission.

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

     Accounting Pronouncements - In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the FASB. SFAS No. 133 is effective for fiscal years beginning after January 1, 2000. Management is evaluating what impact, if any, and additional disclosures may be required when this statement is implemented.

2.    INCENTIVE STOCK PLANS

     In September 1996 Allstar adopted the 1996 Incentive Stock Plan (the "Incentive Plan") and the 1996 Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Incentive Plan, Allstar's Compensation Committee may grant up to 417,500 shares of common stock, which have been reserved for issuance to certain key employees of Allstar. The Incentive Plan provides for the granting of incentive awards in the form of stock options, restricted stock, phantom stock, stock bonuses and cash bonuses in accordance with the provisions of the plan. Additionally, no shares may be granted after the tenth anniversary of the Incentive Plan's adoption. Allstar has reserved for issuance, under the Director Plan, 100,000 shares of common stock, subject to certain antidilution adjustments. The Director Plan provides for a one-time option by newly elected directors to purchase up to 5,000 common shares, after which each director is entitled to receive an option to purchase up to 2,000 common shares upon each date of re-election to Allstar's Board of Directors. Options granted under the Director Plan and the Incentive Plan have an exercise price equal to the fair market value on the date of grant and generally expire ten years after the grant date. As of March 31, 1999, 28,000 stock option grants have been issued to directors under the Director Plan. The exercise price of the 28,000 of the directors' options is $1.50 per share. As of March 31, 1999 incentive stock options totaling 268,350 shares have been issued to employees. The exercise price of 8,000 of the stock option grants is $6.00 per share, 260,350 of the stock option grants have an exercise price of $1.50 per share. The stock option grants will vest ratably over the five year period from the date of issuance. In addition, incentive awards in the form of restricted stock were granted for 14,286 shares that will vest ratably over the two-year period ending July 7, 1999 and 49,000 shares, which will vest ratably over the five-year period ending May 20, 2003.

3.   LITIGATION

     During 1998 Allstar filed suit against a former employee and said former employee has filed a counter-claim against Allstar. Allstar intends to vigorously defend such counter claim. Allstar is unable to estimate the range of possible recovery by the former employee because the suit is still in the early stages of discovery.

     Allstar is party to litigation and claims which management believes are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, Allstar believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

4.   SEGMENT INFORMATION

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

For the quarter ended March 31, 1999 (unaudited):

                                    Information         Telecom                CTI
                                     Technology         Systems             Software      Consolidated
Total revenue....................... $   45,802         $    1,296        $      770        $  47,868
Cost of sales and services..........     40,950                810               331           42,091
                                        -------           --------         ---------         --------
Gross profit........................      4,852                486               439            5,777
Selling, general and
  administrative expenses...........      4,595                512               497            5,604
                                       --------           --------         ---------         --------
Operating income (loss)............. $      257         $      (26)       $      (58)       $     173
                                      =========           ========         =========         ========
Less: Interest expense, net
of other income.....................                                                              242
                                                                                             --------
Loss before benefit for income taxes                                                        $     (69)
                                                                                             ========

Accounts receivable, net............ $   28,151         $    3,511         $     618        $  32,280
                                        =======           ========          ========         ========

For the quarter ended March 31, 1998 (unaudited):

                                    Information         Telecom               CTI
                                     Technology         Systems             Software      Consolidated
Total revenue....................... $   30,644         $    1,072         $     826        $  32,542
Cost of sales and services..........     26,317                900               515           27,732
                                        -------           --------          --------         --------
Gross profit........................      4,327                172               311            4,810
Selling, general and
administrative expenses.............      3,634                568               374            4,576
                                        -------           --------          --------         --------
Operating income (loss)............. $      693         $     (396)        $     (63)       $     234
                                        =======           ========          ========
Less: Interest expense, net of
other income........................                                                               28
                                                                                             --------
Income before provision
for income taxes....................                                                        $     206
                                                                                             ========

Accounts receivable, net............ $   16,508          $   3,378        $      815        $  20,701
                                        =======           ========          ========         ========

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

OVERVIEW

     Allstar Systems, Inc. is engaged in the business of reselling computer hardware, business telephone systems and software products and providing related services. In addition, the company derives revenue from providing services to purchasers of computer products and other customers. The company operates from offices in Houston, Austin, El Paso, San Antonio and Dallas, Texas and in Albuquerque and Las Cruces, New Mexico. While all offices offer computer related products and services, most offices do not offer telecommunications products and services. The company develops and markets CTI Software through its wholly owned subsidiary Stratasoft, Inc. To date, most of the company's revenue has been derived from computer products sales and related services. During the quarter ended March 31, 1999, Information Technology totaled 95.7% of revenues while Telecom Systems and CTI Software totaled 2.7% and 1.6% of revenues, respectively.

     The company's Information Technology division sells a wide variety of computer hardware and software products available from over 600 manufacturers. The company's products include desktop and laptop computers, monitors, printers and other peripheral devices, operating system and application software, network products and mid-range host and server systems. The company is an authorized reseller of products from a number of leading manufacturers of computer hardware, software and networking equipment.

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

     Services are provided by the Information Technology division both in conjunction with and separately from its computer product sales. The company typically prices its services on a time and materials basis or under fixed fee service contracts, depending on customer preference and the level of service commitment required. In markets where the company does not maintain branch offices, it often subcontracts for necessary technical personnel, particularly where required for larger scope or prolonged duration contracts. The services provided include information systems support, authorized warranty service, hardware repair and maintenance services, complex network diagnostic services, end user support services and software diagnostic services. The company also offers complete outsourcing of a customer's computer and network management and technical support needs on a contract basis. In addition, the company provides temporary and permanent staffing services.

     To support and maintain the quality of these services and to maintain vendor accreditation necessary to resell and service its significant product lines, the company's technical staff participates in various certifications and authorization programs sponsored by hardware manufacturers and software suppliers. The company's ability to attract and retain qualified professional and technical personnel is critical to the success of its services business. The most significant portion of the costs associated with the delivery of services is personnel costs. Therefore, in order to be successful, the company's billable rates must be in excess of the personnel costs and its margin is dependent upon maintaining high utilization of its service personnel. In addition, the competition for high quality personnel has generally intensified causing the company's, along with other service providers, personnel costs to increase. The company's costs of goods and services includes the personnel costs of its billable technical staff.

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

     The company manages its inventory in order to minimize the amount of inventory held for resale and the risk of inventory obsolescence and decreases in market value. The company attempts to maintain a level of inventory required to reach only its near term delivery requirements by relying on the ready availability of products from its principal suppliers. Manufacturers of the company's major products generally provide price protection, which reduces the company's exposure to decreases in prices. In recent periods, the company's computer product suppliers generally allowed for returns of excess inventory, which, on a limited basis, were made without material restocking fees. However, the company's significant suppliers recently revised their policies to restrict the amount of returns allowed. It is expected that this change will increase the company's risks associated with inventory ownership. In particular, the company will have greater risk associated with inventory obsolescence and declining values. In addition, certain manufacturers of computer products have generally become more restrictive with respect to price protection. This will increase the company's risks, as they relate to the value of inventories. Each of these changes may cause a reduction of gross margins realized on the sale of computer products.

Special notice regarding forward-looking statements

This quarterly annual report on Form 10-Q contains forward-looking statements within the meaning of the private securities litigation reform act of 1995 relating to future events or the future financial performance of the company including, but not limited to, statements contained in item 1 "financial statements" and item 2. - "management's discussion and analysis of financial condition and results of operations." Readers are cautioned that any statement that is not a statement of historical fact, including but not limited to, statements which may be identified by words including, but not limited to, "anticipate," "appear," "believe," "could," "estimate," "expect" "hope," "indicate," "intend," "likely," "may," "might," "plan," "potential," "seek," "should," "will," "would," and other variations or negative expressions thereof, are predictions or estimations and are subject to known and unknown risks and uncertainties. Numerous factors, including factors which the company has little or no control over, may affect the company's actual results and may cause actual results to differ materially from those expressed in the forward-looking statements contained herein. In evaluating such statements, readers should consider the various factors identified in the company's annual report on Form 10-K, as filed with the Securities and Exchange Commission including matters set forth in item 1. "factors which may affect the future results of operations," which could cause actual events, performance or results to differ materially from those indicated by such statements.

Three Months Ended March 31, 1999 Compared To Three Months Ended March 31, 1998
                                    (Dollars in thousands)

     TOTAL REVENUE. Total revenue increased by $15,326 (47.1%) from $32,542 in 1998 compared to $47,868 in 1999. Revenue from Information Technology increased by $15,158 (49.5%) from $30,644 in 1998 to $45,802 in 1999. Revenue from
Information Technology as a percentage of total revenue increased 1.5% from 94.2% in 1998 to 95.7% in 1999. This was primarily attributable to revenues derived from offices opened in late 1997 and during 1998, together with significant revenue growth realized by adding new customers in the company's Dallas office. Approximately $5,030 (33%) of the increase in Information Technology revenues from the prior period was realized in new offices while $10,296 (67%) was realized in offices existing prior to 1997.

Revenue from Telecom Systems increased by $224 (20.9%) from $1,072 in 1998 to $1,296 in 1999. The increase in Telecom Systems revenue was primarily the result of the company's ability to obtain new orders for system installations from new customers. Revenue from Telecom Systems as a percentage of total revenue decreased from 3.3% in 1998 to 2.7% in 1999 because Information Technology revenues increased at a much greater rate. CTI Software revenue decreased by $56 (6.8%) from $826 in 1998 to $770 in 1999. The decrease in CTI Software revenues was due to the installation of a lesser number of systems in 1999 than were installed in 1998. Revenue from CTI Software, as a percentage of total revenue, decreased from 2.5% in 1998 to 1.6% in 1999 because the growth rates of the company's other divisions were higher than the 6.8% decrease realized by CTI Software.

     GROSS PROFIT. Gross profit increased by $967 (20.1%) from $4,810 in 1998 to $5,777 in 1999 and gross margin decreased from 14.8% in 1998 to 12.1% in 1999. The gross margin for Information Technology decreased from 14.1% in 1998 to 10.6% in 1999, which was primarily the result of lower prices relative to unit costs and the company's participation in large volume sales transactions with lower margins. In addition, the company experienced lower utilization of its Information Technology technical staff during the 1999 period as the company was unable to immediately reassign staff from completed projects to new projects because of customer needs or their locations. While the company's sales force has been able to increase revenues compared to the 1998 period it was not able to maintain gross margin at the prior year level because of intense competition on the computer products markets and because the company has undertaken larger transactions at lower margins to obtain or retain customers. Overall, the revenue gain was greater than anticipated while the gross margin was considerably below the anticipated level.

     The gross profit for Telecom Systems increased by $314 (183%) from 172 in 1998 to 486 in 1999. Gross margin improved significantly over the prior year from 16.0% in 1998 to 37.5% in 1999. Under normal circumstances the company expects to realize between 25% and 35% gross margins in Telecom Systems. As a result, gross margin in the 1999 period was slightly higher than expected. The significant improvement that was realized in the 1999 period was because the 1998 period was far below expectations. During the 1998 period the company experienced very high installation costs while during the 1999 period these costs were at normalized levels. Gross profit in CTI Software increased $128 (41.2%). The gross margin for CTI Software increased from 37.7% in 1998 to 57.0% in 1999 due to the company's ability to realize higher prices for its CTI products relative to the hardware component than in the 1998 period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1,028 (22.5%) from $4,576 million in 1998 to $5,604 million in 1999. As a percentage of total revenue, selling, general and administrative expenses decreased from 14.1% in 1998 to 11.7% in 1999. The decrease in selling, general and administrative expenses as a percentage of revenue was the direct result of the company's effort to reduce these costs through office closing and downsizing when expected revenues were insufficient to cover operating expenses. Additionally, the company realigned certain operations to eliminate redundancies and improve efficiency. Selling, general, and administrative expenses increased in absolute amount when compared to the 1998 period but declined, as a percentage of revenue, by 2.4%. In addition, selling, general and administrative expenses declined both in absolute dollars and as a percentage of revenue from the immediately preceding quarter. Selling, general and administrative expenses decreased from $7,057 (14.1% of revenue) during the fourth quarter of 1998 to $5,604 (11.7% of revenue) during the current quarter, a decrease of $1,453. The fourth quarter of 1998 included a charge for office closing and downsizing of approximately $260, therefore the comparative decrease ongoing selling, general and administrative expense is $1,193. During 1998 the company increased its spending relating to opening and manning new offices and sales operations with the expectation of producing a sufficient revenue base to cover those expenses and turn these new offices into profitable operations. Late in 1998, management realized that certain offices and operations would not be able to attain sufficient revenues to meet those expectations. Consequently, the company began downsizing or closing those operations that has resulted in reduced selling, general and administrative expenses and lower losses in the new offices.

     OPERATING INCOME. Operating income decreased by $61 (26.1%) from $234 in 1998 to $173 in 1999 due, principally, to lower gross margins realized in Information Technology operations. Overall the company increased revenue, with decreased selling, general and administrative expenses. However, operating income did not increase due to the low gross margins realized in the sale of computer products and the low margins resulting from the under utilization of its technical staff.. Management attributes this to highly competitive market conditions and the high volume of low margin business conducted during the 1999 period. Additionally, the company's failure to keep its technical staff fully utilized caused the incurrence of costs without the realization of revenues to cover those costs. Operating income decreased as a percentage of total revenue from 0.7% in 1998 to 0.4% in 1999.

     INTEREST EXPENSE, NET OF OTHER INCOME. Interest expense, net of other income increased $214 from $28 during the 1998 period compared to $242 in the 1999 period. This reflects a higher level of the company's short-term debt during the 1999 period when compared to 1998 and slightly lower interest rates during the 1999 period when compared to 1998.

     NET INCOME. Net income, after a benefit for income taxes totaling $15 (reflecting an effective tax rate of 40% in 1998 compared to 22% in 1999), decreased by $178 from net income of $124 in 1998 to a net loss of $54 in 1999.

     The following table sets forth, for the periods indicated, certain financial data derived from the company's unaudited consolidated statements of operations for the three months ended March 31, 1999 and 1998 and indicates the percentage of total revenue for each item.

                                Three months ended March 31,
                                               1999             1998
                                               ----             ----
                                          Amount     %      Amount      %

Revenue  :
Information Technology................. $ 45,802   95.7  $ 30,644   94.2
Telecom Systems........................    1,296    2.7     1,072    3.3
CTI Software...........................      770    1.6       826    2.5
                                         -------  -----   -------  -----
         Total revenue.................   47,868  100.0    32,542  100.0

Gross profit:
Information Technology.................    4,852   10.6     4,327   14.1
Telecom Systems........................      486   37.5       172   16.0
CTI Software...........................      439   57.0       311   37.7
                                         -------   ----   -------   ----
         Total gross profit............    5,777   12.1     4,810   14.8

Selling, general and administrative
  expenses.............................    5,604   11.7     4,576   14.1
                                         -------   ----   -------   ----
Operating income.......................      173    0.4       234    0.7
Interest expense, net of other income..      242    0.5        28    0.1
                                         -------   ----   -------   ----
(Loss) income before (benefit)
 provision for income taxes............      (69)  (0.1)      206    0.6
(Benefit) provision for income taxes...      (15)   0.0        82    0.3
                                         -------   ----   -------   ----
Net (loss) income...................... $    (54)  (0.1) $    124    0.4
                                         =======   ====   =======   ====

Percentages shown are percentages of total revenue, except gross profit percentages which represent gross profit by each business unit as a percentage for each such unit.

Liquidity and Capital Resources

     The company's working capital was $9,785 and $9,800 at March 31, 1999 and December 31, 1998, respectively. As of March 31, 1999, the company had borrowing capacity under the company's credit facility of $26,546 of which $26,546 was used under the company's floor plan and revolving credit facility. Unused borrowing capacity at March 31, 1999 was $0.

Cash Flow

     Operating activities provided net cash totaling $2,100 during the three months ended March 31, 1999. Operating activities provided net cash during the three months ended March 31, 1999 because of decreases in inventories and accounts receivable of $922 and $2,613, respectively, which were partially offset by decreases in accounts payable. Net income and depreciation provided cash of $211 in the three months ended March 31, 1999 versus $291 in the 1998 period. The decrease in inventories was primarily the result of an effort to reduce inventories that had accumulated to greater than required levels. The decrease in accounts receivable was the result of improved collections from customers.

     Investing activities used cash totaling $226 during the three months ended March 31, 1999. The company's investing activities that used cash during this period was primarily related to capital expenditures. During the next twelve months, the company expects to incur capital expenditures for upgrades and replacement of existing equipment facilities, as well as, upgrades of computing equipment which may be required to address Y2K problems, if any. The actual amount and timing of such capital expenditures may vary substantially depending upon, among other things, the actual need for replacements and upgrades.

     Financing activities used cash totaling $792 by reducing borrowings under the company's credit facility during the three months ended March 31, 1999.

Asset Management

     The company had accounts receivable, net of allowance for doubtful accounts, of $32,280 at March 31, 1999. The number of days' sales outstanding in accounts receivable was 64 days, which is slightly lower than the 67 days outstanding at December 31, 1998 but higher than 53 days outstanding for the prior year period. The number of days outstanding continues to reflect improved but, still slower than normal payment by the company's customers during the three months ended March 31, 1999. Bad debt expense as a percentage of total revenue for the three months ended March 31, 1999 was 0.2%, which was less than the 0.3% for the three months ended March 31, 1998. The company's allowance for doubtful accounts, as a percentage of accounts receivable, was 1.5% at December 31, 1998 and 5.0% at March 31, 1999, a significant portion of the increase reflects a change in the method of providing for returns and allowances. During the first quarter of 1999 the company began providing for returns and allowance based upon the revenue effect of such returns rather than the net cost effect of such returns. The change has no effect on net income but increases the stated amount of the allowance as compared to accounts receivable while reflecting higher levels of inventory. Inventory turnover for the three months ended March 31, 1999 was 12.5 times versus 18.7 times in comparable period in 1998. The decline in inventory turnover during the three months ended March 31, 1999 was the result of having a high level of stocking to meet customer requirements and having higher levels of inventories than are required.

Current Debt Obligations

     Historically, the company has satisfied its cash requirements principally through borrowings under its lines of credit and through operations. The company maintains a cash position sufficient to pay only its immediately due obligations and expenses. When the amount of cash available falls below its immediate needs, the company requests advances under a credit facility provided by Deutsche Financial Services ("DFS Facility")

     The total credit available under the DFS Facility is $30.0 million, subject to borrowing base limitations which are generally computed as a percentage of various classes of eligible accounts receivable and qualifying inventory. Credit available under the DFS Facility for floor plan financing of inventory from approved manufacturers (the "Inventory Line") is $20.0 million. Available credit under the DFS Facility, net of Inventory Line advances, is $10.0 million, which is used by the company primarily to carry accounts receivable and for other working capital and general corporate purposes (the "Accounts Line"). Borrowings under the Accounts Line bear interest at the fluctuating prime rate minus 1.0% per annum. Under the Inventory Line, DFS pays the company's inventory vendors directly, generally in exchange for negotiated financial incentives. Typically, the financial incentives received are such that DFS does not charge interest to the company until 40 days after the transaction is financed, at which time the company is required to either pay the full invoice amount of the inventory purchased from corporate funds or to borrow under the Accounts Line for the amount due to DFS. Inventory Line advances not paid within 40 days after the financing date bear interest at the fluctuating prime rate plus 5.0%. For purposes of calculating interest charges the minimum prime rate under the New DFS Facility is 7.0%. DFS may change the computation of the borrowing base and to disqualify accounts receivable upon which advances have been made and require repayment of such advances to the extent such disqualifications cause the company's borrowings to exceed the reduced borrowing base.

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

     Under the DFS Facility the company is required to maintain (i) a tangible net worth of $10.0 million, (ii) a ratio of debt minus subordinated debt to tangible net worth of 4 to 1 and (iii) a ratio of current tangible assets to current liabilities of not less than 1.25 to 1.

     Both the IBMCC Facility and the DFS Facility prohibit the payment of dividends unless consented to by the lender.

Year 2000 Issue

         The Year 2000 problem generally results from the use in computer hardware and software of two digits rather than four digits to define the applicable year. When computers must process dates both before and after January 1, 2000, two-digit year "fields" may create processing ambiguities that can cause errors and system failures. For example, a date represented by "00" may be interpreted by the system as referring to the year 1900 rather than 2000. The effects of the Year 2000 problem can be exacerbated by the interdependence of computer and telecommunications systems in the United States and throughout the world. This interdependence can affect the company and its suppliers, trading partners, and customers ("outside entities"). The Year 2000 problem has been more fully described in the company's previous periodic reports filed with the Securities and Exchange Commission, including the company's most recent annual report on form 10K. Some of the identified risks related to the Year 2000 problem include, but are not limited to, shortage of technical and managerial resources required to deal with the problem; potential shortcomings in the company's ability to identify and resolve all issues related to the problem; the cascading effect of problems resulting from the company's vendors, suppliers, customers and governmental agencies readiness.

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

         The company's Vice President of Information Systems is supervising the implementation of the Y2K Plan. The company is actively implementing the Y2K Plan, which will be modified as events warrant. Under the plan, the company has inventoried all of the computer systems and the telephone system at its corporate offices. The company is upgrading all computer and software systems that cannot be verified as warranted by the system's manufacturer to be Year 2000 compliant. The company's corporate offices telephone system is warranted by the manufacturer to be Year 2000 compliant. During the first quarter of 1999 the company continued its evaluation of computer hardware and software systems, continuing to upgrade hardware systems that do not pass standardized year 2000 compliance tests and systems which cannot be determined from the available information made available by the product's manufacturer, to be year 2000 compliant. During the second quarter of 1999, the company plans to complete the inventory of all computers, software and telephone systems used in its branch offices and will have established the time table for upgrading or replacing any systems that cannot be verified as warranted by the system's manufacturer to be Year 2000 compliant. In addition, the company currently plans to perform a total-system-shut-down test in June, 1999, the purpose of which is to roll the computer dates forward to past January 1, 2000 in an attempt to evaluate the system performance using test transactions.

         The company's Y2K Plan recognizes that the computer, telecommunications and other systems of outside entities have the potential for major, mission-critical, adverse effects on the conduct of company business. The company does not have control of these outside entities or outside systems; however, the company's Y2K Plan includes attempting to verify the readiness of those outside entities or outside systems which might possibly have a material adverse effect on the company's business by contacting those outside entities to determine their readiness and to coordinate with those outside entities to mitigate the possibility of an interruption of any mission-critical process. In addition, the company is researching and documenting the standard year 2000 readiness statements of all major suppliers, product manufacturers and customers. The company will, throughout 1999, attempt to evaluate the readiness of any outside systems that might possibly create a material adverse effect on any mission-critical process.

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

Costs to Address Year 2000 Issues:

     The company has not incurred substantial historical costs for Year 2000 awareness, inventory, assessment, analysis, conversion, testing, or contingency planning and anticipates that any future costs for these purposes, including those for implementing Year 2000 contingency plans, although not possible at this time to accurately predict, are not likely to be substantial. The company has incurred expenditures, as part of an overall upgrading of its computer and telecommunications systems, during 1998 and through 1999 to date. The company has also recognized higher expenditures in managing its information and telecommunications systems as staff members have expended time and resources evaluating the company's Year 2000 readiness and implemented required changes. It is difficult to assess the additional expenditures over and above what would have been expended under normal circumstances, but the company estimates that it has incurred expenditures in the form of additional expenses of approximately $325 over and above that which would have been incurred were it not for the Year 2000 issue. In addition, the company estimates that it has made capital expenditures in the amount of approximately $200 to $300 over an above the amount of capital expenditures that would have been required if it were not for the Year 2000 issue. Although impossible to accurately predict, the company currently believes that the additional expenditures specifically related to preparing for the Year 2000 issue will not be significant. Although the company believes that its estimates are reasonable, there can be no assurance that the costs of implementing the Y2K Plan will not differ materially from the estimated costs or that the company will not be materially adversely affected by year 2000 issues.

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

Contingency Plans:

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

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

     During 1998 Allstar filed suit against a former employee and said former employee has filed a counter-claim against Allstar. Allstar intends to vigorously defend such counter claim. Allstar is unable to estimate the range of possible recovery by the former employee because the suit is still in the early stages of discovery.

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


                              Allstar Systems, Inc.

May 17, 1999                                 By:      /s/ JAMES H. LONG
                                                      -----------------
Date                                James H. Long, Chief Executive Officer



May 17, 1999                                 By:      /s/ DONALD R. CHADWICK
                                                      ----------------------

Date                                Donald R. Chadwick, Chief Financial Officer