Form 10-Q
period 1999-06-30
ALLSTAR SYSTEMS INC
filed 1999-08-05
CIK 1020017

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
 (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANG
    ACT OF 1934

For the quarterly period ended June 30, 1999
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 333-09789

                              ALLSTAR SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                  76-0515249
       (State of incorporation)            (I.R.S. Employer Identification No.)
6401 SOUTHWEST FREEWAY
       HOUSTON, TEXAS                                    77074
  Address of principal executive offices)               (Zip code)

Registrant's telephone number including area code: (713) 795-2000

Not applicable
(Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X _ No___

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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

Title                                              Outstanding

Common Stock $.01 par value per share              As of August 3, 1999,
                                                   4,170,125 shares outstanding

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and par value amounts)

                                                        June 30,    December 31,
                                                           1999         1998
                                                      (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents...................       $  6,734    $     2,538
     Accounts receivable, net....................         35,563         34,893
     Accounts receivable - affiliates ...........            463            373
     Inventory...................................          8,655          8,497
     Deferred taxes .............................            431            431
     Income taxes receivable.....................            813            637
     Other current assets .......................            347            559
                                                      ----------     ----------
              Total current assets ..............         53,006         47,928
Property and equipment...........................          2,856          2,902
Other assets  ...................................            173            198
                                                      ----------     ----------
Total    ........................................      $  56,035      $  51,028
                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable ..............................      $  14,836     $   15,958
     Accounts payable............................         23,165         16,641
     Accrued expenses............................          5,284          5,273
     Deferred service revenue....................            166            256
                                                      ----------     ----------
              Total current liabilities..........         43,451         38,128
     Deferred credit - stock warrants............            195            195

Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares
       authorized, no shares issued
     Common stock:
       $.01 par value, 15,000,000 shares authorized,
       4,441,325 shares issued and outstanding
       on June 30, 1999 and December 31, 1998....             44             45
     Additional paid in capital..................         10,037         10,196
     Unearned equity compensation................             (1)          (269)
     Treasury stock (271,200 shares, at cost)....           (834)          (834)
     Retained earnings...........................          3,143          3,567
                                                       ---------      ---------
              Total stockholders' equity.........         12,389         12,705
                                                        --------       --------
Total............................................      $  56,035      $  51,028
                                                        ========       ========

                 See notes to consolidated financial statements

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                   (Unaudited)
                                                    Three Months Ended June 30,

                                                           1999           1998
                                                           ----           ----

Total revenue....................................     $   50,291     $   39,840
Cost of sales and services.......................         44,951         33,890
                                                      ----------     ----------
Gross profit.....................................          5,340          5,950
Selling, general and administrative expenses.....          5,671          5,464
                                                      ----------     ----------
Operating (loss) income..........................           (331)           486
Interest expense, net of other income............            208             51
                                                      ----------     ----------
(Loss) income before (benefit) provision
for income taxes.................................           (539)           435
(Benefit) provision for income taxes                        (169)           165
                                                      ----------     ----------
Net (loss) income................................     $     (370)  $        270
                                                      ===========   ===========

Net (loss) income per share:
         Basic...................................     $(    0.09)   $      0.06
                                                        =========    ==========
         Diluted.................................     $(    0.09)   $      0.06
                                                        =========    ==========

Weighted average shares outstanding:
         Basic...................................      4,169,017      4,436,609
                                                       =========      =========
         Diluted.................................      4,169,017      4,444,336
                                                       =========      =========

                                                      Six Months Ended June 30,

                                                           1999            1998
                                                           ----            ----

Total revenue....................................     $   98,159     $   72,382
Cost of sales and services.......................     $   87,042         61,622
                                                       ---------      ---------
Gross profit.....................................         11,117         10,760
Selling, general and administrative expenses.....         11,275         10,039
                                                      ----------     ----------
Operating (loss) income..........................           (158)           721
Interest expense, net of other income............            450             79
                                                      ----------     ----------
(Loss) income before (benefit) provision for
   income taxes..................................           (608)           642
(Benefit) provision for income taxes.............           (184)           249
                                                      ----------     ----------
Net (loss) income................................    $      (424)   $       393
                                                     ===========    ===========
Net (loss) income per share:
         Basic...................................    $     (0.10)   $      0.09
                                                     ===========    ===========
         Diluted.................................    $     (0.10)   $      0.09
                                                     ===========    ===========
Weighted average shares outstanding:
         Basic...................................      4,168,971      4,438,357
                                                     ===========    ===========
         Diluted.................................      4,168,971      4,442,242
                                                     ===========    ===========



                 See notes to consolidated financial statements

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                      Six Months              Six Months
                                                                        ended                   ended
                                                                        June 30,                June 30,
                                                                         1999                    1998
                                                                         ----                    ----
Net (loss) income...............................................  $      (424)            $       393
Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..............................          544                     358
Changes in assets and liabilities that provided
     (used) cash:
     Accounts receivable, net...................................         (670)                   (427)
     Accounts receivable - affiliates...........................          (90)                   (153)
     Inventory..................................................         (158)                 (3,855)
     Income Taxes Receivable....................................         (176)
     Other current assets.......................................          212                      27
     Other assets...............................................                                 (165)
     Accounts payable...........................................        6,524                     153
     Accrued expenses...........................................           11                     544
     Income taxes payable.......................................                                 (145)
     Deferred service revenue...................................          (90)                     89
                                                                  -----------              ----------
         Net cash provided by (used in) operating
              activities........................................        5,683                  (3,181)
                                                                  -----------              ----------
Cash flows from investing activities:
     Capital expenditures.......................................         (473)                   (230)
                                                                  -----------              ----------
         Net cash used in investing activities:.................         (473)                   (230)
                                                                  -----------              ----------
Cash flows from financing activities:
     Purchase of treasury stock                                                                   (40)
     Cancellation of restricted stock awards....................          108
     Net (decrease) increase in notes payable...................       (1,122)                  3,594
                                                                  -----------              ----------
         Net cash (used in) provided by financing
              activities:.......................................       (1,014)                  3,554
                                                                  -----------              ----------
Net increase in cash and cash
     equivalents................................................        4,196                     143

Cash and cash equivalents at beginning of period................   $    2,538              $    1,581
                                                                  -----------              ----------
Cash and cash equivalents at end of period......................   $    6,734              $    1,724
                                                                  ===========              ==========
Supplemental disclosures of cash flow information:
     Cash paid for interest.....................................   $      503              $      117
                                                                  ===========              ==========
     Cash paid for taxes........................................   $        0              $      364
                                                                  ===========              ==========

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

     The condensed consolidated financial statements presented herein at June 30, 1999 and for the three months and the six months ended June 30, 1999 are unaudited; however, all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, recurring nature. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet at December 31, 1998 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. Although management believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission.

     Reclassifications   -  Certain  amounts  in  the   consolidated   financial
statements presented herein have been reclassified to conform to current year presentation.

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

     Accounting Pronouncements - In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of Statement No. 133" ("SFAS No. 137"). SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management is evaluating what impact the pronouncement might have, if any, and additional disclosures may be required when this statement is implemented.

2.   INCENTIVE STOCK PLANS

     In September 1996 Allstar adopted the 1996 Incentive Stock Plan (the "Incentive Plan"') and the 1996 Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Incentive Plan, Allstar's Compensation Committee may grant up to 417,500 shares of common stock, which have been reserved for issuance to certain key employees of Allstar. The Incentive Plan provides for the granting of incentive awards in the form of stock options, restricted stock, phantom stock, stock bonuses and cash bonuses in accordance with the provisions of the plan. Additionally, no shares may be granted after the tenth anniversary of the Incentive Plan's adoption. Allstar has reserved for issuance, under the Director Plan, 100,000 shares of common stock, subject to certain antidilution adjustments. The Director Plan provides for a one-time option by newly elected directors to purchase up to 5,000 common shares, after which each director is entitled to receive an option to purchase up to 2,000 common shares upon each date of re-election to Allstar's Board of Directors. Options granted under the Director Plan and the Incentive Plan have an exercise price equal to the fair market value on the date of grant and generally expire ten years after the grant date. As of June 30, 1999, 37,000 stock option grants have been issued to directors under the Director Plan. The exercise price of 28,000 of the directors' options is $1.50 per share and for 9,000 of the directors' options is $1.75. As of June 30, 1999 incentive stock options totaling 415,872 shares have been issued to employees. The exercise price of 8,000 of the stock option grants is $6.00 per share, 214,600 of the stock option grants have an exercise price of $1.50 per share, 3900 of the stock option grants have an exercise price of $1.75 and 189,372 of the stock option grants have an exercise price of $1.063. The stock option grants will vest ratably over the five year period from the date of issuance. In addition, incentive awards in the form of restricted stock were granted for 14,286 shares that will vest ratably over the two-year period ending July 7, 1999 and 50,000 shares, which will vest ratably over the five-year period ending May 20, 2004. During the quarter ended June 30, 1999 Allstar exchanged restricted stock awards for 63,086 shares for stock option grants on 126,172 shares at an exercise price of $1.06 per share. The stock option grants vest over the same period as the exchanged restricted stock awards. As of June 30, 1999, Allstar had restricted stock awards outstanding for 1,200 shares.

3.   EARNINGS PER SHARE

The computations of basic and diluted earnings per share for each period were as follows:

                                            Three months ended June 30,         Six months ended June 30,

                                                   1999         1998                 1999            1998

                                                  (Amounts in thousands except share and per share data)
Numerator:
     Net income (loss)......................      $(370)          $270              ($424)           $393
                                                  ======          ====               =====           ====

Denominator:
     Denominator for basic earnings per
       share - weighted-average shares
       outstanding..........................   4,169,017     4,436,609           4,168,971      4,438,357

Effect of dilutive securities:
     Shares issuable from assumed conversion
       of common stock options, warrants and
  restricted stock..........................           0         7,727                   0          3,885
                                              ----------    ----------           ---------     ----------

Denominator for diluted earnings per share..  4,255,459      4,444,336          4,255,413       4,442,242

Basic earnings per share....................     $(0.09)        $0.06              $(0.10)          $0.09
                                                   =====         ====               =====            ====

Diluted earnings per share..................     $(0.09)        $0.06              $(0.10)          $0.09
                                                   =====         ====               =====            ====

The potentially dilutive options totaling 86,442 shares, calculated under the treasury stock method, were not used in the calculation of diluted earnings per share for the three months and the six months ended June 30, 1999 since the effect of potentially dilutive securities in computing a loss per share is antidilutive.

4.   SEGMENT INFORMATION

     Allstar has three reportable segments: (1) Information Technology, (2) Telecom Systems and (3) CTI Software. Information Technology includes products and services relating to computer products and management information systems. Telecom Systems includes products, installation and services relating to telephone systems. CTI Software includes software products that facilitate telephony and computer integration primarily for telemarketing and call center applications. Allstar evaluates performance of each segment based on operating income. Management only views accounts receivable, and not total assets, by segment in their decision making. The tables below show the results of the three reportable segments:

                                    Information           Telecom             CTI
                                    Technology            Systems          Software       Consolidated

For the quarter ended June 30, 1999 (Unaudited):
Total revenue....................... $   48,302         $    1,164        $      825        $   50,291
Cost of sales and services..........     43,480              1,058               413            44,951
                                      ---------          ---------         ---------          --------
Gross profit........................      4,822                106               412             5,340
Selling, general and
administrative expenses.............      4,572                651               448             5,671
                                     ----------         ----------         ---------         ---------
Operating income (loss)............. $      250         $     (545)       $      (36)       $     (331)
                                     ==========         ===========       ===========        ==========
Accounts receivable, net............ $   30,444         $     4,508       $      611        $   35,563
                                      =========          ==========       ===========        ==========

For the quarter ended June 30, 1998 (Unaudited):
Total revenues                       $   37,509         $    1,818        $      513        $   39,840
Cost of sales and services..........     32,581              1,031               278            33,890
                                         ------          ---------         ---------         ---------
Gross profit........................      4,928                787               235             5,950
Selling, general and
administrative expenses.............      4,431                583               450             5,464
                                     ----------         ----------         ---------         ---------
Operating income (loss)............. $      497         $      204        $     (215)       $      486
                                     ==========          =========        ===========        ==========
Accounts receivable, net............ $   22,963         $    4,259        $      841        $   28,063
                                     ==========          =========        ===========        ==========

For the six months ended June 30, 1999 (Unaudited):
Total revenue....................... $   94,104         $    2,460        $    1,595        $   98,159
Cost of sales and services..........     84,430              1,868               744            87,042
                                      ---------          ---------        ----------         ---------
Gross profit........................      9,674                592               851            11,117
Selling, general and
  administrative expenses...........      9,167              1,163               945            11,275
                                      ---------          ---------        ----------         ---------
Operating income (loss)............. $      507         $     (571)       $      (94)       $     (158)
                                     ==========          =========        ===========        ==========
Accounts receivable, net............  $  30,444         $    4,508        $      611        $   35,563
                                     ==========          =========        ===========        ==========

For the six months ended June 30, 1998 (Unaudited):
Total revenue.......................   $ 68,154         $    2,890        $    1,338        $   72,382
Cost of sales and services..........     58,899              1,931               792            61,622
                                      ---------          ---------        ----------          --------
Gross profit........................      9,255                959               546            10,760
Selling, general and
  administrative expenses...........      8,064              1,151               824            10,039
                                      ---------          ---------        ----------          --------
Operating income (loss).............  $   1,191         $     (192)       $     (278)       $      721
                                     ==========          =========        ===========        ==========
Accounts receivable, net............ $   22,963         $    4,259        $      841        $   28,063
                                     ==========          =========        ===========        ==========

5.  CREDIT ARRANGEMENTS

Allstar has a $30.0 million credit agreement with a commercial finance company. This agreement contains restrictive covenants which, among other things, require specific ratios of current assets to current liabilities and debt to tangible net worth and require Allstar to maintain minimum tangible net worth. Allstar did not maintain the required ratio of current assets to current liabilities for the quarter ended June 30, 1999; however, Allstar subsequently received a waiver from the commercial finance company for the non-compliance.

6.   LITIGATION

     During 1998 Allstar filed suit against a former employee and such former employee has filed a counter-claim against Allstar. Allstar intends to vigorously defend such counter claim. Allstar is unable to estimate the range of possible recovery by the former employee because the suit is still in the early stages of discovery.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATION

                              ALLSTAR SYSTEMS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is qualified in its entirety by, and should be read in conjunction with, the company's consolidated financial statements, including the notes thereto included elsewhere in this Form 10-Q and the company's Form 10-K, previously filed with the Securities and Exchange Commission.

Overview

     Allstar Systems, Inc. is engaged in the business of reselling computer hardware, business telephone systems and software products and providing related services. In addition, we derive revenue from providing services to purchasers of computer products and other customers. We operate from offices in Houston, Austin, El Paso, San Antonio and Dallas, Texas and in Albuquerque and Las Cruces, New Mexico. While all offices offer computer related products and services, most offices do not offer telecommunications products and services. We develop and market CTI Software through our wholly owned subsidiary Stratasoft, Inc. To date, most of our revenue has been derived from computer products sales and related services. During the quarter ended June 30, 1999, Information Technology totaled 96.1% of revenues while Telecom Systems and CTI Software totaled 2.3% and 1.6% of revenues, respectively.

      Information   Technology  sells  a  wide  variety  of  computer  and  data communications hardware and software products available from over 600 manufacturers. We sell desktop and laptop computers, monitors, printers and other peripheral devices, operating system and application software, network products and mid-range host and server systems. We are an authorized reseller of products from a number of leading manufacturers of computer hardware, software and networking equipment.

     Generally, products and system sales are made on a purchase order basis, with few on-going commitments to purchase from its customers. On certain occasions, large "roll-out" orders are received with delivery scheduled over a longer term, such as three to nine months, while normal orders are received and delivered to the customers usually within approximately thirty days of the receipt of the order. Because of this pattern of sales and delivery, we normally do not have a significant backlog of computer product sales.

     Services are provided by Information Technology both in conjunction with and separately from its product and system sales. We typically price our services on a time and materials basis or under fixed fee service contracts, depending on customer preference and the level of service commitment required. In markets where we do not maintain branch offices, we often subcontract for necessary technical personnel, particularly where required for larger scope or prolonged duration contracts. The services provided include information systems support, authorized warranty service, hardware repair and maintenance services, complex network diagnostic services, end user support services and software diagnostic services. We also offer complete outsourcing of a customer's computer and network management and technical support needs on a contract basis. In addition, we provide temporary and permanent technical staffing services.

     To support and maintain the quality of these services and to maintain vendor accreditation necessary to resell and service its significant product lines, our technical staff participates in various certifications and authorization programs sponsored by hardware manufacturers and software suppliers. Our ability to attract and retain qualified professional and technical personnel is critical to the success of our services business. The most significant portion of the costs associated with the delivery of services is personnel costs. Therefore, in order to be successful, our billable rates must be in excess of the personnel costs and our margin is dependent upon maintaining high utilization of our service personnel. In addition, the competition for high quality personnel has generally intensified causing our and other service providers personnel costs to increase.

     While we often have service contracts with our larger customers, many of these contracts are project based or are terminable on relatively short notice.

     Through Telecom Systems, we market, install and service business telephone systems, including large PBX systems and smaller "key systems", along with a variety of related products including hardware and software products for data and voice integration, wide area connectivity and telephone system networking, wireless communications and video conferencing. As with Information Technology, Telecom System's cost of sales include both product cost and labor cost, and the labor has a more fixed nature. During periods when there is downward pressure on pricing systems, management of labor cost is necessary for Telecom Systems not to have erosion of gross margin.

     We develop and market proprietary CTI Software, which integrates business telephone systems and networked computer systems, under the trade name "Stratasoft." Our basic products are typically customized to suit a customer's particular needs and are often bundled with computer hardware supplied by us at the customer's request. Stratasoft products include software for call center management, both in-bound and out-bound, as well as interactive voice response software.

     We believe that each of our three businesses are complementary to each other and allow us to offer a broader range of integrated products and services in order to satisfy our customers' information and communication technology requirements than many of our competitors. Our strategy is to maintain and expand our relationships with our customers by satisfying a greater portion of these requirements. Our cost of sales and services include product cost and labor. Labor has a more fixed nature such that higher levels of service revenues produce more gross margin while lower levels of service revenues produce less gross margin. Management of labor cost is important in order to prevent erosion of gross margins.

     Our cost of sales and services include product cost and labor. Labor has a more fixed nature such that higher levels of service revenues produce more gross margin while lower levels of service revenues produce less gross margin. In periods when there is downward pressure on service sales pricing, it becomes more important for management of labor cost in order to prevent erosion of gross margins.

     A significant portion of our selling, general and administrative expenses relate to personnel costs, some of which are variable and others of which are relatively fixed. Our variable personnel costs are substantially comprised of sales commissions, which are typically calculated based upon our gross profit on a particular sales transaction and thus generally fluctuate with our overall gross profit. The remainder of selling, general and administrative expenses are relatively more fixed and, while still somewhat variable, do not vary with increases in revenue as directly as do sales commissions.

     Inacom Corp. ("Inacom") has historically been the largest supplier of products sold by the company. In August 1996, we renewed our long-term supply arrangement with Inacom and agreed to purchase at least 80% of our computer products from Inacom, but only to the extent that such products are made available within a reasonable period of time at reasonably competitive pricing. Inacom does not carry certain product lines sold by us and Inacom may be unable to offer reasonable product availability and reasonably competitive pricing from time to time on those product lines that it carries. We expect that considerably less than 80% of our total purchases will be made from Inacom, and that any increase or decrease over historical levels in the percentage of products we purchases from Inacom under the Inacom agreement will not have any material impact on the company's results of operations. Other major suppliers include Ingram Micro, Inc. and Tech Data Corporation.

     We manage our inventory in order to minimize the amount of inventory held for resale and the risk of inventory obsolescence and decreases in market value. We attempt to maintain a level of inventory required to reach only our near term delivery requirements by relying on the ready availability of products from our principal suppliers. Manufacturers of our major products generally provide price protection, which reduces our exposure to decreases in prices. In the past, product suppliers generally allowed for returns of excess inventory, which, on a limited basis, were made without material restocking fees. However, significant suppliers recently revised their policies to restrict the amount of returns allowed. It is expected that thischange increases our risks associated with inventory ownership. In particular, we have greater risk associated with inventory obsolescence and declining values. In addition, certain manufacturers of products have generally become more restrictive with respect to price protection. This has increased our risks, as they relate to the value of inventories. Each of these changes may cause a reduction of gross margins realized on the sale of products.

Special notice regarding forward-looking statements

     This quarterly annual report on Form 10-Q contains forward-looking statements within the meaning of the private securities litigation reform act of 1995 relating to future events or our future financial performance including, but not limited to, statements contained in item 1 "financial statements" and item 2. - "management's discussion and analysis of financial condition and results of operations." Readers are cautioned that any statement that is not a statement of historical fact, including but not limited to, statements which may be identified by words including, but not limited to, "anticipate," "appear," "believe," "could," "estimate," "expect," "hope," "indicate," "intend," "likely," "may," "might," "plan," "potential," "seek," "should," "will," "would," and other variations or negative expressions thereof, are predictions or estimations and are subject to known and unknown risks and uncertainties. Numerous factors, including factors which we have little or no control over, may affect the company's actual results and may cause actual results to differ materially from those expressed in the forward-looking statements contained herein. In evaluating such statements, readers should consider the various factors identified in the company's annual report on Form 10-K, as filed with the Securities and Exchange Commission including matters set forth in item 1.- "factors which may affect the future results of operations," which could cause actual events, performance or results to differ materially from those indicated by such statements.

Three Months Ended June 30, 1999 Compared To Three Months Ended June 30, 1998
                             (Dollars in thousands)
     The following table sets forth, for the periods indicated, certain financial data derived from our unaudited consolidated statements of operations for the three months ended June 30, 1999 and 1998.

                                 Three months ended June 30,
                                                             1999                      1998
                                                             ----                      ----
                                                         Amount          %         Amount          %

Revenue  :
Information Technology............................... $   48,302       96.1      $  37,509       94.1
Telecom Systems......................................      1,164        2.3          1,818        4.6
CTI Software.........................................        825        1.6            513        1.3
                                                      ----------     ------      ---------     ------
         Total revenue...............................     50,291      100.0         39,840      100.0
Gross profit:
Information Technology...............................      4,822       10.0          4,928       13.1
Telecom Systems......................................        106        9.1            787       43.3
CTI Software.........................................        412       49.9            235       45.8
                                                      ----------     ------      ---------     ------
         Total gross profit..........................      5,340       10.6          5,950       14.9
Selling, general and administrative expenses.........      5,671       11.3          5,464       13.7
                                                       ---------     ------      ---------     ------
Operating income.....................................       (331)      (0.7)           486        1.2
Interest expense, net of other income................        208        0.4             51        0.1
                                                      ----------     ------      ---------     ------
(Loss) income before (benefit)
 provision for income taxes..........................       (539)      (1.1)           435        1.1
(Benefit) provision for income taxes.................       (169)     ( 0.3)           165        0.4
                                                      ----------     ------      ---------     ------
Net (loss) income....................................   $   (370)      (0.8)     $     270        0.7
                                                      ==========     ======      =========     ======

Percentages shown are percentages of total revenue, except gross profit percentages, which represent gross profit by each business unit as a percentage for each such unit.

     TOTAL REVENUE. Total revenue increased by $10,451 (26.2%) to $50,291 in 1999 from $39,840 in 1998.
     Information Technology revenue increased by $10,793 (28.8%) to $48,302 in 1999 from $37,509 in 1998. As a percentage of total revenue, Information
Technology revenue increased to 96.1% in 1999 from 94.1% in 1998. The increase in Information Technology revenues was primarily attributable to revenues derived from new customer relationships in offices opened in late 1997 and during 1998, together with significant revenue growth realized from new and existing customers in our more mature offices in Dallas and Houston. Information Technology revenues from our newer offices, opened in 1997 and 1998, increased by $3,279 (69.3%) while revenues from our more mature offices in Dallas and Houston increased by $7,514 (22.9%).
     Telecom Systems revenue decreased by $654 (36.0%) to $1,164 in 1999 from $1,818 in 1998. Revenue from Telecom Systems as a percentage of total revenue decreased to 2.3% in 1999 from 4.6% in 1998. The decrease in Telecom Systems revenue was due to increased pricing competition from a directly owned subsidiary of the manufacturer of the telephone system product line that has accounted for a majority of Telecom Systems revenues over the past year. Several large sales were lost to this competitor at far below the pricing levels at which we were willing to price such systems. In addition, during the 1999 period, we attempted to make changes to our Telecom Systems business, which has produced unsatisfactory profitability results to date, in an attempt to ultimately improve financial performance in this business unit, and this caused decreased sales activity as management, operational procedure and staffing changes were made.
     CTI Software revenue increased by $312 (60.8%) to $825 in 1999 from $513 in 1998. The increase in CTI Software revenues was due to both increased sales and increased size of sales of its products in 1999. Revenue from CTI Software, as a percentage of total revenue, increased to 1.6% in 1999 from 1.3% in 1998.

     GROSS PROFIT. Gross profit decreased by $610 (10.3%) to $5,340 in 1999 from $5,950 in 1998. Gross margin decreased to 10.6% in 1999 from 14.9% in 1998.
     Information Technology gross profit decreased $106 to $4,822 in 1999 from $4,928 in 1998 in spite of the increased revenues described above, due to lower gross margin realized in 1999. Information Technology gross margin decreased to 10.0% in 1999 from 13.1% in 1998. The reduction in gross margin was the result of the combined effects of our participation in lower margin large volume sales transactions, lower average selling prices for computers realized throughout the industry, costs related to eliminating unwanted inventory, excessive freight costs not passed on to customers and write-offs of vendor accounts receivable. In addition, Information Technology produced below our expected level of gross margin because we were unable to immediately reassign service technical staff from completed projects to new projects due to customer needs or to their locations, and due to an effort to change our mix of services business to include a higher percentage of what is believed to ultimately be more profitable services offerings. Overall, the increase in revenue for Information Technology was slightly greater than expected while the gross margin was considerably below the expected level.
     Telecom Systems gross profit decreased by $681 (86.5%) to $106 in 1999 compared to $787 in 1998. Gross margin for Telecom Systems decreased significantly over the prior year to 9.1% in 1999 from 43.3% in 1998. Under normal circumstances we expect to realize between 25% and 35% gross margins in Telecom Systems. The significant decline in gross profit and gross margin in Telecom Systems as compared to both the expected normal levels and 1998 was due to the factors described above, which significantly decreased gross margin due to a reduction a revenue without a corresponding reduction in cost of sales and services.
     CTI Software gross profit increased $177 (75.3%) to $412 in 1999 from $235 in 1998. Gross margins for CTI Software increased to 49.9% in 1999 from 45.8% in 1998 due to a higher content of software-only sales in 1999, to our ability to realize higher prices for our CTI software products relative to the hardware component, and to a reduction in the cost of software development costs as compared to revenue.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $207 (3.8%) to $5,671 in 1999 from $5,464 in 1998. While selling, general and administrative expenses increased in absolute dollars, the increase was considerably less than the increase in revenue, which resulted in a decrease in these expenses as a percentage of total revenue of 2.4%, to 11.3% of revenue in 1999 from 13.7% in 1998. The decrease in selling, general and administrative expenses as a percentage of revenue was the direct result of our effort to reduce these costs through the closing of unprofitable offices, the downsizing of certain branch offices and the reduction of certain expense structures when expected revenues were insufficient to cover operating expenses. Additionally, we realigned certain operations to eliminate redundancies and improve efficiency. During 1998 we increased our spending relating to opening and staffing new offices and sales operations with the expectation of producing a sufficient revenue base to cover those expenses and turn these new offices into profitable operations. Late in 1998, management realized that certain of these new offices and operations would not be able to rapidly attain sufficient revenues and gross profits to meet those expectations. Consequently, we began downsizing or closing those operations and this has resulted in reduced selling, general and administrative expenses and lower losses in the combined new offices. In spite of the fact that selling, general and administrative expenses declined as a percentage of revenue, we were not able to reduce selling, general and administrative expenses as much as desired due to costs of employee severance compensation paid, higher than normal bad debt expense, higher employee education expenses related to efforts to make business model changes and increases in professional fees. We reduced the total number of full-time employees by 33 (7%) from approximately 473 at March 31, 1999 to 440 at June 30, 1999, but did not realize the full impact of expense reduction in the quarter due to the fact that the terminations occurred throughout the quarter and because of severance paid to certain terminated employees.

     OPERATING INCOME. Operating income decreased by $817 (168%) to an operating loss of $331 in 1999 from income of $486 in 1998 due, principally, to lower gross margins realized in Information Technology and Telecom Systems operations. Operating income decreased as a percentage of total revenue to a loss of 0.7% in 1999 from income of 1.2% in 1998.

     INTEREST EXPENSE, NET OF OTHER INCOME. Interest expense, net of other income increased $157 to $208 in 1999 compared to $51 in 1998. This reflects a higher level of borrowing on our credit facilities in 1999 as compared to 1998 and slightly lower interest rates in 1999 compared to 1998.

     NET INCOME. Net income, after a benefit for income taxes totaling $169 (reflecting an effective tax rate of 31.4% in 1999 compared to 37.9% in 1998), decreased by $640 to a net loss of $370 in 1999 compared to net income of $270 in 1998.

Six Months Ended June 30, 1999 Compared To Six Months Ended June 30, 1998
                             (Dollars in thousands)
     The following table sets forth, for the periods indicated, certain financial data derived from our unaudited consolidated statements of operations for the six months ended June 30, 1999 and 1998.

                                   Six months ended June 30,
                                                             1999                      1998
                                                             ----                       ---
                                                         Amount        %           Amount          %

Revenue  :
Information Technology............................... $   94,104       95.9     $   68,154       94.2
Telecom Systems......................................      2,460        2.5          2,890        4.0
CTI Software.........................................      1,595        1.6          1,338        1.8
                                                      ----------     ------     ----------     ------
         Total revenue...............................     98,159      100.0         72,382      100.0
Gross profit:
Information Technology...............................      9,674       10.3          9,255       13.6
Telecom Systems......................................        592       24.1            959       33.2
CTI Software.........................................        851       53.4            546       40.8
                                                      ----------     ------     ----------     ------
         Total gross profit..........................     11,117       11.3         10,760       14.9
Selling, general and administrative expenses.........     11,275       11.5         10,039       13.9
                                                      ----------     ------     ----------     ------
Operating income.....................................       (158)      (0.2)           721        1.0
Interest expense, net of other income................        450        0.4             79        0.1
                                                      ----------     ------     ----------     ------
(Loss) income before (benefit)
 provision for income taxes..........................       (608)      (0.6)           642        0.9
(Benefit) provision for income taxes.................       (184)      (0.2)           249        0.3
                                                      ----------     ------     ----------     ------
Net (loss) income.................................... $     (424)      (0.4)    $      393        0.6
                                                      ==========    =======     ==========     ======

Percentages shown are percentages of total revenue, except gross profit percentages, which represent gross profit by each business unit as a percentage for each such unit.

     TOTAL REVENUE. Total revenue increased by $25,777 (35.6%) to $98,159 in 1999 from $72,382 in 1998.
     Information Technology revenue increased by $25,950 (38.1%) to $94,104 in 1999 from $68,154 in 1998. As a percentage of total revenue, Information
Technology revenue increased to 95.9% in 1999 from 94.2% in 1998. The increase in Information Technologies revenues was primarily attributable to revenues derived from new customer relationships in offices opened in late 1997 and during 1998, together with significant revenue growth realized from new and existing customers in our more mature offices in Dallas and Houston. Information Technology revenues from the company's newer offices, opened in 1997 and 1998, increased by $8,309 (130.4%). Revenues from our more mature offices in Dallas and Houston increased by $17,809 (28.9%).
     Telecom Systems revenue decreased by $430 (14.9%) to $2,460 in 1999 from $2,890 in 1998. Revenue from Telecom Systems as a percentage of total revenue decreased to 2.5% in 1999 from 4.0% in 1998. The decrease in Telecom Systems revenue was due to increased pricing competition from a directly owned subsidiary of the manufacturer of the telephone system product line that has accounted for a majority of Telecom Systems revenues over the past year. Several large sales were lost to this competitor at far below the pricing levels at which we were willing to price such systems. In addition, during the 1999 period, we attempted to make changes to our Telecom Systems business, which has produced unsatisfactory profitability results to date, in an attempt to ultimately improve financial performance in this business unit, and this caused decreased sales activity as management, operational procedure and staffing changes were made.
     CTI Software revenue increased by $257 (19.2%) to $1,595 in 1999 from $1,338 in 1998. The increase in CTI Software revenues was due to both increased sales and increased size of sales of its products in 1999. Revenue from CTI Software, as a percentage of total revenue, decreased to 1.6% in 1999 from 1.8% in 1998 because of the higher level of revenue growth in Information Technology.

     GROSS PROFIT. Gross profit increased by $357 (3.3%) to $11,117 in 1999 from $10,760 in 1998. Gross margin percentage decreased to 11.3% in 1999 from 14.9% in 1998.
     Information Technology gross profit increased $419 to $9,674 in 1999 from $9,255 in 1998 in spite of the increased revenues described above, due to lower gross margin realized in 1999. Information Technology gross margin percentage decreased to 10.3% in 1999 from 13.6% in 1998. The reduction in gross margin was the result of the combined effects of our participation in lower margin large volume sales transactions, of lower average selling prices for computers realized throughout the industry, of costs related to eliminating unwanted inventory, of excessive freight costs not passed on to customers and of write-offs of vendor accounts receivable. In addition, the service component of Information Technology produced below our expected level of gross margin because we experienced lower utilization of our technical staff during the 1999 period as we were unable to immediately reassign staff from completed projects to new projects. and due to an effort by us to change our mix of services business to include a higher percentage of what is believed to ultimately be more profitable services offerings.
     Telecom Systems gross profit decreased by $367 (38.3%) to $592 in 1999 compared to $959 in 1998. Gross margin for Telecom Systems decreased significantly over the prior year to 24.1% in 1999 from 33.2% in 1998. Under normal circumstances we expect to realize between 25% and 35% gross margins in Telecom Systems. The significant decline in gross profit and gross margin in Telecom Systems as compared to both the expected normal levels and 1998 was due to the factors described above, which significantly decreased gross margin due to a reduction a revenue without a corresponding reduction in cost of sales and services.
     CTI Software gross profit increased $305 (55.9%) to $851 in 1999 from $546 in 1998. Gross margin for CTI Software increased to 53.4% in 1999 from 40.8% in 1998 due to a higher content of software-only sales in 1999, our ability to realize higher prices for its CTI software products relative to the hardware component and to a reduction in the cost of software development costs as compared to revenue.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1,236 (12.3%) to $11,275 in 1999 from $10,039 in 1998. While selling, general and administrative expenses increased in absolute dollars, the increase was considerably less than the increase in revenue, which resulted in a decrease in these expenses as a percentage of total revenue of 2.4%, to 11.5% of revenue in 1999 from 13.9% in 1998. The decrease in selling, general and administrative expenses as a percentage of revenue was the direct result of our effort to reduce these costs through the closing of unprofitable offices, through downsizing of certain branch offices and through the reduction of certain expense structures when expected revenues were insufficient to cover operating expenses. Additionally, we realigned certain operations to eliminate redundancies and improve efficiency. During 1998 we increased our spending relating to opening and staffing new offices and sales operations with the expectation of producing a sufficient revenue base to cover those expenses and turn these new offices into profitable operations. Late in 1998, management realized that certain of these new offices and operations would not be able to rapidly attain sufficient revenues and gross profits to meet those expectations. Consequently, we began downsizing or closing those operations and this has resulted in reduced selling, general and administrative expenses and lower losses in the combined new offices. In spite of the fact that selling, general and administrative expenses declined as a percentage of revenue, we were not able to reduce selling, general and administrative expenses as much as desired due to costs of employee severance compensation paid, to higher than normal bad debt expense, to higher employee education expenses related to efforts to make business model changes. The company reduced the total number of full-time employees by 73 (14.2%) from approximately 513 at December 31, 1998 to 440 at June 30, 1999, but did not realize the full impact of expense reduction in the six month period due to the fact that the terminations occurred throughout the quarter and because of severance paid to certain terminated employees.

     OPERATING INCOME. Operating income decreased by $879 (121.9%) to an operating loss of $158 in 1999 from operating income of $721 in 1998 due, principally, to lower gross margins realized in Information Technology and Telecom Systems operations. Operating income decreased as a percentage of total revenue to a loss of 0.2% in 1999 from income of 1.0% in 1998.

     INTEREST EXPENSE, NET OF OTHER INCOME. Interest expense, net of other income increased $371 to $450 in 1999 compared to $79 in 1998. This reflects a higher level of borrowings on our credit facility in 1999 as compared to 1998 and slightly lower interest rates in 1999 compared to 1998.

     NET INCOME. Net income, after a benefit for income taxes totaling $184 (reflecting an effective tax rate of 30.3% in 1999 compared to 38.9% in 1998), decreased by $817 to a net loss of $424 in 1999 compared to net income of $393 in 1998.

Liquidity and Capital Resources

     Our working capital was $9,447 and $9,800 at June 30, 1999 and December 31, 1998, respectively. As of June 30, 1999, we had borrowing capacity under our credit facility of $30,000 of which $28,590 was used under our floor plan and revolving credit facility. Unused borrowing capacity at June 30, 1999 was $1,410

Cash Flow

     Operating activities provided net cash totaling $5,791 during the six months ended June 30, 1999. Operating activities provided net cash during the six months ended June 30, 1999 primarily because of cash provided by increases in accounts payable ($6,524), which more than offset cash used by a increase in accounts receivable ($670). The increase in accounts payable was primarily the result of a large transaction which occurred in the last week of June, as well as the timing of the normal payment on our credit facility which occurred on July 1, 1999. The increase in accounts receivable was primarily the result of increased levels of sales.

     Investing activities used cash totaling $473 during the six months ended June 30, 1999 related to capital expenditures. During the remainder of 1999, we expect to incur additional capital expenditures for upgrades and replacement of existing equipment facilities, as well as upgrades of computing equipment .

     Financing activities used cash totaling $1,122 as borrowings were reduced under our credit facility during the six months ended June 30, 1999.

Asset Management

     We had accounts receivable, net of allowance for doubtful accounts, of $35,563 at June 30, 1999. The number of days' sales outstanding in accounts receivable was 64 days, which is slightly lower than the 67 days outstanding at December 31, 1998. The number of days outstanding continues to reflect improved but still slower than normal payment by our customers during the six months ended June 30, 1999. Bad debt expense as a percentage of total revenue for the six months ended June 30, 1999 was 0.3%, the same as during the six months ended June 30, 1998. Our allowance for doubtful accounts, as a percentage of accounts receivable, was 2.6% at June 30,1999 and 1.0% at December 31, 1998, a significant portion of the increase reflects a change in the method of providing for returns and allowances. Inventory turnover for the six months ended June 30, 1999 was 20.5 times versus 17.0 times for the comparable period in 1998. The improvement in inventory turnover for the six months ended June 30, 1999 was the result of our efforts to decrease the levels of inventory.

Current Debt Obligations

     Historically, we have satisfied our cash requirements principally through borrowings under our lines of credit and through operations. We maintain a cash position sufficient to pay only our immediately due obligations and expenses. When the amount of cash available falls below its immediate needs, we request advances under a credit facility provided by Deutsche Financial Services ("DFS Facility")

     The total credit available under the DFS Facility is $30,000 subject to borrowing base limitations which are generally computed as a percentage of various classes of eligible accounts receivable and qualifying inventory. Credit available under the DFS Facility for floor plan financing of inventory from approved manufacturers (the "Inventory Line") is $20,000. Available credit under the DFS Facility, net of Inventory Line advances, is $10,000 million, which is used primarily to carry accounts receivable and for other working capital and general corporate purposes (the "Accounts Line"). Borrowings under the Accounts Line bear interest at the fluctuating prime rate minus 1.0% per annum. Under the Inventory Line, DFS pays our inventory vendors directly, generally in exchange for negotiated financial incentives. Typically, the financial incentives received are such that DFS does not charge us interest until 40 days after the transaction is financed, at which time we are required to either pay the full invoice amount of the inventory purchased from corporate funds or to borrow under the Accounts Line for the amount due to DFS. Inventory Line advances not paid within 40 days after the financing date bear interest at the fluctuating prime rate plus 5.0%. For purposes of calculating interest charges the minimum prime rate under the New DFS Facility is 7.0%.

     The DFS Facility is collateralized by a security interest in substantially all of our assets, including our accounts receivable, inventory, equipment and bank accounts. Collections of our accounts receivable are required to be applied through a lockbox arrangement to repay indebtedness to DFS; however, DFS has amended the lockbox agreement to make such arrangements contingent upon certain financial ratios. Provided we are in compliance with its debt to tangible net worth covenant, we have discretion over the use and application of the funds collected in the lockbox. If we exceed that financial ratio, DFS may require that lockbox payments be applied to reduce our indebtedness to DFS. If in the future DFS requires that all lockbox payments be applied to reduce our indebtedness, we would be required to seek funding from DFS or other sources to meet substantially all of our cash needs.

     We have a $2,000 credit facility with IBM Credit Corporation (the "IBMCC Facility") for the purchase of IBM branded inventory from certain suppliers. Advances under the IBMCC Facility are typically interest free for 30 days after the financing date for transactions in which adequate financial incentives are received by IBMCC from the vendor. Within 30 days after the financing date, the full amount of invoices for inventory financed through IBMCC is required to be paid. Amounts remaining outstanding thereafter bear interest at the fluctuating prime rate (but not less than 6.5%) plus 6.0%. IBMCC retains a security interest in the inventory financed. The IBMCC Facility is immediately terminable by either party by written notice to the other.

     Under the DFS Facility we are required to maintain (i) a tangible net worth of $10,000, defined under the agreement as book value of assets (excluding intangibles such as receivables from officers, directors, employees, stockholders and affiliates, net leasehold improvements, goodwill, prepaid expenses, franchise fees and other similar items) less liabilities (ii) a ratio of debt minus subordinated debt to tangible net worth of 4 to 1 and (iii) a ratio of current tangible assets to current liabilities of not less than 1.25 to
1. We did not maintain the required ratio of current assets to current liabilities for the quarter ended June 30, 1999; however, we subsequently received a waiver from the commercial finance company for this non-compliance.

     Both the IBMCC Facility and the DFS Facility prohibit the payment of dividends unless consented to by the lender.

Year 2000 Issue

     The Year 2000 problem generally results from the use in computer hardware and software of two digits rather than four digits to define the applicable year. When computers must process dates both before and after January 1, 2000, two-digit year "fields" may create processing ambiguities that can cause errors and system failures. The Year 2000 problem, including some of the identified risks, has been more fully described in our previous periodic reports filed with the Securities and Exchange Commission, including our most recent annual report on form 10K.

State of Readiness:

     Our board of directors has been briefed about the Year 2000 problem. The board of directors has adopted a Year 2000 project (the "Y2K Plan") aimed at preventing our mission-critical functions from being impaired due to the year 2000 problem.

     Our Vice President of Information Systems is supervising the implementation of the Y2K Plan. We are actively implementing the Y2K Plan, which will be modified as events warrant. Under the plan, we have inventoried all of the computer systems and the telephone system at its corporate offices. During the second quarter of 1999 we substantially completed a complete inventory of all computers, software and telephone systems used in our branch offices, replaced many items that were determined to not be Year 2000 compliant, and are currently in the process of establishing a time table for upgrading or replacing any other systems that cannot be verified as warranted by the system's manufacturer to be Year 2000 compliant. In addition, in June, 1999, we performed a total-system-shut-down, the purpose of which was to change the computer dates forward to past January 1, 2000 in an attempt to evaluate the system performance using test transactions. The test was successful and it was determined that our primary computer systems performed correctly.

     Our Y2K Plan recognizes that the computer, telecommunications and other systems of outside entities have the potential for major, mission-critical, adverse effects on the conduct of company business. We do not have control of these outside entities or outside systems; however, our Y2K Plan includes attempting to verify the readiness of those outside entities or outside systems which might possibly have a material adverse effect on our business by contacting those outside entities to determine their readiness and to coordinate with those outside entities to mitigate the possibility of an interruption of any mission-critical process.

Costs to Address Year 2000 Issues:

     We have incurred expenditures, as part of an overall upgrading of its computer and telecommunications systems, during 1998 and through 1999 to date. We have also recognized higher expenditures in managing our information and telecommunications systems as staff members have expended time and resources evaluating the company's Year 2000 readiness and implemented required changes. It is difficult to assess the additional expenditures over and above what would have been expended under normal circumstances, but we estimate that we have incurred expenditures in the form of additional expenses of approximately $350 over and above that which would have been incurred were it not for the Year 2000 issue. In addition, we estimate that we have made capital expenditures in the amount of approximately $225 to $350 over an above the amount of capital expenditures that would have been required if it were not for the Year 2000 issue. Although impossible to accurately predict, we currently believe that the additional expenditures specifically related to preparing for the Year 2000 issue will not be significant. Although we believe that our estimates are reasonable, there can be no assurance that the costs of implementing the Y2K Plan will not differ materially from the estimated costs or that we will not be materially adversely affected by year 2000 issues.



PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     During 1998 Allstar filed suit against a former employee and said former employee has filed a counter-claim against Allstar. Allstar intends to vigorously defend such counter claim. Allstar is unable to estimate the range of possible recovery by the former employee because the suit is still in the early stages of discovery.

     We are party to other litigation and claims which management believes are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, We believe the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS

     During the three months ending June 30, 1999, the election of directors to serve until the next annual meeting of stockholders or until their successors are elected and qualified was submitted to shareholders at the regular annual meeting of shareholder. The below listed persons were elected to serve as directors with listed voting therefore as set forth in the table below.

     A total of 4,168,925 shares of the company's common stock, $0.01 per share par value, were entitled to vote at the meeting. Of these shares, 4,054,768 or 97.3% were present and voted as set forth in the table below.

Director              Shares Voted    Shares Voted   Shares Voted        Votes
                                           For          Against        Withheld
James H Long             4,049,768      4,006,918         42,850             0
Donald R. Chadwick       4,048,368      4,005,518         42,850         1,400
Richard D. Darrell       4,048,368      4,005,518         42,850         1,400
Jack M. Johnson, Jr.     4,048,368      4,005,518         42,850         1,400
Mark T. Hilz             4,048,368      4,005,518         42,850         1,400


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Allstar Systems, Inc.

August 3, 1999                                   By:      /s/ JAMES H. LONG
Date                                      James H. Long, Chief Executive Officer



August 3, 1999                                   By:      /s/ DONALD R. CHADWICK
Date                                 Donald R. Chadwick, Chief Financial Officer