Form 10-Q/A
period 1999-06-30
ALLSTAR SYSTEMS INC
filed 1999-08-11
CIK 1020017

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
                                                     ===========    ===========



                 See notes to consolidated financial statements

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                      Six Months              Six Months
                                                                        ended                   ended
                                                                        June 30,                June 30,
                                                                         1999                    1998
                                                                         ----                    ----
Net (loss) income...............................................  $      (424)            $       393
Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..............................          544                     358
Changes in assets and liabilities that provided
     (used) cash:
     Accounts receivable, net...................................         (670)                   (427)
     Accounts receivable - affiliates...........................          (90)                   (153)
     Inventory..................................................         (158)                 (3,855)
     Income Taxes Receivable....................................         (176)
     Other current assets.......................................          212                      27
     Other assets...............................................                                 (165)
     Accounts payable...........................................        6,524                     153
     Accrued expenses...........................................          119                     544
     Income taxes payable.......................................                                 (145)
     Deferred service revenue...................................          (90)                     89
                                                                  -----------              ----------
         Net cash provided by (used in) operating
              activities........................................        5,683                  (3,181)
                                                                  -----------              ----------
Cash flows from investing activities:
     Capital expenditures.......................................         (473)                   (230)
                                                                  -----------              ----------
         Net cash used in investing activities:.................         (473)                   (230)
                                                                  -----------              ----------
Cash flows from financing activities:
     Purchase of treasury stock                                                                   (40)
     Net (decrease) increase in notes payable...................       (1,122)                  3,594
                                                                  -----------              ----------
         Net cash (used in) provided by financing
              activities:.......................................       (1,122)                  3,554
                                                                  -----------              ----------
Net increase in cash and cash
     equivalents................................................        4,196                     143

Cash and cash equivalents at beginning of period................   $    2,538              $    1,581
                                                                  -----------              ----------
Cash and cash equivalents at end of period......................   $    6,734              $    1,724
                                                                  ===========              ==========
Supplemental disclosures of cash flow information:
     Cash paid for interest.....................................   $      503              $      117
                                                                  ===========              ==========
     Cash paid for taxes........................................   $        0              $      364
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
                                                  ======          ====               =====           ====

Denominator:
     Denominator for basic earnings per
       share - weighted-average shares
       outstanding..........................   4,169,017     4,436,609           4,168,971      4,438,357

Effect of dilutive securities:
     Shares issuable from assumed conversion
       of common stock options, warrants and
  restricted stock..........................           0         7,727                   0          3,885
                                              ----------    ----------           ---------     ----------

Denominator for diluted earnings per share..  4,169,017      4,444,336           4,168,971      4,442,242

Basic earnings per share....................     $(0.09)        $0.06              $(0.10)          $0.09
                                                   =====         ====               =====            ====

Diluted earnings per share..................     $(0.09)        $0.06              $(0.10)          $0.09
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


                              Allstar Systems, Inc.

August 12, 1999                                 By:      /s/ JAMES H. LONG
Date                                      James H. Long, Chief Executive Officer



August 12, 1999                                 By:      /s/ DONALD R. CHADWICK
Date                                 Donald R. Chadwick, Chief Financial Officer