Form 10-Q
period 1999-09-30
ALLSTAR SYSTEMS INC
filed 1999-11-03
CIK 1020017

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X _ No_ __

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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

Title                                            Outstanding

Common Stock $.01 par value per share            As of November 2, 1999,
                                                 4,171,125 shares outstanding

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and par value amounts)

                                                September 30,       December 31
                                                    1999                 1998
                                                (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents.................$     3,788         $     2,538
     Accounts receivable, net..................     32,478              34,893
     Accounts receivable - affiliates .........        456                 373
     Inventory.................................     10,002               8,497
     Deferred taxes ...........................        431                 431
     Income taxes receivable...................        637                 637
     Other current assets .....................        346                 559
                                                ----------          ----------
              Total current assets ............     48,138              47,928
Property and equipment.........................      2,611               2,902
Other assets  .................................        160                 198
                                                ----------          ----------
Total    ......................................$    50,909         $    51,028
                                                ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable ............................$    12,738         $    15,958
     Accounts payable..........................     19,899              16,641
     Accrued expenses..........................      5,161               5,273
     Deferred service revenue..................        195                 256
                                                ----------          ----------
              Total current liabilities........     37,993              38,128
     Deferred credit - stock warrants..........        195                 195

Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value,
       5,000,000 shares authorized, no shares
       issued Common stock:
       $.01 par value, 15,000,000 shares
       authorized, 4,442,325 and 4,503,411
       shares issued and outstanding on
       September 30, 1999 and
       December 31, 1998................                44                  45
     Additional paid in capital................     10,037              10,196
     Unearned equity compensation..............         (1)               (269)
     Treasury stock (271,200 shares, at cost)..       (834)               (834)
     Retained earnings.........................      3,475               3,567
                                                ----------          ----------
              Total stockholders' equity.......     12,721              12,705
                                                ----------          ----------
Total..........................................$    50,909         $    51,028
                                                ==========          ==========

See notes to consolidated financial statements

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                Three Months Ended September 30,

                                                   1999                  1998
                                                   ----                  ----

Total revenue .................................$    51,585          $    44,775
Cost of sales and services.....................     45,378               38,211
                                                ----------           ----------
Gross profit  .................................      6,207                6,564
Selling, general and administrative expenses...      5,527                6,325
                                                ----------           ----------
Operating income...............................        680                  239
Interest expense, net of other income..........        187                   95
                                                ----------           ----------
Income before provision for income taxes.......        493                  144
Provision for income taxes.....................        161                   57
                                                ----------           ----------
Net income    .................................$       332          $        87
                                                ==========           ==========

Net income per share:
         Basic.................................$      0.08          $      0.02
                                                ==========           ==========
         Diluted...............................$      0.08          $      0.02
                                                ==========           ==========

Weighted average shares outstanding:
         Basic.................................  4,169,125            4,340,364
                                                 =========            =========
         Diluted...............................  4,214,064            4,340,364
                                                 =========            =========


                                                Nine Months Ended September 30,


                                                   1999                 1998
                                                   ----                 ----

Total revenue .................................$   149,744          $   117,157
Cost of sales and services.....................    132,420               99,833
                                                ----------           ----------
Gross profit  .................................     17,324               17,324
Selling, general and administrative expenses...     16,802               16,364
                                                ----------           ----------
Operating income...............................        522                  960
Interest expense, net of other income..........        637                  175
                                                ----------           ----------
(Loss) income before (benefit) provision for
     income taxes..............................       (115)                 785
(Benefit) provision for income taxes...........        (23)                 305
                                                ----------           ----------
Net (loss) income..............................$       (92)         $       480
                                                ==========           ==========
Net (loss) income per share:
         Basic.................................$     (0.02)         $      0.11
                                                ==========           ==========
         Diluted...............................$     (0.02)         $      0.11
                                                ==========           ==========
Weighted average shares outstanding:
         Basic.................................  4,169,023            4,405,517
                                                ==========           ==========
         Diluted...............................  4,169,023            4,395,310
                                                ==========           ==========


See notes to consolidated financial statements

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                 Nine Months Ended September 30,
                                                    1999                1998
                                                    ----                ----


Net (loss) income..............................$       (92)         $       480
Adjustments to reconcile net (loss) income to
     net cash provided by (used in) operating
     activities:
     Depreciation and amortization.............        806                  573
Changes in assets and liabilities that
      provided (used) cash:
     Accounts receivable, net..................      2,415               (4,911)
     Accounts receivable - affiliates..........        (83)                (221)
     Inventory.................................     (1,505)              (5,441)
     Other current assets......................        213                    6
     Other assets..............................        ---                 (159)
     Accounts payable..........................      3,258                3,800
     Accrued expenses..........................         (4)               1,466
     Income taxes payable......................        ---                  (95)
     Deferred service revenue..................        (61)                  (9)
                                               ------------          -----------

         Net cash provided by (used in)
              operating Activities.............      4,947              ( 4,511)
                                                ----------           -----------

Cash flows from investing activities:
     Capital expenditures......................       (477)                (842)
                                               -----------           ----------

         Net cash used in investing activities:       (477)                (842)
                                               -----------           ----------

Cash flows from financing activities:
     Net proceeds from issuance of common stock        ---                   33
     Purchase of treasury stock................        ---                 (900)
     Net (decrease) increase in notes payable..     (3,220)               6,070
                                                ----------           ----------

         Net cash (used in) provided by
              financing activities:............     (3,220)               5,203
                                                ----------           ----------

Net increase in cash and cash
     Equivalents...............................      1,250                 (150)
Cash and cash equivalents at beginning
     of period.................................$     2,538          $     1,581
                                                ----------           ----------
Cash and cash equivalents at end of period.....$     3,788          $     1,431
                                                ==========           ==========
Supplemental disclosures of cash flow information:
     Cash paid for interest                    $       754          $       254
                                                ==========           ==========
     Cash paid for taxes                       $         0          $       401
                                                ==========           ==========

See notes to consolidated financial statements

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Allstar Systems, Inc. and subsidiaries ("Allstar") is engaged in the sale and service of computer and telecommunications hardware and software products. During 1995 Allstar formed and incorporated Stratasoft, Inc., a wholly owned subsidiary, to create and market software related to the integration of computer and telephone technologies. In January 1997, Allstar formed IT Staffing Inc., a wholly owned subsidiary, to provide temporary and permanent placement services of technical personnel. In March 1998, Allstar formed Allstar Systems Rio Grande, Inc., a wholly owned subsidiary, to engage in the sale and service of computer products in western Texas and New Mexico.

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

     The condensed consolidated financial statements presented herein at September 30, 1999 and for the three months and the nine months ended September 30, 1999 are unaudited; however, all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, recurring nature. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet at December 31, 1998 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. Although management believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission.

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

     The number of options granted and the exercise price under each of the two Plans were as follows at September 30, 1999:

          Exercise Price            Director Plan                Incentive Plan
              $6.0000                                                 8,000
              $1.7500                    9,000                        2,400
              $1.5000                   28,000                      198,480
              $1.5625                                                18,600
              $1.0630                                               186,672
                                       -------                      -------
     Total granted                      37,000                      414,152
                                       =======                      =======

In addition, incentive awards in the form of restricted stock were granted for 14,286 shares that would have vested ratably over the two-year period ending July 7, 1999 and 50,000 shares, which would have vested ratably over the five-year period ending May 20, 2004. During the quarter ended June 30, 1999 Allstar exchanged restricted stock awards for 63,086 shares for stock option grants on 126,172 shares at an exercise price of $1.06 per share. The stock option grants vest over the same period as the exchanged restricted stock awards. As of September 30, 1999, Allstar had restricted stock awards outstanding for 2,200 shares.


3.   LITIGATION

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

4.   EARNINGS PER SHARE

The computations of basic and diluted earnings per share for each period were as follows:

                                                   Three months ended                Nine months ended
                                                      September 30,                    September 30,
                                                   1999           1998               1999            1998
                                                   ----           ----               ----            ----
                                                   (Amounts in thousands except share and per share data)
Numerator:
     Net income (loss)......................       $332            $87               ($92)           $480
                                                   ====            ===                ====           ====
Denominator:
     Denominator for basic earnings per
       share - weighted-average shares
       outstanding..........................  4,169,125      4,340,364          4,169,023       4,405,517

Effect of dilutive securities:
     Shares issuable from assumed conversion
       of common stock options, warrants and
  restricted stock..........................     44,939              0                  0          10,207
                                             ----------     ----------          ---------      ----------

Denominator for diluted earnings per share..  4,214,064      4,340,364          4,169,023       4,395,310
                                              =========      =========          =========       =========

Basic earnings per share....................     $ 0.08         $0.02              $(0.02)          $0.11
                                                                 ====               =====            ====
Diluted earnings per share..................     $ 0.08         $0.02              $(0.02)          $0.11
                                                   ====          ====               =====            ====

The potentially dilutive options totaling 67,559 shares, calculated under the treasury stock method, were not used in the calculation of diluted earnings per share for the nine months ended September 30, 1999 since the effect of potentially dilutive securities in computing a loss per share is antidilutive.

5.   SEGMENT INFORMATION

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

                                     Information  Telecom   CTI
                                     Technology   Systems Software  Consolidated

For the quarter ended
     September 30, 1999:

Total revenue.......................   $ 49,552  $    704  $  1,329  $ 51,585
Cost of sales and services..........     44,208       547       623    45,378
                                        -------   -------   -------   -------

Gross profit........................      5,344       157       706     6,207
Selling, general and
     administrative expenses........      4,438       565       524     5,527
                                        -------   -------   -------   -------
Operating income (loss).............   $    906  $   (408) $    182  $    680
                                        =======   =======   =======   =======
Accounts receivable, net............   $ 28,861  $  2,701  $    916  $ 32,478
                                        =======   =======   =======   =======

For the quarter ended
     September 30, 1998:

Total revenues                         $ 41,750  $  2,302  $    723  $ 44,775
Cost of sales and services..........     36,139     1,753       319    38,211
                                         ------   -------   -------   -------
Gross profit........................      5,611       549       404     6,564
Selling, general and
     administrative expenses........      5,067       863       395     6,325
                                        -------   -------   -------   -------

Operating income (loss).............   $    544  $   (314) $      9  $    239
                                        =======   =======   =======   =======
Accounts receivable, net............   $ 29,164  $  2,985  $    185  $ 32,334
                                        =======   =======   =======   =======

For the nine months ended
     September 30, 1999:

Total revenue.......................   $143,656  $  3,164  $  2,924  $149,744
Cost of sales and services..........    128,638     2,415     1,367   132,420
                                        -------   -------   -------   -------
Gross profit........................     15,018       749     1,557    17,324
Selling, general and
    administrative expenses.........     13,605     1,728     1,469    16,802
                                        -------   -------   -------   -------
Operating income (loss).............   $  1,413  $   (979) $     88  $    522
                                        =======   =======   =======   =======
Accounts receivable, net............   $ 28,861  $  2,701  $    916  $ 32,478
                                        =======   =======   =======   =======

For the nine months ended
    September 30, 1998:

Total revenue.......................   $109,903  $  5,192  $  2,062  $117,157
Cost of sales and services..........     95,037     3,684     1,112    99,833
                                        -------   -------   -------   -------
Gross profit........................     14,866     1,508       950    17,324
Selling, general and
  administrative expenses...........     13,131     2,014     1,219    16,364
                                        -------   -------   -------   -------
Operating income (loss).............   $  1,735  $   (506) $   (269) $    960
                                        =======   =======   =======   =======
Accounts receivable, net............   $ 29,164  $  2,985  $    185  $ 32,334
                                        =======   =======   =======   =======

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

Overview

     Allstar Systems, Inc. is engaged in the business of reselling computer hardware, business telephone systems and software products and providing related services. In addition, we derive revenue from providing services to purchasers of computer products and other customers. We operate from offices in Houston, Austin, El Paso, San Antonio and Dallas, Texas and in Albuquerque and Las Cruces, New Mexico. While all offices offer computer related products and services, most offices do not offer telecommunications products and services. We develop and market CTI Software through our wholly owned subsidiary Stratasoft, Inc. To date, most of our revenue has been derived from computer products sales and related services. During the quarter ended September 30, 1999, Information Technology totaled 96.0% of revenues while Telecom Systems and CTI Software totaled 1.4% and 2.6% of revenues, respectively.

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

     We manage our inventory in order to minimize the amount of inventory held for resale and the risk of inventory obsolescence and decreases in market value. We attempt to maintain a level of inventory required to reach only our near term delivery requirements by relying on the ready availability of products from our principal suppliers. Manufacturers of our major products generally provide price protection, which reduces our exposure to decreases in prices. In the past, product suppliers generally allowed for returns of excess inventory, which, on a limited basis, were made without material restocking fees. However, significant suppliers recently revised their policies to restrict the amount of returns allowed. It is expected that this change will increase our risks associated with inventory ownership. In particular, we have greater risk associated with inventory obsolescence and declining values. In addition, certain manufacturers of products have generally become more restrictive with respect to price protection. This has increased our risks, as they relate to the value of inventories. Each of these changes may cause a reduction of gross margins realized on the sale of products.

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

     Three Months Ended September 30, 1999 Compared To Three Months Ended September 30, 1998 (Dollars in thousands)

     The following table sets forth, for the periods indicated, certain financial data derived from our unaudited consolidated statements of operations for the three months ended September 30, 1999 and 1998.

                                                Three months ended September 30,
                                                      1999            1998
                                                      ----            ----
                                                 Amount   %      Amount     %

Revenue
Information Technology.........................$ 49,552   96.0  $ 41,750   93.2
Telecom Systems................................     704    1.4     2,302    5.2
CTI Software...................................   1,329    2.6       723    1.6
                                                -------  -----  --------  -----
         Total revenue.........................  51,585  100.0    44,775  100.0
Gross profit:
Information Technology.........................   5,344   10.8     5,611   13.4
Telecom Systems................................     157   22.3       549   23.8
CTI Software...................................     706   53.1       404   55.9
                                                -------  -----  --------  -----
         Total gross profit....................   6,207   12.0     6,564   14.6
Selling, general and administrative expenses...   5,527   10.7     6,325   14.1
                                                -------  -----  --------  -----
Operating income...............................     680    1.3       239    0.5
Interest expense, net of other income..........     187    0.3        95    0.2
                                                -------  -----  --------  -----
(Loss) income before (benefit)
 provision for income taxes....................     493    1.0       144    0.3
(Benefit) provision for income taxes...........     161    0.4        57    0.1
                                                -------  -----  --------  -----
Net (loss) income..............................$    332    0.6  $     87    0.2
                                                =======  =====  ========  =====

Percentages shown are percentages of total revenue, except gross profit percentages, which represent gross profit by each business unit as a percentage for each such unit.

     TOTAL REVENUE. Total revenue increased by $6,810 (15.2%) to $51,585 in 1999 from $44,775 in 1998.

     Information Technology revenue increased by $7,802 (18.7%) to $49,552 in 1999 from $41,750 in 1998. As a percentage of total revenue, Information
Technology revenue increased to 96.0% in 1999 from 93.2% in 1998. The increase in Information Technology revenues was attributable to revenues derived from new customer relationships in offices opened in late 1997 and during 1998, together with significant revenue growth realized from new and existing customers in our more mature offices in Dallas and Houston. Information Technology revenues from our newer offices, opened in 1997 and 1998, increased by $3,480 (61.6%) while revenues from our more mature offices in Dallas and Houston increased by $4,322 (12%).

     Telecom Systems revenue decreased by $1,598 (69.4%) to $704 in 1999 from $2,302 in 1998. Revenue from Telecom Systems as a percentage of total revenue decreased to 1.4% in 1999 from 5.2% in 1998. Revenue decreased in 1999 compared to 1998 because during the third quarter of 1998 Telecom Systems had begun to realize revenues from a large installation for a single customer. We were not able to replace those revenues with new orders of the magnitude of that large installation. In addition, during the 1999 period, we attempted to make changes to our Telecom Systems business, which has produced unsatisfactory profitability results to date, in an attempt to ultimately improve financial performance in this business unit, and this caused decreased sales activity as management, operational procedure and staffing changes were made.

     CTI Software revenue increased by $606 (83.8%) to $1,329 in 1999 from $723 in 1998. The increase in CTI Software revenues was due to both increased sales and increased size of sales of its products in 1999. Revenue from CTI Software, as a percentage of total revenue, increased to 2.6% in 1999 from 1.6% in 1998.

     GROSS PROFIT. Gross profit decreased by $357 (5.4%) to $6,207 in 1999 from $6,564 in 1998. Gross margin decreased to 12.0% in 1999 from 14.6% in 1998.

     Information Technology gross profit decreased by $267 to $5,344 in 1999 from $5,611 in 1998 even though revenues increased by 18.7%. The decline in gross profit was due to the realization of lower margins in 1999. Information Technology gross margin decreased to 10.8% in 1999 from 13.4% in 1998. The reduction in gross margin was the result of the combined effects of our participation in lower margin large volume sales transactions, lower average selling prices for computers realized throughout the industry, costs related to eliminating unwanted inventory and excessive freight costs not passed on to customers.

     Telecom Systems gross profit decreased by $392 (71.4%) to $157 in 1999 compared to $549 in 1998 due to lower revenues being realized in the 1999 period. Gross margin for Telecom Systems decreased slightly from the prior year to 22.3% in 1999 from 23.8% in 1998. Under normal circumstances we expect to realize between 25% and 35% gross margins in Telecom Systems. The decline in gross margin in Telecom Systems as compared to both the expected normal levels and 1998 was due to a reduction in revenue without a corresponding reduction in those costs of sales and services which tend to be fixed in nature.

     CTI Software gross profit increased by $302 (74.8%) to $706 in 1999 from $404 in 1998. Gross margins for CTI Software decreased slightly to 53.1% in 1999 from 55.9% in 1998 but were in line with expectations for this business.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $798 (12.6%) to $5,527 in 1999 from $6,325 in 1998. As a percentage of revenue, these expenses decreased by 3.5%, to 10.6% of revenue in 1999 from 14.1% of revenue in 1998. The decrease in selling, general and administrative expenses as a percentage of revenue was the direct result of our effort to reduce these costs through the closing of unprofitable offices, the downsizing of certain branch offices and the reduction of certain expense structures. Additionally, we realigned certain operations to eliminate redundancies and improve efficiency. During 1998 we increased our spending relating to opening and staffing new offices and sales operations with the expectation of producing a sufficient revenue base to cover those expenses and turn these new offices into profitable operations. Late in 1998, management realized that certain of these new offices and operations would not be able to rapidly attain sufficient revenues and gross profits to meet those expectations. Consequently, we began downsizing or closing those operations and this has resulted in reduced selling, general and administrative expenses.

     During the quarter our Information Technology offices produced earnings before the allocation of corporate overhead costs and all but one Information Technology office produced earnings before interest and taxes.

     In spite of the fact that selling, general and administrative expenses declined as a percentage of revenue, we were not able to reduce selling, general and administrative expenses as much as we desired. We reduced the total number of full-time employees by 17 (3.9%) from approximately 440 at June 30, 1999 to 423 at September 30, 1999, but did not realize the full impact of expense reduction in the quarter due to the fact that the reductions occurred throughout the quarter and because of severance paid to certain employees.

     OPERATING INCOME. Operating income increased by $441 (185%) to $680 in 1999 from $239 in 1998 due, principally, to the reduction in selling, general and administrative expenses, which more than offset lower gross profit realized because of, lower gross margin. Operating income increased as a percentage of total revenue to 1.4% in 1999 from 0.5% in 1998.

     INTEREST EXPENSE, NET OF OTHER INCOME. Interest expense, net of other income increased by $92 to $187 in 1999 compared to $95 in 1998. This reflects a higher level of borrowing on our credit facilities in 1999 as compared to 1998 and higher interest rates in 1999 compared to 1998.

     NET INCOME. Net income, after a provision for income taxes totaling $161 (reflecting an effective tax rate of 32.7% in 1999 compared to 39.6% in 1998), increased by $245 to $332 in 1999 compared to $87 in 1998.

     Nine Months Ended September 30, 1999 Compared To Nine Months Ended September 30, 1998 (Dollars in thousands)

     The following table sets forth, for the periods indicated, certain financial data derived from our unaudited consolidated statements of operations for the nine months ended September 30, 1999 and 1998.

                                                 Nine months ended September 30,
                                                   1999                1998
                                                   ----                ----
                                                 Amount     %     Amount    %

Revenue  :
Information Technology.........................$143,656   95.9  $109,903   93.8
Telecom Systems................................   3,164    2.1     5,192    4.4
CTI Software...................................   2,924    2.0     2,062    1.8
                                                -------  -----   -------  -----
         Total revenue......................... 149,744  100.0   117,157  100.0
Gross profit:
Information Technology.........................  15,018   10.5    14,866   13.5
Telecom Systems................................     749   23.7     1,508   29.0
CTI Software...................................   1,557   53.2       950   46.1
                                                -------  -----    ------  -----
         Total gross profit....................  17,324   11.6    17,324   14.8
Selling, general and administrative expenses...  16,802   11.2    16,364   14.0
                                                -------  -----    ------  -----
Operating income...............................     522    0.4       960    0.8
Interest expense, net of other income..........     637    0.5       175    0.1
                                                -------  -----    ------  -----
(Loss) income before (benefit)
 provision for income taxes....................    (115)  (0.1)      785    0.7
Provision for income taxes.....................     (23)  (0.0)      305    0.3
                                                -------  -----   -------  -----
Net (loss) income..............................$    (92) (0.1)  $    480    0.4
                                                =======  =====   =======  =====

Percentages shown are percentages of total revenue, except gross profit percentages, which represent gross profit by each business unit as a percentage for each such unit.


     TOTAL REVENUE. Total revenue increased by $32,587 (27.8%) to $149,744 in 1999 from $117,157 in 1998.

     Information Technology revenue increased by $33,753 (30.7%) to $143,656 in 1999 from $109,903 in 1998. As a percentage of total revenue, Information Technology revenue increased to 95.9% in 1999 from 93.8% in 1998. The increase in Information Technologies revenues was attributable to revenues derived from new customer relationships in offices opened in late 1997 and during 1998, together with significant revenue growth realized from new and existing customers in our more mature offices in Dallas and Houston. Information Technology revenues from the company's newer offices, opened in 1997 and 1998, increased by $9,542 (136.4%). Revenues from our more mature offices in Dallas and Houston increased by $16,409 (26.8%).

     Telecom Systems revenue decreased by $2,028 (39.1%) to $3,164 in 1999 from $5,192 in 1998. Revenue from Telecom Systems as a percentage of total revenue decreased to 2.1% in 1999 from 4.4% in 1998. Revenue decreased in 1999 compared to 1998 because during the third quarter of 1998 Telecom Systems had begun to realize revenues from a large installation for a single customer. We were not able to replace those revenues with new orders of the magnitude of that large installation. In addition, during the 1999 period a portion of the decrease in Telecom Systems revenue was due to increased pricing competition from a directly owned subsidiary of the manufacturer of the telephone system product line that has accounted for a majority of Telecom Systems revenues over the past year. Several large sales were lost to this competitor at far below the pricing levels at which we were willing to price such systems. In addition, during the 1999 period, we attempted to make changes to our Telecom Systems business, which has produced unsatisfactory profitability results to date, in an attempt to ultimately improve financial performance in this business unit, and this caused decreased sales activity as management, operational procedure and staffing changes were made.

     CTI Software revenue increased by $862 (41.8%) to $2,924 in 1999 from $2,062 in 1998. The increase in CTI Software revenues was due to both increased sales and increased size of sales of its products in 1999. Revenue from CTI Software, as a percentage of total revenue, increased to 2.0% in 1999 from 1.8% in 1998.

     GROSS PROFIT. Gross profit remained unchanged at $17,324 in 1999 and 1998 despite a 27.8% increase in revenues. This is because gross margin percentage decreased to 11.6% in 1999 from 14.8% in 1998.

     Information Technology gross profit increased by $152 to $15,018 in 1999 from $14,866 in 1998 in spite of the increased revenues described above, due to lower gross margin realized in 1999. Information Technology gross margin percentage decreased to 10.5% in 1999 from 13.5% in 1998. The reduction in gross margin was the result of the combined effects of our participation in lower margin large volume sales transactions, of lower average selling prices for computers realized throughout the industry, of costs related to eliminating unwanted inventory, of excessive freight costs not passed on to customers and of write-offs of vendor accounts receivable. In addition, the service component of Information Technology produced below our expected level of gross margin because we experienced lower utilization of our technical staff during the 1999 period as we were unable to immediately reassign staff from completed projects to new projects and due to an effort by us to change our mix of services business to include a higher percentage of what is believed to ultimately be more profitable services offerings.

     Telecom Systems gross profit decreased by $759 (50.3%) to $749 in 1999 compared to $1,508 in 1998 primarily due to the decrease in revenues and, to a lesser extent, due to a decrease in gross margin. Gross margin for Telecom Systems decreased from the prior year to 23.7% in 1999 from 29.0% in 1998. Under normal circumstances we expect to realize between 25% and 35% gross margins in Telecom Systems. The significant decline in gross profit and gross margin in Telecom Systems as compared to both the expected normal levels and 1998 was due to the factors described above, which significantly decreased gross margin due to a reduction a revenue without a corresponding reduction in those costs of sales and services which tend to be fixed in nature.

     CTI Software gross profit increased by $607 (63.9%) to $1,557 in 1999 from $950 in 1998. Gross margin for CTI Software increased to 53.2% in 1999 from 46.1% in 1998 due to a higher content of software-only sales in 1999, our ability to realize higher prices for its CTI software products relative to the hardware component and to a reduction in the cost of software development costs as compared to revenue.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $438 (2.7%) to $16,802 in 1999 from $16,364 in 1998. These expenses as a percentage of total revenue decreased to 11.2% of revenue in 1999 from 14.0% in 1998. The decrease in selling, general and administrative expenses as a percentage of revenue was the direct result of our effort to reduce these costs through the closing of unprofitable offices, through downsizing of certain branch offices and through the reduction of certain expense structures when expected revenues were insufficient to cover operating expenses. Additionally, we realigned certain operations to eliminate redundancies and improve efficiency. During 1998 we increased our spending relating to opening and staffing new offices and sales operations with the expectation of producing a sufficient revenue base to cover those expenses and turn these new offices into profitable operations. Late in 1998, management realized that certain of these new offices and operations would not be able to rapidly attain sufficient revenues and gross profits to meet those expectations. Consequently, we began downsizing or closing those operations and this has resulted in reduced selling, general and administrative expenses and lower losses in the combined new offices. The company reduced the total number of full-time employees by 90 (17.5%) from approximately 513 at December 31, 1998 to 423 at September 30, 1999, but did not realize the full impact of expense reduction in the nine month period due to the fact that some of the reductions occurred throughout the nine month period and because of severance paid to certain employees.

     OPERATING INCOME. Operating income decreased by $438 (45.6%) to operating income of $522 in 1999 from operating income of $960 in 1998 due, principally, to lower gross margins realized in Information Technology and Telecom Systems operations. Operating income decreased as a percentage of total revenue to income of 0.4% in 1999 from income of 0.8% in 1998.

     INTEREST EXPENSE, NET OF OTHER INCOME. Interest expense, net of other income increased $462 to $637 in 1999 compared to $175 in 1998. This reflects a higher level of borrowings on our credit facility in 1999 as compared to 1998 and higher interest rates in 1999 compared to 1998.

     NET INCOME. Net income, after a provision for income taxes decreased by $572 to a net loss of $92 in 1999 compared to net income of $480 in 1998.

Liquidity and Capital Resources

     Our working capital was $10,145 and $9,800 at September 30, 1999 and December 31, 1998, respectively. As of September 30, 1999, we had borrowing capacity under our credit facility of $30,000 of which $23,822 was used under our floor plan and revolving credit facility leaving unused borrowing capacity of $4,165.

Cash Flow

     Operating activities provided net cash totaling $4,947 during the nine months ended September 30, 1999. Operating activities provided net cash during the period primarily because of cash provided by increases in accounts payable ($3,258) and decreases in accounts receivables ($2,415), which more than offset cash used by a increase in inventory ($1,505). The increase in accounts payable was primarily the result of a increased purchases of inventory late in the period, as well as the size of and the timing of the normal payment on our credit facility which occurred after the end of the period. The decrease in accounts receivable was primarily the result of improved collections. The increase in inventory was primarily the result of increases in inventory associated with work in process due to orders received near the end of the period and a higher than usual level of inventory "intransit" to us or to our customers at September 30, 1999.

     Investing activities used cash totaling $477 during the nine months ended September 30, 1999 related entirely to capital expenditures. During the remainder of 1999, we expect to incur additional capital expenditures for upgrades and replacement of existing equipment and facilities, as well as upgrades of computing equipment.

     Financing activities used cash totaling $3,220 as borrowings were reduced under our credit facility during the nine months ended September 30, 1999.

Asset Management

     We had accounts receivable, net of allowance for doubtful accounts, of $32,478 at September 30, 1999. The number of days' sales outstanding in accounts receivable was 61 days, which is slightly lower than the 67 days outstanding at December 31, 1998. The number of days outstanding continues to reflect improved but still slower than normal payment by our customers during the nine months ended September 30, 1999. Bad debt expense as a percentage of total revenue for the nine months ended September 30, 1999 was 0.3%, the same as during the nine months ended September 30, 1998. Our allowance for doubtful accounts, as a percentage of accounts receivable, was 3.1% at September 30, 1999 and 1.0% at December 31, 1998, a significant portion of the increase reflects a change in the method of providing for returns and allowances. Inventory turnover for the nine months ended September 30, 1999 was 13.2 times versus 16.4 times for the comparable period in 1998.

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

     Our Vice President of Information Systems is supervising the implementation of the Y2K Plan. We are actively implementing the Y2K Plan, which will be modified as events warrant. Under the plan, we have inventoried all of the computer systems and the telephone system at our corporate offices. During the second quarter of 1999 we substantially completed a complete inventory of all computers, software and telephone systems used in our branch offices, replaced many items that were determined to not be Year 2000 compliant, and are currently in the process of establishing a time table for upgrading or replacing any other systems that cannot be verified as warranted by the system's manufacturer to be Year 2000 compliant. In addition, in June, 1999, we performed a total-system-shut-down, the purpose of which was to change the computer dates forward to past January 1, 2000 in an attempt to evaluate the system performance using test transactions. The test was successful and it was determined that our primary computer systems performed correctly. During the three months ended September 30, 1999 we continued to collect information about our vendors' state of readiness and continued to upgrade computers to be Year 2000 compliant.

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

Costs to Address Year 2000 Issues:

     We have incurred expenditures, as part of an overall upgrading of its computer and telecommunications systems, during 1998 and through 1999 to date. We have also recognized higher expenditures in managing our information and telecommunications systems as staff members have expended time and resources evaluating the company's Year 2000 readiness and implemented required changes. It is difficult to assess the additional expenditures over and above what would have been expended under normal circumstances, but we estimate that we have incurred expenditures in the form of additional expenses of approximately $350 over and above that which would have been incurred were it not for the Year 2000 issue. In addition, we estimate that we have made capital expenditures in the amount of approximately $351 over an above the amount of capital expenditures that would have been required if it were not for the Year 2000 issue. Although impossible to accurately predict, we currently believe that the additional expenditures specifically related to preparing for the Year 2000 issue will not be significant. Although we believe that our estimates are reasonable, there can be no assurance that the costs of implementing the Y2K Plan will not differ materially from the estimated costs or that we will not be materially adversely affected by year 2000 issues.



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


                                             Allstar Systems, Inc.

November 3, 1999                             By:      /s/ JAMES H. LONG
                                                      -----------------
Date                                James H. Long, Chief Executive Officer



November 3, 1999                             By:      /s/ DONALD R. CHADWICK
Date                                Donald R. Chadwick, Chief Financial Officer