Form 10-K
period 1999-12-31
ALLSTAR SYSTEMS INC
filed 2000-03-28
CIK 1020017

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 17, 2000, as reported on NASDAQ Small Cap Market, was approximately $7,805,300.

     The number of shares of Common Stock, $.01 Par Value, outstanding as of March 17, 2000 was 4,060,525.

                                        DOCUMENTS INCORPORATED BY REFERENCE

PART I

Item 1.  Business

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY INCLUDING, BUT NOT LIMITED TO, STATEMENTS CONTAINED IN ITEM 1. - "BUSINESS" ITEM 2. - "PROPERTIES," ITEM 3. - "LEGAL PROCEEDINGS" AND ITEM 7. - "MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED THAT ANY STATEMENT THAT IS NOT A STATEMENT OF HISTORICAL FACT, INCLUDING BUT NOT LIMITED TO, STATEMENTS WHICH MAY BE IDENTIFIED BY WORDS INCLUDING, BUT NOT LIMITED TO, "ANTICIPATE," "APPEAR," "BELIEVE," "COULD," "ESTIMATE," "EXPECT" "HOPE," "INDICATE," "INTEND," "LIKELY," "MAY," "MIGHT," "PLAN," "POTENTIAL," "SEEK," "SHOULD," "WILL," "WOULD," AND OTHER VARIATIONS OR NEGATIVE EXPRESSIONS THEREOF, ARE PREDICTIONS OR ESTIMATIONS AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. NUMEROUS FACTORS, INCLUDING FACTORS WHICH THE COMPANY HAS LITTLE OR NO CONTROL OVER, MAY AFFECT THE COMPANY'S ACTUAL RESULTS AND MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. IN EVALUATING SUCH STATEMENTS, READERS SHOULD CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING MATTERS SET FORTH IN ITEM 1. "FACTORS WHICH MAY AFFECT THE FUTURE RESULTS OF OPERATIONS," WHICH COULD CAUSE ACTUAL EVENTS, PERFORMANCE OR RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH STATEMENTS.

GENERAL

     Allstar Systems, Inc. is engaged in the business of providing its customers with single-source solutions to their information and communications technology needs. We market our products and services primarily in Texas from five locations in the Houston, Dallas-Fort Worth, El Paso, Austin and San Antonio metropolitan areas. Our customer base of approximately 2,800 accounts has been comprised primarily of mid-sized customers and regional offices of larger customers in commercial, educational and governmental sectors. In 1999, our revenue was derived through four primary areas of business:

(1) IT Services has provided a variety of services related to the use of information technology, including primarily: Consulting and project management services related to networking. Supplemental IT technical staffing. Computer equipment repair services and desktop computer and application support.

(2) CTI Software, through a wholly owned subsidiary, Stratasoft, Inc., has engaged in marketing its own software products for computer-telephony integration, including products for call center and other high volume calling applications.

(3) Computer Products has engaged in the business of selling a wide variety of computer hardware and software products from over 600 manufacturers and suppliers.


(4) Telecom Systems has engaged in the business of selling business telephone systems, including large "PBX" systems and smaller "key" systems.

     As discussed below in further detail in Item 1. "Recent Developments," we recently sold certain key assets of, and the ongoing business operations of, our Telecom Systems business and entered into an agreement to sell certain key assets of, and the ongoing business operations of, our Computer Products business.

INDUSTRY CHANGES

     The market for information and communications technology products and services has experienced tremendous growth over the past decade and the industry has changed significantly as the market has grown and evolved. Reselling of popular computing hardware and software products, and the support and maintenance of such products, which was formerly an early stage high growth industry sector, has now matured. Other information technology industry sectors, such as consulting and project management related to Internet and Intranet network infrastructure are still somewhat early stage industry sectors. Yet other information technology industry sectors, such as consulting and project management related to Web-enabled Supply Chain Management and Customer Resource Management systems are in their infancy. As the information technology market has evolved, both challenges and opportunities have been created for industry participants.

     Our Computer Products business, which has evolved from a business model created in the early 1980's, has been struggling with numerous challenges related to the evolution of the computer reselling industry. Major product manufacturers have been changing their business models and their relationship with the computer reseller community. Web-based product reselling and direct selling by the major manufacturers is creating rapid change that has resulted in lower gross margins throughout the industry. The proliferation of new products has created an increasingly complex environment in which we and other computer resellers are forced to operate. Changes related to B2B e-commerce are changing the purchasing habits of corporations related to computer products purchasing. Many companies engaged in computer reselling have had difficulty adjusting to these changes and many of these companies have experienced financial difficulty.

     At the same time, we believe the market for information technology services has grown increasingly larger, and increasingly more complex and varied. Only a few short years ago, it was normal for a mid-sized corporation to have a single-source provider for all of its information technology services, but that has changed. The increasing number of software and hardware providers, combined with the increasing diversity of, and complexity of, computing technology used by corporate America today demands that information technology service providers specialize. Focus and specialization create improved quality, productivity and operational effectiveness. Corporate America today realizes this and increasingly looks to specialized service providers for their needs.

     The proliferation of network computing, using standardized operating systems and application software, combined with the continuing evolution of the Internet, continue to create new industry sectors. The implementation of Web-enabled extended enterprise applications such as supply chain management systems, customer relationship management systems, and systems used for e-Business and e-Commerce, are changing the shape of the information technology services industry.

     In addition, business opportunities are currently being created by the manner in which the Internet is destined to change commerce and communications. Web commerce, both business-to-consumer (B2C) and business-to-business (B2B), is expected to create very extensive change in the buying patterns and habits of both consumer and business buyers. This is creating unprecedented change and opportunity for businesses that offer products and services that can be marketed via the Internet. The Internet is also expected to radically change the method by which we communicate. Internet voice communications is expected to significantly change the market for long-distance communications over the next three-to-five years.

     Mindful of the manner in which the Internet is expected to change commerce and communications, and realizing that focused specialization by an operating company was key to operational and marketing effectiveness, we evaluated our situation and decided that change was prudent. We decided that we should exit our Telecom Systems business primarily because we had been ineffective at achieving profitably since we began Telecom Systems in 1994 and secondarily because the business of selling and installing telephone systems is a mature industry that offers less opportunity for growth than other emerging areas. We decided to sell our Computer Products division because, in spite of the fact that Computer Products is profitable, we could deploy the proceeds from a sale of Computer Products in other ways that we believe will ultimately create greater stockholder value.

RECENT DEVELOPMENTS

     On March 16, 2000 we entered into separate agreements whereby we sold certain key assets of, and the ongoing business operations of, our Telecom Systems business and we propose to sell certain key assets of, and the ongoing business operations of, our Computer Products business.

Proposed Disposition of Computer Products Business

     On March 16, 2000 Allstar entered into an agreement to sell certain assets of and the ongoing operations of our Computer Products division, along with certain assets and operations of our IT Services division related to our El Paso branch office. Under this agreement, said assets and operations are to be sold to Amherst Computer Products Southwest, L.P., an affiliate of Amherst Technologies, L.L.C. The sale transaction is expected to close on or before May 31, 2000 after shareholder and other required consents are obtained. The terms of the agreement include cash consideration of $14.25 million, plus a cash payment related to the purchase of certain inventory and equipment, the amount of which is to be determined, plus the possibility of receiving a future payment of up to $500,000 from an escrow account. The terms of the agreement also include possible future cash payments contingent upon future performance of the operations being sold. Allstar Systems expects to realize a gain of approximately $5.6 million, net of taxes, on the sale. Upon the closing of the proposed transaction and after realization of the retained current assets related to the Computer Products division, we expect to have no debt and cash on hand of approximately $18 to $20 million. Additional information regarding this proposed transaction can be found in the recently filed Proxy related to the transaction.

Sale of Telecom Systems Business

     Through Telecom Systems, until March 16, 2000, we marketed, installed and serviced business telephone systems, including large PBX systems and small "key systems", along with a variety of related products including hardware and software products for data and voice integration, wide area connectivity and telephone system networking, wireless communications and video conferencing. Because we have been unable to profitably operate the Telecom Systems business, we determined to exit this business on November 2, 1999. On March 16, 2000, we sold Telecom Systems to Communications World International, Inc. ("CommWorld"), a publicly traded company (OTC Bulletin Board: CWII). Under the terms of the sale, for the inventory and operations of Telecom Systems, we received $250,000 cash, and the ability to obtain up to approximately 100,000 shares of restricted common stock of CommWorld depending upon the performance of the acquired operations during a period ending six months after the closing date. Additionally, the purchaser assumed all of our telephone equipment warranty obligations up to a maximum of $30,000. Any excess warranty costs incurred by the purchaser will be billed to us at an agreed upon rate. A disposal loss, including an estimate of the operating results from the measurement date, November 2, 1999 to the closing date of the sale of $580,000, and estimates for impairment of assets caused by the disposal decision of $558,000, totaling
$1,138,000 (net of an income tax saving of $586,000) was recognized. The loss from discontinued operations (net of income tax savings of $167,000, $159,000 and $505,000) was $323,000, $310,000 and $981,000 in 1999, 1998 and 1997,
respectively. We will retain accounts receivable of $1.4 million, net of reserves, fixed assets of $30,000 and liabilities related to the Telecom division. Fixed assets are being redeployed in the continuing operations. The accounts receivable will be collected in the ordinary course of business and these amounts will be used to repay all remaining liabilities of the Telecom division. Any excess cash will be used to repay our line of credit and fund general corporate purposes.

BUSINESS STRATEGY

     We believe the proposed sale of our Computer Products division provides sufficient cash to initiate a fundamental change in our business strategy that will allow us to deploy our increased capital in endeavors that we believe will ultimately result in improved stockholder value.

     We believe we can produce more rapid growth, and better financial performance, by segregating the various IT Services operations into focused, specialized companies. We intend to organize our existing IT Services operations into wholly owned subsidiary companies, each branded to pursue a specialized mission and each led by a separate management team with personal financial incentives tied to their company's financial performance.

     We plan to continue to expand our CTI Software business through our wholly owned subsidiary, Stratasoft, Inc. Stratasoft is an example of our successfully entering a new market with a start-up operation and rapidly creating a valuable vertical market software company producing high levels of revenue and profitability growth in a short time. Stratasoft is working to enable its call center systems to utilize voice-over-IP technology and as voice-over-IP becomes a viable voice communications methodology, we expect the Stratasoft call center product to be ready for the significant change that will be created in call center communications.

     After the completion of the sale of Computer Products, we also intend to pursue starting, acquiring or investing in, including taking significant stakes in other companies that we expect to benefit from the manner in which the Internet is changing commerce and communications. Targeted businesses are expected to include B2B e-commerce product or services sales companies, companies providing IT services related to network and Web development and companies involved in the enabling of e-Commerce and e-Business.

PRODUCTS AND SERVICES

IT Services:

     To date, we have marketed a variety of service offerings related to the service and support of information technology systems. We have priced our services on a time and materials basis, under fixed price project pricing or under fixed fee service contracts, depending on customer preference and the level of service commitment required. To support and maintain the quality of these services and to maintain vendor accreditation necessary to service their significant product lines, our technical staff participates in various certification and authorization programs sponsored by hardware manufacturers and software suppliers. In markets where we do not maintain branch offices, we often subcontract for necessary technical personnel, particularly where required for larger scope or prolonged duration contracts. IT services include the following:

     o    Consulting and project management services related to networking.

     o    Supplemental IT technical staffing.

     o    Computer   equipment   repair   services  and  desktop   computer  and
          application support.

As mentioned above in Item 1. "Business Strategy," we intend to organize our various IT Services offerings into separate wholly owned companies with a specialized focus in order to maximize management and operational effectiveness and because we believe that doing so will result in overall higher revenue growth and improved financial results.

CTI Software:

     Through our wholly owned subsidiary, Stratasoft, Inc., we develop and market Stratasoft's proprietary CTI Software, which integrates business telephone systems and networked computer systems, under the trade name "Stratasoft." Stratasoft's products are designed to improve the efficiency of a call center or other type of high volume calling application, for both inbound and outbound calls. The software products offered are typically customized to suit a customer's particular needs and are often bundled with computer hardware supplied by us or by one of Stratasoft's value added resellers at the customer's request. Stratasoft currently has two primary computer-telephony software products, which it markets under the trade names StrataDial and StrataVoice. These products are further described below:

     o StrataDial. StrataDial is a predictive dialer software product for outbound call center applications such as sales and promotion, collections, surveys, lead generation and announcements that require personal contact. StrataDial features inbound/outbound call blending without requiring an automated call distribution feature of the telephone system. StrataDial collects campaign specific data during the telephone call and provides comprehensive on line reporting and statistical analysis of the campaign data. StrataDial also features open architecture that allows easy interaction with the customer's other database applications. Dialing parameters and campaign characteristics can be changed without shutting down the dialer, as is required with many competing products.

     o    StrataVoice.  StrataVoice is an outbound  dialing product designed for high volume applications that do not require human interaction. StrataVoice applications include appointment confirmation and setting, court appearance notification, surveys, community notification such as school closings and emergency evacuation, employee updates, absenteeism notification, telemarketing and market research. A telephone system utilizing StrataVoice dials a computerized list of numbers and can ask the contacted person a number of questions, including branching to other questions and statements based on responses. StrataVoice also allows the contacted person to leave messages. Scripting tools are included that allow the user to develop campaigns. The system builds a database of respondent data and has comprehensive response reporting capabilities.

Computer Products:

     Our Computer Products business has offered our customers a wide variety of computer hardware and software products available from approximately 600 manufacturers and suppliers. Our products include desktop and laptop computers, monitors, printers and other peripheral devices, operating system and application software, network products and mid-range host and server systems. We are an authorized reseller of products from a number of leading manufacturers of computer hardware, software and networking equipment. The Computer Products division had operating income in 1999 of $2,702,000 as compared to $560,000 in 1998. Downward pressures on product pricing margins have been a trend in the industry, although growth of revenues of 27.4% in 1999 as compared to 1998 were achieved in spite of continuing downward pressure on prices. As computer prices decrease, more significant increases in the number of units sold must occur in order to produce revenue growth. As discussed above in Item 1. "Recent Developments," the proposed sale of the Computer Products division is expected to close on or before May 31, 2000.

FINANCIAL INFORMATION BY BUSINESS SEGMENT

     See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for financial information on revenue and operating income of each business segment.

SALES AND MARKETING

     To date, we have primarily marketed our products and services through direct sales representatives. Direct sales representatives have been teamed with in-house customer service representatives and assigned to specific customer accounts. We believe that direct sales lead to better account penetration and management, better communications and long-term relationships with its customers. Our sales personnel, including account managers and customer service representatives, are partially compensated, and in some cases are solely compensated, on the profitability of accounts that they participate in developing. Our three remaining business segments have utilized slightly different methods of sales and marketing:

     (1) IT Services. The IT Services business segment operates from all of our offices, and promotes its products and services through general and trade advertising, participation in trade shows and telemarketing campaigns. We believe that a significant portion of IT Services' new customers have originated through word-of-mouth referrals from existing customers and industry partners such as manufacturers' representatives, and through customer and lead sharing with our other two business units.

     (2) CTI Software. Stratasoft, Inc., our CTI Software business segment, operates from our Houston office and utilizes telemarketing, participation in trade shows and general trade advertising to market its products. Leads are followed up on and managed by account managers. In addition, Stratasoft markets its products through a network of value added resellers, who typically integrate their products with Stratasoft's software products to provide a complete solution.

     (3) Computer Products. Our Computer Products business segment operates from all of our offices, and promotes its products and services through general and trade advertising, participation in trade shows and telemarketing campaigns. As previously discussed, we entered into an agreement on March 16, 2000 to sell certain assets of, and the ongoing operations of this business.

CUSTOMERS

     The focus of our marketing efforts has been on mid-sized customers and regional offices of larger customers located within the regions in which we maintain offices. We have occasionally provided products and/or services in markets where we do not have an office, typically to branch operations of customers with which we have an established relationship. Our customer base has not been concentrated in any industry group. Our top ten customers (which have varied from year to year) accounted for 21.2%, 31.7% and 28.4% of our revenue during 1997, 1998 and 1999, respectively. Approximately 2,800 customers purchased products or services from us during 1999. In 1999, the largest single customer constituted 8.3% of total revenues; however, in prior years, our largest customer has constituted as high as 11.2% of revenues. We have only a small amount of backlog relative to total revenues because we have no long-term commitments by customers to purchase products or services from us. Although we have service contracts with many of our large customers, such service contracts are project-based and/or terminable upon relatively short notice.

SUPPLY AND DISTRIBUTION

     We have relied on wholesale distributors to supply a majority of the products that we have sold through our Computer Products and CTI Software business segments. We have purchased the majority of our products from three primary suppliers to obtain competitive pricing, better product availability and improved quality control.

MANAGEMENT INFORMATION SYSTEMS

     We utilize a highly customized management information systems ("MIS") to manage most aspects of our business. Our MIS has provided our sales staff, customer service representatives and certain customers with product pricing and availability from its principal suppliers' warehouses throughout the United States. The purchasing systems are real time, allowing buyers to act within minutes on a newly received and credit-approved sales order. Our MIS contains productivity tools for sales lead generation, including integration between telemarketing and prospect database management. Sales management features include a variety of reports available for any combination of customer, salesperson, sales team and office criteria. We use our MIS to manage sales orders, purchasing, service contracts, service calls and work orders, engineer and technician scheduling and time tracking, service parts acquisition and manufacturer warranties. Reporting can also be generated for project profitability, contract and customer analysis, parts tracking and employee time tracking.

EMPLOYEES

     As of December 31, 1999 we employed approximately 417 individuals. Of these, approximately 98 were employed in sales, marketing and customer service, 171 were employed in engineering and technical positions and 148 were employed in administration, finance and MIS. We believe that our ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been, and will continue to be, critical to our ability to execute our business plans. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

HISTORY AND REINCORPORATION

     Our company was incorporated under Texas law in 1983 under the name Technicomp Corp. On June 30, 1993, we changed our name to Allstar-Valcom, Inc., and then again, on December 28, 1993, we changed our name to Allstar Systems, Inc. On December 27, 1993, we engaged in a merger in which we were the surviving corporation. In the merger, Allstar Services, Inc. and R. Cano, Inc., both of which were affiliated with us, were merged with and into Allstar Systems, Inc. in order to streamline the business. In 1995 we formed a wholly owned subsidiary, Stratasoft, Inc., to purchase and develop our CTI Software business segment. In 1997, we formed another wholly-owned subsidiary, IT Staffing, Inc., for the purpose of conducting business in the placement of temporary and permanent technical personnel. In 1998 we formed another wholly owned subsidiary, Allstar Systems Rio Grande, Inc., to develop and manage business opportunities in the Rio Grande region congruent with the business of the parent. In October 1996, we effected a reincorporation and merger in the State of Delaware through which the 328,125 shares of our predecessor, Allstar Systems, Inc., a Texas corporation, which were outstanding prior to the merger, were converted into approximately 2,675,000 shares of the newly incorporated Delaware corporation (the "Reincorporation"). The effect of the Reincorporation on the number of shares outstanding prior to the Reincorporation was similar in effect to an approximately 8.15-for-1 stock split.

RISKS OF OUR NEW BUSINESS STRATEGY

     We plan to sell our Computer Products Division, retain our IT Services and Stratasoft businesses, and embark on new lines of business that we have not yet identified. Our new business strategy is based on our ability to redeploy the proceeds from the sale of our Computer Products to both improve the performance of businesses we will retain and to enter new lines of business. This strategy involves many risks including the following:

Closing of Computer Products Division Sale

     We believe that having cash on hand from the sale of the Computer Products Division will improve our ability to negotiate and consummate acquisitions, pursue investment opportunities and better enable us to start-up new lines of business, once we have identified the specific businesses we wish to pursue. We also will seek to grow our retained businesses using proceeds from the sale. Closing of the Computer Products Division sale is, however, subject to many contingencies which could cause the transaction not to close. Some of these conditions include:

     o the absence of any material adverse change in our business prior to closing;

     o the truth of the representations and warranties made by us and the buyer in the Asset Purchase Agreement;

     o consent of a number of our principal suppliers and customers to the assignment to the buyer of our contracts with them;

     o other conditions included in the Asset Purchase Agreement relating to the Computer Products Division sale, a copy of which is an exhibit to this report.

If for any reason the proposed sale of the Computer Products Division does not close, we will not have sufficient cash to pursue our new business strategy.

Risks of Potential Future Acquisitions and Investments

     Our business will depend in the future on the successful acquisition, integration, financing and performance of businesses we have not yet identified. Following the sale of our Computer Products Division, we plan to pursue starting-up, acquiring or taking significant stakes in businesses involved in internet commerce and communications. We have not yet identified any specific businesses to start, purchase or invest in, and thus many of the risks of our strategy are unascertainable. Our strategy involves the substantial risk that we will not find suitable businesses to acquire on terms we believe are reasonable and that the new businesses we choose to enter will not provide the benefits we expect. Our future business prospects should therefore be considered in light of the risks, expenses, problems and delays inherent in starting or acquiring a new business. We cannot be certain that we will identify and assess these risks. Some of the acquisition and operating risks that could adversely affect us include the following:

     o We may be unsuccessful in identifying new business opportunities, completing and financing acquisitions and start-ups on favorable terms and in subsequently operating the businesses profitably.

     o Competition for the acquisition of companies in the internet commerce and communication sector will likely be intense. Our competitors for suitable new businesses may have greater financial, personnel and technical resources than us which may put us at a disadvantage in finding and concluding acquisitions. These competitive limitations may compel us to select less attractive acquisitions than if we had greater resources at our disposal.

     o Businesses in the internet commerce and communication sector are the general focus of our new business expansion strategy. Businesses in this sector often have an undeveloped or unproven product, technology or marketing strategy which may prove unsuccessful.

     o We may choose to acquire or invest a business that is financially unstable or that is in the early stages of development, including one without earnings or positive cash flow, which may require substantial additional capital infusions to support.

     o Because we plan to seek new businesses with growth potential, there is a substantial likelihood that the new business will be in competition with much larger, more established and better capitalized competitors, thus putting it at a competitive disadvantage.

     o Our success in a new business will also depend on our ability to integrate a new business and its personnel with our existing business and personnel with a minimum of disruption to both existing and new enterprises, including management information systems. We also may be unable to attract and retain new, qualified personnel to operate and grow our new businesses.

     o If we choose to make a strategic investment by acquiring a minority interest in a business, we may lack sufficient control to influence the operations and strategy of the business and thus will depend on that entity's management for our success; additionally, if we choose to make an investment in a publicly traded company such investment would also be subject to market risks.

Possible Need for Additional Financing

     We may be required to obtain cash to supplement our then available proceeds from the Computer Products Division Sale to acquire or begin a new business and for working capital to run existing businesses and any businesses we acquire. We have no commitments to provide any such additional capital and we may be unable to find suitable capital on terms we consider acceptable.

     If we obtain additional debt financing for our existing businesses or to acquire new businesses, we will be subject to the risks inherent in debt financing. Some of these include:

     o    interest rate fluctuations;

     o    inability to obtain additional debt financing;

     o    insufficiency of cash flow to pay interest and principal; and

     o restrictive debt covenants imposed by lenders that may limit or prohibit business activities we consider desirable.

     We may seek to raise equity capital to meet our future cash needs. We may also issue additional shares of our common stock or other equity securities to acquire new businesses. If we do issue additional equity securities, some of the possible adverse possible effects include:

     o the percentage of our common stock owned by existing stockholders could be substantially reduced;

     o possible increases in the number of shares of our common stock that are considered restricted stock for federal and state securities laws purposes, the actual or potential future sale of which could adversely effect the price of our common stock; and

     o we may be required to issue preferred stock which could have rights, privileges and preferences superior to those of our then existing stockholders.

Increased Dependence on IT Services and Stratasoft

     Our IT Services and Stratasoft software business will be our only two business segments immediately after the sale of our Computer Products Division. Because of that, the success of these business segments will take on a much greater significance to us. We plan to concentrate our efforts on growing these businesses and we expect to have additional financial resources to do so from the proceeds of the Computer Products Division sale. The risk exists that we may be unable to accomplish this improvement, and the operations of these remaining businesses may not enable us to operate profitably.

Risks of Our Existing Businesses

     As noted above, if our Computer Products Division is sold and our new business strategy is implemented, the nature and magnitude of risks relating to our business will change significantly. If, however, we do not close the Computer Products sale as expected, our business will continue to be subject to the risks and uncertainties we have identified in the past, including those set forth below:

Adverse Changes in Our Industry

     As described above under the caption "Changes in Industry Conditions," our industry is undergoing rapid changes that may adversely affect us. If we do not successfully adapt our business strategy to these new conditions, there is a growing risk that we may be unable to compete and be profitable in the future.

Risk of Low Margin Business

     Significant levels of competition that characterize the computer reseller market, In order to attract and retain many of our larger customers, we have frequently agreed to volume discounts and maximum allowable markups that serve to limit the profitability of sales to such customers. Any increase in inventory devaluation risks that cannot be passed onto our customers would result in write-offs or markdowns of the value of such inventory with the result being a charge to gross profit. All of these factors have contributed to our decision to make the Computer Products Division available for sale.

Dependence on Availability of Credit

     Our business activities have been capital intensive in that we are required to finance accounts receivable and inventory. In order to obtain necessary working capital, we have relied primarily on lines of credit under which the available credit is dependent on the amount and quality of our accounts receivable and inventory. As a result, the amount of credit available to us was adversely affected by factors such as delays in collection or deterioration in the quality of our accounts receivable, inventory obsolescence, economic trends in the computer industry, interest rate fluctuations and the lending policies of our lenders. Many of these factors were beyond our control. Any decrease or material limitation on the amount of capital available to us under our credit lines and other financing arrangements could limit our ability to fill existing sales orders, purchase inventory or expand our sales levels and, therefore, would have a material adverse effect on our financial condition and results of operations. (See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Interest Rates

     Any significant increases in interest rates will increase our cost of capital and would have an adverse effect on our financial condition and results of operations. Our inability to have continuous access to capital at reasonable costs would materially and adversely impact our financial condition and results of operations. (See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Highly Competitive Business

     We have been engaged in business activities that are intensely competitive and rapidly changing. Price competition could have a material adverse effect on our financial condition and results of operations. Our competitors included major computer products and telephone equipment manufacturers and distributors, including certain manufacturers and distributors that supplied products to us. Other competitors include established national, regional and local resellers, systems integrators, telephone systems dealers, computer-telephony value-added resellers and other computer-telephony software suppliers.

Management of Growth

     We have experienced rapid growth that has, and may continue into 2000 to, put strains on our management and operational resources. Our ability to manage growth effectively required it to continue to implement and improve its operational, financial and sales systems, to develop the skills of our managers and supervisors and to hire, train, motivate and manage its employees. With the proceeds of the proposed sale of our Computer Products division, our management and operational resources will be facing new and different challenges, but the need to develop the skills of our managers and supervisors remains unchanged.

Regional Concentration

     For the foreseeable future, we expect that we will continue to derive most of our revenue from customers located within the regions in which we maintain offices. Accordingly, an economic downturn in any of those metropolitan areas within the region in general, would likely have a material adverse effect on our financial condition and results of operations.

Dependence on Key Personnel

     Our success for the foreseeable future will depend largely on the continued services of key members of management, leading salespersons and technical personnel. We do not maintain key personnel life insurance on any of our executive officers or salespersons other than our Chairman and Chief Executive Officer. Our success also depends in part on our ability to attract, hire, train and retain qualified managerial, technical and sales and marketing personnel at a reasonable cost, particularly those involved in providing systems integration, support services and training. Competition for such personnel is intense. Our financial condition and results of operations could be materially adversely affected if we are unable to attract, hire, train and retain qualified personnel.

Dependence on Continued Authorization to Resell and Provide
  Manufacturer-Authorized Services

     Our future success in both product sales and services depends largely on our continued status as an authorized reseller of products and its continued authorization as a service provider. We maintain sales and service authorizations with many industry-leading product manufacturers. Without such sales and service authorizations, we would be unable to provide the range of products and services currently offered. In addition, some of these agreements are based upon our continued supply relationship with our major distributors. Furthermore, loss of manufacturer authorizations for products that have been financed under our credit facilities constitutes an event of default under such credit facilities. In general, the agreements between us and our product manufacturers either provide for fixed terms or for termination on 30 days prior written notice. Failure to maintain such authorizations could have a material adverse effect on our financial condition and our results of operations.

Dependence on Suppliers

     Our business depends upon our ability to obtain an adequate supply of products and parts at competitive prices and on reasonable terms. Our suppliers are not obligated to have product on hand for timely delivery to us nor can they guarantee product availability in sufficient quantities to meet our demands. Any material disruption in our supply of products would have a material adverse effect on our financial condition and results of operations.

Inventory Obsolescence

     The business in which we compete is characterized by rapid technological change and frequent introduction of new products and product enhancements. Our success depends in large part on our ability to identify and obtain products that meet the changing requirements of the marketplace. There can be no assurance that we will be able to identify and offer products necessary to remain competitive or avoid losses related to obsolete inventory and drastic price reductions. We attempt to maintain a level of inventory required to meet our near term delivery requirements by relying on the ready availability of products from our principal suppliers. Accordingly, the failure of our suppliers to maintain adequate inventory levels of products demanded by our existing and potential customers and to react effectively to new product introductions could have a material adverse effect on our financial condition and results of operations.

Reliance on Key Customers

     Our top ten customers, which have varied from year to year, accounted for 21.2%, 31.7% and 28.4% of our revenue during 1997, 1998 and 1999, respectively. During 1999, our largest customer accounted for 8.3% of total revenues, but in past years the single largest customer has accounted for as much as 11.2% of total revenues. Based upon historical results and our existing relationships with customers, we believe that a substantial portion of our total revenue and gross profit will continue to be derived from sales to existing customers. However, while our revenues will be greatly reduced by the new direction the company is taking, the higher margins generated by the existing divisions along with reductions in overhead association with the proposed sale, should move us toward profitability in 2000. There are no long-term commitments by such customers to purchase products or services from the company. A significant reduction in business with any of our largest customers could have a material adverse effect on our financial condition and results of operations.

Reliance on MIS

     Our success is largely dependent on the accuracy, quality and utilization of the information generated by our customized MIS, which affects our ability to manage our sales, accounting, inventory and distribution. We anticipate that we will continually need to refine and enhance our management information systems as we grow and the needs of our business evolve. We have not yet experienced any serious problems arising from the Year 2000 issue, and therefore do not anticipate any future interruption or errors in our information and telecommunications systems which would have an adverse effect on our financial condition and results of operations. (See Item 1 - "Management Information Systems" and Item 7 - "Year 2000 Issue").

Acquisition Risk

     We intend to pursue potential acquisitions of complementary businesses.
The success of this strategy depends not only upon our ability to acquire complementary businesses on a cost-effective basis, but also upon our ability to integrate acquired operations into our organization effectively, to retain and motivate key personnel and to retain customers of acquired firms.

Control by Existing Stockholders

     James H. Long, founder, Chairman of the Board, President and Chief Executive Officer, owns 50.1% of the outstanding Common Stock and Mr. Long will have the ability to control the election of a majority of the members of our board of directors, prevent the approval of certain matters requiring the approval of at least two-thirds of all stockholders and exert significant influence over our affairs.

Anti-Takeover Considerations

     Our Certificate of Incorporation and Bylaws contain certain provisions that may delay, deter or prevent a change in our control. Among other things, these provisions authorize our board of directors to issue shares of preferred stock on such terms and with such rights, preferences and designations as the board of directors may determine without further stockholder action and limit the ability of stockholders to call special meetings or amend our Certificate of Incorporation or Bylaws. Each of these provisions, as well as the Delaware business combination statute could, among other things, restrict the ability of certain stockholders to effect a merger or business combination or obtain control of the company.

Uncertain Revenue Sources

In order to maintain a profit, we will have to grow the revenues of the retained business at a much greater rate than we have historically been able to grow those revenues. The relatively high level of operating expenses remaining after the divestiture of Computer Products will contribute to operating losses unless new revenues can be generated to offset the loss of revenues from the businesses that are sold. (See Item 1. "Recent Developments")

Absence of Dividends

     We expect to retain cash generated from operations to support our cash needs and do not anticipate the payment of any dividends on the Common Stock for the foreseeable future. In addition, our credit facilities prohibit the declaration or payment of dividends, unless consent is obtained from each lender.

Item 2.  Properties

FACILITIES

     We do not own any real property and currently lease all of our existing facilities. We lease our Houston office that is housed in a freestanding building of approximately 48,000 square feet. On November 30, 1999 the building was acquired by a related Corporation and a new lease was signed which expires on December 1, 2004.

     Our Dallas office has been housed in a freestanding building of approximately 20,000 square feet. The Dallas facility lease expired on June 30, 1998 and was renewed for an additional three years under similar terms and conditions. During 1997, the company added additional offices in Austin and El Paso, Texas and during 1998 we opened an additional office in San Antonio. In 1998 we expanded our distribution capabilities by entering into a three year lease on a 30,000 square foot warehouse in Dallas.

     The Dallas office and distribution center leases will transfer to the purchaser under the terms of the proposed sale of the Computer Products division we will acquire space nearby to house our IT Service technicians working in the Dallas market. The Austin, San Antonio and El Paso office leases will likewise be assumed by the purchaser. We will find suitable facilities in Austin and San Antonio as needed. Under the terms of the proposed sale the purchaser will also be acquiring the El Paso portion of our IT Service Division.

Item 3.  Legal Proceedings

     We are party to litigation and claims which management believes are normal in the course of our operations; while the results of such litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our results of operations or financial position.

     On February 1, 2000, a competitor brought a suit against our wholly owned subsidiary Stratasoft, Inc. in the United States District Court for the Northern District of Georgia. The plaintiff alleges infringement of certain patents owned by the competitor and is seeking unspecified monetary damages. The suit is in its early stages of discovery, and therefore we are unable to determine the ultimate costs of this matter. We believe that this suit is without merit and intend to vigorously defend such action.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's shares are traded on the Nasdaq Small Cap Market under the symbol "ALLS".

                                                          High         Low
Fiscal 1998
        First quarter                                    5.50          3.875
        Second quarter                                   5.125         3.625
        Third quarter                                    4.125         1.875
        Fourth quarter                                   3.25          1.25

Fiscal 1999
        First quarter                                    2.1875        1.00
        Second quarter                                   2.875         1.0625
        Third quarter                                    1.75          1.0625
        Fourth quarter                                   1.875         1.00

     As of March 17, 2000, there were 45 shareholders of record. Management estimates that there are approximately 890 beneficial holders of our common stock. We have never declared or paid any cash dividends on our Common Stock. On March 17, 2000, the closing sales price of our Common Stock as reported by Nasdaq was $ 4.00 per share. We currently anticipate that we will retain all earnings for use in our business operations. The payment of dividends is prohibited under our credit agreements, unless approved by the lenders.

Item 6.  Selected Financial Data

     The following sets forth the selected data of the company for the five years ended December 31, 1999.

                                                    Year ended December 31,
                                       (In Thousands except share and per share amounts)

                                         1995       1996       1997       1998       1999
                                     --------   --------   --------   --------   --------
Operating Data:
Revenue                             $  89,627  $ 116,535  $  23,764  $ 159,674  $ 201,817
Cost of sales and services             78,734    101,837    107,135    139,866    179,026
                                     --------   --------   --------   --------   --------
   Gross profit                        10,893     14,698     16,629     19,808     22,791
Selling, general and
  Administrative expenses               8,496     11,121     12,527     20,659     20,183
                                     --------   --------   --------   --------   --------
    Operating income (loss)             2,397      3,577      4,102       (851)     2,608
Interest expense (net of
  other income)                         1,212      1,145        642        319        648
                                     --------   --------   --------   --------   --------
Income (loss) from continuing
  operations before provision
  (benefit) for income taxes            1,185      2,432      3,496     (1,170)     1,960
Provision (benefit) for
  income taxes                            452        933      1,305       (382)       686
                                     --------   --------   --------   --------   --------
     Net income (loss) from
       continuing operations              733      1,499      2,191       (788)     1,274

Discontinued Operations:
  Net income (loss) from
   discontinued operations, net
   of taxes                              (214)       104       (323)      (310)      (981)
  Loss on disposal, net of taxes                                                   (1,138)
     Net income (loss)              $     519  $   1,603  $   1,844  $  (1,098) $    (845)
                                     ========   ========   ========   =========  ========

Net income (loss) per share:
Basic
Net income (loss) from
  continuing operations             $    0.17  $    0.36  $    0.62  $   (0.18) $    0.31
Net income (loss) from
  discontinued operations               (0.05)      0.02      (0.10)     (0.07)     (0.24)
Loss on disposal                                                                    (0.27)
                                     --------   --------   --------   --------   --------
     Net income (loss) per share    $    0.12  $    0.38  $    0.52  $   (0.25) $   (0.20)
                                     ========   ========   ========   ========   ========
Diluted
Net income (loss) from
  continuing operations             $    0.17  $    0.36  $    0.61  $   (0.18) $    0.30
Net income (loss) from
  discontinued operations               (0.05)      0.02      (0.09)     (0.07)     (0.23)
Loss on disposal                                                                    (0.27)
                                     --------   --------   --------   --------   --------
     Net income (loss) per share    $    0.12  $    0.38  $    0.52  $   (0.25) $   (0.20)
                                     ========   ========   ========   =========  ========

                                                    As of December 31,
                                                      (In Thousands)
                                         1995       1996       1997       1998       1999
                                     --------   --------   --------   --------   --------
Balance Sheet Data:
Working Capital                     $   1,732  $   2,291  $  12,738  $   9,800  $   9,567
Total Assets                           24,266     24,720     34,855     51,028     53,916
Short-term borrowings (1)               9,912      9,975      1,572     15,958     15,869
Long-term debt                            -0-        -0-        -0-        -0-        -0-
Stockholders' equity                    2,724      4,327     14,637     12,705     11,830

(1) See Note 6 to our Consolidated Financial Statements. Short-term borrowings do not include amounts recorded as floor plan financing which are included in accounts payable.

     The following discussion is qualified in its entirety by, and should be read in conjunction with, our Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Annual Report on Form 10-K.

Overview

     Our company was formed to engage in the business of reselling computer hardware and software products and providing related services. To date, most of our revenue has been derived from sales of computer products and related services. Operations are primarily conducted in Houston and Dallas, Texas. During 1997 we opened offices in Austin, McAllen and El Paso, Texas, and during 1998 opened additional offices in Albuquerque and Las Cruces, New Mexico, and San Antonio, Texas. During 1999 we reevaluated the structure of our operations of the new offices and merged their operations where a physical presence was not necessary, thereby retaining the El Paso, Austin and San Antonio offices, which we believe can effectively serve the targeted markets.

     Through Telecom Systems, we marketed, installed and serviced business telephone systems, including large PBX systems and small "key systems", along with a variety of related products including hardware and software products for data and voice integration, wide area connectivity and telephone system networking, wireless communications and video conferencing. On November 2, 1999, we approved a plan to sell or close our Telecom Systems division. Offers were entertained for the acquisition of a significant portion of the assets of Telecom Systems and to assume any ongoing operations of the division. The sale was finalized on March 16, 2000. Under the terms of the sale we received for the sale of the inventory and operations of Telecom Systems $250,000 cash, and the ability to obtain restricted stock in the purchaser contingent upon the performance of the acquired operations during a period ending six months after the closing date. Additionally, the purchaser assumed all of our telephone equipment warranty obligations up to a maximum of $30,000. Any excess warranty costs incurred by the purchaser will be billed to us at an agreed upon rate. A disposal loss, including an estimate of the operating results from the measurement date, November 2, 1999 to the closing date of the sale of $580,000, and estimates for impairment of assets caused by the disposal decision of $558,000, totaling $1,138,000 (net of an income tax saving of $586,000) was recognized. Our loss from discontinued operations (net of income tax savings of $167,000, $159,000 and $505,000) was $323,000, $310,000 and $981,000 in 1999,
1998 and 1997, respectively. We will retain accounts receivable of $1.4 million, net of reserves, fixed assets of $30,000 and liabilities related to the Telecom division. Fixed assets are being redeployed in the continuing operations. The accounts receivable will be collected in the ordinary course of business and these amounts will be used to repay all remaining liabilities of the Telecom division. Any excess cash will be used to repay our line of credit and fund general corporate purposes.

     Our continuing operations are reported as three segments and are IT Services, CTI Software and Computer Products. Telecom Systems was reported previously as a segment, accordingly, Telecom Systems has been presented as a discontinued operation for all information presented. The Computer Products and IT Services business units were previously combined and reported as the Information Technology segment during past reporting periods. On March 16, 2000 Allstar entered into an agreement to sell certain assets of and the ongoing operations of its Computer Products division. The sale is expected to close on or before May 31, 2000 after shareholder and other required consents are obtained.

     The gross margin varies substantially between each of these business segments. Over the past three years the gross margin in IT Services has ranged between 39.3% and 29.5%; the gross margin for CTI Software has ranged between 43.0% to 50.8% and the gross margin in Computer Products has ranged between 8.9% and 10.5%. IT Services, CTI Software and Computer Products accounted for 7.4%, 2.1% and 90.5% of total revenues, respectively, during 1999.

     In order to reduce freight costs and selling, general and administrative expenses associated with product handling, we drop ship orders directly from our suppliers to our customers where possible. Drop shipped orders (measured as the cost of goods drop shipped as a percentage of total cost of goods sold) were
31.9 % in 1998 and 44.4 % in 1999. While we have not believed that it is in our best interest to drop ship all orders, we have attempted to increase the volume of drop shipments with the expectation of reducing our freight, distribution and administrative costs related to these revenues.

     A significant portion of our selling, general and administrative expenses relate to personnel costs, some of which are variable and others of which are relatively fixed. Our variable personnel costs are substantially comprised of sales commissions, which are typically calculated based upon our gross profit on a particular sales transaction and thus generally fluctuate with our overall gross profit. The remainder of our selling, general and administrative expenses are relatively more fixed and, while still somewhat variable, do not vary with increases in revenue as directly as do sales commissions.

     Manufacturers of many of the computer products resold by the company have consistently reduced unit prices near the end of a product's life cycle, most frequently following the introduction of newer, more advanced models. While some manufacturers of products sold by us offer to price-protect the inventory carried by us for a certain length of time following a price decrease by the manufacturer, recently many manufacturers have moved to more restrictive price protection policies or have largely eliminated price protection. Additionally, manufacturers have developed specialized marketing programs designed to improve or protect the manufacturer's market share. These programs often involve the granting of rebates to resellers to subsidize sales of computer products at reduced prices. While these programs generally enhance revenues they also generally result in lower margins being realized by the reseller. We have participated in an increasing number of these programs in recent years. Based upon recent trends, we believe that the number and amount of these programs will increase.

     Inacom Corp. ("Inacom") has historically been the largest supplier of products we sell, but purchases from Inacom have declined recently. Purchases from Inacom accounted for approximately 51.4%, 33.2%, and 17.7% of our total product purchases in 1997, 1998 and 1999, respectively. We have a long-term supply arrangement with Inacom under which we have agreed to purchase at least 80% of our products from Inacom, but only to the extent that such products were available through Inacom and made available within a reasonable period of time at reasonably competitive pricing. Inacom does not carry certain product lines that we sell and Inacom may be unable to offer reasonable product availability with reasonably competitive pricing on those product lines that it does carry. We expect prospectively that less than 80% of our total purchases, as in past years, will be made from Inacom.

Results of Operations

     The following table sets forth, for the periods indicated, certain financial data derived from our consolidated statements of operations and indicates the percentage of total revenue for each item.

                                                     Year ended December 31,

                                              1997             1998             1999
                                          Amount    %      Amount    %      Amount    %
                                                       (Dollars in thousands)
Revenue
  IT Services                           $ 10,240   8.3%  $ 13,183   8.3%  $ 14,857   7.4%
  CTI Software                             2,145   1.7      3,095   1.9      4,318   2.1
  Computer Products                      111,379  90.0    143,396  89.8    182,642  90.5
                                         ------- -----    ------- -----    ------- -----
    Total                                123,764 100.0    159,674 100.0    201,817 100.0
Gross profit
  IT Services                              4,029  39.3      4,208  31.9      4,385  29.5
  CTI Software                               922  43.0      1,492  48.2      2,192  50.8
  Computer Products                       11,678  10.5     14,108   9.8     16,214   8.9
                                         ------- -----    ------- -----    ------- -----
    Total                                 16,629  13.4     19,808  12.4     22,791  11.3
Selling, general and
  administrative expenses
  IT Services                              4,005  39.1      5,238  39.7      4,711  31.7
  CTI Software                             1,096  51.1      1,873  60.5      1,960  45.4
  Computer Products                        7,426   6.7     13,548   9.4     13,512   7.4
                                         ------- -----    ------- -----    ------- -----
    Total                                 12,527  10.1     20,659  12.9     20,183  10.0
Operating income (loss)
  IT Services                                 24   0.2     (1,030) (7.8)      (326) (2.2)
  CTI Software                              (174) (8.1)      (381)(12.3)       232   5.4
  Computer Products                        4,252   3.8        560   0.4      2,702   1.5
                                         ------- -----    ------- -----    ------- -----
    Total                                  4,102   3.3       (851) (0.5)     2,608   1.3
Interest expense (net of other income)       642   0.5        319   0.2        648   0.3
                                         ------- -----    ------- -----    ------- -----
Income (loss from continuing
  operations before provision              3,460   2.8     (1,170) (0.7)     1,960   1.0
Provision (benefit) for income taxes       1,293   1.0       (382) (0.2)       686  (0.3)
                                         ------- -----    ------- -----    ------- -----
Net income (loss) from continuing
  operations                               2,167   1.8       (788)  0.5      1,274   0.7

Discontinued operations:
Income (loss) from discontinued
  operations, net of taxes                  (323  (0.3)      (310) (0.2)      (981) (0.5)
Loss on disposal, net of taxes                                              (1,138) (0.6)
                                         ------- -----   -------- -----    ------- -----
Net income                              $  1,844   1.5%  $ (1,098) (0.7)% $   (845)  0.4%
                                         ======= =====    ======= =====    ======= =====


(1) Percentages shown in the table above are percentages of total company revenue, except for each individual segment's gross profit, selling, general and administrative expenses, and operating income, which are percentages of the respective segment's revenue.

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998 (Dollars in thousands)

     Revenue. Total revenue increased $42,143 (26.4%) to $201,817 in 1999 from $159,674 in 1998.

     Total 1999 IT Services revenue which comprised 7.4% of total revenues compared to 8.3% in 1998, increased $1,674 (12.7%) to $14,857 in 1999 from
$13,183 in 1998. The increase in revenue is attributable to growth in our newer offices and increased sales to existing customers and to new customers.

     Revenue from CTI Software, which comprised 2.1% of total revenue in 1999, compared to 1.9% in 1998, increased $1,223 (39.5%) to $4,318 in 1999 from $3,095 in 1998. The increased revenues from CTI Software were primarily the result of sales to new customers and the expansion of geographic market.

     Revenue from Computer Products, which comprised 90.5% of total revenue in 1999 compared to 89.8% in 1998, increased $39,246 (27.4%) to $182,642 in 1999 from $143,396 in 1998. The increase in Computer Products revenue was generally attributable to increased sales of products and services to new and existing customers and to sales generated in our newer branch offices. Of the $39,246 increase in Computer Products revenue, $25,396 (64.7%) resulted from increased sales in our more established offices in Houston and Dallas and $13,850 (35.3%) resulted from sales in our newer offices opened since mid-1997. The increase of $25,396 from the older, more established offices in Houston and Dallas represented an increase of 20.3% to $150,624 in 1999 from $125,228 in 1998. The increase of $13,850 from our newer branch offices represented an increase of 76.2% to $32,018 in 1999 from $18,168 in 1998.

     Gross Profit. Gross profit increased $2,983 (15.1%) to $22,791 in 1999 from $19,808 in 1998, while gross margin decreased to 11.3% in 1999 from 12.4% in 1998.

     IT Services gross profit increased by $177 (4.2%) to $4,385 in 1999 compared to $4,208 in 1998. Gross margin rates for IT Services were 29.5% in 1999 as compared to 31.9% in 1998. The increase in gross profit is commensurate with the increase in revenues as discussed above.

     The gross profit for CTI Software increased by $700 (46.9%) to $2,192 in 1999 from $1,492 in 1998. Gross margin rates for CTI Software were 50.8% in 1999 as compared to 48.2% in 1998. This increase was due primarily to higher revenues coupled with lower system installation costs, relative to revenue, reflecting improved productivity and efficiency due to improved software installation and customization tools introduced in 1998.

     Gross profit and gross margin in 1998 were affected by asset valuation markdowns of $2,040 in our Computer Products segment related to reducing the carrying value of that segment's inventory and certain vendor accounts receivables. In 1999 we sold at auction some of the inventory which had become aged. In addition, we continued to experience downward pressure on product selling prices from our customers. The gross margin for Computer Products decreased to 8.9% in 1999 from 9.8% in 1998, reflecting the effect of the aforementioned auctions, the downward pressures on pricing, excessive freight costs not passed on to customers and of write-offs of vendor accounts receivable.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $476 (2.3%) to $20,183 in 1999 from $20,659 in 1998. As a percentage of total revenue, selling, general and administrative expenses for continuing operations decreased to 10.0% in 1999 from 12.9% in 1998.

     The dollar decrease of approximately $476 was attributable to a decrease in Delaware franchise tax of $152 (26.4%) attributable to the restructuring of the authorized stock in 1998 and to reduced property taxes primarily resulting from both appealing the property taxes for the Houston office and to the closing of some of the branch offices opened in 1998. Additionally employee recruiting expenses were reduced by $112 and general office expenses decreased by $137, primarily due to the closing of unprofitable offices, downsizing of certain branch offices and the reduction of certain expense structures. Additionally, we realigned certain operations to eliminate redundancies and improve efficiency. Contract labor costs decreased by $429 (60.4%) due to the conversion to employee status and promotional and advertising expenses were decreased by $452 (221.5%), primarily due to increased vendor co-op funds received in 1999. These savings were offset by an increase in sales commissions of $294 (5.6%) attributable to the increased sales volume, and by and increase in bad debt expense of $326 (127.9%).

     IT Services' selling, general and administrative expenses decreased $527 (10.1%) to $4,711 in 1999 from $5,238 in 1998. For CTI Software, selling, general and administrative expenses increased $87 (4.6%) to $1,960 from $1,873 in 1998. Selling, general and administrative expenses in Computer Products decreased $36 (0.3%) to $13,512 in 1999 compared to $13,548 in 1998.

     Operating Income (loss). Operating income increased $3,459 (406.5%) to operating income of $2,608 in 1999 from a loss of $851 in 1998 due primarily to the increase in sales volume of $42,143. Operating income for IT Services increased $704 (68.3%) to an operating loss of $326 in 1999 compared to an operating loss of $1,030 in 1998. For CTI Software, the operating income increased $613 (160.9%) to income of $232 in 1999 from an operating loss of $381 in 1998. Computer Products' operating income increased $2,142 (382.5%) to operating income of $2,702 in 1999 from $560 in 1998.

     Interest Expense (Net of Other Income). Interest expense (net of other income) increased $329 (103.1%) to $648 in 1999 compared to $319 in 1998. Interest expense was lower in 1998 due to the reduction of outstanding debt resulting from the 1997 stock offering proceeds applied to the reduction of debt. Additionally, increased sales volume in 1999 resulting in higher inventory purchases and accounts receivable levels contributed to higher interest expense in 1999.

     Net Income (Loss) from continuing operations. Net income (loss) from continuing operations, after an income tax provision totaling $686 (reflecting an effective tax rate of 35.0% for 1999 compared to 32.6% for 1998), became income of $1,274 in 1999 compared to a loss of $788 in 1998.

     Discontinued operations. On November 2, 1999 we approved a plan to sell or close our Telecom Systems division. A sale of certain assets of the division and its ongoing operations closed on March 16, 2000. As a consequence of these events, the operations of Telecom Systems are reported as discontinued operations. The company experienced a net loss on the operations of the Telecom Division of $981 in 1999, net of a tax benefit of $505 and a loss on disposal of $1,138, net of a tax benefit of $586. The loss on discontinued operations in 1998 was $ 310, net of taxes of $159.

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997 (Dollars in thousands)

     Revenue. Total revenue increased $35,910 (29.0%) to $159,674 in 1998 from $123,764 in 1997.

     Total 1998 IT Services revenue consisted of $13,183 (8.3%) as compared to $10,240 (8.3%) , in 1997.

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

     Revenue from Computer Products, which comprised 89.8% of total revenue in 1998 compared to 90.0% in 1997, increased $32,017 (28.7%) to $143,396 in 1998 from $111,379 in 1997. The increase in Computer Products revenue was generally attributable to increased sales of products and services to new and existing customers and to sales generated in our newer branch offices. Of the $32,017 increase in Computer Product's revenue, $15,898 (49.7%) resulted from increased sales in our more established offices in Houston and Dallas and $16,119 (50.3%) resulted from sales in our newer offices opened since mid-1997. The increase of $15,898 from the older, more established offices in Houston and Dallas represented an increase of 14.6% to $124,851 in 1998 from $108,953 in 1997. The increase of $16,119 from our newer branch offices represented an increase of 785.9% to $18,170 in 1998 from $2,051 in 1997.

     Gross Profit. Gross profit increased $3,174 (19.1%) to $19,808 in 1998 from $16,629 in 1997, while gross margin decreased to 12.4% in 1998 from 13.4% in 1997. Gross profit and gross margin were affected by asset valuation markdowns of $2,040 in our Computer Products division related to reducing the carrying value of that segment's inventory and certain vendor accounts receivables. We decided that the mark-downs in inventory value were necessary based upon an analysis of the impact of supplier's changes in product return privileges and price protection policies made available by product manufacturers and suppliers. The markdowns related to reducing the carrying value of certain vendor accounts receivables were due to our inability to collect certain accounts related to special promotional funds owed to us from certain of our suppliers.

     Gross profit for IT Services increased $179 to $4,208 in 1998 from $4,029 in 1997 while gross margins decreased in 1998 to 31.9% from 39.3% in 1997 reflecting pricing pressures.

     The gross profit for CTI Software increased $570 to $1,492 in 1998 from $922 in 1997 while gross margins increased to 48.2% in 1998 from 43.0% in 1997. This increase was due primarily to lower system installation costs, relative to revenue, reflecting improved productivity and efficiency due to improved software installation and customization tools introduced in 1998.

     The gross profit for Computer Products decreased to 9.8% in 1998 from 10.5% in 1997, reflecting the effect of the aforementioned asset valuation markdowns

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8,132 (64.9%) to $20,659 in 1998 from $12,527 in 1997. As a percentage of total revenue, selling, general and administrative expenses increased to 12.9% in 1998 from 10.1% in 1997.

     The dollar increase of approximately $3,200 was attributable to a 60.7% in sales personnel compensation due to our efforts to expand our sales force, particularly in the newer branch offices, and to increased commissions paid to sales staff resulting from increases in revenue; approximately $2,500 was attributable  to a 59.5% increase in compensation  to  administrative  personnel primarily related to the opening of additional offices; and $840 was attributable to a 79.3% increase in rent, utilities and telephone expenses primarily related to operating eight physical branch offices and a regional distribution facility at the end of the 1998 period compared to only three branch offices at the end of 1997. Other costs were generally higher in 1998 compared to 1997 due to opening and operating the additional branch offices and the distribution center and due to increased levels of business activity.

     Selling, general and administrative expenses in IT Services increased $1,233 (30.8%) to $5,238 in 1998 compared to $4,005 in 1997. For CTI Software, selling, general and administrative expenses increased $777 (70.9%) to $1,873 from $1,096 in 1997. For Computer products, selling, general and administrative expenses increased $6,122 (82.4%) to $13,548 from $7,426.

     Operating Income (loss). Operating income decreased $4,953 to a loss of $851 in 1998 from a profit of $4,102 in 1997 due primarily to the increase in selling, general and administrative expenses and the effect of the aforementioned asset valuation markdowns. Operating income in IT Services decreased $1,054 to a loss of $1,030 in 1998 from operating income of $24 in 1997. For CTI Software, the operating loss increased $207 (119.0%) to $381 in 1998 from $174 in 1997. For Computer Products, the operating income decreased $3,692 (86.8%) to $560 in 1998 from $4,252 in 1997.

     Interest Expense (Net of Other Income). Interest expense (net of other income) decreased $323 (50.3%) to $319 in 1998 compared to $642 in 1997. Interest expense decreased in 1998 due to the reduction of outstanding debt resulting from the 1997 stock offering proceeds applied to the reduction of debt.

     Net Income (Loss) From Continuing Operations. Net income (loss) from continuing operations, after an income tax benefit totaling $382 (reflecting an effective tax rate of 32.6% for 1998 compared to 37.4% for 1997), became a loss of $788 in 1998 compared to a profit of $2,167 in 1997.

     Discontinued Operations. The loss on discontinued operations was $310 in 1998, net of taxes of $159, as compared to $323 in 1997, net of taxes of $167.

Quarterly Results of Operations

     The following table sets forth certain unaudited quarterly financial information for each of our last eight quarters and, in the opinion of management, includes all adjustments (consisting of only normal recurring adjustments) which the company considers necessary for a fair presentation of the information set forth therein. Our quarterly results may vary significantly depending on factors such as the timing of large customer orders, timing of new product introductions, adequacy of product supply, variations in our product costs, variations in our product mix, promotions, seasonal influences and competitive pricing pressures. Furthermore, we generally have experienced a higher volume of product orders in our computer products business segment in the fourth quarter, which we attribute to year-end capital spending by some of our customers. Any decrease in the number of year-end orders we experience may not be offset by increased revenues in our first three quarters. The results of any particular quarter may not be indicative of results for the full year or any future period.

                                                    1998                                          1999
                                    -------------------------------------        --------------------------------------
                                     First    Second     Third    Fourth           First    Second     Third    Fourth
                                    Quarter   Quarter   Quarter   Quarter         Quarter   Quarter   Quarter   Quarter
Revenue
    IT Services                   $  2,892  $  3,062  $  3,533  $  3,696        $  3,548  $  3,691  $  3,591  $  4,027
    CTI Software                       826       513       723     1,033             770       825     1,329     1,394
    Computer Products               27,752    34,447    38,217    42,980          42,254    44,611    45,961    49,816
                                   -------   -------   -------   -------         -------   -------   -------   -------
    Total                           31,470    38,022    42,473    47,709          46,572    49,127    50,881    55,237
Cost of sales and services
    IT Services                      1,917     2,025     2,406     2,627           2,531     2,479     2,415     3,047
    CTI Software                       515       278       319       491             331       413       623       759
    Computer Products               24,400    30,556    33,733    40,599          38,419    41,001    41,793    45,215
                                   -------   -------   -------   -------         -------   -------   -------   -------
    Total                           26,832    32,859    36,458    43,717          41,281    43,893    44,831    49,021
Gross Profit
    IT Services                        975     1,037     1,127     1,069           1,017     1,212     1,176       980
    CTI Software                       311       235       404       542             439       412       706       635
    Computer Products                3,352     3,891     4,484     2,381           3,835     3,610     4,168     4,601
                                   -------   -------   -------   -------         -------   -------   -------   -------
    Total                            4,638     5,163     6,015     3,992           5,291     5,234     6,050     6,216
Selling, general and
   administrative expenses
    IT Services                        972     1,212     1,452     1,602           1,136     1,227     1,201     1,147
    CTI Software                       374       450       395       654             497       448       524       491
    Computer Products                2,662     3,219     3,615     4,052           3,459     3,345     3,237     3,471
                                   -------   -------   -------   -------         -------   -------   -------   -------
    Total                            4,008     4,881     5,462     6,308           5,092     5,020     4,962     5,109
Operating income (loss)
    IT Services                          3      (175)     (325)     (533)           (119)      (15)      (25)     (167)
    CTI Software                       (63)     (215)        9      (112)            (58)      (36)      182       144
    Computer Products                  690       672       869    (1,671)            376       265       931     1,130
                                   -------   -------   -------   -------         -------   -------   -------   -------
    Total                              630       282       553    (2,316)            199       214     1,088     1,107
Interest expense (net of
    other income)                       21        44        88       166             222       183       169        74
                                   -------   -------   -------   -------         -------   -------   -------   -------
Income (loss) before
    provision (benefit) for
    income taxes                       609       238       465    (2,482)            (23)       31       919     1,033
Provision (benefit) for
    income taxes                       219        98       166      (865)              1        25       306       354
                                   -------   -------   -------   -------         -------   -------   -------   -------
Net income (loss) from
    continuing operations              390       140       299    (1,617)            (24)        6       613       679
Discontinued operations:
    Net income (loss) from
    discontinued operations,
    net of tax                        (266)      130      (212)       38             (30)     (376)     (281)     (294)
    Loss on disposal                                                                                            (1,138)
                                   -------   -------   -------   -------         -------   -------   -------   -------
Net income (loss)                 $    124  $    270  $     87  $ (1,579)       $    (54) $   (370) $    332  $   (753)
                                   =======   =======   =======   =======         =======   =======   =======   =======
Net Income (loss) per share:
    Basic:
    Continuing  Operations        $   0.09  $   0.03  $   0.07  $  (0.38)       $  (0.01) $   0.01  $   0.15  $   0.16
      Discontinued Operations        (0.06)     0.03     (0.05)     0.01           (0.01)    (0.09)    (0.07)    (0.07)
      Loss on Disposal                                                                                           (0.27)
                                   -------   -------   -------   -------         -------   -------   -------   -------
Net income (loss) per share       $   0.03  $   0.06  $   0.02  $  (0.37)       $  (0.02) $  (0.08) $   0.08  $  (0.18)
                                   =======   =======   =======   =======         =======   =======   =======   =======
    Diluted:
      Continuing  Operations      $   0.09  $   0.03  $   0.07  $  (0.38)        $ (0.01) $   0.01  $   0.14  $   0.16
      Discontinued Operations        (0.06)     0.03     (0.05)     0.01           (0.01)    (0.09)    (0.06)    (0.07)
      Loss on Disposal                                                                                           (0.27)
                                   -------   -------   -------   -------         -------   -------   -------   -------
Net income (loss) per share       $   0.03  $   0.06  $   0.02  $  (0.37)        $ (0.02) $  (0.08) $   0.08  $  (0.18)
                                   =======   =======   =======   =======         =======   =======   =======   =======

Liquidity and Capital Resources

     Historically, we have satisfied our cash requirements principally through borrowings under our lines of credit and through operations. We maintain a cash position sufficient to pay only our immediately due obligations and expenses. When the amount of cash available falls below our immediate needs we request an advance under our credit facility. As our total revenue has grown, we have obtained increases in our available lines of credit to enable us to finance our growth. Our working capital was $12,738, $9,800 and $9,567 at December 31, 1997, 1998 and 1999, respectively. The decreases in working capital during 1999 and 1998 were primarily attributable to increases in our accounts payable as a result of product costs attributable to our revenue growth. At December 31, 1999 we had outstanding borrowings of $30,129. Our total collateral base was $30,462 at December 31, 1999, of which $1,952 is available to borrow from our secondary lenders and $1,620 is payable to the primary lender. Such amount was paid from existing cash balances in January 2000. At December 31, 1999, we had a $30,000 credit facility with our primary lender. As of December 31, 1999, we were fully borrowed against our available borrowing based due to the higher level of business during the fourth quarter.

Cash Flows

     Operating activities provided net cash totaling $2,086 and $2,612 during 1997 and 1999, respectively, and used net cash totaling $10,831 during 1998. During 1997, net cash was provided from operations due primarily to net income, increased levels of trade accounts payable and accrued expenses which more than offset increases in accounts receivable. During 1998, net cash was used by operations due primarily to a net loss, a large increase in accounts receivable and an increase in inventory, which was offset somewhat by an increase in accounts payable and accrued expenses. During 1999 net cash provided by operations resulted from increases in accounts payable which offset our increase in accounts receivable.

     Accounts receivable increased $8,999, $9,377 and $3,138 during 1997, 1998 and 1999, respectively. Inventory decreased $162 and $516 in 1997 and 1999, respectively, and increased $3,797 in 1998.

     Investing activities used cash totaling $992, $1,764 and $276 during 1997, 1998 and 1999, respectively. Our investing activities that used cash during these periods were primarily related to capital expenditures related to new offices, an expanded work force and upgrading of computing equipment and our management information systems. During the next twelve months, we do not expect to incur material capital expenditures.

     Financing activities provided cash totaling $258, $13,552 and used cash totaling $227 during 1997,1998 and 1999, respectively. In July 1997, we received $8,661 net proceeds from the sale of Common Stock in a public offering. Those proceeds were used to reduce the outstanding balance under our line of credit. The primary source of cash from financing activities in other periods has been borrowings on our lines of credit. The lines of credit have been used principally to satisfy our cash requirements, including financing increases in accounts receivable and inventory. During 1998 and 1999 we used $834 and $138, respectively to repurchase shares that were held in treasury at the end of 1999.

Asset Management

     Our cash flow from operations has been affected primarily by the timing of its collection of accounts receivable. We have typically sold our products and services on short-term credit terms and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. We had accounts receivable, net of allowance for doubtful accounts of $34,893 and $37,726 at December 31, 1998 and 1999, respectively. The number of days' sales outstanding in trade accounts receivable was 60 days, 67 days and 66 days for years 1997, 1998 and 1999, respectively. The increase in days' sales outstanding in 1998 was caused by a general slow down in payments by our customers. Bad debt expense as a percentage of total revenue for the same periods was 0.2%, 0.2% and 0.2% Our allowance for doubtful accounts, as a percentage of accounts receivable, was 1.0%, 1.0% and 1.0% at December 31, 1997, 1998 and 1999,
respectively.

     We attempt to manage our inventory in order to minimize the amount of inventory held for resale and the risk of inventory obsolescence and decreases in market value. We attempt to maintain a level of inventory required to reach only our near term delivery requirements by relying on the ready availability of products from our principal suppliers. Manufacturers of our major products have in the past generally provided price protection, which reduces our exposure to decreases in prices, but during 1998 most major product manufacturers reduced or largely eliminated price protection. Our suppliers generally allow for some levels of returns of excess inventory, which, on a limited basis, are made without material restocking fees. During 1998, our suppliers generally became more restrictive in their policies regarding product return privileges. Inventory turnover for 1997, 1998 and 1999 was 21.5 times, 22.0 times, and 22.5 times, respectively.

Credit Facilities

     On February 27, 1998 we executed agreements with Deutsche Financial Services ("DFS") for a revolving line of credit (the "DFS Facility") which is our principal source of liquidity. We have a credit facility with IBM Credit Corporation ("IBMCC") for the purchase of IBM branded computer products (the "IBMCC Facility").

     The total credit available under the DFS Facility is $30,000, subject to borrowing base limitations which are generally computed as a percentage of various classes of eligible accounts receivable and qualifying inventory. Credit available under the DFS Facility for floor plan financing of inventory from approved manufacturers (the "Inventory Line") is $20,000. Available credit under the DFS Facility, net of Inventory Line advances, is $10,000, which we use primarily to carry accounts receivable and for other working capital and general corporate purposes (the "Accounts Line"). Borrowings under the Accounts Line bear interest at the fluctuating prime rate minus 1.0% per annum. Under the Inventory Line, DFS pays our inventory vendors directly, generally in exchange for negotiated financial incentives. Typically, the financial incentives received are such that DFS does not charge us interest until 40 days after the transaction is financed, at which time we are required to either pay the full invoice amount of the inventory purchased from corporate funds or to borrow under the Accounts Line for the amount due to DFS. Inventory Line advances not paid within 40 days after the financing date bear interest at the fluctuating prime rate plus 5.0%. For purposes of calculating interest charges the minimum prime rate under the DFS Facility is 7.0%. DFS may change the computation of the borrowing base and disqualify accounts receivable upon which advances have been made and require repayment of such advances to the extent such disqualifications cause our borrowings to exceed the reduced borrowing base.

     The DFS Facility is collateralized by a security interest in substantially all of our assets, including its accounts receivable, inventory and bank accounts. Collections of our accounts receivable are required to be applied through a lockbox arrangement to repay indebtedness to DFS; however, DFS has amended the lockbox agreement to make such arrangements contingent upon certain financial ratios. Provided we are in compliance with our debt to tangible net worth covenant, we have discretion over the use and application of the funds collected in the lockbox. If we exceed that financial ratio, DFS may require that lockbox payments be applied to reduce our indebtedness to DFS. If in the future DFS requires that all lockbox payments be applied to reduce our indebtedness, we would be required to seek funding from DFS or other sources to meet substantially all of our cash needs. The DFS agreement contains restrictive covenants which, among other things, require specific ratios of current assets to current liabilities and debt to tangible net worth and require us to maintain a minimum tangible net worth. The terms of the agreement also prohibits the payment of dividends and other similar expenditures, including advances to related parties.

     The IBMCC Facility is a $2,000 credit facility for the purchase of IBM branded inventory from certain suppliers. Advances under the IBMCC Facility are typically interest free for 30 days after the financing date for transactions in which adequate financial incentives are received by IBMCC from the vendor. Within 30 days after the financing date, the full amount of the invoice for inventory financed through IBMCC is required to be paid. Amounts remaining outstanding thereafter bear interest at the fluctuating prime rate (but not less than 6.5%) plus 6.0%. IBMCC retains a security interest in the inventory financed. The IBMCC Facility is immediately terminable by either party by written notice to the other and prohibits payment of dividends. At December 31, 1999, we had $30,080 and $48 outstanding on the DFS Facility and the IBMCC Facility, respectively. A payment was made in January 2000 to comply with the borrowing base limitations under the DFS Facility.

Year 2000 Issue

     The Year 2000 issue is the result of computer programs using two digits to define the applicable year. These programs were designed without consideration for the effect of the change in century and if not corrected could have failed or created erroneous results at the turn of the century. Essentially all the company's MIS were potentially affected by the Year 2000 issue.

     In order to prepare for the Year 2000 issue we implemented the following remediation plan for our MIS:

     (1) Identification of all applications and hardware with potential Year 2000 issues.
     (2) For each item identified, perform an assessment to determine an appropriate action plan and timetable for remediation of each item.
     (3)  Implementation of the specific action plan.
     (4)  Test each application upon completion.
     (5) Place the new process into production and conduct system integration testing.

We successfully implemented the above remediation plan for all affected MIS. Following the arrival of the Year 2000 we experienced no significant problems with any of our systems as a result of the Year 2000 issue. There was no interruption in our ability to transact business with suppliers and customers. We continue to monitor our systems, suppliers and customers for any unanticipated issues that may not have been manifested yet. The implementation of the remediation plan was entirely funded from operations. We estimate that we incurred approximately $300 in expenses during 1998 and 1999 related to the Year 2000 issue.

Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management is evaluating what impact, if any, and additional disclosures may be required when this statement is adopted.

     In March 1998, the Accounting Standards Committee ("AcSEC") issued Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This Statement provides guidance on accounting for costs of computer software developed or obtained for internal use. SOP No. 98-1 is effective for fiscal years beginning after December 15, 1998. In April 1998, SOP N0. 98-5, Reporting on the Costs of Start-Up Activities, was issued by AcSEC. This Statement provides guidance on determining what constitutes a start-up activity and requires that the costs of these start-up activities be expensed as incurred. We have implemented these two Statements in the year ending December 31, 1999.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     We incur certain market risks related to interest rate variations because we hold floating rate debt. Based upon the average amount of debt outstanding during 1999, a one-percent increase in interest rates paid by us on our debt would have resulted in an increase in interest expense of approximately $135 for the year.

Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

     Independent Auditors' Report                                             26

     Consolidated Balance Sheets at December 31, 1998 and 1999                27

     Consolidated   Statements  of  Operations  for  the  years  ended
     December 31, 1997, 1998 and 1999                                         28

     Consolidated  Statements  of  Stockholders'  Equity for the years
     ended December 31, 1997, 1998 and 1999                                   29

     Consolidated  Statements  of  Cash  Flows  for  the  years  ended
     December 31, 1997, 1998 and 1999                                         30

     Notes to  Consolidated  Financial  Statements for the years ended
     December 31, 1997, 1998 and 1999                                         31

INDEPENDENT AUDITORS' REPORT

To the Stockholders of Allstar Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Allstar Systems, Inc. and subsidiaries ("Allstar") as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of Allstar's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allstar at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/  Deloitte & Touche LLP
Houston, Texas
March 17, 2000

ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1998 AND 1999
(In thousands, except share and par value amounts)

ASSETS                                                   1998            1999

Current Assets:
     Cash and cash equivalents                      $    2,538      $    4,647
     Accounts receivable, net                           34,893          37,726
     Accounts receivable - affiliates                      373             423
     Inventory                                           8,497           7,442
     Deferred taxes                                        431             836
     Income taxes receivable                               637
     Other current assets                                  559             384
                                                     ---------       ---------
              Total current assets                      47,928          51,458
Property and equipment, net                              2,902           2,280
Other assets                                               198             178
                                                     ---------       ---------
                                                    $   51,028      $   53,916
                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Notes payable                                  $   15,958      $   15,869
     Accounts payable                                   16,641          21,687
     Accrued expenses                                    5,273           3,896
     Net liabilities related to
       discontinued operations                                             199
     Deferred service revenue                              256             240
                                                     ---------       ---------
              Total current liabilities                 38,128          41,891
Deferred credit - stock warrants                           195             195

Commitments and Contingencies (See Note 11)

Stockholders' Equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued
     Common stock, $.01 par value, 15,000,000 shares authorized,
              4,503,411 and
              4,442,325 issued at December 31,
              1998 and 1999, respectively                   45              44
     Additional paid in capital                         10,196          10,037
       Unearned equity compensation                       (269)             (1)
       Treasury stock, at cost,
       271,200 and 381,800 shares at                      (834)           (972)
       December 31, 1998 and 1999, respectively
     Retained earnings                                   3,567           2,722
                                                     ---------       ---------
              Total stockholders' equity                12,705          11,830
                                                     ---------       ---------
                                                    $   51,028      $   53,916
                                                     =========       =========
See notes to consolidated financial statements.

ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(In thousands, except share and per share amounts)
                                                                        Years ended December 31
                                                        ----------------------------------------------
                                                              1997            1998            1999

Total revenue                                           $     123,764   $     159,674   $     201,817

Cost of goods and services                                    107,135         139,866         179,026
                                                         ------------    ------------    ------------

          Gross profit                                         16,629          19,808          22,791

Selling, general and administrative expenses                   12,527          20,659          20,183
                                                         ------------    ------------    ------------

Operating income (loss)                                         4,102            (851)          2,608

Interest expense (net of other income)                            642             319             648
                                                         ------------    ------------    ------------
Income (loss) from continuing operations before
     provision (benefit) for income taxes                       3,460          (1,170)          1,960

Provision (benefit) for income taxes                            1,293            (382)            686
                                                         ------------    ------------    ------------

Net income (loss) from continuing operations                    2,167            (788)          1,274

Discontinued operations:
     Net loss from discontinued operations, net of taxes         (323)           (310)           (981)
     Loss on disposal, net of taxes                                                            (1,138)
                                                         ------------    ------------    ------------

Net income (loss)                                       $       1,844   $      (1,098)  $        (845)
                                                         ============    ============    ============
Net income (loss) per share:

     Basic:
         Net income (loss) from continuing operations   $        0.62   $       (0.18)  $        0.31
         Net loss from discontinued operations                  (0.10)          (0.07)          (0.24)
         Loss on disposal                                                                       (0.27)
                                                         ------------    ------------    ------------
              Net loss per share                        $       (0.52)  $       (0.25)  $       (0.20)
                                                         ============    ============    ============

     Diluted:
         Net income (loss) from continuing operations   $        0.61   $       (0.18)  $        0.30
         Discontinued operations                                (0.09)          (0.07)          (0.23)
         Loss on disposal                                                                       (0.27)
                                                         ------------    ------------    ------------
              Net loss per share                        $       (0.52)  $       (0.25)  $       (0.20)
                                                         ============    ============    ============

Weighted average number of shares outstanding:
     Basic                                                  3,519,821       4,345,883       4,168,140
                                                         ============    ============    ============
     Diluted                                                3,526,787       4,345,883       4,226,911
                                                         ============    ============    ============

See motes to consolidated financial statements

ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(In thousands, except share and per share amounts)


                                 $.01 par value           Additional                Unearned
                                   Common Stock            Paid-In     Treasury      Equity      Retained
                                   Shares      Amount      Capital       Stock    Compensation   Earnings     Total

Balance at January 1, 1997       2,675,000  $    27      $   1,479                              $   2,821   $  4,327

Sale of common stock, net of
   initial public offering
   expenses of $2,040
    on conversion                1,765,125       18          8,448                                             8,466

Issuance of restricted stock        14,286       86                               $     (86)

Net income                                                                                          1,844      1,844
                                ----------   ------      ---------     -------     --------      --------    -------

Balance at December 31, 1997     4,454,411       45         10,013                      (86)        4,665     14,637

Issuance of restricted stock        63,500                     237                     (237)

Cancellation of restricted stock   (14,500)                    (54)                      54

Purchase of treasury stock        (271,200)                           $   (834)                                 (834)

Net loss                                                                                           (1,098)    (1,098)
                                ----------   ------      ---------     --------    --------      --------    -------

Balance at December 31, 1998     4,232,211       45         10,196        (834)        (269)        3,567     12,705

Cancellation of restricted stock   (61,086)      (1)          (159)                     268                      108

Purchase of treasury stock        (110,600)                               (138)                                 (138)

Net loss                                                                                             (845)      (845)
                                ----------   ------      ---------     -------     --------      --------    -------

Balance at December 31, 1999     4,060,525  $    44     $   10,037    $   (972)   $      (1)    $   2,722   $ 11,830
                                ==========   ======      =========     =======     ========      ========    =======

See notes to consolidated financial statements.

ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
 (In thousands, except share and per share amounts)

                                                                        Years ended December 31
                                                             ----------------------------------------------
                                                                   1997            1998            1999
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (loss) from continuing operations                 $       2,167   $        (788)  $       1,274
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
     Gain on disposal of assets                                                         (7)
     Depreciation and amortization                                     623             882             840
     Deferred tax provision                                            138            (219)
     Changes in assets and liabilities that provided (used) cash:
            Accounts receivable, net                                (8,999)         (9,377)         (3,138)
         Accounts receivable - affiliates                             (294)             61             (50)
         Inventory                                                     162          (3,797)            516
         Income taxes receivable                                                      (637)            637
         Other current assets                                         (144)           (241)            175
         Other assets                                                  311            (117)            (30)
         Accounts payable                                            7,817           2,079           5,046
         Accrued expenses                                              806           1,708            (523)
         Income taxes payable                                         (124)            (82)
         Deferred service revenue                                      (54)             14             (16)
                                                              ------------    ------------    ------------
              Net cash provided by (used in) operating activities    2,409         (10,521)          4,731
     Net operating activities from discontinued operations            (323)           (310)         (2,119)
                                                              ------------    ------------    ------------
              Net cash provided by (used in) operating activities    2,086         (10,831)          2,612
                                                              ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                             (992)         (1,774)           (276)
     Proceeds from sale of fixed assets                                                 10
                                                              ------------    ------------    ------------
              Net cash used in investing activities                   (992)         (1,764)           (276)
                                                              ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                                       (834)           (138)
     Net proceeds on sale of common stock                            8,661
     Net increase (decrease) in notes payable                       (8,403)         14,386             (89)
                                                              ------------    ------------    ------------
              Net cash provided by (used in) financing activities      258          13,552            (227)
                                                              ------------    ------------    ------------

NET INCREASE CASH AND CASH EQUIVALENTS                               1,352             957           2,109

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       229           1,581           2,538
                                                              ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $       1,581   $       2,538   $       4,647
                                                              ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest                                  $         958   $         403   $         989
                                                              ============    ============    ============
     Cash paid for income taxes                              $       1,032   $         397   $
                                                              ============    ============    ============

See notes to consolidated financial statements.

ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
 (In thousands, except share and per share amounts)


1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Allstar Systems, Inc. and subsidiaries ("Allstar") is engaged in the sale and service of computer and telecommunications hardware and software products in the United States. During 1995 Allstar formed and incorporated Stratasoft, Inc., a wholly-owned subsidiary, to create and market software related to the integration of computer and telephone technologies. In January 1997, Allstar formed IT Staffing Inc., a wholly-owned subsidiary, to provide temporary and permanent placement services of technical personnel. In March 1998 Allstar formed Allstar Systems Rio Grande, Inc., a wholly-owned subsidiary to engage in the sale and service of computer products in western Texas and New Mexico.

     A substantial portion of Allstar's sales and services are authorized under arrangements with product manufacturers. Allstar's operations are dependent upon maintaining its approved status with such manufacturers. As a result of these arrangements and arrangements with its customers, gross profit could be limited by the availability of products or allowance for volume discounts. Furthermore, net income before income taxes could be affected by changes in interest rates which underlie the credit arrangements which are used for working capital (see
Note 6).

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

     Property and equipment are depreciated over their estimated useful lives ranging from five to ten years using the straight-line method. Depreciation expense totaled $620, $833 and $790 for the years ended December 31, 1997, 1998 and 1999, respectively.

     Impairment of Long-Lived Assets - Allstar records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

     Income Taxes- Allstar accounts for income taxes under the liability method, which requires, among other things, recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in Allstar's consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and the recognition of available tax carryforwards.

     Earnings per Share - In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the periods. Diluted net income per share is computed based upon the weighted-average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities using the treasury stock method (See Note 13).

     Revenue Recognition - Revenue from the sale of computer products is recognized when the product is shipped. Service income is recognized ratably over the service contract life. Revenues resulting from installations of equipment for which duration is in excess of three months are recognized using the percentage-of-completion method. The percentage of revenue recognized on each contract is based on the most recent cost estimate available. Revisions of estimates are reflected in the period in which the facts necessitating the revisions become known; when a contract indicates a loss, a provision is made for the total anticipated loss. At December 31, 1998, Allstar had $3,682 of such contracts in progress of which $1,567 of revenue had not been recognized along with $826 of cost related to those revenues. At December 31, 1999, Allstar had $1,524 of such contracts in progress of which $717 of revenue had not been recognized along with $400 of costs related to those revenues. Costs and estimated earnings in excess of billings on uncompleted contracts are included within the heading account receivable, net on the consolidated balance sheets.

     Research and Development Costs - Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged to expense were approximately $200 in the years ended December 31, 1997, 1998 and 1999, respectively.

     Employee Stock Based Compensation- Allstar recognizes compensation expense for stock options and other stock based employee compensation plans based on the intrinsic value of the equity instrument at the measurement date (See Note 12).

     Comprehensive Income- In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15,1997. Allstar adopted SFAS No.130 in the year ended December 31, 1998. Allstar had no comprehensive income items to report for all periods presented.

     Segment Information- Allstar follows the provisions of SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 changes the way companies report selected segment information in annual financial statements and requires the companies to report selected segment information in interim financial reports to stockholders. See Note 14 for segment information.

     Recently Issued Accounting Standards- In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management is currently evaluating what, if any, additional adjustment or disclosure may be required when this statement is adopted.

     In March 1998, the Accounting Standards Committee ("AcSEC") issued Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This Statement provides guidance on accounting for costs of computer software developed or obtained for internal use. SOP No. 98-1 is effective for fiscal years beginning after December 15, 1998. In April 1998, SOP No. 98-5, Reporting on the Costs of Start-Up Activities, was issued by AcSEC. This Statement provides guidance on determining what constitutes a start-up activity and requires that the costs of these start-up activities be expensed as incurred. These two Statements were implemented by Allstar on January 1, 1999. The adoption of SOP P98-1 and SOP 98-5 did not have a material impact on the Company's financial position or results of operations.

     Fair Value of Financial Instruments - Allstar's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and notes payable for which the carrying values approximate fair values given the short-term maturity of the instruments. It is not practicable to estimate the fair values of related-party receivables due to the nature of the instruments.

     Cash and Cash Equivalents - Cash and cash equivalents include any highly liquid debt instruments with maturity of three months or less when purchased.

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

3.  DISCONTINUED OPERATIONS

     On November 2, 1999, Allstar approved a plan to sell or close its Telecom division. This is the measurement date. Allstar entertained offers to acquire a significant portion of the assets of the Telecom division and to assume any ongoing operations of the division. A sale was finalized on March 16, 2000. Under the terms of the sale Allstar received $250 cash, and the ability to obtain restrictive stock in the purchaser contingent upon the performance of the acquired operations during a period ending six months after the closing date. Additionally, the purchaser assumed all telephone equipment warranty obligations of Allstar up to a maximum of $30. Any excess warranty costs incurred by the purchaser will be billed to Allstar at an agreed upon rate. A disposal loss, including an estimate of the operating results from the measurement date, November 2, 1999 to the closing date of the sale of $580, and estimates for impairment of assets caused by the disposal decision of $558, totaling $1,138 (net of income tax savings of $586), was recognized. The disposal loss includes an operating loss of $284 (net of income tax savings of $146) from the measurement date to December 31, 1999. Pretax loss from discontinued operations (net of tax savings of $167, $159 and $505) was $323, $310, and $981 in 1997,
1998 and 1999 respectively. Allstar will retain accounts receivable of approximately $1,400, net of reserves, fixed assets of $30 and liabilities related to the Telecom division. Fixed assets are being redeployed in the continuing operations. The balance sheet caption "Net liabilities related to discontinued operations" includes $250 of net inventory not retained and $449 of estimated operating losses for the period from January 1, 2000 through the disposal date of March 16, 2000. Revenue for the Telecom division for the years ended December 31, 1997, 1998 and 999 was $5,403, $7,499 and $3,975,
respectively. The Company allocates interest expense to its various divisions on a proportional basis based on accounts receivable. Interest expense allocated to the Telecom division for the years ended December 31, 1997 and 1998 and for the period from January 1, 1999 to November 2, 1999 was $55, $32, and $69, respectively. The Company has allocated interest expense from November 2, 1999 to the disposal date of March 16, 2000 of $20 both of which are included in the loss on disposal.

4.   ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following at December 31, 1998 and 1999:

                                                        1998           1999

    Accounts receivable                             $   31,547      $  35,929
    Accounts receivable retained - Telecom               3,704          2,025
    Allowances for doubtful accounts                      (358)          (228)
                                                     ---------       --------


         Total                                      $   34,893      $  37,726
                                                     =========       ========

5.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 1998 and 1999:
                                                        1998           1999

         Equipment                                  $      502      $     512
         Computer equipment                              4,218          4,067
         Furniture and fixtures                            442            507
         Leasehold improvements                            138            203
         Vehicles                                           27             27
                                                     ---------       --------
                                                         5,327          5,316
         Accumulated depreciation and amortization      (2,425)        (3,036)
                                                     ---------       --------
              Total                                 $    2,902      $   2,280
                                                     =========       ========

6.   CREDIT ARRANGEMENTS

     On February 27, 1998 Allstar entered into a credit agreement with a commercial finance company. The total credit available under the credit facility is $30,000, subject to borrowing base limitations which are generally computed as a percentage of various classes of eligible accounts receivable and qualifying inventory. Credit available under the facility for floor plan financing of inventory from approved manufacturers (the "Inventory Line") is $20,000. Available credit under the facility, net of Inventory Line advances, is $10,000, which is used by Allstar primarily to carry accounts receivable and for other working capital and general corporate purposes (the "Accounts Line"). Borrowings under the Accounts Line bear interest at the fluctuating prime rate minus 1.0% per annum. Under the Inventory Line interest accrues at prime rate, which for purposes of this agreement will not fall below 7.0%, plus 5.0% for outstanding balances over 40 days. At December 31, 1999, Allstar had $30,080 outstanding on the Inventory Line and Accounts Line, respectively, and was overdrawn on its available credit. A payment was made in January 2000 to comply with the borrowing base limitations.

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

     Allstar also maintains a $2,000 revolving credit line with another commercial finance company to floor plan inventory. This line of credit accrues interest at prime (but not less than 6.5%) plus 6% for all outstanding balances over 30 days. At December 31, 1999 Allstar had $1,952 credit available under this line of credit.

     The combined borrowing base under all credit arrangements was $30,462 at December 31, 1999. The weighted-average interest rate for borrowings under all credit arrangements in effect during 1997, 1998 and 1999 was 10.50%, 7.53%, and 7.13% respectively. Interest expense was $761, $441 and $969 for the years ended December 31, 1997, 1998 and 1999 respectively.

7.   INCOME TAXES

     The provision for income taxes for the years ended December 31, 1997, 1998 and 1999 consisted of the following:

                                                                       1997         1998         1999
                                                                       ----         ----         ----
     Current provision (benefit):
         Federal                                                  $   1,015     $   (166)     $   686
         State                                                          140            3
                                                                     ------       ------       ------
     Total current provision                                          1,155         (163)         686
     Deferred provision (benefit)                                       138         (219)
                                                                     ------       ------       ------
         Total provision (benefit) from continuing operations         1,293         (382)         686

     Total benefit from discontinued operations                        (167)        (159)        (505)
     Total benefit from loss on disposal                                                         (586)
                                                                     ------       ------       ------
         Total                                                    $   1,126     $   (541)     $  (405)
                                                                     ======       ======       ======

     The total provision for income taxes during the years ended December 31, 1997, 1998 and 1999 varied from the U.S. federal statutory rate due to the following:

                                                                       1997         1998         1999
                                                                       ----         ----         ----
Federal income tax at statutory rate                              $   1,176     $   (398)     $   665
Nondeductible expenses                                                   24           26           21
State income taxes                                                      140            3
Other                                                                   (47)         (13)
                                                                     ------       ------       ------
         Total provision (benefit) from continuing operations     $   1,293     $   (382)     $   686
                                                                     ======       ======       ======

     Net deferred tax assets computed at the statutory rate related to temporary differences at December 31, 1998 and December 31, 1999 were as follows:

                                                          1998            1999

      Net deferred tax assets:
         Accounts receivable                        $      242      $     172
         Closing and severance costs                        60             76
         Deferred service revenue                           62            (41)
         Inventory                                          67             43
         Net operating loss carryforwards                                 586
                                                     ---------       --------
              Total current deferred tax assets     $      431      $     836
                                                     =========       ========

     At December 31, 1999, Allstar had approximately $1,724 of net operating loss carry forwards that expire in 2014.

8.   ACCRUED EXPENSES

     Accrued liabilities consisted of the following as of December 31, 1998 and 1999:

                                                         1998           1999
                                                         ----           ----

     Sales tax payable                              $   2,253       $   1,530
     Accrued employee benefits,
       payroll and other related costs                  1,736           1,506
     Accrued interest                                      94               1
     Other                                              1,190             859
                                                       ------          ------
     Total                                          $   5,273       $   3,896
                                                     ========         =======

9.   FRANCHISE FEES

     Allstar entered into an agreement in August 1996 in which Allstar is required to purchase at least 80% of its computer products from Inacom Corp. if such are available within a reasonable period of time at reasonably competitive prices. The agreement expires on December 31, 2001 and automatically renews for successive one-year periods. A cancellation fee of $571 will be payable by Allstar in the event of non-renewal or early termination of the agreement by either party; however, Allstar does not anticipate termination to occur by either party prior to the initial termination date. Allstar is accruing this cancellation fee over the initial agreement period by an approximate $9 monthly charge to earnings. For the years December 31, 1997, 1998 and 1999, Allstar charged to expense $105, respectively, related to this agreement.

10.  SHAREHOLDERS' EQUITY

     In October 1996, Allstar completed a reincorporation in order to change its state of domicile to Delaware, to authorize 50,000,000 shares of $.01 par value common stock and to authorize 5,000,000 shares of $.01 par value preferred stock. During 1998 the shareholders of Allstar approved a reduction in the number of authorized shares of common stock from 50,000,000 to 15,000,000.

     Allstar's Board of Directors (the "Board") authorized the purchase of common stock of Allstar from time to time in the open market to be held in treasury for the purpose of, but not limited to, fulfilling any obligations arising under Allstar's stock option plans. At December 31, 1999, 381,800 shares were held in treasury under these authorizations.

     Allstar issued 14,286, 63,500 and 1,000 common shares of restricted stock in 1997, 1998 and 1999, respectively, and cancelled 14,500 and 62,086 common shares of restricted stock during 1998 and 1999, respectively. The restricted shares have par value of $0.01 per share. The remaining 2,200 shares, valued at $8, vest ratably at the end of each one year period over a five year period from the date of issuance.

     During 1997, Allstar issued warrants to purchase 176,750 common shares at $9.60 per share to underwriters in connection with a public offering of common stock. The warrants expire on July 7, 2002.

     During 1999, Allstar purchased 110,600 shares of treasury stock at a cost of $138,253.

11.  COMMITMENTS AND CONTINGENCIES

     Operating Leases - Allstar subleases office space from Allstar Equities, Inc. ("Equities"), which is wholly owned by the principal stockholder of Allstar. In 1999, Allstar renewed its office sublease with monthly rental payments of $32 in 1997, $33 in 1998 and $38 in 1999 plus certain operating expenses through December 1, 2004. Rental expense under this agreement amounted to approximately $378, $390 and $395 during years ended December 31, 1997, 1998 and 1999, respectively.

     Additionally, minimum annual rentals on other operating leases amount to approximately, $927 in 2000, $708 in 2001, $691 in 2002, $643 in 2003, $571 in
2004 and $514 in years thereafter. Amounts paid during the years ended December 31, 1997, 1998 and 1999 under such agreements totaled approximately $142, $509 and $766 respectively.

     Benefit Plans - Allstar maintains a group medical and hospitalization insurance program under which Allstar pays employees' covered health care costs. Any claims exceeding $30 per employee or a cumulative maximum of approximately $577 per year are insured by an outside insurance company. Allstar's claim and premium expense for this self-insurance program totaled approximately, $684, $581, and $521 for the years ended December 31, 1997, 1998, and 1999, respectively.

     Allstar maintains a 401(k) savings plan wherein Allstar matches a portion of the employee contribution. In addition, Allstar has a discretionary matching fund based on the net profitability of Allstar. All full-time employees who have completed 90 days of service with Allstar are eligible to participate in the plan. Declaration of the discretionary portion of the matching fund is the decision of the Board. Allstar has made no additional contributions to the plan for the years ended December 31, 1997, 1998, or 1999. Under the standard Allstar matching program, Allstar's match was $24, $45 and $64 for the years ended December 31, 1997, 1998 and 1999, respectively.

     Allstar is party to litigation and claims which management believes are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, Allstar believes the final outcome of such matters will not have a material adverse effect on its results of operations or financial position.

     On February 1, 2000, a competitor brought a suit against Allstar Systems, Inc, and its wholly owned subsidiary Stratasoft, Inc. in the United States District Court for the Northern District of Georgia. The plaintiff alleges infringement of certain patents owned by the competitor and is seeking unspecified monetary damages. The suit is in its early stages of discovery, and therefore Allstar is unable to determine the ultimate costs of this matter. Management of Allstar believes that this suit is without merit and intends to vigorously defend such action.

12.  STOCK OPTION PLANS

     Under the 1996 Incentive Stock Plan (the "Incentive Plan"') and the 1996 Non-Employee Director Stock Option Plan (the "Director Plan"). Allstar's Compensation Committee may grant up to 442,500 shares of common stock, which have been reserved for issuance to certain employees of Allstar. At December 31, 1999 21,268 shares were available for future grant under the Incentive Plan. The Incentive Plan provides for the granting of incentive awards in the form of stock options, restricted stock, phantom stock, stock bonuses and cash bonuses in accordance with the provisions of the plan. Additionally, no shares may be granted after the tenth anniversary of the Incentive Plan's adoption. Allstar has reserved for issuance, under the Director Plan, 100,000 shares of common stock, subject to certain antidilution adjustments of which 63,000 were available for future grants at December 31, 1999. The Director Plan provides for a one-time option by newly elected directors to purchase up to 5,000 common shares, after which each director is entitled to receive an option to purchase up to 2,000 common shares upon each date of re-election to Allstar's Board of Directors. Options granted under the Director Plan and the Incentive Plan have an exercise price equal to the fair market value on the date of grant and generally expire ten years after the grant date. During 1997, 1998 and 1999 Allstar granted options to purchase 20,000, 8,000 and 9,000 common shares to its directors, respectively, which vest immediately, and 180,300, 129,850 and 216,872 common shares to its employees, respectively, which vest over five years. Employees effected by the sale of the Telecom division (See Note 3) and the proposed sale of the Computer Products division (See Note16) will generally become vested in stock options held at the transaction close or two years from the date of grant.

The plan's activity is summarized below:

                                               1997                    1998                     1999
                                               ----                    ----                     ----
                                                  Weighted                 Weighted                 Weighted
                                                   Average                 Average                  Average
                                                  Exercise                 Exercise                 Exercise
                                        Shares      Price       Shares      Price        Shares      Price
Options outstanding at January 1        200,300   $   5.17      200,300   $   5.17      268,350    $   1.63
Granted during the year                                         137,850       3.13      225,872        1.15
Exercised during the year
Options canceled for repricing                                 (260,350)      4.25
Option granted at new price                                     260,350       1.50
Canceled during the year                                        (69,800)      4.50      (35,990)       1.45
                                                               --------    -------     --------     -------

Options outstanding at December 31      200,300   $   5.17      268,350   $   1.63      458,232    $   1.41
                                        =======     ======      =======     ======      =======     =======
Options exercisable at December 31       20,000   $   5.17       56,940   $   1.63      196,072    $   1.41
                                        =======     ======      =======     ======      =======     =======
Options outstanding price range         $4.625 to $6.00.        $1.5 to $6.00           $1.06 to $1.75
Weighted Average fair value of          $1.61                   $3.16                   $1.07
options granted during the year
Options weighted-average
remaining life                          9.7 Years               9.83 Years              9.87 Years

     Allstar applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for options granted under the Plans. Accordingly, no compensation expense has been recognized. Had compensation expense been recognized based on the Black-Scholes option pricing model value at the grant date for awards consistent with SFAS No. 123, Allstar's net income (loss) and earnings per share would have been reduced to the pro forma amounts shown below. For purposes of estimating the fair value disclosures below, the fair value of each stock option has been estimated on the grant date or the grant repricing date with a Black-Scholes option pricing model using the following weighted-average assumptions; dividend yield of 0%; expected volatility of 179% to 126%; risk-free interest rate of 6.0% to 6.5%; and expected lives of eight years from the original date of the stock option grants. The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net income (loss) for future years.

                                          1997          1998          1999
                                          ----          ----          ----
Net Income (loss):
         As reported                  $   1,844     $  (1,098)    $    (845)
         Pro forma                    $   1,815     $  (1,180)    $    (923)

Earnings per share (Basic)
         As reported                  $    0.52     $   (0.25)    $   (0.20)
         Pro forma                    $    0.52     $   (0.27)    $   (0.22)

Earnings per share (Diluted)
         As reported                  $    0.52     $   (0.25)    $   (0.20)
         Pro forma                    $    0.51     $   (0.27)    $   (0.22)

13.  EARNINGS PER SHARE

     The computations of basic and diluted earnings per share for each year were as follows:

                                          1997          1998          1999
                          (Amounts in thousands except share and per share data)
Numerator:

     Net income (loss) fro
       continuing operations          $   2,167     $   (788)     $  (1,274)

     Discontinued operations:
          Net loss from discontinued
            operations, net of taxes       (323)         (310)         (981)

     Loss on disposal, net of taxes                                  (1,138)
                                       --------      --------      --------
Net income (loss)                     $   1,844     $ (1,098)     $    (845)
                                       ========       =======      ========

Denominator:

     Denominator for basic earnings
       per share - weighted-average
       shares outstanding             3,519,821     4,345,883     4,168,140

Effect of dilutive securities:

     Shares issuable from assumed
       conversion of common stock
       options, warrants and
       restricted stock                   6,966                      57,786
                                       --------      --------      --------

Denominator for diluted earnings
  per share                           3,526,787     4,345,883     4,225,926
                                      =========     =========     =========

Net income (loss) per share:

Basic:

Net income (loss) from continuing
  operations                          $    0.62     $   (0.18)    $    0.31
Net loss from discontinued operations     (0.10)        (0.07)        (0.24)
Loss on disposal                                                      (0.27)
                                       --------      --------      --------
Net loss per share                    $    0.52     $   (0.25)    $   (0.20)
                                       ========      ========      ========

Diluted:

Net income (loss) from continuing
  operations                          $    0.62     $   (0.18)    $    0.30
Net loss from discontinued operations     (0.10)        (0.07)        (0.23)
Loss on disposal                                                      (0.27)
                                       --------      --------      --------
Net loss per share                    $   (0.52)    $   (0.25)    $   (0.20)
                                       ========      ========      ========

The potentially dilutive options were not used in the calculation of diluted earnings per share for the year ended December 31, 1998 since the effect of potentially dilutive securities in computing a loss per share is antidilutive.

There were warrants to purchase, 176,750 shares of common stock for 1997, 1998 and 1999, respectively, which were not included in computing the effect of dilutive securities because the inclusion would have been antidilutive.

There were 200,300, 8,000 and 37,600 options to purchase common stock for 1997, 1998 and 1999, respectively, which were not included in computing the effect of dilutive securities because the inclusion would have been antidilutive.

14.  SEGMENT INFORMATION

     Allstar has three reportable segments: (1) IT Services, (2) CTI Software and (3) Computer Products. IT Services includes various services relating to computer products and management information systems. CTI Software includes software products that facilitate telephony and computer integration primarily for telemarketing and call center applications. Computer Products includes sales of a wide variety of computer hardware and software products. As discussed in
Note 3, the Company's Telecom Systems business segment is reported as a discontinued operation. Accordingly, all years prior to the disposal date are not presented below. Subsequent to the disposal of Telecom Systems, the Company reevaluated its assessment of reporting segments. The components previously reported as the Information Technology segment have been reflected as the reportable segments captioned IT Services and Computer Products for the years ended December 31, 1997, 1998 and 1999. The accounting policies of the business segments are the same as those described in Note 1. Allstar evaluates performance of each segment based on operating income. Management only views accounts receivable, and not total assets, by segment in their decision making. Intersegment sales and transfers are not significant.


For the year ended December 31, 1999:
                                          IT        CTI   Computer
                                       Services  Software Products Consolidated

Revenue                               $ 14,857  $  4,318  $182,642   $201,817
Cost of goods sold                      10,472     2,126   166,428    179,026
                                       -------   -------   -------    -------
Gross profit                             4,385     2,192    16,214     22,791
Selling, general and
  administrative expense                 4,711     1,960    13,512     20,183
                                       -------   -------   -------    -------
Operating income (loss)               $   (326) $    232  $  2,702   $  2,608
                                       =======   =======   =======    =======

Accounts receivable                   $  2,593  $    689  $ 34,444   $ 37,726
                                       =======   =======   =======    =======

For the year ended December 31, 1998:
                                          IT        CTI   Computer
                                       Services  Software Products Consolidated

Revenue                               $ 13,183  $  3,095  $143,396   $159,674
Cost of goods sold                       8,975     1,603   129,288    139,866
                                       -------   -------   -------    -------
Gross profit                             4,208     1,492    14,108     19,808
Selling, general and
  administrative expense                 5,238     1,873    13,548     20,659
                                       -------   -------   -------    -------
Operating income (loss)               $ (1,030) $   (381) $    560   $   (851)
                                       =======   =======   =======    =======

For the year ended December 31, 1997:
                                          IT        CTI   Computer
                                       Services  Software Products Consolidated

Revenue                               $ 10,240  $  2,145  $111,379   $123,764
Cost of goods sold                       6,211     1,223    99,701    107,135
                                       -------   -------   -------    -------
Gross profit                             4,029       922    11,678     16,629
Selling, general and
  administrative expense                 4,005     1,096     7,426     12,527
                                       -------   -------   -------    -------
Operating income (loss)               $     24  $   (174) $  4,252   $  4,102
                                       =======   =======   =======    =======

15.  RELATED-PARTY TRANSACTIONS

     Allstar has from time to time made payments on behalf of Equities and Allstar's principal stockholders for taxes, property and equipment. Allstar and its principal stockholder entered into a $173 promissory note to repay these advances. The note amortizes in equal annual installments of principal and interest through 2001. This note bears interest at 9% per year. Also Allstar and Equities entered into a promissory note whereby Equities would repay $387 of amounts advanced in monthly installments of $7, including interest, through November 1998 with a final payment of $275 due on December 1, 1998. This note bears interest at 9% per year. Effective December 1, 1998 this note was extended for a period of one year, with interest and principal becoming due on December 1, 1999. On December 1, 1999 a note payable from Equities was signed for $335,551 for 60 monthly payments of $6,965. The note bears interest at 9%. Equities made twelve payments in advance and at December 31, 1999 the Company's receivables from Equities amounted to approximately $227,663. The principal amounts as of December 31, 1997 and December 31, 1998 were classified as Accounts receivable - affiliates based on the expectation of repayment within one year. At December 31, 1997 and December 31, 1998, Allstar's receivables from these affiliates amounted to approximately $434 and $373, respectively.


16.   SUBSEQUENT EVENTS

     On March 16, 2000 Allstar entered into an agreement to sell certain assets of and the ongoing operations of its Computer Products division. The sale transaction is expected to close on or before May 31, 2000 after shareholder and other required consents are obtained. The terms of this agreement include cash consideration of $14.25 million plus a cash payment related to the purchase of certain inventory and equipment, which is to be determined at closing.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     NONE


PART III

Items 10.  Directors and Executive Officers

Directors

James H. Long - Director, April 1983 to present.

     James H. Long, age 41, is the founder of the Company and has served as Chairman of the Board, Chief Executive Officer and President since the Company's inception in 1983. Prior to founding the Company, Mr. Long served with the United States Navy in a technical position and was then employed by IBM in a technical position.

Donald R. Chadwick - Director, September 12, 1996 to present.

     Donald R. Chadwick, age 56, has served as Secretary since February, 1992 and served as the Chief Financial Officer of the Company from February 1992 until December, 1999. As Chief Financial Officer, his duties included supervision of finance, accounting and controller functions within the Company.

Richard D. Darrell - Director, July 29, 1997 to present.

     Richard D. Darrell, age 44, has been President of American Technology Acquisition Corporation, a company specializing in mergers, acquisitions, and divestitures of technology related companies since 1995. Prior to that, Mr. Darrell served as President and Chief Executive Officer of Direct Computer Corporation, a computer reseller and distribution company based in Dallas, Texas.

Jack M. Johnson, Jr. - Director, July 29, 1997 to present.

     Jack M. Johnson, Jr., age 60, has been Managing General Partner of Winterman & Company, a general partnership that owns approximately 25,000 acres of real estate in Texas, which is used in farming, ranching, and oil and gas exploration activities, since 1996. Mr. Johnson is also President of Winco Agriproducts, an agricultural products company that primarily processes rice for seed and commercial sale. Mr. Johnson was previously the Chairman of the Board of the Lower Colorado River Authority, the sixth largest electrical utility in Texas, with approximately 1,700 employees and an annual budget of over $400 million. Mr. Johnson was previously Chairman of North Houston Bank, a commercial bank with assets of approximately $75 million. Mr. Johnson currently serves on the board of directors of Houston National Bank, a commercial bank located in Houston, Texas with assets of approximately $100 million; Security State Bank, a commercial bank in Anahuac, Texas with assets of approximately $60 million and Team, Inc. a publicly traded company which provides environmental services for industrial operations.

Mark T. Hilz - Director, June 24, 1999 to present.

     Mark T. Hilz, age 40, has served as Chief Executive Officer of Nichecast, Inc., a privately held internet services company. From 1990 to 1998, Mr. Hilz was founder, President and Chief Executive Officer of PC Service Source, Inc., a publicly-held distributor of personal computer hardware for repair industry.

Board and Committee Activity, Structure and Compensation

     During 1999 the board of directors held four meetings. Each director attended at least 75% of the meetings held during 1999 by the Board and all of the meetings of committees on which he served.

     The Board of Directors has two standing committees, an Audit Committee and a Compensation Committee.

     Audit Committee. The Audit Committee is currently composed of Messrs. Darrell and Johnson. During 1999, the Audit committee met twice. The functions of the Audit Committee include:

     1. Reviewing the accounting principles and practices employed by the Company;

     2. Meeting with Company's independent auditors to review their report on their examination of the Company's accounts, their comments on the integral controls of the Company and the actions taken by management in response to such comments; and

     3. Recommending annually to the Board of Directors the appointment of the Company's auditors.

     Compensation Committee. The Compensation Committee is currently composed of Messrs. Hilz and Darrell. In November 1998, the Compensation Committee met on matters dealing 1999. The functions of the Compensation Committee include:

     1. Reviewing and making recommendations regarding the compensation of the Company's officers; and

     2. Administrating and making awards under the Company's compensation plans.

     Each director who is not an employee of the Company is paid $1,000 for each Board meeting attended and $500 for each committee meeting attended plus reasonable out-of-pocket expenses incurred to attend Board or committee meetings. In addition, each non-employee director is entitled to receive stock options pursuant to the Company's Non-Employee Director Stock Option Plan (the "Director Plan"). Upon his first election to the Board each such director receives options to purchase 5,000 shares and upon each time a director is reelected such director receives options to purchase 2,000 shares of common stock. All options granted vest immediately. All options granted under the Director Plan will have an exercise price equal to the fair market value of a share of Common Stock on the date of grant and will expire ten years after the date of grant (subject to earlier termination under the Director Plan. Options granted under the Director Plan are subject to early termination on the occurrence of certain events, including termination of service on the Board, other than by death. During 1999, options to acquire 9,000 shares of Common Stock were granted under the Director Plan.

Executive Officers

     The executive officers of the Company serve until resignation or removal by the Board of Directors. Set forth below is certain information about the Company's Executive Officers, other than James H. Long and Donald R. Chadwick.

Frank Cano - President, Computer Products Division, September 1997 to present.

     Frank Cano, age 35, became the President of Information Technology Division for the Company in September 1997 and was responsible for the management of the Computer Products Division. In January 1999, Mr. Cano became President of the Information Technology Division which includes the Computer Products and IT Services division. Prior to that Mr. Cano was Senior Vice President, Branch Operations from July 1996 to September 1997, and was responsible for the general management of the Company's branch offices. From June 1992 to June 1996, Mr. Cano was the Branch Manager of the Company's Dallas-Fort Worth office.

Thomas N. McCulley - Vice President, Information Systems, September 1996 to present.

     Thomas N. McCulley, age 53, has been the Vice President, Information Systems for the Company since July 1996. From January 1992 to June 1996, Mr. McCulley served as the Information Services Director for the Company. He has responsibility for management and supervision of the Company's Management Information Systems.

William R. Hennessy - President, Stratasoft, Inc., September 1996 to present.

     William R. Hennessy, age 40, has served as the President of Stratasoft, Inc., the Company's wholly owned subsidiary that was formed in 1995 to develop and market CTI Software, since joining the Company in January 1996. Mr. Hennessy's responsibilities include the general management of Stratasoft, Inc. From July 1991 to January 1996, Mr. Hennessy was employed by Inter-Tel, Incorporated, a telephone systems manufacturer and sales and service company, where he served as the Director of MIS and the Director of Voice and Data Integration for the central region.

Family Relationships

     James H. Long and Frank Cano are brothers-in-law. There are no other family relationships among any of the directors and executive officers of the Company.

Item 11. Executive Compensation

Summary Compensation Table. The following table reflects compensation for services to the Company for the years ended December 31, 1999, 1998 and 1997 of
(i) the Chief Executive Officer of the Company and (ii) the three most highly compensated executive officers of the Company who were serving as executive officers at the end of 1999 and whose total annual salary and bonus exceeded $100,000 in 1999 (the "Name Executive Officers").



                         Annual Compensation                             Long Term Compensation
---------------------------------------------------------------------- --------------------------
                                                                                Awards
                                                                       --------------------------
   Name and Principal     Year     Salary      Bonus    Other Annual   Restricted    Number of
                                                        Compensation     Stock       Securities
                                                             (1)         Awards      Underlying
                                                                                      Options
                                                                                      (8)(10)
        Position

James H. Long (2)         1999     $150,000
Chief Executive           1998      150,000    $80,200                                   2,400
Officer                   1997      150,000

Donald R. Chadwick
(3)(5)(9)                 1999      110,000                                             63,572
Chief Financial           1998      108,853                             $15,000          2,400
Officer                   1997       98,458      1,500                   85,716         13,000

Frank Cano (4)(5)(6)      1999      100,000        564                                  20,000
President, Information    1998       96,875     13,051     $10,000       15,000          5,600
Technology                1997       78,125     22,297                                  16,000

William R. Hennessy       1999       85,000     55,856                                  10,000
President Stratasoft,     1998       84,637      3,000                    7,500
Inc. (7)                  1997       81,400     73,880                                   8,000

     (1) Amounts exclude the value of perquisites and personal benefits because the aggregate amount thereof did not exceed the lesser of $50,000 or 10% of the Named Executive Officer's total annual salary and bonus.
     (2)  Company has made  personal  loans to Mr.  Long from time to time.  See
          Item 13. Certain Relationships and Related Transactions "Certain Transactions."
     (3) During the year ended December 31, 1999, Mr. Chadwick received 48,572 stock options in exchange for 24,286 shares of restricted stock. The options have an exercise price of $1.06.
     (4) During the year ended December 31, 1999, Mr. Cano received 20,000 stock options in exchange for 10,000 shares of restricted stock. The options have an exercise price of $1.06.
     (5)  Includes   $1,500  as   consideration   for  execution  of  employment
          agreements.
     (6) Includes compensation based upon attainment of certain performance goals.
     (7)  Includes compensation based upon gross profit realized.
     (8) Number of securities underlying options shown for 1998 includes options originally issued in 1997 and repriced during 1998 and options newly issued in 1998.
     (9) Retired as Chief Financial Officer effective December 31, 1999. Retains position as Secretary.
     (10) The number of securities underlying options shown for 1999 includes options received in exchange for restricted stock originally issued in 1997 and 1998.

Stock Options

     Under the Company's 1996 Incentive Stock Option Plan (the "Incentive Stock Option Plan") options to purchase shares of the Common Stock may be granted to executive officers and other employees. As of December 31, 1999, 438,232 shares were reserved for issuance upon exercise of outstanding options and 4,268 were reserved and remained available for future grants pursuant to the Incentive Stock Option Plan. During 1999, options to purchase 93,572 shares of Common Stock were granted to the Named Executive Officers under the Incentive Stock Option Plan including 78,572 options which were granted at an exercise price of $1.06 in exchange for 39,286 shares of restricted stock.

     Options   Granted  in  Last  Fiscal  Year.  The  following  table  provides information concerning stock options granted to the Named Executive Officers during the year ended December 31, 1999.

                          Number of   Percent of   Exercise   Expiration    Potential       Potential
                          Shares of     Total      or Base       Date      Realizable       Realizable
                            Common     Options     Price                    Value at         Value at
                            Stock     Granted to   ($/share)             Assumed Annual      Assumed
                          Underlying  Employees                           Rate of Stock    Annual Rate
                           Options    in Fiscal                               Price          of Stock
                           Granted       Year                             Appreciations       Price
                                                                           for Option     Appreciations
                                                                           Term 5% (1)      for Option
                                                                                           Term 10% (1)
Donald R. Chadwick         63,572       35.9%        1.06     4/01/09       $ 24,544        $54,236
Frank Cano                 20,000        8.6%        1.06     4/01/09       $  5,874        $12,979
William R. Hennessy        10,000        4.3%        1.06     4/01/09       $  2,937        $ 6,490

(1) Actual gains, if any, on stock option exercises are dependent on future performance of the Common Stock. No appreciation in the price of the Common Stock will result in no gain.

Aggregated Option Exercises and Year-End Option Values
                                                        Number of Securities         Value of Unexercised
                            Shares       Value        Underlying Unexercised             In-the money
                           Acquired    Realized             Options at                    Options at
                          on Exercise                    December 31, 1999           December 31, 1999
                                                   Exercisable   Unexercisable   Exercisable  Unexerciable
James H. Long                 0           0         2,400               480      $   514       $ 2,056
Donald R. Chadwick            0           0        64,686                 0      $69,266             0
Frank Cano                    0           0        11,520            30,080      $12,336       $32,210
William R. Hennessy           0           0         5,200            12,800      $ 5,568       $13,706

The Named Executive Officers held 126,686 options that were exercisable at December 31, 1999, none were exercised during 1999 and there were 93,572 in-the-money unexercised options at December 31, 1999.

Compensation Committee Report

     The compensation committee of the Board of Directors (the "Committee") has furnished the following report on executive compensation for the fiscal 1999:

         The Committee met on November 2, 1998. The compensation of executive officers during 1999 was continued under compensation arrangements existing prior to the formation of the Committee except that equity based compensation would be enhanced to further align the interests of the officers of the Company with those of the stockholders. Those compensation arrangements are described below:

     Base compensation for the executive officers of the company is intended to afford a reasonable payment for the services rendered to the Company and the responsibilities assumed by the executive officer relative to the expected performance of the areas managed by the officers. With the exception of the Chief Executive Officer and Chief Financial officer, bonuses, which are generally paid monthly, and stock- based awards are contingent upon attaining or exceeding predetermined financial performance goals established at the beginning of each fiscal year. The Chief Executive Officer and Chief Financial Officer may receive bonuses or stock rewards based on the overall performance of the Company's as well as the Committee's subjective evaluation of their performance. Mr. Long, the Company's Chief Executive Officer, received his base salary for the fiscal year ended December 31, 1999. The amount of such compensation was determined by the terms of his employment contract with the Company. A bonus in the amount of $80,200 was granted to Mr. Long in 1999 as compensation for the year ended December 31, 1998.

     The stock options issued to officers in 1999 were issued in exchange for shares of restricted Common Stock relative to the Company's 1998 performance. During the 1998 the Board, as a whole, determined that due to the significant decline in the price of the Common Stock the options issued in 1997 and 1998 no longer provided an incentive to management and other key employees of the Company due to the decrease in the value of the Company's Common Stock. It was further determined that the loss of key management and /or its technical personnel would not be conducive to regaining a higher value for its stockholders.

     The Committee will be reformed after the annual meeting of the stockholders with all non-employee directors as members of the Committee. The Committee intends to meet during 1999 and review established policies with respect to executive officer compensation.

                           THE COMPENSATION COMMITTEE
                               Richard D. Darrell
                                  Mark T. Hilz
                              Jack M. Johnson, Jr.

Employment Agreements

     Each of the Named Executive Officers of the Company has entered into an employment agreement (collectively, the "Executive Employment Agreements") with the Company. Under the terms of their respective agreements, Messrs. Long, Chadwick, Cano and Hennessy are entitled to an annual base salary of $150,000, $101,000, $100,000 and $85,000, respectively, plus other bonuses, the amounts and payment of which are within the discretion of the Compensation Committee. The Executive Employment Agreements may be terminated by the Company or by the executive officer at any time by giving proper notice. The Executive Employment Agreements generally provide that the executive officer will not, for the term of his employment and for the period ranging from twelve to eighteen months following the end of such Named Executive Officer's employment with the Company, solicit any of the Company's employees or customers or otherwise interfere with the business of the Company.

Item 12. Security Ownership

Security Ownership of Management

     The following table sets forth, as of March 22, 1999 the number of shares of Common Stock owned by each Director, nominee as a Director, each Named Executive Officer, as defined in "Executive Compensation," and all Directors and Executive Officers as a group.

Title of Class  Name of                     Amount and Nature of    Percent
                Beneficial Owner            Beneficial Owner (1)    of Class

Common Stock    James H. Long                    2,051,000          50.5%
Common Stock    Donald R. Chadwick                 105,503    (2)    2.6%
Common Stock    Frank Cano                          11,820    (3)       *
Common Stock    William R. Hennessey                 5,200    (4)       *
Common Stock    All officers and directors       2,179,503          53.5%

     (1) Beneficial owner of a security includes any person who shares voting or investment power with respect to or has the right to acquire beneficial ownership of such security within 60 days.

     (2) Includes 64,686 shares which may be acquired upon exercise of currently exercisable options and 517 shares owned by his spouse for which Mr. Chadwick disclaims beneficial ownership and 300 shares owned by his minor children for which Mr. Chadwick disclaims beneficial ownership.

     (3) Includes 11,520 shares which may be acquired upon exercise of currently exercisable options and 300 shares owned by Mr. Cano's spouse for which Mr. Cano disclaims beneficial ownership.

     (4) Includes 5,200 shares which may be acquired upon exercise of currently exercisable options.

     Security Ownership of Certain Beneficial Owners

Title of Class  Name and Address of         Amount and Nature of      Percent
                Beneficial Owner            Beneficial Owner          Of Class

  Common Stock  Jack B. Corey                           267,500        6.6%
                37102 FM 149, P.O. Box 525
                Pinehurst, TX 77362

Item 13. Certain Relationships and Related Transactions

Certain Transactions

     The Company has from time to time made payments on behalf of Allstar Equities, Inc. a Texas corporation ("Equities"), which is wholly-owned by James
H. Long, the Company's President and Chief Executive Officer, and on behalf of Mr. Long, personally for taxes, property and equipment. Effective on December 1, 1999 a note payable by Equities was signed for $335,551 for 60 monthly installments of $6965. The note bears interest at 9% per year. At December 31, 1999, the Company's receivables from Equities amounted to approximately $277,663.

     The Company leases office space from Equities. In 1998, the Company extended and existing office sublease through December 13,1998. Thereafter, and until December 1, 1999, the Company occupied the space on a month-to-month basis. On December 1, 1999 Equities purchased the building and executed a direct lease with the Company with an expiration date of December 31, 2004. The new lease has rental rates of $37,692 per month and Equities has prepaid interest of $27,941.

     In August 1996, the Company retained an independent real estate consulting firm to conduct a survey of rental rates for facilities in Houston, Texas that are compatible to its Houston headquarters facility. Based upon this survey, and additional consultations with representatives of the real estate consulting firm, the Company believes that the rental rate and other terms of the Company's sublease from Allstar equities are at least as favorable as those that could be obtained in an arms-length transaction with an unaffiliated third party.

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

10.25 Lease  Agreement  dated June 24,  1992,  by and  between  James J.        Exhibit 10.25 to Form
      Laney, et al. As lessors,  and Technicomp  Corporation  and               S-1 filed Aug. 8, 1996
      Allstar Services as lessees.

10.26 Agreement for Wholesale Financing, Business Financing Agreement           Form 10-K filed Mar.
      and related agreements and correspondence by and between DFS Financia     31, 1998
      Services and Allstar Systems, Inc., dated February 27, 1998

10.27 Sublease Agreement by and between X.O. Spec Corporation and               Form 10-K filed Mar.
      Allstar Systems, Inc. dated May 12, 1997                                  31, 1998

10.28 Lease Agreement dated May 14, 1998 by and between University Hill Plaza   Form 10-K filed April
      and Allstar Systems Rio Grande, Inc.                                      12, 1999

10.29 Lease Agreement dated March 4, 1998 by and between The Rugby              Form 10-K filed April
      Group, Inc., and Allstar Systems, Inc.                                    12, 1999

10.30 Sublease Extention Agreement dated December 31, 1998 by and between       Form 10-K filed April
      Allstar Equities, Inc. and Allstar Systems, Inc.                          12, 1999



10.31 Amendment to Lease Agreement dated June 24, 1992, by and between          Form 10-K filed April
      James J. Laney, et al. As lessors, and Technicomp Corporation and         12, 1999
      Allstar Services as lessees.

10.32 Lease Agreement by and between Allstar Equities, Inc. and Allstar         Form 10-K filed March
      Systems, Inc.                                                             28, 2000

10.33 Asset Purchase Agreement Between Amherst Computer Products                Exhibit 2.1 to Form
      Southwest, L.P., Amherst Technologies, L.L.C. and Allstar                 8-K filed March 22,
      Systems, Inc. dated March 16, 2000                                        2000

10.34 Voting and Support Agreement between Amherst Computer Products            Exhibit 99.1 to Form
      Southwest, L.P. and Allstar Systems, Inc., dated March 16, 2000           8-K filed March 22,
                                                                                2000
10.35 Promissory Note between James H. Long and Allstar Systems, Inc.           Form 10-K filed March
      dated December 1, 1999                                                    28, 2000

21.1  List of Subsidiaries of the Company.                                      Form 10-K filed Mar.
                                                                                28, 2000

23.1  Independent Auditors' Consent of Deloitte & Touche LLP,.                  Form 10-K filed Mar.
                                                                                28, 2000

27.1  Financial Data Schedule.                                                  Form 10-K filed Mar.
                                                                                28, 2000

99.1  Schedule II Valuation and Qualifying Accounts                             Form 10-K filed Mar.
                                                                                28, 2000

b No Form 8-K has been filed in the last quarter of the fiscal year covered by this report

                                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, March 22, 1999.

                              Allstar Systems, Inc.
                                  (Registrant)

                              By:           /s/ James H. Long
                              James H Long, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                        Capacity

         /s/ James H. Long          Chief Executive Officer, President and
                                      Chairman of the Board, (Principal
                                      Financial and Accounting Officer)

         /s/ Donald R. Chadwick     Secretary and Director


         /s/ Mark T. Hilz           Director


         /s/ Richard D. Darrell     Director


         /s/ Jack M. Johnson        Director