Form 10-Q
period 2000-03-31
ALLSTAR SYSTEMS INC
filed 2000-05-22
CIK 1020017

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 NOT APPLICABLE
(Former name, former address, and former fiscal year,if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No[_]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes [_]   No[_]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Title                                       Outstanding
-------------------------------------            -----------------------------
Common Stock $.01 par value per share            As of May 19, 2000
                                                 4,050,525 shares outstanding

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and par value amounts)

                                                       MARCH 31,    DECEMBER 31,
                                                         2000           1999
                                                       --------       --------
                                                              (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents ....................     $  4,045       $  4,647
    Accounts receivable, net .....................       26,764         37,726
    Accounts receivable - affiliates .............          420            423
    Inventory ....................................        4,995          7,442
    Deferred taxes ...............................          723            836
    Sale Proceeds Receivable .....................       14,250
    Other current assets .........................          346            384
                                                       --------       --------
        Total current assets .....................       51,543         51,458
Property and equipment ...........................        1,879          2,280
Other assets .....................................          174            178
                                                       --------       --------
Total ............................................     $ 53,596       $ 53,916
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable ................................     $ 12,869       $ 15,869
    Accounts payable .............................       15,004         21,687
    Accrued expenses .............................        3,555          3,896
    Net liabilities related to
      discontinued operations ....................        2,239            199
    Income taxes payable .........................        2,574
    Deferred service revenue .....................          128            240
                                                       --------       --------
        Total current liabilities ................       36,369         41,891
    Deferred credit - stock warrants .............          195            195

Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value,
      5,000,000 shares authorized,
      no shares issued
    Common stock:
        $.01 par value, 15,000,000
          shares authorized, 4,442,325
          and 4,442,325 shares issued at
          March 31, 2000 and December 31, 1999 ...           44             44
    Additional paid in capital ...................       10,037         10,037
    Unearned equity compensation .................           (1)            (1)
    Treasury stock (391,800  and 381,800
      shares, at cost) at March 31, 2000
      and December 31, 1999 ......................         (986)          (972)
    Retained earnings ............................        7,938          2,722
                                                       --------       --------
        Total stockholders' equity ...............       17,032         11,830
                                                       --------       --------
Total ............................................     $ 53,596       $ 53,916
                                                       ========       ========

                 See notes to consolidated financial statements

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                 ---------------------------------
                                                                    2000                  1999
                                                                 -----------           -----------
Total revenue ..............................................     $     5,984           $     4,318
Cost of sales and services .................................           3,599                 2,862
                                                                 -----------           -----------
Gross profit ...............................................           2,385                 1,456
Selling, general and administrative expenses ...............           2,309                 1,633
                                                                 -----------           -----------
Operating income (loss) ....................................              76                  (177)
Interest expense, net of other income ......................              15                    17
                                                                 -----------           -----------
Income (loss) from continuing operations before
    provision (benefit) for income taxes ...................              61                  (194)
Provision (benefit)  for income taxes ......................              19                   (58)
                                                                 -----------           -----------
Net income (loss) from continuing operations ...............              42                  (136)
Discontinued Operations:
    Net income from discontinued operations, net of taxes ..             302                    82
    Gain on disposal, net of taxes .........................           4,872
                                                                 -----------           -----------
Net income (loss) ..........................................     $     5,216           $       (54)
                                                                 ===========           ===========

Net income (loss) per share:
    Basic:
        Net income (loss) from continuing operations .......     $      0.01           $     (0.03)
        Net income on discontinued operations ..............            0.08                  0.02
        Gain on disposal, net of taxes .....................            1.20
                                                                 -----------           -----------
           Net income (loss) per share .....................     $      1.29           $     (0.01)
                                                                 ===========           ===========

    Diluted:
        Net income (loss)  from continuing operations ......     $      0.01           $     (0.03)
        Net income on discontinued operations ..............            0.07                  0.02
        Gain on disposal, net of taxes .....................            1.14
                                                                 -----------           -----------
        Net income (loss) per share ........................     $      1.22           $     (0.01)
                                                                 ===========           ===========

Weighted average shares outstanding:

        Basic ..............................................       4,048,964             4,168,925
                                                                 ===========           ===========
        Diluted ............................................       4,287,201             4,168,925
                                                                 ===========           ===========

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                     2000                 1999
                                                                   -------              -------
Net income (loss) from continuing operations.................      $    42              $  (136)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization ...........................          103                  265
    Deferred tax provision ..................................          113
Changes in assets and liabilities that provided (used) cash:

    Accounts receivable, net ................................        9,066                2,613
    Accounts receivable - affiliates ........................           (1)                (122)
    Inventory ...............................................          162                  992
    Other current assets ....................................          (18)                  10
    Other assets ............................................            4
    Accounts payable ........................................       (6,683)              (2,010)
    Accrued expenses ........................................         (341)                 471
    Income taxes payable ....................................           19
    Deferred service revenue ................................         (112)                 (65)
                                                                   -------              -------

Net cash provided by continuing operating activities ........        2,354                2,018
Net operating activities from discontinued activities .......          116                   82
                                                                   -------              -------
        Net cash provided by operating activities ...........        2,470                2,100

Cash flows from investing activities:

    Capital expenditures ....................................          (58)                (226)
                                                                   -------              -------

        Net cash used in investing activities: ..............          (58)                (226)
                                                                   -------              -------

Cash flows from financing activities:

    Purchase of treasury stock ..............................          (14)
    Net decrease in notes payable ...........................       (3,000)                (792)
                                                                   -------              -------

        Net cash (used in) financing activities: ............       (3,014)                (792)
                                                                   -------              -------

Net increase (decrease) in cash and cash
    Equivalents .............................................         (602)               1,082
Cash and cash equivalents at beginning of period ............        4,647                2,538
                                                                   -------              -------
Cash and cash equivalents at end of period ..................      $ 4,045              $ 3,620
                                                                   =======              =======
Supplemental disclosures of cash flow information:
    Cash paid for interest ..................................      $   261              $   254
                                                                   =======              =======
    Cash paid for taxes .....................................      $     0              $     0
                                                                   =======              =======

                 See notes to consolidated financial statements

                     ALLSTAR SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Allstar Systems, Inc. and subsidiaries ("Allstar") is engaged in the sale and service of computer and telecommunication software products in the United States. During 1995 Allstar formed and incorporated Stratasoft, Inc., a wholly owned subsidiary, to create and market software related to the integration of computer and telephone technologies. In January 1997, Allstar formed IT Staffing Inc., a wholly owned subsidiary, to provide temporary and permanent placement services of technical personnel. In March 1998, Allstar formed Allstar Systems Rio Grande, Inc., a wholly owned subsidiary, to engage in the sale and service of computer products in western Texas and New Mexico.

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

    The condensed consolidated financial statements presented herein as of and for the three months ended March 31, 2000 are unaudited; however, all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, recurring nature. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet at December 31, 1999 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. Although management believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission.

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

    ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities- ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management is evaluating what impact the pronouncement might have, if any, and additional adjustment or disclosures may be required when this statement is implemented.

2.  DISCONTINUED OPERATIONS

    On March 16, 2000 Allstar entered into an agreement to sell certain assets of and the ongoing operations of its Computer Products division. The sale transaction closed on May 19, 2000 after stockholder approval was obtained and other required conditions of closing were satisfied. Under the terms of the agreement, Allstar received a cash purchase price at closing of approximately $16,440, including $1,600 attributable to inventory and $279 attributable to equipment, plus the contingent right to receive up to $500 in proceeds from an escrow account established to satisfy the Company's liability for any breaches of the Company's representations and warranties under the agreement. The cash purchase price is subject to certain post-closing adjustment which, management estimates will result in a credit to the purchaser of approximately $350. Pretax income from the discontinued operations of the Computer Products Division (net of taxes of $156) was $302 for the quarter ended March 31, 2000 and (net of taxes of $58) $112 for the same quarter of 1999. A gain on disposal of $5,091 (net of taxes of $2,625) which included an estimated loss of $604 (net of taxes of $ 311) for the operating results from the measurement date, March 16, 2000 to the closing date of the sale, as well as a loss on the equipment sold of $352 (net of taxes of $181) and estimates for the impairment of assets caused by the disposal decision of $2,593 (net of taxes of $1,336) were recognized at March 31, 2000. Allstar retained accounts receivable attributable to the Computer Products Division which, at March 31, 2000, were approximately $21,608, net of reserves. Allstar also retained fixed assets of $255 and liabilities related to the Computer Products Division. Fixed assets which were not sold are being redeployed in the continuing operations. The balance sheet caption "Net liabilities related to discontinued operations" includes $ 915 of estimated operating losses for the period from March 31, 2000 through the date of closing. Revenue for the Computer Products Division for the quarters ended March 31, 1999 and 2000 were $42,254 and $29,323 (net of $5,772 after the measurement date and included in the gain on sale), respectively. The Company allocates interest expense to its various divisions on a proportional basis based on accounts receivable. Interest expense allocated to the Computer Products Division for the quarters ended March 31, 1999 and 2000 and for the period from April 1, 2000 to May 19, 2000 was $206, $174 and $34. In connection with the sale of the Computer Products Division, Allstar also sold the El Paso portion of the IT Services business. The El Paso branch office portion of the IT Services business accounted for revenues of $424 and $712 and operating loss of $(14) and $ (173) in the quarters ended March 31, 1999 and 2000, respectively. The El Paso services business has been included in the continuing operations for the quarter ended March 31, 2000 and will be in the quarter ended June 30, 2000 through the close date of May 19, 2000.

    On November 2, 1999, Allstar approved a plan to sell or close its Telecom division. This was the measurement date. The sale was finalized on March 16, 2000. Under the terms of the sale Allstar received $250 cash and the ability to obtain restricted stock in the purchaser contingent upon the performance of the acquired operations during a period ending six months after the closing date. Additionally, the purchaser assumed all telephone equipment warranty obligations of Allstar up to a maximum of $30. Any excess warranty costs incurred by the purchaser will be billed to Allstar at an agreed upon rate. Pretax loss from discontinued operations (net of tax savings of $15) was $30 for the quarter ended March 31, 1999. A disposal loss, including an estimate of the operating results from the measurement date, November 2, 1999 to the closing date of the sale, as well as estimates for impairment of assets caused by the disposal decision were recognized at December 31, 1999. During the quarter ended March 31, 2000 Allstar revised its estimate of the loss on disposal and recorded an additional loss (net of tax savings of $113) of $219. Allstar has retained accounts receivable of approximately $1,342, net of reserves, at March 31, 2000 related to the Telecom Division.

3.  INCENTIVE STOCK PLANS

    In September 1996 Allstar adopted the 1996 Incentive Stock Plan (the "Incentive Plan"') and the 1996 Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Incentive Plan, Allstar's Compensation Committee may grant up to 442,500 shares of common stock, which have been reserved for issuance to certain key employees of Allstar. The Incentive Plan provides for the granting of incentive awards in the form of stock options, restricted stock, phantom stock, stock bonuses and cash bonuses in accordance with the provisions of the plan. Additionally, no shares may be granted after the tenth anniversary of the Incentive Plan's adoption. Allstar has reserved for issuance, under the Director Plan, 100,000 shares of common stock, subject to certain antidilution adjustments. The Director Plan provides for a one-time option by newly elected directors to purchase up to 5,000 common shares, after which each director is entitled to receive an option to purchase up to 2,000 common shares upon each date of re-election to Allstar's Board of Directors. Options granted under the Director Plan and the Incentive Plan have an exercise price equal to the fair market value on the date of grant and generally expire ten years after the grant date. The Incentive Plan stock option grants will vest ratably over the five year period from the date of issuance.

    The number of options outstanding and the exercise price under each of the two Plans were as follows at March 31, 2000:

         EXERCISE PRICE         DIRECTOR PLAN            INCENTIVE PLAN
         --------------         -------------            --------------
            $6.0000                                            8,000
            $1.7500                 9,000                      2,300
            $1.5000                28,000                    213,780
            $1.5625                                           18,000
            $1.3750                                            5,200
            $1.0630                                          190,972
                                   ------                    -------
         TOTAL GRANTED             37,000                    438,252
                                   ======                    =======

    In addition, incentive awards in the form of restricted stock were granted for 14,286 shares that would have vested ratably over the two-year period ending July 7, 1999 and 50,000 shares, which would have vested ratably over the five-year period ending May 20, 2004. During the quarter ended June 30, 1999 Allstar exchanged restricted stock awards for 62,086 shares for stock option grants on 126,172 shares at an exercise price of $1.06 per share. The stock option grants vest over the same period as the exchanged restricted stock awards. As of March 31, 2000, Allstar had restricted stock awards outstanding for 1,200 shares.

4.  LITIGATION

    On February 1, 2000, a competitor brought a suit against Allstar Systems, Inc.'s wholly owned subsidiary Stratasoft, Inc. in the United States District Court for the Northern District of Georgia. The plaintiff alleges infringement of certain patents owned by the competitor and is seeking unspecified monetary damages. Management of Allstar believes that this suit is without merit and intends to vigorously defend such action.

    On May 16, 2000, Jack B. Corey ("Corey") filed suit against the Company in JACK B. COREY V. ALLSTAR SYSTEMS, INC., Cause No. 2000-24796; in the District Court of Harris County, Texas, 113th Judicial District, seeking to enjoin the sale of its computer product division and certain other assets to Amherst Technologies, and for unspecified damages. On Wednesday, May 17, 2000, a state court denied Corey's Application for Temporary Restraining Order and on Monday, May 22, 2000, a second state court denied his Application for a Temporary Injunction and for Expedited Discovery as moot. The present pleadings lack specificity as to Corey's claim for damages and it is unclear at this time whether Corey will pursue such a claim. However, the Company strongly denies that it engaged in any improper conduct with regard to the sale of its assets and intends to vigorously defend any claim which might be pursued by Corey.

    Allstar is party to litigation and claims which management believes are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, Allstar believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

5.  EARNINGS PER SHARE

    The computations of basic and diluted earnings per share for each period were as follows:

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                 2000              1999
                                                              ----------        ----------
                                                   (Amounts in thousands except share and per share data)
Numerator:
    Net income (loss) from continuing operations ......       $       42        $     (136)
    Discontinued Operations:
           Net income from discontinued operations,
             Net of taxes .............................              302                82
           Gain on disposal, net of taxes .............            4,872                 0
                                                              ----------        ----------
    Net income (loss) .................................       $    5,216        $      (54)
                                                              ==========        ==========

Denominator:

    Denominator for basic earnings per
      share - weighted-average shares
      outstanding .....................................        4,048,964         4,168,925
                                                              ==========        ==========

Effect of dilutive securities:
    Shares issuable from assumed conversion
      of common stock options, warrants and
      restricted stock ................................          238,237                 0
                                                              ----------        ----------


Denominator for diluted earnings per share ............        4,287,201         4,168,925
                                                              ==========        ==========

Basic:

    Net income (loss) from continuing operations ......       $     0.01        $    (0.03)
    Net income from discontinued operations ...........             0.08              0.02
    Gain on disposal ..................................             1.20
                                                              ----------        ----------
Net income (loss)  per share ..........................       $     1.29        $    (0.01)
                                                              ==========        ==========

Diluted:

Net income (loss) from continuing operations ..........       $     0.01        $    (0.03)
Net income from discontinued operations ...............             0.07              0.02
Gain on disposal ......................................             1.14
                                                              ----------        ----------
Net income (loss)  per share ..........................       $     1.22        $    (0.01)
                                                              ==========        ==========

The potentially dilutive options totaling 68,082 shares, calculated under the treasury stock method, were not used in the calculation of diluted earnings per share for the three months ended March 31, 1999 since the effect of potentially dilutive securities in computing a loss per share is antidilutive

There were warrants to purchase 176,750 shares of common stock for the three months ended March 31, 2000 and 1999 which were not included in computing the effect of dilutive securities because the inclusion would have been antidilutive.

6.  SEGMENT INFORMATION

    Allstar has two reportable segments: IT Services and CTI Software. IT Services includes various services relating to computer products and management information systems. CTI Software includes software products that facilitate telephony and computer integration primarily for telemarketing and call center applications. The accounting policies of the business segments are the same as those for Allstar. Allstar evaluates performance of each segment based on operating income. Management only views accounts receivable, and not total assets, by segment in their decision making. Intersegment sales and transfers are not significant. The tables below show the results of the three reportable segments:

                                                                IT                 CTI
                                                             SERVICES            SOFTWARE          CONSOLIDATED
                                                             --------            --------          ------------
For the quarter ended March 31, 2000:

Total  revenue ........................................      $  3,511            $  2,473            $  5,984
Cost of sales and services ............................         2,447               1,152               3,599
                                                             --------            --------            --------
Gross profit ..........................................         1,064               1,321               2,385
Selling, general and
administrative expenses ...............................         1,248               1,061               2,309
                                                             --------            --------            --------
Operating income (loss) ...............................      $   (184)           $    260                  76
                                                             --------            --------            --------
Interest expense (net of other income) ................                                                    15
                                                                                                     --------
Income before provision for income tax ................                                                    61
Provision for income tax ..............................                                                    19
                                                                                                     --------
Net income from continuing operations .................                                                    42
Net income from discontinued operations, net of tax ...                                                   302
Net gain on disposal, net of taxes ....................                                                 4,872
                                                                                                     --------
Net income ............................................                                              $  5,216
                                                                                                     ========

Accounts receivable, net ..............................      $  2,839            $  2,317            $  5,156
                                                             --------            --------            --------
Accounts receivable retained from discontinued
 operations, net ......................................                                                21,608
                                                                                                     --------
Total  accounts receivable, net .......................                                              $ 26,764
                                                                                                     ========

For the quarter ended March 31, 1999:

Total  revenues .......................................      $  3,548            $    770            $  4,318
Cost of sales and services ............................         2,531                 331               2,862
                                                             --------            --------            --------
Gross profit ..........................................         1,017                 439               1,456
Selling, general and
administrative expenses ...............................         1,136                 497               1,633
                                                             --------            --------            --------
Operating  loss .......................................      $   (119)           $    (58)               (177)
                                                             --------            --------
Interest expense (net of other income) ................                                                    17
                                                                                                     --------
Loss before benefit for income tax ....................                                                  (194)
Benefit for income tax ................................                                                   (58)
                                                                                                     --------
Net loss from continuing operations ...................                                                  (136)
Net income from discontinued operations, net of tax ...                                                    82
                                                                                                     --------
Net loss ..............................................                                              $    (54)
                                                                                                     ========

Accounts receivable, net ..............................      $  2,647            $    618            $  3,265
                                                             ========            ========
Accounts receivable retained from discontinued
 operations, net ......................................                                                29,015
                                                                                                     --------
Total  accounts receivable, net .......................                                              $ 32,280
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

OVERVIEW

    Allstar Systems, Inc. is engaged in the business of providing its customers with solutions to their information and communications technology needs. We market our products and services in Texas from five locations in the Houston, Dallas-Fort Worth, Austin, El Paso and San Antonio metropolitan areas. Our revenue has been derived through four primary areas of business, IT Services, CTI Software, Computer Products and Telecom Systems.

Recent Developments

    On March 16, 2000 we entered into separate agreements whereby we sold certain key assets of, and the ongoing business operations of, our Telecom Systems business and we agreed to sell certain key assets of our IT Services business located in El Paso, Texas, and the ongoing business operations of, our Computer Products business. We retained accounts receivable attributable to the Computer Products Division. The sale of the Computer Products Division closed on May 19, 2000. A disposal loss (net of taxes), including an estimate of the operating results from the measurement date, November 2, 1999 to the closing date of the sale of Telecom Systems was recognized at December 31, 1999. A gain on disposal of the Computer Products Division has been recognized as of March 31, 2000. We retained the other assets of our IT Service business, which provides a variety of services related to the use of information technology. We also retained our CTI Software business which develops and markets software through our wholly owned subsidiary Stratasoft, Inc. To date, most of our revenue of our continuing operations has been derived from proprietary CTI software sales and related services. During the quarter ended March 31, 2000, IT Services totaled 58.7% of revenues while CTI Software totaled 41.3% of revenues, respectively.

    We believe the proposed sale of our Computer Products Division provides sufficient cash to initiate a fundamental change in our business strategy that will allow us to deploy our liquid capital in endeavors that we believe will ultimately result in improved stockholder value. We believe we can produce more rapid growth, and better financial performance, by segregating the various IT Services operations into focused, specialized companies. We intend to organize our existing IT Services operations into wholly owned subsidiary companies, each branded to pursue a specialized mission and each led by a separate management team with personal financial incentives tied to their company's financial performance. Additionally, we plan to continue to expand our CTI Software business through our wholly owned subsidiary, Stratasoft, Inc.

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

    Our IT Services division has marketed a variety of service offerings related to the service and support of information technology systems. IT Services include consulting and project management services related to networking, supplemental IT technical staffing and computer equipment repair services and desktop computer and application support. To support and maintain the quality of these services and to maintain vendor accreditation necessary to service their significant product lines, our technical staff participates in various certification and authorization programs sponsored by hardware manufacturers and software suppliers. In markets where we do not maintain branch offices, we often subcontract for necessary technical personnel,

Our ability to attract and retain qualified professional and technical personnel is critical to the success of our services business. The most significant portion of the costs associated with the delivery of services is personnel costs. Therefore, in order to be successful, our billable rates must be in excess of the personnel costs and our margin is dependent upon maintaining high utilization of our service personnel. In addition, the competition for high quality personnel has generally intensified causing our and other service providers personnel costs to increase.

    Our IT Service cost of services is primarily comprised of labor. Labor has a more fixed nature such that higher levels of service revenues produce more gross margin while lower levels of service revenues produce less gross margin. Management of labor cost is important in order to prevent erosion of gross margins.

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

SALE OF COMPUTER PRODUCTS DIVISION

    As discussed above we entered into an agreement on March 16, 2000 whereby we proposed to sell certain key assets of, and the ongoing business operations of, our Computer Products business. The sale transaction closed on May 19, 2000 after stockholder approval was obtained and other conditions to closing were satisfied. The terms of the agreement included cash consideration of $14.6 million, plus the possibility of receiving a future payment of up to $500,000 from an escrow account. The cash we recieved at closing is subject to certain post closing adjustments which we estimate will result in a reduction of the amount we ultimately receive of approximately $350,000. The terms of the agreement also include possible future cash payments contingent upon future performance of the operations being sold. We recognized a gain of approximately $5.1 million, net of taxes, on the sale. The cash we received at closing is subject to a pure closing adjustment which we estimate will result in an approximately $350,000 credit to the buyer.

    SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

    This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the private securities litigation reform act of 1995 relating to future events or our future financial performance including, but not limited to, statements contained in item 1 "financial statements" and item 2. - "management's discussion and analysis of financial condition and results of operations." Readers are cautioned that any statement that is not a statement of historical fact, including but not limited to, statements which may be identified by words including, but not limited to, "anticipate," "appear," "believe," "could," "estimate," "expect," "hope," "indicate," "intend," "likely," "may," "might," "plan," "potential," "seek," "should," "will," "would," and other variations or negative expressions thereof, are predictions or estimations and are subject to known and unknown risks and uncertainties. Numerous factors, including factors which we have little or no control over, may affect the company's actual results and may cause actual results to differ materially from those expressed in the forward-looking statements contained herein. In evaluating such statements, readers should consider the various factors identified in our annual report on Form 10-K, as filed with the Securities and Exchange Commission including matters set forth in Item 1.- "Factors Which May Affect The Future Results Of Operations," which could cause actual events, performance or results to differ materially from those indicated by such statements.

 THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999
                             (Dollars in thousands)

    The following table sets forth, for the periods indicated, certain financial data derived from our unaudited consolidated statements of operations for the three months ended March 31, 2000 and 1999. Likewise the discussion below relates only to our continuing operations, unless otherwise noted.

                                                                    THREE MONTHS ENDED MARCH 31,
                                                      ------------------------------------------------------
                                                                2000                             1999
                                                      ----------------------          ----------------------
                                                       AMOUNT            %             AMOUNT            %
                                                      -------          -----          -------          -----
Revenue
IT Services ........................................  $ 3,511           58.7          $ 3,548           82.2
CTI Software .......................................    2,473           41.3              770           17.8
                                                      -------          -----          -------          -----
        Total revenue ..............................    5,984          100.0            4,318          100.0
Gross profit:
IT Services ........................................    1,064           30.3            1,017           28.7
CTI Software .......................................    1,321           53.4              439           57.0
                                                      -------          -----          -------          -----
        Total gross profit .........................    2,385           39.9            1,456           33.7
Selling, general and administrative expenses:
IT Services ........................................    1,248           35.5            1,136           32.0
CTI Software .......................................    1,061           42.9              497           64.5
                                                      -------          -----          -------          -----
        Total selling, general and administrative
        expenses ...................................    2,309           38.6            1,633           37.8
Operating income (loss):
IT Services ........................................     (184)          (5.2)            (119)          (3.4)
CTI Software .......................................      260           10.5              (58)          (7.5)
                                                      -------          -----          -------          -----
        Total operating income (loss) ..............       76            1.3             (177)          (4.1)
Interest expense, net of other income ..............       15            0.3               17            0.4
                                                      -------          -----          -------          -----
Income (loss)  before provision
  (benefit) for income taxes .......................       61            1.0             (194)          (4.5)
Provision (benefit)  for income taxes ..............       19            0.3              (58)          (1.3)
                                                      -------          -----          -------          -----
Net income (loss) from continuing operations .......       42            0.7             (136)          (3.2)
Discontinued operations:
  Net income from discontinued operations ..........      302            5.0               82            1.9
  Gain on disposal .................................    4,872           81.4                0            0.0
                                                      -------          -----          -------          -----
Net income (loss) ..................................  $ 5,216           87.2          $   (54)          (1.3)
                                                      =======          =====          =======          =====

Percentages shown are percentages of total revenue, except gross profit percentages, which represent gross profit for each business unit as a percentage of revenue for each such unit.

    TOTAL REVENUE. Total revenue increased by $1,666 (38.6%) to $5,984 in 2000 from $4,318 in 1999.

    IT Services revenue decreased by $37 (1.0%) to $3,511 in 2000 from $3,548 in 1999. As a percentage of total revenue, IT Services revenue decreased to 58.7% in 2000 from 82.2% in 1999. The 1.0% decrease in IT Services revenues was attributable to the closing of one of our newer offices in 1999. In connection with the sale of the Computer Products business discussed above, we sold the El Paso branch office service business which had revenues of $712 and $424 in the quarters ended March 31, 2000 and 1999. The El Paso service business has been included in the continuing operations for the quarter ended March 31, 2000 and will be in the quarter ended June 30, 2000 through the sale of these assets occurred on May 19, 2000.

    CTI Software revenue increased by $1,703 (221.2%) to $2,473 in 2000 from $770 in 1999. The increase in CTI Software revenues was due to both better recognition of CTI Software products in the market place, to the expansion of the sales staff and to increased marketing efforts. CTI Software, as a percentage of total revenue, increased to 41.3% in 2000 from 17.8% in 1999.

    GROSS PROFIT. Gross profit increased by $929 (63.8%) to $2,385 in 2000 from $1,456 in 1999. Gross margin increased to 39.9% in 2000 from 33.7% in 1999.

    IT Services gross profit increased by $47 (4.6%) to $1,064 in 2000 from $1,017 in 2000 even though revenues decreased by 1.0% due to the increase in gross margin in 2000. IT Services gross margin increased to 30.3% in 2000 from 28.7% in 1999. The increase in gross margin was the result increased manufacturer subsidies of service support, and improved technical staff utilization.

    CTI Software gross profit increased by $882 (200.9%) to $1,321 in 2000 from $439 in 1999. Gross margin for CTI Software decreased slightly to 53.4% in 2000 from 57.0% in 2000 but were in line with expectations for this business. The decreased gross margins were primarily due to higher product cost on sales because of upgrading the quality of hardware product used.

    SELLING,GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $676 (41.4%) to $2,309 in 2000 from $1,633 in 1999. As a percentage of revenue, these expenses increased by 0.8%, to 38.6% of revenue in 2000 from 37.8% of revenue in 1999. The increase in selling, general and administrative expenses as a percentage of revenue was due to increased legal expenses relating to litigation, higher sales compensation due to increased sales staff, increased travel expenses and increased administrative compensation for CTI software. IT Services selling, general and administrative expenses are higher in 2000 than in the same quarter of 1999 primarily due to increased corporate overhead allocations.

    During the quarters ended March 31, 2000 and 1999, our IT Services businesses produced earnings before the allocation of corporate overhead costs.

    OPERATING INCOME FROM CONTINUING OPERATIONS. Operating income increased by $253 (142.9%) to $76 in 2000 from $(177) in 1999 due, principally, to the increase in CTI Software revenues and gross profit realized Operating income increased as a percentage of total revenue to 1.3% in 2000 from (4.1)% in 1999. As discussed above, in connection with the sale of the Computer Products division, the El Paso branch office portion of the IT Services business was sold. The operating loss for the El Paso service business was $(173) and $(14) for the quarters ended March 31, 2000 and 1999, respectively.

    INTEREST EXPENSE, NET OF OTHER INCOME. Interest expense, net of other income, decreased by $2 to $15 in 2000 compared to $17 in 1999.

    DISCONTINUED OPERATIONS. On November 2, 1999 we approved a plan to sell or close our Telecom Systems division. A sale of certain assets of the division and its ongoing operations closed on March 16, 2000. As a consequence of these events, the operations of Telecom Systems are reported as discontinued operations. The company experienced a loss on disposal of $219 (net of taxes of $113) in the quarter ended March 31, 2000 from this discontinued operation. The loss on discontinued operations in the quarter ended March 31, 1999 was $30, net of a tax benefit of $15.

    On March 16, 2000 we entered into an agreement to sell certain assets of, and the ongoing operation of, our Computer Products Division. The sale transaction closed on May 19, 2000. As a consequence of these events, the operations of Computer Products are reported as discontinued operations. For the quarter ended March 31, 2000 the company experienced net income on the operations of the Computer Products Division of $302 (net of taxes of $156) In addition, we experienced a gain on disposal of $5,091 (net of taxes of $2,625) related to the transaction. The income on discontinued operations in the quarter ended March 31, 1999 was $112, net of taxes of $58.

    NET INCOME. Net income on continuing operations, after a provision for income taxes totaling $19 (reflecting an effective tax rate of 31.1% in 2000 compared to 29.9% in 1999), increased by $178 to $42 in 2000 compared to $(136) in 1999. The Company also had net income from discontinued operations of $302 and $82, net of taxes of $156 and $43, in the quarters ended March 31, 2000 and 1999. Additionally, a gain on disposal of $5,091, net of taxes of $2,625 was recognized in the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Our working capital was $15,174 and $9,567 at March 31, 2000 and December 31, 1999, respectively. As of March 31, 2000, we had outstanding borrowings of $22,566 and we had excess borrowings against our available borrowing base of $1,202. The excess borrowings were repaid in April, 2000. We used the proceeds from the sale of our Computer Products division and certain assets of IT services business located in El Paso, Texas to repay $9,300 in secured debt to Deutsche Financial Services ("DFS"). We expect to satisfy our capital requirements, from our existing cash balances, collection of our accounts receivables and borrowings under our credit facilities.

CASH FLOW

    Operating activities provided net cash totaling $2,470 during the three months ended March 31, 2000. Operating activities provided net cash during the period primarily because of cash provided by a decrease in accounts receivable ($9,066) and a decrease in accounts payable (6,683). The decrease in accounts payable was primarily the result of normal payment of payables which had swelled due to the higher level of sales in the fourth quarter of 1999. The increase in liabilities related to discontinued operations results from accruals related to the sale of the Computer Products Division. The decrease in accounts receivable was primarily the result of lower sales in our discontinued Computer Product Division and improved collections.

    Investing activities used cash totaling $58 during the three months ended March 31, 2000 related entirely to capital expenditures.

    Financing activities used cash totaling $3,014 primarily because borrowings were reduced under our credit facility during the three months ended March 31, 2000. We intend to use the $14,250 proceeds of the Computer Products Division sale to pay down our obligations under our existing credit facility.

ASSET MANAGEMENT

    We had accounts receivable, net of allowance for doubtful accounts, of $26,764 at March 31, 2000. The number of days' sales outstanding in accounts receivable was 71 days, which is higher than the 60 days outstanding at December 31, 1999. The number of days outstanding has increased because of a slowdown of collections from a large customer. Bad debt expense as a percentage of total revenue was 0.4% and 0.2% for the three months ended March 31, 2000 and 1999. Our allowance for doubtful accounts, as a percentage of accounts receivable, was 16.9% at March 31, 2000 and 1.0% at December 31, 1999. Inventory turnover for the three months ended March 31, 2000 was 21.4 times versus 12.5 times for the comparable period in 1999. The improvement in the inventory turnover primarily reflects increases in inventory reserves related to the sale of the Computer Products Division.

CURRENT DEBT OBLIGATIONS

    Historically, we have satisfied our cash requirements principally through borrowings under our lines of credit and through operations. We maintain a cash position sufficient to pay only our immediately due obligations and expenses. When the amount of cash available falls below its immediate needs, we request advances under a credit facility provided by DFS ("DFS Facility")

    On May 19, 2000, the day we closed the sale of our Computer Product Division, we amended our DFS Facility to decrease the total credit available under the facility from $30,000 to $10,000 subject to borrowing base limitations that are generally computed as a percentage of various classes of eligible accounts receivable and qualifying inventory. Credit available under the DFS Facility for floor plan financing of inventory from approved manufacturers (the "Inventory Line") is $20,000. Available credit under the DFS Facility, net of Inventory Line advances, is $10,000 million, which is used primarily to carry accounts receivable and for other working capital and general corporate purposes (the "Accounts Line"). Borrowings under the Accounts Line bear interest at the fluctuating prime rate minus 1.0% per annum. Under the Inventory Line, DFS pays our inventory vendors directly, generally in exchange for negotiated financial incentives. Typically, the financial incentives received are such that DFS does not charge us interest until 40 days after the transaction is financed, at which time we are required to either pay the full invoice amount of the inventory purchased from corporate funds or to borrow under the Accounts Line for the amount due to DFS. Inventory Line advances not paid within 40 days after the financing date bear interest at the fluctuating prime rate plus 5.0%. For purposes of calculating interest charges the minimum prime rate under the DFS Facility is 7.0%.

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

    We intend to use all of the proceeds of the sale of our Computer Products Division to pay down our obligations under our DFS credit facility and accounts payable we owe. In the future we will not require the same amount of financing and intend to modify our relationship in the second quarter with one of our existing lenders during the quarter ended June 30, 2000.

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

    On May 16, 2000, Jack B. Corey ("Corey") filed suit against the Company in JACK B. COREY V. ALLSTAR SYSTEMS, INC., Cause No. 2000-24796; in the District Court of Harris County, Texas, 113th Judicial District, seeking to enjoin the sale of its computer product division and certain other assets to Amherst Technologies, and for unspecified damages. On Wednesday, May 17, 2000, a state court denied Corey's Application for Temporary Restraining Order and on Monday, May 22, 2000, a second state court denied his Application for a Temporary Injunction and for Expedited Discovery as moot. The present pleadings lack specificity as to Corey's claim for damages and it is unclear at this time whether Corey will pursue such a claim. However, the Company strongly denies that it engaged in any improper conduct with regard to the sale of its assets and intends to vigorously defend any claim which might be pursued by Corey.

    We are party to other litigation and claims which management believes are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, We believe the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Form 8-K, dated March 22, 2000

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We incur certain market risks related to interest rate variations because we hold floating rate debt. Based upon the average amount of debt outstanding during the quarter ended March 31, 2000, a one-percent increase in interest rates paid by us on our debt would have resulted in an increase in interest expense of approximately $34 for the quarter.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Allstar Systems, Inc.

May 19, 2000      By: /s/ JAMES H. LONG
Date              James H. Long, Chief Executive Officer, President and Chairman
                  of the Board (Principal Financial and Accounting Officer)



May 19, 2000      By: /s/ DONALD R. CHADWICK
Date              Donald R. Chadwick, Secretary and Director