Form 10-Q/A
period 2000-03-31
ALLSTAR SYSTEMS INC
filed 2000-05-25
CIK 1020017

FORM 10-Q/A

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

2.  DISCONTINUED OPERATIONS

    On March 16, 2000 Allstar entered into an agreement to sell certain assets of its IT Services business located in the El Paso, Texas office and the ongoing operations of its Computer Products division. The sale transaction closed on May 19, 2000 after stockholder approval was obtained and other required conditions of closing were satisfied. Under the terms of the agreement, Allstar received a cash purchase price at closing of approximately $16,440, including $1,952 attributable to inventory and $279 attributable to equipment, plus the contingent right to receive up to $500 in proceeds from an escrow account established to satisfy the Company's liability for any breaches of the Company's representations and warranties under the agreement. The cash purchase price is subject to certain post-closing adjustments which, management estimates will result in a credit to the purchaser of approximately $380. Pretax income from the discontinued operations of the Computer Products Division (net of taxes of $156) was $302 for the quarter ended March 31, 2000 and (net of taxes of $58) $112 for the same quarter of 1999. A gain on disposal of $5,091 (net of taxes of $2,625) which included an estimated loss of $604 (net of taxes of $ 311) for the operating results from the measurement date, March 16, 2000 to the closing date of the sale, as well as a loss on the equipment sold of $352 (net of taxes of $181) and estimates for the impairment of assets caused by the disposal decision of $2,593 (net of taxes of $1,336) were recognized at March 31, 2000. Allstar retained accounts receivable attributable to the Computer Products Division which, at March 31, 2000, were approximately $20,266, net of reserves. Allstar also retained fixed assets of $255 and liabilities related to the Computer Products Division. Fixed assets which were not sold are being redeployed in the continuing operations. The balance sheet caption "Net liabilities related to discontinued operations" includes $ 915 of estimated operating losses for the period from March 31, 2000 through the date of closing. Revenue for the Computer Products Division for the quarters ended March 31, 1999 and 2000 were $42,254 and $29,323 (net of $5,772 after the measurement date and included in the gain on sale), respectively. The Company allocates interest expense to its various divisions on a proportional basis based on accounts receivable. Interest expense allocated to the Computer Products Division for the quarters ended March 31, 1999 and 2000 and for the period from April 1, 2000 to May 19, 2000 was $206, $174 and $34. In connection with the sale of the Computer Products Division, Allstar also sold the El Paso portion of the IT Services business. The El Paso branch office portion of the IT Services business accounted for revenues of $424 and $712 and operating loss of $(14) and $ (173) in the quarters ended March 31, 1999 and 2000, respectively. The El Paso services business has been included in the continuing operations for the quarter ended March 31, 2000 and will be in the quarter ended June 30, 2000 through the close date of May 19, 2000.

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

    On May 16, 2000, Jack B. Corey ("Corey") filed suit against the Company in JACK B. COREY V. ALLSTAR SYSTEMS, INC., Cause No. 2000-24796, in the District Court of Harris County, Texas, 113th Judicial District, seeking to enjoin the sale of its computer product division and certain other assets to Amherst Technologies, and for unspecified damages. On Wednesday, May 17, 2000, a state court denied Corey's Application for Temporary Restraining Order and on Monday, May 22, 2000, a second state court denied his Application for a Temporary Injunction and for Expedited Discovery as moot. The present pleadings lack specificity as to Corey's claim for damages and it is unclear at this time whether Corey will pursue such a claim. However, the Company strongly denies that it engaged in any improper conduct with regard to the sale of its assets and intends to vigorously defend any claim which might be pursued by Corey.

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

6.  SEGMENT INFORMATION

    Allstar has two reportable segments: IT Services and CTI Software. IT Services includes various services relating to computer products and management information systems. CTI Software includes software products that facilitate telephony and computer integration primarily for telemarketing and call center applications. The accounting policies of the business segments are the same as those for Allstar. Allstar evaluates performance of each segment based on operating income. Management only views accounts receivable, and not total assets, by segment in their decision making. Intersegment sales and transfers are not significant. The tables below show the results of the two reportable segments:

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

SALE OF COMPUTER PRODUCTS DIVISION

    As discussed above we entered into an agreement on March 16, 2000 whereby we proposed to sell certain key assets of, and the ongoing business operations of, our Computer Products business. The sale transaction closed on May 19, 2000 after stockholder approval was obtained and other conditions to closing were satisfied. The terms of the agreement included cash consideration of $16.4 million, plus the possibility of receiving a future payment of up to $500,000 from an escrow account. The cash we received at closing is subject to certain post closing adjustments which we estimate will result in a reduction of the amount we ultimately receive of approximately $384,000. The terms of the agreement also include possible future cash payments contingent upon future performance of the operations being sold. We recognized a gain of approximately $5.1 million, net of taxes, on the sale.

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

    TOTAL REVENUE. Total revenue increased by $1,666 (38.6%) to $5,984 in 2000 from $4,318 in 1999.

    IT Services revenue decreased by $37 (1.0%) to $3,511 in 2000 from $3,548 in 1999. As a percentage of total revenue, IT Services revenue decreased to 58.7% in 2000 from 82.2% in 1999. The 1.0% decrease in IT Services revenues was attributable to the closing of one of our newer offices in 1999. In connection with the sale of the Computer Products business discussed above, we sold the El Paso branch office service business which had revenues of $712 and $424 in the quarters ended March 31, 2000 and 1999. The El Paso service business has been included in the continuing operations for the quarter ended March 31, 2000 and will be in the quarter ended June 30, 2000 through the sale of these assets which occurred on May 19, 2000.

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

    IT Services gross profit increased by $47 (4.6%) to $1,064 in 2000 from $1,017 in 1999 even though revenues decreased by 1.0% due to the increase in gross margin in 2000. IT Services gross margin increased to 30.3% in 2000 from 28.7% in 1999. The increase in gross margin was the result increased manufacturer subsidies of service support, and improved technical staff utilization.

    CTI Software gross profit increased by $882 (200.9%) to $1,321 in 2000 from $439 in 1999. Gross margin for CTI Software decreased slightly to 53.4% in 2000 from 57.0% in 1999 but were in line with expectations for this business. The decreased gross margins were primarily due to higher product cost on sales because of upgrading the quality of hardware product used.

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

LIQUIDITY AND CAPITAL RESOURCES

    Our working capital was $15,174 and $9,567 at March 31, 2000 and December 31, 1999, respectively. As of March 31, 2000, we had outstanding borrowings of $22,566 and we had excess borrowings against our available borrowing base of $1,202. The excess borrowings were repaid in April, 2000. We used the proceeds from the sale of our Computer Products division and certain assets of IT services business located in El Paso, Texas to repay $9,300 in debt, which represents all of our secured debt, to Deutsche Financial Services ("DFS") and the remainder will be used to pay our accounts payable as they become due. We expect to satisfy our capital requirements from our existing cash balances, collection of our accounts receivables and borrowings under our credit facilities.

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

CURRENT DEBT OBLIGATIONS

    Historically, we have satisfied our cash requirements principally through borrowings under our lines of credit and through operations. We maintain a cash position sufficient to pay only our immediately due obligations and expenses. When the amount of cash available falls below its immediate needs, we request advances under a credit facility provided by DFS ("DFS Facility")

    On May 19, 2000, the day we closed the sale of our Computer Product Division, we amended our DFS Facility to decrease the total credit available under the facility from $30,000 to $10,000 subject to borrowing base limitations that are generally computed as a percentage of various classes of eligible accounts receivable and qualifying inventory. Credit available under the DFS Facility for floor plan financing of inventory from approved manufacturers (the "Inventory Line") is $5,000. Available credit under the DFS Facility, net of Inventory Line advances, is $5,000, which is used primarily to carry accounts receivable and for other working capital and general corporate purposes (the "Accounts Line"). Borrowings under the Accounts Line bear interest at the fluctuating prime rate minus 1.0% per annum. Under the Inventory Line, DFS pays our inventory vendors directly, generally in exchange for negotiated financial incentives. Typically, the financial incentives received are such that DFS does not charge us interest until 40 days after the transaction is financed, at which time we are required to either pay the full invoice amount of the inventory purchased from corporate funds or to borrow under the Accounts Line for the amount due to DFS. Inventory Line advances not paid within 40 days after the financing date bear interest at the fluctuating prime rate plus 5.0%. For purposes of calculating interest charges the minimum prime rate under the DFS Facility is 7.0%.

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

    Both the IBMCC Facility and the DFS Facility prohibit the payment of dividends unless consented to by the lender. In the future we will not require the same amount of financing and intend to modify our relationship with one of our existing lenders during the second quarter ended June 30, 2000.

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

    On May 16, 2000, Jack B. Corey ("Corey") filed suit against the Company in JACK B. COREY V. ALLSTAR SYSTEMS, INC., Cause No. 2000-24796, in the District Court of Harris County, Texas, 113th Judicial District, seeking to enjoin the sale of its computer product division and certain other assets to Amherst Technologies, and for unspecified damages. On Wednesday, May 17, 2000, a state court denied Corey's Application for Temporary Restraining Order and on Monday, May 22, 2000, a second state court denied his Application for a Temporary Injunction and for Expedited Discovery as moot. The present pleadings lack specificity as to Corey's claim for damages and it is unclear at this time whether Corey will pursue such a claim. However, the Company strongly denies that it engaged in any improper conduct with regard to the sale of its assets and intends to vigorously defend any claim which might be pursued by Corey.

    We are party to other litigation and claims which management believes are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, We believe the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

Exhibit
Number          Description
-------         -----------
*27.1           Financial Data Schedule.

* Previously filed.

    (b) Reports on Form 8-K

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