Form 10-Q
period 2000-06-30
ALLSTAR SYSTEMS INC
filed 2000-08-18
CIK 1020017

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
 (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2000
                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-21479

                              I-SECTOR CORPORATION

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

                              Allstar Systems, Inc.

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

Title                                           Outstanding

Common Stock, $.01 par value per share          As of August 14, 2000
                                                4,049,525 shares outstanding

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and par value amounts)

                                                June 30,       December 31
                                                  2000               1999
                                                       (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                  $   7,255        $   4,647
     Accounts receivable, net                      14,682           37,726
     Accounts receivable - affiliates                 462              423
     Inventory                                      1,281            7,442
     Deferred taxes                                 1,076              836
     Other current assets                             183              384
         Total current assets                      24,939           51,458
Property and equipment                              1,164            2,280
Other assets                                          162              178
Total                                           $  26,265        $  53,916

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                              $                $  15,869
     Accounts payable                               4,628           21,687
     Accrued expenses                               2,122            3,896
     Net liabilities related to                     1,024              199
          discontinued operations
     Income taxes payable                           2,341
     Deferred service revenue                          91              240
         Total current liabilities                 10,206           41,891
     Deferred credit - stock warrants                 195              195

Commitments and contingencies
Stockholders' equity:

     Preferred stock, $.01 par value,
         5,000,000 shares authorized,
         no shares issued
     Common stock:
         $.01 par value, 15,000,000
         shares authorized, 4,441,325
         and 4,442,325 shares issued at
         June 30, 2000 and December 31, 1999           44               44
     Additional paid in capital                    10,037           10,037
     Unearned equity compensation                      (1)              (1)
     Treasury stock (391,800 and 381,800
         shares, at cost)at June 30, 2000
         and December 31, 1999                       (986)            (972)

     Retained earnings                              6,770            2,722
         Total stockholders' equity                15,864           11,830
Total                                           $  26,265        $  53,916


                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                   Three Months Ended June 30,
                                                     2000             1999


Total revenue                                   $   4,228        $   4,516
Cost of sales and services                          3,494            2,892
Gross profit                                          734            1,624
Selling, general and administrative expenses        1,951            1,675
Operating loss                                     (1,217)             (51)
Interest expense (income), net of other income        (50)               8
Loss from continuing operations before
     benefit for income taxes                      (1,167)             (59)
Benefit for income taxes                             (386)              (6)
Net loss from continuing operations                  (781)             (53)
Discontinued Operations:
     Net loss from discontinued operations,
         net of taxes                                                 (317)
     Loss on disposal, net of taxes                  (387)
Net loss                                        $  (1,168)       $    (370)


Net loss per share:
     Basic and Diluted:
         Net loss from continuing operations    $   (0.20)        $  (0.01)
         Net loss on discontinued operations                         (0.08)
         Loss on disposal, net of taxes             (0.09)
              Net loss per share                $   (0.29)        $  (0.09)


Weighted average shares outstanding:

         Basic and Diluted                      4,048,525        4,232,211



                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                   Six Months Ended June 30,
                                                     2000              1999

Total revenue                                   $  10,212        $   8,834
Cost of sales and services                          7,093            5,754
Gross profit                                        3,119            3,080
Selling, general and administrative expenses        4,260            3,308
Operating loss                                     (1,141)            (228)
Interest expense (income), net of other income        (35)              15
Loss from continuing operations before
     benefit for income taxes                      (1,106)            (243)
Benefit for income taxes                             (367)             (63)
Net loss from continuing operations                  (739)            (180)
Discontinued Operations:
     Net income (loss) from discontinued
          operations, net of taxes                    301             (244)
     Gain on disposal, net of taxes                 4,486
Net income (loss)                               $   4,048        $    (424)


Net income (loss) per share:
     Basic and Diluted:
         Net loss from continuing operations    $   (0.18)       $   (0.04)
         Net income (loss) on discontinued
            operations                               0.07            (0.06)
         Gain on disposal, net of taxes              1.11
              Net income (loss) per share       $    1.00        $   (0.10)

Weighted average shares outstanding:

         Basic and Diluted                      4,048,965        4,232,211

                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                   Six Months Ended June 30,
                                                     2000             1999

Net loss from continuing operations             $    (739)       $    (180)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                    260              427
     Deferred tax provision                            37
Changes in assets and liabilities that provided
     (used) cash:

     Accounts receivable, net                      23,044             (670)
     Accounts receivable - affiliates                 (39)             (90)
     Inventory                                        286             (158)
     Income Taxes Receivable                                          (176)
     Other current assets                                              212
     Other assets                                      16
     Accounts payable                             (17,059)           6,524
     Accrued expenses                              (1,774)             119
     Income taxes payable                             277
     Deferred service revenue                        (149)             (90)

Net cash provided by continuing operating
     activities                                     4,160            5,918
Net operating activities from discontinued
          activities                               14,141             (127)
     Net cash provided by operating activities     18,301            5,791

Cash flows from investing activities:

     Proceeds from sale of fixed assets               279
     Capital expenditures                             (89)            (473)

         Net cash provided by (used in)
           investing activities:                      190             (473)

Cash flows from financing activities:

     Purchase of treasury stock                       (14)
     Net decrease in notes payable                (15,869)          (1,122)

         Net cash used in financing activities:   (15,883)          (1,122)

Net increase in cash and cash equivalents           2,608            4,196
Cash and cash equivalents at beginning of period    4,647            2,538
Cash and cash equivalents at end of period      $   7,255        $   6,734
Supplemental disclosures of cash flow
          information:
     Cash paid for interest                     $     375        $     503
     Cash paid for taxes                        $       0        $       0


                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     I-Sector Corporation and subsidiaries ("I-Sector"), formerly Allstar Systems, Inc., has historically been engaged in the sale and service of computer and telecommunication hardware and software products in the United States. During 1995, I-Sector formed and incorporated Stratasoft, Inc., ("Stratasoft") a wholly owned subsidiary, to create and market software related to the integration of computer and telephone technologies. In January 1997, I-Sector formed IT Staffing Inc. ("IT Staffing"), a wholly owned subsidiary, to provide temporary and permanent placement services of information technology professionals. In March 1998, I-Sector formed Allstar Systems Rio Grande, Inc., a wholly owned subsidiary, to engage in the sale and service of computer products in western Texas and New Mexico. In July 2000, the shareholders approved the name change from Allstar Systems, Inc. to I-Sector Corporation in order to better communicate the business purpose and mission of the Company, that of owning, operating or investing in companies which are expected to benefit from the manner in which the Internet is changing commerce and communications. Recently, in July 2000 I-Sector formed and incorporated two new wholly owned corporations, Synergy Helpdesk Solutions, Inc. ("Synergy") and Allstar Computer Service, Inc. ("ACS") and contributed certain operating assets associated with its previously reported IT Services segment to such corporations. Also in July 2000, I-Sector formed and incorporated a new wholly owned subsidiary, Internetworking Sciences Corporation ("INS") to meet the needs of customers in the area of large-scale network infrastructure requirements that are Cisco centric.

     Some of I-Sector's services are authorized under arrangements with product manufacturers and such operations are dependent upon maintaining its approved status with such manufacturers.

     The condensed consolidated financial statements presented herein as of and for the three and six months ended June 30, 2000 are unaudited; however, all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, recurring nature. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet at December 31, 1999 is derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. Although management believes the disclosures are adequate, certain information and disclosure normally included in the notes to the financial statements has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission.

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

     Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities- ("SFAS No. 133"). SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management is evaluating what impact the pronouncement might have, if any, and additional adjustment or disclosures may be required when this statement is implemented.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101, as amended, in the fourth quarter of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

2.   DISCONTINUED OPERATIONS

     On March 16, 2000, I-Sector entered into an agreement to sell certain assets of and the ongoing operations of its Computer Products Division. The sale transaction closed on May 19, 2000, after stockholder approval was obtained and other required conditions of closing were satisfied. Under the terms of the agreement, I-Sector received a cash purchase price at closing of approximately $16,440, including $1,952 attributable to inventory and $279 attributable to equipment, plus the contingent right to receive up to $500 in proceeds from an escrow account established to satisfy the Company's liability for any breaches of the Company's representations and warranties under the agreement. The cash purchase price was subject to certain post-closing adjustments that resulted in a credit to the purchaser of approximately $384. The transaction was recognized for financial reporting purposes in the quarter ended March 31, 2000 and pretax income from the discontinued operations of the Computer Products Division (net of taxes of $156) was $302 for the three months ended March 31, 2000. In the quarter ended March 31, 2000, a gain on disposal of $5,091 (net of taxes of $2,625) was recognized, which included an estimated loss of $604 (net of taxes of $311) for the operating results from the measurement date, March 16, 2000 to the closing date of the sale, as well as a loss on the equipment sold of $352 (net of taxes of $181) and estimates for the impairment of assets caused by the disposal decision of $2,593 (net of taxes of $1,336). During the quarter ended June 30, 2000, I-Sector revised its estimates relating to the impairment of assets and recognized a loss on disposal of $387 (net of taxes of $199). I-Sector retained accounts receivable attributable to the Computer Products Division, which, at June 30, 2000, was approximately $10,047, net of reserves. I-Sector also retained fixed assets of $255 and liabilities related to the Computer Products Division. Fixed assets that were not sold are being redeployed in the continuing operations. The balance sheet caption "Net liabilities related to discontinued operations" at June 30, 2000 includes $793,000 of estimated expenses relating to the disposal and $187,000 for cash remitted to I-Sector by customers that belongs to the purchaser of the Computer Products Division. Revenue for the Computer Products Division for the three and six month periods ending June 30, 2000 through the date of disposition was $14,703 and $44,026, respectively and $44,611 and $86,865 for the same periods in 1999. The Company allocates interest expense to its various divisions on a proportional basis based on accounts receivable. Interest expense allocated to the Computer Products Division for the six months ended June 30, 1999 and 2000 and for the period from April 1, 2000 to May 19, 2000 was $416, $237 and $62, respectively. In connection with the sale of the Computer Products Division, I-Sector also sold the El Paso portion of the IT Services business. The El Paso branch office portion of the IT Services business accounted for revenues of $889 and $941 and operating loss of $68 and $569 in the six months ended June 30, 1999 and 2000, respectively. The El Paso services business has been included in the continuing operations for the six months ended June 30, 2000 through the close date of May 19, 2000.

     On November 2, 1999, I-Sector approved a plan to sell or close its Telecom division. This was the measurement date. The sale was finalized on March 16, 2000. Under the terms of the sale I-Sector received $250 cash and the ability to obtain restricted stock in the purchaser contingent upon the performance of the acquired operations during a period ending six months after the closing date. Additionally, the purchaser assumed all telephone equipment warranty obligations of I-Sector up to a maximum of $30. Any excess warranty costs incurred by the purchaser will be billed to I-Sector at an agreed upon rate. Pretax loss from discontinued operations (net of benefit of $209) was $406 for the six months ended June 30, 1999. A disposal loss, including an estimate of the operating results from the measurement date, November 2, 1999 to the closing date of the sale, as well as estimates for impairment of assets caused by the disposal decision were recognized at December 31, 1999. During the six months ended June 30, 2000, I-Sector revised its estimate of the loss on disposal and recorded an additional loss (net of tax savings of $112) of $218. I-Sector has retained accounts receivable of approximately $489, net of reserves, at June 30, 2000, related to the Telecom Division. The Revenue for the Telecom Division for the three and six month periods ending June 30, 2000 through the date of disposition, March 16, 2000, was $0 and $752, respectively, and $1,164 and $2,460 for the same periods in 1999.

3.   INCENTIVE STOCK PLANS

     In September 1996 I-Sector adopted the 1996 Incentive Stock Plan (the "Incentive Plan"') and the 1996 Non-Employee Director Stock Option Plan (the "Director Plan"). Under the Incentive Plan, I-Sector's Compensation Committee may grant up to 442,500 shares of common stock, which have been reserved for issuance to certain key employees of I-Sector. The Incentive Plan provides for the granting of incentive awards in the form of stock options, restricted stock, phantom stock, stock bonuses and cash bonuses in accordance with the provisions of the plan.

     Additionally, no shares may be granted after the tenth anniversary of the Incentive Plan's adoption. I-Sector has reserved for issuance, under the Director Plan, 100,000 shares of common stock, subject to certain antidilution adjustments.

     Historically the Director Plan provided for a one-time option by newly elected directors to purchase up to 5,000 shares of common stock, after which each director was entitled to receive an option to purchase up to 2,000 common shares upon each date of reelection to I-Sector's Board of Directors. On May 2, 2000, the I-Sector Board of Directors amended the Non-Employee Director Stock Option Plan to provide for the issuance of options to purchase 5,000 shares of common stock to each Non-employee Director upon his election as a director. In addition, the Board of Directors authorized the issuance of 5,000 shares to each of the Non-employee Directors, who was\

 serving as a director at that date, as additional compensation for prior periods, each such additional option to be issued at the time of that Director's next election as an I-Sector director.

     Options granted under the Director Plan and the Incentive Plan have an exercise price equal to the fair market value on the date of grant and generally expire ten years after the grant date. The Incentive Plan stock option grants will vest ratably over the five-year period from the date of issuance.

     In May 2000, I-Sector adopted the 2000 Stock Incentive Plan (the "2000 Incentive Plan"). Under the 2000 Incentive Plan, I-Sector's Compensation Committee may grant up to the greater of 400,000 shares of common stock or 10% of the number of shares of common stock issued and outstanding on the first day of the then preceding calendar quarter. The 2000 Incentive Plan provides for the granting of incentive awards in the form of stock options, stock appreciation rights, restricted stock, performance units and performance shares, other stock-based awards and cash bonuses in accordance with the provisions of the plan. All employees, including officers, and consultants and non-employee directors are eligible to participate in the 2000 Stock Incentive Plan. Generally, the Compensation Committee has the discretion to determine the exercise price of each stock option under the 2000 Incentive Plan, and they must be exercised within ten years of the grant date, except those classified as Incentive Stock Option ("ISO") grants to a 10% or greater stockholder. ISO options grants to a 10% or greater stockholder must be exercised within five years of the grant date. The exercise price of each ISO option grant may not be less than 100% of the fair market value of a share of common stock on the date of grant (110% in the case of a 10% or greater stockholder).

     The number of options outstanding and the exercise price under each of the three Plans were as follows at June 30, 2000:

                                         1996              2000
  Exercise Price     Director Plan  Incentive Plan    Incentive Plan
      $1.063                           190,972
      $1.375                             4,600
      $1.500             28,000        193,940             17,600
      $1.563                            17,900
      $1.750              9,000          1,900
      $2.188                                                5,000
      $2.266                                               35,800
      $2.938                                                  600
      $6.000                             8,000                  0

 Total granted           37,000        417,312             59,000

     In addition, incentive awards in the form of restricted stock were granted for 14,286 shares that would have vested ratably over the two-year period ending July 7, 1999, and 50,000 shares, which would have vested ratably over the five-year period ending May 20, 2004. During the quarter ended June 30, 1999 I-Sector exchanged restricted stock awards for 62,086 shares for stock option grants on 126,172 shares at an exercise price of $1.06 per share. The stock option grants vest over the same period as the exchanged restricted stock awards. As of June 30, 2000, I-Sector had restricted stock awards outstanding for 1,200 shares.

4.   SEGMENT INFORMATION

     I-Sector has five reportable segments: ACS, Synergy, IT Staffing, Stratasoft and Corporate. Corporate includes the operations of the Company's El Paso service operations which were sold on May 19, 2000, and service operations relating to computer installations for a certain customer. The installations for this customer ceased when the Computer Products Division was sold on May 19, 2000. ACS, Synergy and IT Staffing were previously reported as the IT Services segment. ACS provides customers with on-site and carry-in computer repair, application support and operating system and network migration services. Synergy provides customers with turnkey outsourced IT helpdesk solutions, technical staff augmentation for IT helpdesk operation and helpdesk solutions consulting services. IT Staffing provides IT professionals to work on temporary assignments. Stratasoft, previously reported as the CTI Software segment, produces software products that facilitate telephony and computer integration primarily for telemarketing and call center applications. The accounting policies of the business segments are the same as those for I-Sector. I-Sector evaluates performance of each segment based on operating income. Management only views accounts receivable, and not total assets, by segment in their decision-making. Intersegment sales and transfers are not significant. The tables below show the results of the five reportable segments:

For the quarter ended June 30, 2000:                             IT
                                       ACS         Synergy     Staffing  Stratasoft Corporate  Consolidated

Total  revenue                         $      656  $   1,323  $     315  $   1,172  $     762  $   4,228
Cost of sales and services                    531      1,070        231        674        988      3,494
Gross profit (loss)                           125        253         84        498       (226)       734
Selling, general and
     administrative expenses                  279        562         70        747        293      1,951
Operating income (loss)                $     (154) $    (309) $      14  $    (249) $    (519)    (1,217)
Interest expense (income), net of
     other income                                                                                    (50)
Loss before benefit for income tax                                                                (1,167)
Benefit for income tax                                                                              (386)
Net loss from continuing operations                                                                 (781)
Net loss on disposal, net of taxes                                                                  (387)
Net loss                                                                                       $  (1,168)

Accounts receivable, net               $      541  $   1,047  $     136  $   1,670  $     752  $   4,146
Accounts receivable retained from
     discontinued operations, net                                                                 10,536
Total accounts receivable, net                                                                 $  14,682

For the quarter ended June 30, 1999:

Total revenues                         $      912  $   2,034  $     252  $     825  $     493  $   4,516
Cost of sales and services                    623      1,391        126        413        339      2,892
Gross profit                                  289        643        126        412        154      1,624
Selling, general and
     administrative expenses                  284        633        105        448        205      1,675
Operating income (loss)                $        5  $      10  $      21  $     (36) $      51)       (51)
Interest expense (income), net of
     other income                                                                                      8
Loss before benefit for income tax                                                                   (59)
Benefit for income tax                                                                                (6)
Net loss from continuing operations                                                                  (53)
Net loss from
     discontinued operations, net
       of tax                                                                                       (317)
Net loss                                                                                       $    (370)

Accounts receivable, net               $    1,336  $     599  $     130  $     611  $     303  $   2,979
Accounts receivable retained from
     discontinued operations, net                                                                 32,584
Total accounts receivable, net                                                                 $  35,563

For the six months ended June 30, 2000:                          IT
                                       ACS         Synergy     Staffing  Stratasoft Corporate  Consolidated

Total revenue                          $    1,383  $   2,884  $     636  $   3,645  $   1,664  $  10,212
Cost of sales and services                  1,040      2,165        472      1,825      1,591      7,093
Gross profit                                  343        719        164      1,820         73      3,119
Selling, general and
     administrative expenses                  536      1,113        174      1,808        629      4,260
Operating income (loss)                $     (193) $    (394) $     (10) $      12  $    (556) $  (1,141)
Interest expense (income), net of
     other income                                                                                    (35)
Income before benefit for income tax                                                              (1,106)
Benefit for income tax                                                                              (367)
Net loss from continuing operations                                                                 (739)
Net income from discontinued operations,
net of taxes                                                                                         301
Net gain on disposal, net of taxes                                                                 4,486
Net income                                                                                     $   4,048

Accounts receivable, net               $      541  $   1,047  $     136  $   1,670  $     752  $   4,146
Accounts receivable retained from
     discontinued operations, net                                                                 10,536
Total accounts receivable, net                                                                 $  14,682

For the six months ended June 30, 1999:

Total revenues                         $    1,815  $   3,998  $     506  $   1,595  $     920  $   8,834
Cost of sales and services                  1,270      2,797        309        744        634      5,754
Gross profit                                  545      1,201        197        851        286      3,080
Selling, general and
     administrative expenses                  552      1,215        252        945        344      3,308
Operating loss                         $       (7) $     (14) $     (55) $     (94) $     (58)      (228)
Interest expense (income), net of
     other income                                                                                     15
Loss before benefit for income tax                                                                  (243)
Benefit for income tax                                                                               (63)
Net loss from continuing operations                                                                 (180)
Net loss from

     discontinued operations, net of tax                                                            (244)
Net loss                                                                                       $    (424)

Accounts receivable, net               $    1,336  $     599  $     130  $     611  $     303  $   2,979
Accounts receivable retained from
     discontinued operations, net                                                                 32,584
Total accounts receivable, net                                                                 $  35,563

5.   EARNINGS PER SHARE

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive stock options and warrants less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock for each of the periods presented.

     The potentially dilutive options totaling 211,660 and 266,082 shares for the three and six months ended June 30, 2000 and 86,442 shares for the three and six months ended June 30, 1999, respectively, calculated under the treasury stock method, were not used in the calculation of diluted earnings per share since the effect of potentially dilutive securities in computing a loss per share on continuing operations is antidilutive.

     There were warrants to purchase 176,750 shares of common stock for the six months ended June 30, 2000 and 1999 which were not included in computing the effect of dilutive securities because the inclusion would have been antidilutive.

6.   LITIGATION

     On February 1, 2000, a competitor brought a suit against I-Sector Corporation's wholly owned subsidiary Stratasoft, Inc. in the United States District Court for the Northern District of Georgia. The plaintiff alleges infringement of certain patents owned by the competitor and is seeking unspecified monetary damages. Management of I-Sector believes that this suit is without merit and intends to vigorously defend such action.

     On May 16, 2000, Jack B. Corey ("Corey") filed suit against the Company in JACK B. COREY V. ALLSTAR SYSTEMS, INC., Cause No. 2000-24796, in the District Court of Harris County, Texas, 113th Judicial District, seeking to enjoin the sale of its computer product division and certain other assets to Amherst Technologies, and for unspecified damages. On Wednesday, May 17, 2000, a state court denied Corey's Application for Temporary Restraining Order and on Monday, May 22, 2000, a second state court denied his Application for a Temporary
Injunction and for Expedited Discovery as moot. The present pleadings lack specificity as to Corey's claim for damages and it is unclear at this time whether Corey will pursue such a claim. However, the Company strongly denies that it engaged in any improper conduct with regard to the sale of its assets and intends to vigorously defend any claim that might be pursued by Corey.

     I-Sector is party to litigation and claims which management believes are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, I-Sector believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                              I-SECTOR CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company's consolidated financial statements, including the notes thereto included elsewhere in this Form 10-Q and the Company's Form 10-K, previously filed with the Securities and Exchange Commission.

Overview

     I-Sector Corporation ("I-Sector") has historically been engaged in the business of providing its customers with solutions to their information and communications technology needs. Historically, our revenue was derived through four primary areas of business, IT Services, CTI Software, Computer Products and Telecom Systems, each of which have historically been reported as a segment. We recently sold our Telecom Systems and Computer Products businesses. After the sale of these businesses, we separated what was the IT Services business into three separate businesses, each of which is a wholly owned subsidiary corporation. One of these subsidiary companies is IT Staffing, Inc. ("IT Staffing"), which had already been operated as a wholly owned subsidiary. We contributed the remaining components of the former IT Services business to two newly formed wholly owned corporations, Allstar Computer Services, Inc. ("ACS") and Synergy Helpdesk Solutions, Inc. ("Synergy"). Our CTI Software business was not affected by the recent sale of the Computer Products and Telecom Systems business units, however we are now referring to this segment by its corporate name, "Stratasoft" rather than "CTI Software" as we have in the past. We market our services businesses in Texas from four locations in the Houston, Dallas-Fort Worth, Austin and San Antonio metropolitan areas. Stratasoft markets its products worldwide through a direct sales force and an authorized dealer network.

Recent Developments

     On March 16, 2000 we entered into separate agreements whereby (i) we sold certain key assets of, and the ongoing business operations of, our Telecom Systems business and (ii) we agreed to sell the ongoing business operations of our Computer Products business, together with certain key assets of our IT Services business located in El Paso, Texas. We retained accounts receivable related to the businesses that were sold. The sale of Computer Products closed on May 19, 2000. A disposal loss (net of taxes), including an estimate of the operating results from the measurement date, November 2, 1999 to the closing date of the sale of Telecom Systems was recognized at December 31, 1999. A gain on disposal of the Computer Products Division has been recognized as of March 31, 2000. We retained the other assets of our IT Services business, which provides a variety of services related to the use of information technology, and, as discussed above, contributed those assets to newly formed wholly owned subsidiaries. By operating through these highly focused wholly owned subsidiaries, we believe that we will offer better customer service and improve our financial performance. We also retained our Stratasoft business, which develops and markets telecommunications software. During the quarter ended June 30, 2000, Stratasoft produced 27.7% of total revenues while ACS, Synergy and IT Staffing contributed 15.5%, 31.3% and 7.5% of revenues, respectively. Our Corporate segment, which includes operations that are not on-going because of the sale of the Computer Products Division, comprised the remaining 18.0% of revenues.

     We believe the sale of our Computer Products Division provides sufficient cash to initiate a fundamental change in our business strategy that will allow us to deploy our liquid capital in endeavors that we believe will ultimately result in improved stockholder value. We believe we will produce more rapid growth, and better financial performance, by separating our various information technology services into focused, specialized companies with each led by a separate management team with personal financial incentives tied to their company's financial performance. Additionally, we plan to continue to expand our Stratasoft business through our wholly owned subsidiary, Stratasoft, Inc.

     We also intend to pursue starting, acquiring or investing in, including taking significant stakes in, other companies that we expect to benefit from the manner in which the Internet is changing commerce and communications. Targeted businesses are expected to include B2B E-Commerce product or services sales companies, companies providing IT services related to network, Web development and other Internet related IT services, and companies involved in the enabling of E-Commerce and E-Business.

     ACS will provide customers with on-site and carry-in computer repair, application support and operating system and network migration services. Synergy will provide customers with turnkey outsourced IT helpdesk solutions, technical staff augmentation for IT helpdesk operations and helpdesk solutions consulting services. IT Staffing will continue its established business placing IT professionals on temporary assignments and permanent placements. In July 2000 we also formed an additional wholly owned subsidiary, Internetworking Sciences
Corporation ("INS") that, will focus on the design, deployment and support of networking infrastructure. INS will focus on customers that have large-scale network infrastructure requirements that are Cisco centric. The areas of practice for INS include network design, implementation, turnkey support, security audits and firewall design, network infrastructure management and network infrastructure consulting services.

     Our ability to attract and retain qualified professional and technical personnel is critical to the success of all of our services businesses. The most significant portion of the costs associated with the delivery of services is personnel costs. Therefore, in order to be successful, our billable rates must be in excess of the personnel costs and our margin is dependent upon maintaining high utilization of our service personnel. In addition, the competition for high quality personnel has generally intensified, causing both our and other service provider's personnel costs to increase. In markets where we do not maintain branch offices, we often subcontract for necessary technical personnel.

     Our cost of services for each of our service businesses is primarily comprised of labor. Labor has a more fixed nature such that higher levels of service revenues produce higher gross margin while lower levels of service revenues produce less gross margin. Management of labor cost is important in order to prevent erosion of gross margins.

     Stratasoft develops and markets proprietary software that integrates business telephone systems and networked computer systems. Stratasoft's basic products are typically customized to suit a customer's particular needs and are sometimes bundled with computer hardware supplied by us at the customer's request. Stratasoft products include software for call center management, both in-bound and out-bound, as well as interactive voice response software.

     A significant portion of our selling, general and administrative expenses in all of our businesses relate to personnel costs, some of which are variable and others of which are relatively fixed. Our variable personnel costs are substantially comprised of sales commissions, which are typically calculated based upon our gross profit on a particular sales transaction and thus generally fluctuate with our overall gross profit. The remainder of selling, general and administrative expenses are relatively more fixed and, while still somewhat variable, do not vary with increases in revenue as directly as do sales commissions.

Sale Of Computer Products Division

      As discussed above we entered into an agreement on March 16, 2000, whereby we sold certain key assets of, and the ongoing business operations of, our Computer Products business. The sale transaction closed on May 19, 2000 after stockholder approval was obtained and other conditions to closing were satisfied. The terms of the agreement included cash consideration of $16.4 million, plus the possibility of receiving a future payment of up to $500,000 from an escrow account. The terms of the agreement also include possible future cash payments contingent upon future performance of the operations being sold. We recognized a gain of approximately $4.5 million, net of taxes, on the sale.

Special notice regarding forward-looking statements

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to future events or our future financial performance including, but not limited to, statements contained in Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned that any statement that is not a statement of historical fact, including but not limited to, statements which may be identified by words including, but not limited to, "anticipate," "appear," "believe," "could," "estimate," "expect," "hope," "indicate," "intend," "likely," "may," "might," "plan," "potential," "seek," "should," "will," "would," and other variations or negative expressions thereof, are predictions or estimations and are subject to known and unknown risks and uncertainties. Numerous factors, including factors which we have little or no control over, may affect the company's actual results and may cause actual results to differ materially from those expressed in the forward-looking statements contained herein. In evaluating such statements, readers should consider the various factors identified in the company's annual report on Form 10-K, as filed with the Securities and Exchange Commission including matters set forth in Item 1.- "Factors Which May Affect The Future Results Of Operations," which could cause actual events, performance or results to differ materially from those indicated by such statements.

  Three Months Ended June 30, 2000 Compared To Three Months Ended June 30, 1999
                             (Dollars in thousands)

     The following table sets forth, for the periods indicated, certain financial data derived from our unaudited consolidated statements of operations for the three months ended June 30, 2000 and 1999. The discussion below relates only to our continuing operations, unless otherwise noted.

                                                  Three months ended June 30,
                                                  2000              1999
                                                 Amount     %      Amount    %
Revenue

  ACS                                           $   656   15.5   $   912   20.2
  Synergy                                         1,323   31.3     2,034   45.0
  IT Staffing                                       315    7.5       252    5.6
  Stratasoft                                      1,172   27.7       825   18.3
  Corporate                                         762   18.0       493   10.9
         Total revenue                            4,228  100.0     4,516  100.0
Gross profit (loss):
  ACS                                               125   19.1       289   31.7
  Synergy                                           253   19.1       643   31.6
  IT Staffing                                        84   26.7       126   50.0
  Stratasoft                                        498   42.5       412   49.9
  Corporate                                        (226) (29.7)      154   31.2
         Total gross profit                         734   17.4     1,624   36.0
Selling, general and administrative
    expenses:
  ACS                                               279   42.5       284   31.1
  Synergy                                           562   42.5       633   31.1
  IT Staffing                                        70   22.2       105   41.7
  Stratasoft                                        747   63.7       448   54.3
  Corporate                                         293   38.5       205   41.6
         Total selling, general and
         administrative Expenses                  1,951   46.1     1,675   37.1
Operating income (loss):
  ACS                                              (154) (23.5)        5    0.5
  Synergy                                          (309) (23.4)       10    0.5
  IT Staffing                                        14    4.4        21    8.3
  Stratasoft                                       (249) (21.2)      (36)  (4.4)
  Corporate                                        (519) (68.1)      (51) (10.3)
         Total operating loss                    (1,217) (28.8)      (51)  (1.1)
Interest expense (income) net of
     other income                                   (50)  (1.2)        8    0.2
Loss before benefit for income taxes             (1,167) (27.6)      (59)  (1.3)
Benefit for income taxes                           (386)  (9.1)       (6)  (0.1)
Net loss from continuing operations                (781) (18.5)      (53)  (1.2)
Discontinued operations:
Net loss from discontinued operations                               (317)  (7.0)
Loss on disposal                                   (387)  (9.1)        0    0.0
Net loss                                        $(1,168) (27.6)  $  (370)  (8.2)

     TOTAL REVENUE. Total revenue decreased by $288 (6.4%) to $4,228 in 2000 from $4,516 in 1999.

     ACS revenue decreased by $256 (28.1%) to $656 in 2000 from $912 in 1999. As a percentage of total revenue ACS revenue decreased to 15.5% in 2000 from 20.2% in 1999. The decrease in ACS revenues was primarily attributable to issues related to the separation of our former IT Services division from the Computer Products Division which was sold recently and the reorganization of the IT Services Division into two newly formed corporations, one of which is ACS.

     As the reorganization efforts subside during the remainder of the year, the focus of ACS will progressively shift towards the selling of services to produce revenue growth.

     Synergy revenue decreased by $711 (35.0%) to $1,323 in 2000 from $2,034 in 1999. As a percentage of total revenue Synergy revenue decreased to 31.3% in 2000 from 45.0% in 1999. Like ACS, Synergy's efforts during the quarter ended June 30, 2000 were on reorganization and the segregation of the IT Services division into two newly formed corporations, one of which is Synergy. As the reorganization efforts subside during the remainder of the year, the focus of Synergy will progressively shift towards the selling of services to produce revenue growth.

     IT Staffing revenue increased by $63 (25.0%) to $315 in 2000 from $252 in 1999. As a percentage of total revenue IT Staffing revenue increased to 7.5% in 2000 from 5.6% in 1999. Of the various components of our former IT Services division, IT Staffing's revenue was least affected by the sale of the Computer Products Division. A new CEO was recently hired to lead IT Staffing, who is intensifying both selling and recruiting efforts in anticipation of increasing the revenue growth through the remainder of the year.

     Stratasoft revenue increased by $347 (42.1%) to $1,172 in 2000 from $825 in 1999. The increase in Stratasoft revenues was due to better recognition of Stratasoft products in the market place, the expansion of the sales staff and dealer network and to increased advertising and marketing efforts. Stratasoft, as a percentage of total revenue, increased to 27.7% in 2000 from 18.3% in 1999.

     The Corporate segment includes operations which are not on-going because of the sale of the Computer Products Division and includes the loss of installation revenues that were related to a certain customer of our Computer Products Division and the accompanying sale of the service business for the El Paso branch office. As these operations have ceased or are winding up we expect an insignificant amount of revenue in the quarter ending September 30, 2000. Corporate revenue increased by $269 (54.6%) to $762 in 2000 from $493 in 1999. As a percentage of total revenue Corporate revenue increased to 18.0% in 2000 from 10.9% in 1999. The El Paso branch office service business had revenues of $230 and $464 in the quarters ended June 30, 2000 and 1999, respectively. The El Paso service business has been included in the Corporate segment of the continuing operations for the quarter ended June 30, 2000 through the date of the sale of these assets which occurred on May 19, 2000. Installation revenues for the certain customer of the Computer Products Division (also discontinued effective May 19, 2000) contributed revenues of $532 and $29 in the quarters ended June 30, 2000 and 1999, respectively.

     GROSS PROFIT. Gross profit decreased by $890 (54.8%) to $734 in 2000 from $1,624 in 1999. Gross margin decreased to 17.4% in 2000 from 36.0% in 1999.

     ACS gross profit decreased by $164 (56.7%) to $125 in 2000 from $289 in 1999 as revenues decreased by 28.1%. Gross margin for ACS decreased to 19.1% in 2000 from 31.7% in 2000. ACS' cost of service consists primarily of labor cost. Labor has a more fixed nature such that higher levels of service revenues produce higher levels of gross margin while lower levels of service revenues produce lower gross margin. In periods when service revenues decrease, it becomes more important to manage labor cost in order to prevent erosion of gross margin. Because ACS was internally focused due to the reorganization, we were not focused on maximizing gross margin through selling services or by the reduction of labor cost. In addition, gross profit was impacted by increased employee benefit costs for technical staff related to changing from a partially self-funded health insurance plan to a fully funded plan. During the remainder of 2000, with reorganization efforts completed, the focus of ACS will turn to selling service and managing labor in order to increase gross profit.

     Synergy's gross profit decreased by $390 (60.6%) to $253 in 2000 from $643 in 1999 as revenues decreased by 35.0%. Gross margin decreased to 19.1% in 2000 from 31.6% in 1999. As with ASC our cost of service is labor intensive. Labor has a more fixed nature such that higher levels of service revenues produce higher gross margin while lower levels of service revenues produce less gross margin. In periods when service revenues decrease, it becomes more important to manage labor cost in order to prevent erosion of gross margin. Because Synergy was internally focused due to the reorganization, we were not focused on maximizing gross margin through selling services or by the reduction of labor cost. In addition, gross profit was impacted by increased employee benefit costs for technical staff related to changing from a partially self-funded health insurance plan to a fully funded plan. During the remainder of 2000, with reorganization efforts completed, the focus of Synergy will turn to selling service and managing labor in order to increase gross profit.

     IT Staffing's gross profit decreased by $42 (33.3%) to $84 in 2000 from $126 in 1999 as revenues increased by 25.0%. Gross margin decreased to 26.7% in 2000 from 50.0% in 1999. The decrease in gross profit and gross margin was primarily due to a contract with a major customer that limits the rates for such customer. Additionally, in the same quarter of 1999 IT Staffing realized higher levels of higher margin placement fees for permanent placements than in 2000. We undertook a significant restructuring of the management team of IT Staffing during the quarter, resulting in a new CEO being hired late in June 2000. Such management restructuring caused a lack of focus on sales and marketing during the quarter. In addition, gross profit was impacted by increased employee benefit costs for technical staff related to changing from a partially self-funded health insurance plan to a fully funded plan. The new CEO is currently replacing the recruiting staff and is increasing sales and marketing efforts such that we expect improved results from IT Staffing during the remainder of 2000.

     Stratasoft gross profit increased by $86 (20.9%) to $498 in 2000 from $412 in 1999. Gross margin for Stratasoft decreased to 42.5% in 2000 from 49.9% in 1999. The decreased gross margins were primarily due to higher product cost on sales because of upgrading the quality of hardware product used, along with increased travel costs for technicians traveling internationally for project installations. Gross margin was also negatively impacted by the mix of sales, with a higher proportion of total systems sales, which include a hardware component, as compared to software only sales, which do not have a hardware cost of goods component. In addition, gross profit was impacted by increased employee benefit costs for technical staff related to changing from a partially self-funded health insurance plan to a fully funded plan.

     Corporate's gross profit decreased by $380 (246.8%) to a loss of $226 in 2000 from a gross profit of $154 in 1999 as revenues increased by 54.6%. Gross margin decreased to (29.7%) in 2000 from 31.2% in 1999. The El Paso service business that was sold on May 19, 2000 produced gross loss of $183 in 2000 as compared to a gross profit of $139 in the same quarter in 1999. We experienced certain costs related to winding up our service operations in the El Paso branch office that negatively impacted gross profit. In addition, this service operation lost focus in the service business when the announcement was made on March 16, 2000 that it was being sold along with the Computer Products Division and this lack of focus negatively impacted services revenues without a corresponding reduction of cost of service, which reduced gross profit. The El Paso service business' gross profit was also impacted by the same costs of changing from a partially self-funded employee health insurance plan to a fully funded plan. Augmenting those results the gross margin on installations for the customer that was lost in the Computer Products Division sale produced a gross loss of $43 in 2000 as compared to a gross profit of $15 in 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $276 (16.5%) to $1,951 in 2000 from $1,675 in 1999. As a percentage of revenue, these expenses increased by 9%, to 46.1% of revenue in 2000 from 37.1% of revenue in 1999. The increase in selling, general and administrative expenses as a percentage of revenue was primarily due to increased legal expenses relating to litigation, higher sales compensation, increased travel expenses and increased administrative compensation for Stratasoft. ACS, Synergy and IT Staffing all experienced reductions in selling, general and administrative expenses in 2000 as compared to the same quarter of 1999 primarily due to decreased recruiting staff and management salaries for IT Staffing along with reduced sales compensation for ACS and Synergy. We expect that selling, general and administrative expenses for IT Staffing will increase from the hiring of a new CEO and from expected increases in recruiting staff. We had consolidated the sales staff for the service companies and the Computer Products Division in 1998. With the sale of the Computer Products Division our sales staff that had been selling service was eliminated, necessitating a rebuilding of the sales staff for ACS and Synergy. Corporate's selling, general and administrative expenses were $88 higher in 2000 than in 1999 due to increased administrative and collection efforts and on the winding up of the installations for the customer mentioned under Corporate revenues above. Consolidated selling, general and administrative expenses were also approximately $132 higher in the three month period of 2000 as compared to the same period of 1999 due to costs related to changing our employee health insurance plan from a partially self-funded plan to a fully funded plan. In addition, we experienced higher than expected costs related to finishing projects that were not transferred in the sale of the Computer Products Division. Bad debt expense, on a consolidated basis, was $67 higher in the three month period of 2000 as compared to the same period of 1999 due to charge-offs and reserve changes.

     OPERATING LOSS FROM CONTINUING OPERATIONS. Our operating loss increased by $1,166 (2,286.0%) to a loss of $1,217 in 2000 from $51 in 1999 due, principally, to the decrease in Corporate's gross profit of $380, Synergy's gross profit reduction of $390 and of Stratasoft's increase in selling, general and administrative expense of $299.

     INTEREST EXPENSE (INCOME), NET OF OTHER INCOME. Interest expense, net of other income, decreased by $58 to $(50) in 2000 compared to $8 in 1999, primarily due to the reduction of notes payable and investment of available cash.

     DISCONTINUED OPERATIONS. On November 2, 1999 we approved a plan to sell or close our Telecom Systems Division. A sale of certain assets of the division and its ongoing operations closed on March 16, 2000. As a consequence of these events, the operations of Telecom Systems are reported as discontinued operations. The loss on discontinued operations related to Telecom Systems in the quarter ended June 30, 1999 was $387, net of a tax benefit of $194.

     On March 16, 2000 we entered into an agreement to sell certain assets of, and the ongoing operation of, our Computer Products Division. The sale transaction closed on May 19, 2000. As a consequence of these events, the operations of Computer Products are reported as discontinued operations. The sale transaction was reported in the quarter ended March 31, 2000. For the quarter ended June 30, 2000 the company experienced a loss on disposal of $387 (net of taxes of $199) related to the transaction. The loss on discontinued operations related to Computer Products in the quarter ended June 30, 1999 was $317, net of taxes of $163.

     NET LOSS. Net loss on continuing operations, after a benefit for income taxes totaling $386 (reflecting an effective tax rate of 33.1% in 2000 compared to 5.1% in 1999), increased by $728 to $781 in 2000 compared to a loss of $53 in 1999. The Company also had a net loss from discontinued operations of $317, net of taxes of $163, in the quarter ended June 30, 1999. Additionally, a loss on disposal of $387, net of taxes of $199 was recognized in the quarter ended June 30, 2000.

   Six Months Ended June 30, 2000 Compared To Three Months Ended June 30, 1999
                             (Dollars in thousands)

     The following table sets forth, for the periods indicated, certain financial data derived from our unaudited consolidated statements of operations for the six months ended June 30, 2000 and 1999. Likewise the discussion below relates only to our continuing operations, unless otherwise noted.

                                                  Six months ended June 30,
                                                      2000             1999
                                                 Amount    %      Amount    %

Revenue

  ACS                                          $  1,383   13.5   $ 1,815   20.5
Synergy                                           2,884   28.3     3,998   45.3
IT Staffing                                         636    6.2       506    5.7
Stratasoft                                        3,645   35.7     1,595   18.1
Corporate                                         1,664   16.3       920   10.4
         Total revenue                           10,212  100.0     8,834  100.0
Gross profit:
  ACS                                               343   24.8       545   30.0
Synergy                                             719   24.9     1,201   30.0
IT Staffing                                         164   25.8       197   38.9
Stratasoft                                        1,820   49.9       851   53.4
Corporate                                            73    4.4       286   31.1
         Total gross profit                       3,119   30.5     3,080   34.9
Selling, general and administrative
     expenses:
  ACS                                               536   38.8       552   30.4
Synergy                                           1,113   38.6     1,215   30.4
IT Staffing                                         174   27.4       252   49.8
Stratasoft                                        1,808   49.6       945   59.2
Corporate                                           629   37.8       344   37.4
         Total selling, general and
         administrative Expenses                  4,260   41.7     3,308   37.4
Operating income (loss):
  ACS                                              (193) (14.0)       (7)  (0.4)
Synergy                                            (394) (13.7)      (14)  (0.4)
IT Staffing                                         (10)  (1.6)      (55) (10.9)
Stratasoft                                           12    0.3       (94)  (5.9)
Corporate                                          (556) (33.4)      (58)  (6.3)
         Total operating loss                    (1,141) (11.1)     (228)  (2.5)
Interest expense, net of interest income            (35)   (0.3)      18    0.2
Loss  before benefit for income taxes            (1,106)  (10.8)    (243)  (2.7)
Benefit  for income taxes                          (367)   (3.6)     (63)  (0.7)
Net loss from continuing operations                (739)   (7.2)    (180)  (2.0)
Discontinued operations:
Net income (loss) from discontinued operations      301     2.9     (244)  (2.8)
Gain on disposal                                  4,486    43.9        0    0.0
Net income (loss)                               $ 4,048    39.6  $  (424)  (4.8)

     TOTAL REVENUE. Total revenue increased by $1,378 (15.6%) to $10,212 in 2000 from $8,834 in 1999.

     ACS revenue decreased by $432 (23.8%) to $1,383 in 2000 from $1,815 in 1999. As a percentage of total revenue ACS revenue decreased to 13.5% in 2000 from 20.5% in 1999. The decrease in ACS revenues was attributable to the reorganization of the IT Service Division into two newly formed corporations, one of which is ACS, in the quarter ended June 30, 2000. Those reorganization efforts spanned the entire first six months of 2000. As the reorganization efforts subside during the remainder of the year, the focus of ACS will progressively shift towards the selling of services to produce revenue growth.

     Synergy revenue decreased by $1,114 (27.9%) to $2,884 in 2000 from $3,998 in 1999. As a percentage of total revenue Synergy revenue decreased to 28.3% in 2000 from 45.3% in 1999. Like ACS, Synergy's efforts during the six months ended June 30, 2000 were on reorganization and the break up of the IT Services Division into two newly formed corporations, one of which is Synergy. As the reorganization efforts subside during the remainder of the year, the focus of Synergy will progressively shift towards the selling of services to produce revenue growth.

     IT Staffing revenue increased by $130 (25.6%) to $636 in 2000 from $506 in 1999. As a percentage of total revenue IT Staffing revenue increased to 6.2% in 2000 from 5.7% in 1999. IT Staffing revenues were least affected by the sale of the Computer Products Division. A new CEO has been hired for this division who is intensifying both selling and recruiting efforts in anticipation of increasing the revenue growth through the remainder of the year.

     Stratasoft revenue increased by $2,050 (128.5%) to $3,645 in 2000 from $1,595 in 1999. The increase in Stratasoft revenues was due to both better recognition of Stratasoft products in the market place, to the expansion of the sales staff and dealer network, and to increased advertising and marketing efforts. Stratasoft, as a percentage of total revenue, increased to 35.7% in 2000 from 18.1% in 1999.

     The Corporate segment includes operations which are not on-going because of the sale of the Computer Products Division and includes the loss of installation revenues that were related to a certain customer of our Computer Products Division and the accompanying sale of the service business for the El Paso branch office. As these operations have ceased or are winding up we expect an insignificant amount of revenue in the quarter ending September 30, 2000. Corporate revenue increased by $744 (80.9%) to $1,664 in 2000 from $920 in 1999. As a percentage of total revenue Corporate revenue increased to 16.3% in 2000 from 10.4% in 1999. The El Paso branch office service business had revenues of $941and $888 in the six months ended June 30, 2000 and 1999, respectively. The El Paso service business has been included in the Corporate segment of the continuing operations for the quarter ended June 30, 2000 through the sale of these assets which occurred on May 19, 2000. Installation revenues for the certain customer of the Computer Products Division (also discontinued effective May 19, 2000) contributed revenues of $723 and $32 in the six months ended June 30, 2000 and 1999, respectively.

     GROSS PROFIT. Gross profit increased by $39 (1.3%) to $3,119 in 2000 from $3,080 in 1999. Gross margin decreased to 30.5% in 2000 from 34.9% in 1999.

     ACS gross profit decreased by $202 (37.0%) to $343 in 2000 from $545 in 1999 as revenues decreased by 23.8%. ACS' cost of service is labor intensive. Labor has a more fixed nature such that higher levels of service revenues produce higher levels of gross margin while lower levels of service revenues produce lower gross margin. In periods when service revenues decrease, it becomes more important to manage labor cost in order to prevent erosion of gross margin. Because ACS was internally focused due to the reorganization, we were not focused on maximizing gross margin through selling services or by reducing labor cost. In addition, gross profit was impacted by increased employee benefit costs for technical staff related to changing from a partially self-funded health insurance plan to a fully funded plan. During the remainder of 2000, with reorganization efforts completed, the focus of ACS will turn to selling service and managing labor in order to increase gross profit.

     Synergy's gross profit decreased by $482 (40.1%) to $719 in 2000 from $1,201 in 1999 as revenues decreased by 27.9%. As with ASC, our cost of service is labor intensive. Labor has a more fixed nature such that higher levels of service revenues produce higher gross margin while lower levels of service revenues produce less gross margin. In periods when service revenues decrease, it becomes more important for management of labor cost in order to prevent erosion of gross margin. Because Synergy was internally focused due to the reorganization, we were not focused on maximizing gross margin through selling services or by reducing labor cost. In addition, gross profit was impacted by increased employee benefit costs for technical staff related to changing from a partially self-funded health insurance plan to a fully funded plan. During the remainder of 2000, with reorganization efforts completed, the focus of Synergy will turn to selling service and managing labor in order to increase gross profit.

     IT Staffing's gross profit decreased by $33 (16.8%) to $164 in 2000 from $197 in 1999 as revenues increased by 25.6%. The decrease in gross profit is primarily due to a contract with a major customer, which limits the rates for that particular customer. Additionally, in the same quarter of 1999 IT Staffing realized higher levels of higher margin placement fees for permanent placements than in 2000. We undertook a significant restructuring of the management team of IT Staffing during the quarter, resulting in a new CEO being hired late in June 2000. Such management restructuring caused a lack of focus on sales and marketing during the quarter. In addition, gross profit was impacted by increased employee benefit costs for technical staff related to changing from a partially self-funded plan to a fully funded plan. The new CEO is currently replacing the recruiting staff and is increasing sales and marketing efforts such that we expect improved results from IT Staffing during the remainder of 2000.

     Stratasoft gross profit increased by $969 (113.9%) to $1,820 in 2000 from $851 in 1999. Gross margin for Stratasoft decreased to 49.9% in 2000 from 53.4% in 1999 but were in line with expectations for this business. The decreased gross margins were primarily due to higher product cost on sales because of upgrading the quality of hardware product used, along with increased travel costs for technicians traveling internationally for project installations. Gross margin was also negatively impacted by the mix of sales, with a higher proportion of total systems sales, which include a hardware component, as compared to software only sales, which do not have a hardware cost of goods component.

     Corporate's gross profit decreased by $213 (74.4%) to $73 in 2000 from $286 in 1999 as revenues increased by 80.9%. Corporate's gross margin decreased to 4.4% in 2000 from 31.1% in 1999. The El Paso service business, which was sold on May 19, 2000, produced a gross loss of $26 in 2000 as compared to a gross profit of $268 in the same six months in 1999, a decrease in profits of $294. We experienced certain costs related to winding up our service operations in the El Paso branch office that negatively impacted gross profit. In addition, this service operation lost focus in the service business when the announcement was made on March 16, 2000 that it was being sold along with the Computer Products Division and this lack of focus negatively impacted services revenues without a corresponding reduction of cost of service, which reduced gross profit. The El Paso service business' gross profit was also impacted by the same costs of changing from a partially self-funded employee health insurance plan to a fully funded plan. Augmenting those results the gross margin on installations for the customer that was lost in the Computer Products Division sale produced gross profit of $99 in 2000 as compared to $18 in 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $952 (28.8%) to $4,260 in 2000 from $3,308 in 1999. As a percentage of revenue, these expenses increased by 4.3%, to 41.7% of revenue in 2000 from 37.4% of revenue in 1999. The increase in selling, general and administrative expenses as a percentage of revenue was primarily due to increased legal expenses relating to litigation, higher sales compensation due to increased sales staff, increased travel expenses and increased administrative compensation for Stratasoft. Selling, general and administrative expenses for ACS, Synergy and IT Staffing are lower in 2000 than in the same six-month period of 1999 primarily due to reorganization of the management and administrative staffs. We expect that selling, general and administrative expenses for IT Staffing will increase from the hiring of a new CEO and from expected increases in recruiting staff. Selling, general and administrative expenses for the Corporate segment increased by $285 (82.8%) to $629 in 2000 as compared to $344 in the same six month period of 1999 primarily because of the administrative costs associated with billing and collecting of the installation revenues to wind up services for the customer lost in the sale of the Computer Products Division. Consolidated selling, general and administrative expenses were also $132 higher in the six month period of 2000 as compared to the same period of 1999 due to costs related to changing our employee health insurance plan from a partially self-funded plan to a fully funded plan. Bad debt expense, on a consolidated basis, was $22 higher in the six month period of 2000 as compared to the same period of 1999 due to charge-offs and reserve changes

     OPERATING LOSS FROM CONTINUING OPERATIONS. Our operating income increased by $913 (400.4%) to $1,141 in 2000 from $228 in 1999 due, principally, to losses experienced of $558 in 2000 in the Corporate segment attributable to the loss of focus of the El Service business that was sold in May 19, 2000. Additionally, Synergy experienced a loss in the six-month period of $394 in 2000 as compared to $15 in the same period of 1999 due to reduced revenues and gross profit while being internally focused on reorganization. ACS experienced the same type of losses, $193 in 2000 as compared to $7 in the same six-month period of 1999 for the same reasons as Synergy. These operating losses were offset by operating income of Stratasoft of $12 in 2000 as compared to a loss of $94 in 1999, an increase of $106 attributable primarily to an increase in revenues and gross profit.

     INTEREST EXPENSE (INCOME), NET OF OTHER INCOME. Interest expense (income), net of other income, decreased by $53 to $(35) in 2000 compared to $18 in 1999. The decrease in expense is attributable to both the reduction of notes payable subsequent to the sale of the Computer Products Division and the investment of available cash.

     DISCONTINUED OPERATIONS. On November 2, 1999 we approved a plan to sell or close our Telecom Systems Division. A sale of certain assets of the division and its ongoing operations closed on March 16, 2000. As a consequence of these events, the operations of Telecom Systems are reported as discontinued operations. The company experienced a loss on disposal of $218 (net of taxes of $112) in the six months ended June 30, 2000 from this discontinued operation. The loss on discontinued operations related to Telecom Systems in the six months ended June 30, 1999 was $406, net of a tax benefit of $209.

     On March 16, 2000 we entered into an agreement to sell certain assets of, and the ongoing operation of, our Computer Products Division. The sale transaction closed on May 19, 2000. As a consequence of these events, the operations of Computer Products are reported as discontinued operations. For the six months ended June 30, 2000 the company experienced net income on the discontinued operations of the Computer Products Division of $301 (net of taxes of $156) In addition, we experienced a gain on disposal of $4,704 (net of taxes of $2,426) related to the transaction. The income from discontinued operations related to Computer Products in the six months ended June 30, 1999 was $162, net of taxes of $83.

     NET INCOME. Net income increased $4,472 to $4,048 in 2000 as compared to a loss of $424 for the same six-month period in 1999. Net loss on continuing operations, after a benefit for income taxes totaling $367 (reflecting an effective tax rate of 33.2% in 2000 compared to 25.9% in 1999), decreased by $559 to a loss of $739 in 2000 compared to a loss of $180 in 1999. Additionally, a gain on disposal of $4,486, net of taxes of $2,313 was recognized in the six months ended June 30, 2000.

Liquidity and Capital Resources

     Our working capital was $14,733 and $9,567 at June 30, 2000 and December 31, 1999, respectively. As of June 30, 2000, we had outstanding borrowings of $2,196 and we had excess available borrowing base of $6,894under our Deutsche Financial Services credit facility. We used the proceeds from the sale of our Computer Products Division and certain assets of IT services business located in El Paso, Texas to repay $9,300 in debt, which represented all of our secured debt, to Deutsche Financial Services ("DFS"). We expect to satisfy our capital requirements from our existing cash balances, collection of our accounts receivables and borrowings under our credit facilities.

Cash Flow

     Operating activities provided net cash totaling $18,301 during the six months ended June 30, 2000. Operating activities provided net cash during the period primarily because of cash provided by a decrease in accounts receivable ($23,044) as well as proceeds from the sale of the Computer Products Division of ($16,161) offset by a decrease in accounts payable ($17,059) and accrued expenses ($1,774). The decrease in accounts payable was primarily the result of normal payment of payables, which had swelled due to the higher level of sales in the fourth quarter of 1999. The decrease in accrued liabilities results from lower accruals for personnel costs resulting from the sale of the Computer Products Division. The decrease in accounts receivable was primarily the result of lower sales and ultimately a ceasing of sales in our discontinued Computer Product Division and an increased emphasis on collections thereafter.

     Investing activities provided cash totaling $190 during the six months ended June 30, 2000 consisted of proceeds of the sale of fixed assets related to the sale of the Computer Products Division offset by capital expenditures.

     Financing   activities  used  cash  totaling  $15,883   primarily   because
borrowings were reduced under our credit facility during the six months ended June 30, 2000.

Asset Management

     We had accounts receivable, net of allowance for doubtful accounts, of $14,682 at June 30, 2000. The number of days' sales outstanding in accounts receivable from our continuing operations was 63.48 days, which is higher than the 60 days outstanding at December 31, 1999. The number of days outstanding in accounts receivable retained from our discontinued operations was 75.03 days as calculated based on the sales for the discontinued operations. The number of days outstanding for both the continuing and discontinued operations has increased because of a slowdown of collections from a large customer. Bad debt expense as a percentage of total revenue was 3.5% and 0.3% for the six months ended June 30, 2000 and 1999. Our allowance for doubtful accounts, as a percentage of accounts receivable, was 22.5% at June 30, 2000 and 1.0% at December 31, 1999.

Current Debt Obligations

     Historically, we have satisfied our cash requirements principally through borrowings under our lines of credit and through operations. We maintain a cash position sufficient to pay due obligations and expenses. Should the amount of cash available fall below our immediate needs, we request advances under a credit facility provided by the DFS facility.

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

     We have a $2,000 credit facility with IBM Credit Corporation (the "IBMCC Facility") for the purchase of IBM branded inventory from certain suppliers. Advances under the IBMCC Facility are typically interest free for 30 days after the financing date for transactions in which adequate financial incentives are received by IBMCC from the vendor. Within 30 days after the financing date, the full amount of invoices for inventory financed through IBMCC is required to be paid. Amounts remaining outstanding thereafter bear interest at the fluctuating prime rate (but not less than 6.5%) plus 6.0%. IBMCC retains a security interest in the inventory financed and is immediately terminable by either party.

     Both of our borrowing facilities prohibit the payment of dividends unless consented to by the lender.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     We incur certain market risks related to interest rate variations because we hold floating rate debt. Based upon the average amount of debt outstanding during the six months ended June 30, 2000, a one-percent increase in interest rates paid by us on our debt would have resulted in an increase in interest expense of approximately $49 for the period.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On September 22, 1998 we filed suit against Ragheed W. Nounou, a former employee, in ALLSTAR SYSTEMS, INC. V RAGHEED W. NOUNOU, Cause No. 98-45194 in the District Court for Harris County, Texas, 129th Judicial District, seeking recovery of approximately $98,000 in commissions paid in error. Said former employee has filed a counter-claim against us on October 26, 1998. We intend to vigorously defend such counter claim. We are unable to estimate the range of possible recovery by the former employee because the suit is still in the early stages of discovery.

     On February 1, 2000, a competitor brought a suit against our wholly owned subsidiary Stratasoft, Inc. in ESHARE TECHNOLOGIES, INC. AND INVENTIONS, INC. V STRATASOFT, INC., Cause No. 1 99-CV-2303 for the United States District Court for the Northern District of Georgia Atlanta Division. The plaintiff alleges infringement of certain patents owned by the competitor and is seeking a permanent injunction to prevent Stratasoft, Inc. from manufacturing, selling, offering for sale or using the alleged infringing products covered by patents owned by Eshare Technology, Inc.et al, as well as unspecified monetary damages. The suit is in its early stages of discovery, and therefore we are unable to determine the ultimate costs of this matter. We believe that this suit is without merit and intend to vigorously defend such action

On May 16, 2000,  Jack B. Corey ("Corey") filed suit against the Company in JACK
B. COREY V. ALLSTAR SYSTEMS, INC., Cause No. 2000-24796, in the District Court of Harris County, Texas, 113th Judicial District, seeking to enjoin the sale of its computer product division and certain other assets to Amherst Technologies, and for unspecified damages. On Wednesday, May 17, 2000, a state court denied Corey's Application for Temporary Restraining Order and on Monday, May 22, 2000, a second state court denied his Application for a Temporary Injunction and for Expedited Discovery as moot. The present pleadings lack specificity as to Corey's claim for damages and it is unclear at this time whether Corey will pursue such a claim. However, the Company strongly denies that it engaged in any improper conduct with regard to the sale of its assets and intends to vigorously defend any claim that might be pursued by Corey.

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

ITEM 4. Submission of Matters to a vote of Security Holders

         A Special Meeting of the shareholders was held on May 19, 2000 to consider and approve the sale of certain assets consisting of the Computer products Division and specified assets of our Information Technology Services ("IT Services") Division related to our El Paso, Texas office and to consider and approve the 2000 Stock Incentive Plan.

         A total of 4,060,525 shares of the Company's common stock, $0.01 per share par value, were entitled to vote at the meeting. Of these shares 2,479,173 or 61.01% were present and voted as set forth in the table below.

                              Shares Voted  Shares Voted  Shares Voted   Votes
                                                For         Against     Withheld
Approval of the sale of
assets of the Computer
Products Division and
specified assets of the
IT Services related to the
El Paso, Texas office           2,479,173    2,469,706        9,267        200

Approval and adoption of
2000 Stock Incentive Plan       2,479,173    2,416,660       60,263      2,250

     The annual meeting of the shareholders was held on July 10, 2000. A total of 4,048,525 shares of the Company's common stock, $0.01 per share par value, were entitled to vote at the meeting. Of these shares 2,070,897 or 51.2% were present and voted as set forth in the table below.

Director                      Shares Voted  Shares Voted                 Votes
                                                For                     Withheld

James H Long                    2,070,897    2,069,697                   1,200
Donald R. Chadwick              2,070,897    2,069,697                   1,200
Richard D. Darrell              2,070,897    2,069,697                   1,200
Jack M. Johnson, Jr.            2,070,897    2,069,697                   1,200
Mark T. Hilz                    2,070,897    2,069,697                   1,200

Additionally, at this meeting 2,070,297 shareholders, with 600 votes withheld, voted to approve an amendment to the company's Certificate of Incorporation to change the name of the company from Allstar Systems, Inc. to I-Sector Corporation.

ITEM 6. Exhibits and Reports on Form 8-K

     Form 8-K, April 11, 2000, related to an Amendment of the previously announced Asset Purchase Agreement for the sale of the Computer Products Division.

     Form 8-K, June 5, 2000, related to Shareholder approval of the sale of the Computer Products Division under the previously announced and amended Asset Purchase Agreement

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     I-Sector Corporation.

August, 2000                         By:      /s/ JAMES H. LONG
Date                                 James H. Long, Chief Executive Officer,
                                     President and Chairman of the Board
                                     (Principal Financial and Accounting Officer