Form 10-Q
period 2000-09-30
ALLSTAR SYSTEMS INC
filed 2000-11-14
CIK 1020017

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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

Title                                             Outstanding

Common Stock, $.01 par value per share            As of November 14, 2000
                                                  4,049,525 shares outstanding

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and par value amounts)

                                                   September 30,    December 31
                                                        2000              1999
                                                        ----              ----
                                                                 (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                     $    8,762        $   4,647
     Accounts receivable, net                           5,630           37,726
     Accounts receivable - affiliates                     467              423
     Inventory                                            962            7,442
     Deferred taxes                                     2,400              836
     Other current assets                                 181              384
                                                      -------          -------
         Total current assets                          18,402           51,458
Property and equipment                                  1,252            2,280
Other assets                                              149              178
                                                      -------          -------
Total                                              $   19,803        $  53,916
                                                      =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                 $                 $  15,869
     Accounts payable                                   1,786           21,687
     Accrued expenses                                   2,138            3,896
     Net liabilities related
       to discontinued operations                       1,051              199
     Income taxes payable                               1,383
     Deferred service revenue                              97              240
                                                      -------          -------
         Total current liabilities                      6,455           41,891
     Deferred credit - stock warrants                     195              195

Commitments and contingencies
Stockholders' equity:

     Preferred stock, $.01 par value, 5,000,000 shares
         authorized, no shares issued
     Common stock:
         $.01 par value, 15,000,000 shares authorized,
         4,441,325 and 4,442,325 shares issued at
         September 30, 2000 and December 31, 1999          44               44
     Additional paid in capital                        10,037           10,037
     Unearned equity compensation                          (1)              (1)
     Treasury stock (391,800 and 381,800 shares,
       at cost) at September 30, 2000 and
       December 31, 1999                                 (986)            (972)
     Retained earnings                                  4,059            2,722
                                                      -------          -------
         Total stockholders' equity                    13,153           11,830
                                                      -------          -------
Total                                              $   19,803        $  53,916
                                                      =======          =======

                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                Three Months Ended September 30,

                                                      2000              1999
                                                      ----              ----


Total revenue                                      $   4,173         $  4,920
Cost of sales and services                             3,314            3,038
                                                    --------          -------
Gross profit                                             859            1,882
Selling, general and administrative expenses           3,282            1,725
                                                    --------          -------
Operating (loss) income                               (2,423)             157
Interest expense (income), including other income       (100)             (19)
                                                    --------          --------
(Loss) income from continuing operations before
     (benefit) provision  for income taxes            (2,323)             176
(Benefit) provision for income taxes                    (708)              60
                                                    --------          -------
Net (loss) income from continuing operations          (1,615)             116
Discontinued Operations:
     Net income from discontinued operations,
       net of taxes                                                       216
     Loss on disposal, net of taxes                   (1,095)
                                                    --------          -------
Net (loss) income                                  $  (2,710)        $    332
                                                    ========          =======


Net (loss) income per share:
     Basic and diluted:
         Net (loss) income from continuing
           operations                              $  (0.40)         $   0.03
         Net income from discontinued operations                         0.05
         Loss on disposal, net of taxes               (0.27)
                                                    -------           -------
              Net (loss) income per share          $  (0.67)         $   0.08
                                                    =======           =======

Weighted average shares outstanding:

         Basic and diluted                           4,048,525        4,169,125
                                                    ==========       ==========


                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                 Nine Months Ended September 30,

                                                        2000             1999
                                                        ----             ----

Total revenue                                      $   14,386        $ 13,754
Cost of sales and services                             10,407           8,792
                                                      -------          ------
Gross profit                                            3,979           4,962
Selling, general and administrative expenses            7,544           5,033
                                                      -------          ------
Operating loss                                         (3,565)            (71)
Interest expense (income), net of other income           (135)             (4)
                                                      -------          ------
Loss from continuing operations before
     benefit for income taxes                          (3,430)            (67)
Benefit for income taxes                               (1,075)             (3)
                                                      -------          ------
Net loss from continuing operations                    (2,355)            (64)
Discontinued Operations:
     Net income (loss) from discontinued
       operations, net of taxes                           300             (28)
     Gain on disposal, net of taxes                     3,392
                                                      -------          ------
Net income (loss)                                  $    1,337        $    (92)
                                                      =======          ======

Net income (loss) per share:
     Basic and diluted:
         Net loss from continuing operations       $    (0.58)       $   (0.01)
         Net income (loss) on discontinued
           operations                                    0.07            (0.01)
         Gain on disposal, net of taxes                  0.84
                                                     --------          -------
              Net income (loss) per share          $     0.33        $   (0.02)
                                                     ========          =======

Weighted average shares outstanding:

         Basic and diluted                           4,048,672        4,169,023
                                                     =========        =========

                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                 Nine Months Ended September 30,

                                                        2000              1999
                                                        ----              ----

Net loss from continuing operations                $   (2,355)       $     (64)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                        376              453
     Deferred tax provision                            (2,233)
Changes in assets and liabilities that
  provided (used) cash:

     Accounts receivable, net                          32,096            2,415
     Accounts receivable - affiliates                     (44)             (83)
     Inventory                                            (82)          (1,505)
     Other current assets                                 181              213
     Other assets                                          29
     Accounts payable                                 (19,901)           3,258
     Accrued expenses                                  (1,758)              (4)
     Income taxes payable                                (521)
     Deferred service revenue                            (143)             (61)
                                                    ---------         --------

Net cash provided by continuing operating
     activities                                         5,645            4,622
Net operating activities from discontinued
  activities                                           14,407              325
                                                    ---------         --------
     Net cash provided by operating activities         20,052            4,947

Cash flows from investing activities:

     Proceeds from sale of fixed assets                   279
     Capital expenditures                                (333)            (477)
                                                    ---------         --------

     Net cash used in  investing activities:              (54)            (477)
                                                    ---------         --------

Cash flows from financing activities:

     Purchase of treasury stock                           (14)
     Net decrease in notes payable                    (15,869)          (3,220)
                                                    ---------         --------

     Net cash used in financing activities:           (15,883)          (3,220)
                                                    ---------         --------

Net increase in cash and cash equivalents               4,115            1,250
Cash and cash equivalents at beginning of period        4,647            2,538
                                                    ---------         --------
Cash and cash equivalents at end of period         $    8,762        $   3,788
                                                    =========         ========
Supplemental disclosures of cash flow information:
     Cash paid for interest                        $      375        $     754
                                                    =========         ========
     Cash paid for taxes                           $    1,009        $       0
                                                    =========         ========

                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     I-Sector Corporation and subsidiaries ("I-Sector"), formerly Allstar Systems, Inc., has historically been engaged in the sale and service of computer and telecommunication hardware and software products in the United States. During 1995, I-Sector formed and incorporated Stratasoft, Inc., ("Stratasoft") a wholly owned subsidiary, to create and market software related to the integration of computer and telephone technologies. In January 1997, I-Sector formed IT Staffing Inc. ("IT Staffing"), a wholly owned subsidiary, to provide temporary and permanent placement services of information technology professionals. In March 1998, I-Sector formed Allstar Systems Rio Grande, Inc., a wholly owned subsidiary, to engage in the sale and service of computer products in western Texas and New Mexico. In July 2000, the shareholders approved the name change from Allstar Systems, Inc. to I-Sector Corporation in order to better communicate the business purpose and mission of the Company, that of owning, operating or investing in companies which are expected to benefit from the manner in which the Internet is changing commerce and communications. Recently, in July 2000 I-Sector formed and incorporated two new wholly owned corporations, Synergy Helpdesk Solutions, Inc. ("Synergy") and Allstar Computer Service, Inc. ("ACS") and contributed certain operating assets associated with its previously reported IT Services segment to such corporations. Also in July 2000, I-Sector formed and incorporated a new wholly owned subsidiary, Internetworking Sciences Corporation ("INX") to meet the needs of customers in the area of large-scale network infrastructure requirements that are Cisco centric. Subsequent to September 30, 2000, INX acquired certain assets of Internetwork Experts, Inc. along with the right to use that name and changed its name to Internetwork Experts, Inc. ("INX").

     The condensed consolidated financial statements presented herein as of and for the three and nine months ended September 30, 2000 are unaudited; however, all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, recurring nature. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet at December 31, 1999 is derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Although management believes the disclosures are adequate, certain information and disclosure normally included in the notes to the financial statements has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission.

     Reclassifications   -  Certain  amounts  in  the   consolidated   financial
statements presented herein have been reclassified to conform to current year presentation.

     Use of Estimates - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from these estimates.

     Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities- ("SFAS No. 133"). SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe the adoption of SFAS No. 133 will have a material impact on its financial position and the results of operations and cash flows..

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

2.   DISCONTINUED OPERATIONS

     On March 16, 2000, I-Sector entered into an agreement to sell certain assets of and the ongoing operations of its Computer Products Division. The sale transaction closed on May 19, 2000, after stockholder approval was obtained and other required conditions of closing were satisfied. Under the terms of the agreement, I-Sector received a cash purchase price at closing of approximately $16,440, including $1,952 attributable to inventory and $279 attributable to equipment, plus the contingent right to receive up to $500 in proceeds from an escrow account established to satisfy the Company's liability for any breaches of the Company's representations and warranties under the agreement. The cash purchase price was subject to certain post-closing adjustments that resulted in a credit to the purchaser of approximately $384. The transaction was recognized for financial reporting purposes in the quarter ended March 31, 2000 and pretax income from the discontinued operations of the Computer Products Division (net of taxes of $156) was $302 for the three months ended March 31, 2000. In the quarter ended March 31, 2000, a gain on disposal of $5,091 (net of taxes of $2,625) was recognized, which included an estimated loss of $604 (net of taxes of $311) for the operating results from the measurement date, March 16, 2000 to the closing date of the sale, as well as a loss on the equipment sold of $352 (net of taxes of $181) and estimates for the impairment of assets caused by the disposal decision of $2,593 (net of taxes of $1,336). During the quarter ended June 30, 2000, I-Sector revised its estimates relating to the impairment of assets and recognized a loss on disposal of $387 (net of taxes of $199). During the quarter ended September 30, 2000, I-Sector again revised its estimates relating to the impairment of assets and recognized a loss on disposal of $969 (net of taxes of $500). I-Sector retained accounts receivable attributable to the Computer Products Division, which, at September 30, 2000, was approximately $1,293, net of reserves. I-Sector also retained fixed assets of $255 and liabilities related to the Computer Products Division. Fixed assets that were not sold are being redeployed in the continuing operations. The balance sheet caption "Net liabilities related to discontinued operations" at September 30, 2000 includes $984,000 of estimated expenses relating to the disposal. Revenue for the Computer Products Division for the three and nine month periods ending September 30, 2000 through the date of disposition was $120 and $49,333, respectively and $44,611 and $132,826 for the same periods in 1999. The Company allocates interest expense to its various divisions on a proportional basis based on accounts receivable. Interest expense allocated to the Computer Products Division for the nine months ended September 30, 1999 and 2000 and for the period from April 1, 2000 to May 19, 2000 was $566, $237 and $62, respectively. In connection with the sale of the Computer Products Division, I-Sector also sold the El Paso portion of the IT Services business. The El Paso branch office portion of the IT Services business accounted for revenue of $1,305 and $942 and an operating loss of $244 and $720 in the nine months ended September 30, 1999 and 2000, respectively. The El Paso services business has been included through the close date of May 19, 2000 in the continuing operations (as a part of the Corporate segment) for the nine months ended September 30, 2000.

     On November 2, 1999, I-Sector approved a plan to sell or close its Telecom division. This was the measurement date. The sale was finalized on March 16, 2000. Under the terms of the sale I-Sector received $250 cash and the ability to obtain restricted stock in the purchaser contingent upon the performance of the acquired operations during a period ending six months after the closing date. Additionally, the purchaser assumed all telephone equipment warranty obligations of I-Sector up to a maximum of $30. Any excess warranty costs incurred by the purchaser will be billed to I-Sector at an agreed upon rate. Loss from discontinued operations (net of tax benefit of $354) was $687 for the nine months ended September 30, 1999. A disposal loss, including an estimate of the operating results from the measurement date, November 2, 1999 to the closing date of the sale, as well as estimates for impairment of assets caused by the disposal decision were recognized at December 31, 1999. During the nine months ended September 30, 2000, I-Sector revised its estimate of the loss on disposal and recorded an additional loss (net of tax benefit of $65) of $127. I-Sector has retained accounts receivable of approximately $218, net of reserves, at September 30, 2000, related to the Telecom Division. The Revenue for the Telecom Division for the three and nine month periods ending September 30, 2000 through the date of disposition, March 16, 2000, was $0 and $752, respectively, and $704 and $3,164 for the same periods in 1999.

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

     Historically the Director Plan provided for a one-time option by newly elected directors to purchase up to 5,000 shares of common stock, after which each director was entitled to receive an option to purchase up to 2,000 common shares upon each date of reelection to I-Sector's Board of Directors. On May 2, 2000, the I-Sector Board of Directors amended the Non-Employee Director Stock Option Plan to provide for the issuance of options to purchase 5,000 shares of common stock to each Non-employee Director upon his election as a director. In addition, the Board of Directors authorized the issuance of 5,000 shares to each of the Non-employee Directors, who was serving as a director at that date, as additional compensation for prior periods, each such additional option to be issued at the time of that Director's next election as an I-Sector director.

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

     The number of options outstanding and the exercise price under each of the three Plans were as follows at September 30, 2000:

                                           1996              2000
     Exercise Price   Director Plan   Incentive Plan    Incentive Plan
         $1.063                          190,012
         $1.375                            4,500
         $1.500           28,000         192,640              14,100
         $1.563                           17,020
         $1.750            9,000           1,900
         $2.188                                                5,000
         $2.266                                               35,800
         $2.313                                               32,471
         $2.938                                                  400
         $6.000                            8,000                   0
                       ---------       ---------           ---------

     Total granted        37,000         414,072              87,771
                       =========       =========           =========

     In addition, incentive awards in the form of restricted stock were granted for 14,286 shares that would have vested ratably over the two-year period ending July 7, 1999, and 50,000 shares, which would have vested ratably over the five-year period ending May 20, 2004. During the quarter ended June 30, 1999 I-Sector exchanged restricted stock awards for 62,086 shares for stock option grants on 126,172 shares at an exercise price of $1.06 per share. The stock option grants vest over the same period as the exchanged restricted stock awards. As of September 30, 2000, I-Sector had restricted stock awards outstanding for 1,200 shares.

4.   SEGMENT INFORMATION

     I-Sector has six reportable segments: ACS, Synergy, INX, IT Staffing, Stratasoft and Corporate. Corporate includes the operations of the Company's El Paso service operations which were sold on May 19, 2000, and service operations relating to computer installations for a certain customer. The installations for this customer ceased when the Computer Products Division was sold on May 19, 2000. The combined ACS, Synergy and IT Staffing, plus the El Paso service business and the service operations related to that certain customer were previously reported as the IT Services segment prior to the quarter ended June

30, 2000. ACS provides customers with on-site and carry-in computer repair, application support and operating system and network migration services. Synergy provides customers with turnkey outsourced IT helpdesk solutions, technical staff augmentation for IT helpdesk operations and helpdesk solutions consulting services. IT Staffing provides IT professionals to work on temporary assignments, recruiting services and placements. INX provides professional services in the area of large-scale network infrastructure requirements that are Cisco centric. Stratasoft, reported prior to the quarter ended June 30, 2000, as the CTI Software segment, produces software products that facilitate telephony and computer integration primarily for telemarketing and call center applications. The accounting policies of the business segments are the same as those for I-Sector. I-Sector evaluates performance of each segment based on operating income. Management only views accounts receivable, and not total assets, by segment in their decision-making. Intersegment sales and transfers are not significant and are shown in the Elimination column in the following table. The tables below show the results of the six reportable segments:

For the quarter ended September 30, 2000:

                                                                        IT
                                       ACS     Synergy      INX      Staffing  Stratasoft Corporate Elimination Consolidated

Total  revenue                      $   571    $   841    $   700    $   334    $ 1,779    $   (41)   $   (11)   $ 4,173
Cost of sales and services              511        735        735        250      1,015         79        (11)     3,314
                                     ------     ------     ------     ------     ------     ------     ------      -----
Gross profit (loss)                      60        106        (35)        84       764        (120)         0        859
Selling, general and
     administrative expenses            330        360        327        138      1,139        988          0      3,282
                                     ------     ------     ------     ------     ------     ------     ------     -----
Operating loss                      $  (270)   $  (254)   $  (362)   $   (54)   $  (375)   $(1,108)    $    0      2,423)
                                     ======     ======     ======     ======     ======     ======     ======
Interest expense (income), net of
     other income                                                                                                   (100)
                                                                                                                  ------
Loss before benefit for income tax                                                                                (2,323)
Benefit for income tax                                                                                              (708)
                                                                                                                  ------
Net loss from continuing operations                                                                               (1,615)
Net loss on disposal, net of taxes                                                                                (1,095)
                                                                                                                  ------
Net loss                                                                                                         $(2,710)
                                                                                                                  ======

Accounts receivable, net            $   700    $ 1,016    $   266    $   279    $   803    $ 1,055    $     0    $ 4,119
                                     ======     ======     ======     ======     ======     ======     ======     ======
Accounts receivable retained from
     discontinued operations, net                                                                                  1,511
                                                                                                                  ------
Total accounts receivable, net                                                                                   $ 5,630
                                                                                                                  ======

For the quarter ended September 30, 1999:
Total revenue                       $   926    $ 1,838    $     0    $   269    $ 1,329    $   558    $     0    $ 4,920
Cost of sales and services              586      1,163          0        189        623        477          0      3,038
                                     ------     ------     ------     ------     ------     ------     ------     ------
Gross profit                            340        675          0         80        706         81          0      1,882
Selling, general and
     administrative expenses            276        548          0        113        524        264          0      1,725
                                     ------     ------     ------     ------     ------     ------     ------     ------
Operating income (loss)             $    64    $   127    $     0    $  (33)    $ 182      $  (183)   $     0        157
                                     ======    =======     ======     ======     ======     ======     ======
Interest expense (income), net of
     other income                                                                                                    (19)
                                                                                                                  ------
Income before benefit for income tax                                                                                 176
Provision for income tax                                                                                              60
                                                                                                                  ------
Net income from continuing operations                                                                                116
Net income from

     discontinued operations, net of tax                                                                             216
                                                                                                                  ------
Net income                                                                                                       $   332
                                                                                                                  ======

Accounts receivable, net            $ 1,571    $   704    $     0    $   133    $   916    $   693    $     0    $ 4,017
                                     ======     ======     ======     ======     ======     ======     ======
Accounts receivable retained from
     discontinued operations, net                                                                                 28,461
                                                                                                                  ------
Total accounts receivable, net                                                                                   $32,478
                                                                                                                  ======

For the nine months ended September 30, 2000:

                                                                       IT
                                       ACS     Synergy      INX      Staffing  Stratasoft Corporate Elimination Consolidated

Total  revenue                      $ 1,955    $ 3,725    $   700    $   970    $ 5,424    $ 1,623    $   (11)   $14,386
Cost of sales and services            1,551      2,899        735        722      2,841      1,670        (11)    10,407
                                     ------     ------     ------     ------     ------     ------     ------     ------
Gross profit (loss)                     404        826        (35)       248      2,583        (47)         0      3,979
Selling, general and
     administrative expenses            864      1,474        327        312      2,947      1,620          0      7,544
                                     ------     ------     ------     ------     ------     ------     ------     ------
Operating income (loss)             $  (460)   $  (648)   $  (362)   $   (64)   $  (364)   $(1,667)   $     0     (3,565)
                                     ======     ======     ======     ======     ======     ======     ======
Interest expense (income), net of
     other income                                                                                                   (135)
                                                                                                                  ------
Loss before benefit for income tax                                                                                (3,430)
Benefit for income tax                                                                                            (1,075)
                                                                                                                  ------
Net loss from continuing operations                                                                               (2,355)
Net income from discontinued operations,
  net of tax                                                                                                         300
                                                                                                                  ------

Net gain on disposal, net of taxes                                                                                 3,392
                                                                                                                  ------
Net income                                                                                                       $ 1,337
                                                                                                                  ======

Accounts receivable, net            $   700    $ 1,016    $   266    $   279    $   803    $ 1,055    $     0    $ 4,337
                                     ======     ======     ======     ======     ======     ======     ======     ======
Accounts receivable retained from
     discontinued operations, net                                                                                  1,293
                                                                                                                  ------
Total accounts receivable, net                                                                                   $ 5,630
                                                                                                                  ======

For the nine months ended September 30, 1999:

Total revenue                       $ 2,741    $ 5,836    $     0    $   775    $ 2,924    $ 1,478    $     0    $13,754
Cost of sales and services            1,856      3,960          0        497      1,367      1,112          0      8,792
                                     ------     ------     ------     ------     ------     ------     ------     ------
Gross profit                            885      1,876          0        278      1,557        366          0      4,962
Selling, general and
     administrative expenses            828      1,764          0        365      1,469        607          0      5,033
                                     ------     ------     ------     ------     ------     ------     ------     ------
Operating income (loss)             $    57    $   112    $     0    $   (87)   $    88    $  (241)   $     0        (71)
                                     ======     ======     ======     ======     ======     ======     ======
Interest expense (income), net of
     other income                                                                                                     (4)
                                                                                                                  ------
Loss before benefit for income tax                                                                                   (67)
Benefit for income tax                                                                                                (3)
                                                                                                                  ------
Net loss from continuing operations                                                                                  (64)
Net loss from discontinued operations,
  net of tax                                                                                                         (28)
                                                                                                                  ------
Net loss                                                                                                         $   (92)
                                                                                                                  ======

Accounts receivable, net            $ 1,571    $   704    $     0    $   133    $   916    $   693    $     0      4,017
                                     ======     ======     ======     ======     ======     ======     ======
Accounts receivable retained from
     discontinued operations, net                                                                                 28,461
                                                                                                                  ------
Total accounts receivable, net                                                                                   $32,478
                                                                                                                  ======

I-Sector has previously allocated the cost of its corporate department to its operating subsidiaries. Beginning in the quarter ended September 30, 2000 that department is included in the Corporate segment.

5.EARNINGS PER SHARE

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

     The potentially dilutive options totaling 148,733 and 214,360 shares for the three and nine months ended September 30, 2000 and 67,559 shares for the three and nine months ended September 30, 1999, respectively, calculated under the treasury stock method, were not used in the calculation of diluted earnings per share since the effect of potentially dilutive securities in computing a loss per share on continuing operations is antidilutive.

     There were warrants to purchase 176,750 shares of common stock for the nine months ended September 30, 2000 and 1999 which were not included in computing the effect of dilutive securities because the inclusion would have been antidilutive.

6.LITIGATION

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

     On May 16, 2000, Jack B. Corey ("Corey") filed suit against the Company in JACK B. COREY V. ALLSTAR SYSTEMS, INC., Cause No. 2000-24796, in the District Court of Harris County, Texas, 113th Judicial District, seeking to enjoin the sale of its computer product division and certain other assets to Amherst Technologies, and for unspecified damages. On May 17, 2000, a state court denied Corey's Application for Temporary Restraining Order and on May 22, 2000, a second state court denied his Application for a Temporary Injunction and for Expedited Discovery as moot. The present pleadings lack specificity as to Corey's claim for damages and it is unclear at this time whether Corey will pursue such a claim. However, the Company strongly denies that it engaged in any improper conduct with regard to the asset sale and intends to vigorously defend any claim that might be pursued by Corey.

     I-Sector is party to litigation and claims which management believes are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, I-Sector believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

7.   SUBSEQUENT EVENT

     On October 27, 2000, INX acquired certain assets and liabilities of Internetwork Experts, Inc., a Dallas professional services firm that was also focused on the architecture, design, implementation and support of high-end network infrastructure for service providers and large enterprises. The transaction is being accounted for as a purchase of certain of the assets of Internetwork Experts by INX. The combined entity is a wholly owned subsidiary of I-Sector Corporation. INS subsequently went through a legal name change to Internetwork Experts, Inc. ("INX"). The seller received a cash purchase price of $200,000 plus a right to further payments contingent upon attaining certain Cisco designations within 6 months and upon performance of the acquired operations.

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

Overview

     I-Sector Corporation ("I-Sector") historically engaged in the business of providing its customers with solutions to their information and communications technology needs. Historically, our revenue was derived through four primary areas of business, IT Services, CTI Software, Computer Products and Telecom Systems, each of which had historically been reported as a segment. We recently sold our Telecom Systems and Computer Products businesses. After the sale of these businesses, we separated what was the IT Services business into three separate businesses, each of which is a wholly owned subsidiary corporation. One of these subsidiary companies is IT Staffing, Inc. ("IT Staffing"), which had already been operated as a wholly owned subsidiary since its inception in January, 1997. In July, 2000 we contributed the remaining components of the former IT Services business to two newly formed wholly owned corporations, Allstar Computer Services, Inc. ("ACS") and Synergy Helpdesk Solutions, Inc. ("Synergy"). Also in July, 2000 we formed another wholly owned company, Internetworking Sciences Corporation ("INX"), which operates in the IT services business sector. Subsequent to Sepember 30, 2000, INX acquired certain assets of Internetwork Expert, Inc., along with the right to use its name, and began operating as Internetwork Expert, Inc. (INX). Our CTI Software business was not affected by the recent sale of the Computer Products and Telecom Systems business units, however we are now referring to this segment by its corporate name, "Stratasoft" rather than "CTI Software" as we have in the past. We market our services businesses in Texas from four locations in the Houston, Dallas-Fort Worth, Austin and San Antonio metropolitan areas. Stratasoft markets its products worldwide through a direct sales force and an authorized dealer network.

     On March 16, 2000 we entered into separate agreements whereby (i) we sold certain key assets of, and the ongoing business operations of, our Telecom Systems business and (ii) we agreed to sell the ongoing business operations of our Computer Products business, together with certain key assets of our IT Services business located in El Paso, Texas. We retained accounts receivable and inventory related to the businesses that were sold.

     A disposal loss (net of taxes), including an estimate of the operating results from the measurement date, November 2, 1999 to the closing date of the sale of Telecom Systems was recognized at December 31, 1999. The sale of Computer Products closed on May 19, 2000 after stockholder approval was obtained and other conditions to closing were satisfied. The terms of the agreement included cash consideration of $16.4 million, plus the possibility of receiving a future payment of up to $500,000 from an escrow account. The terms of the agreement also included possible future cash payments contingent upon future performance of the operations being sold. We recognized a gain of approximately $3.7 million, net of taxes, on the sale. We retained the other assets of our IT Services business, which provides a variety of services related to the use of information technology, and, as discussed above, contributed those assets to newly formed wholly owned subsidiaries. By operating through these highly focused wholly owned subsidiaries, we believe that we will offer better customer service and improve our financial performance. We also retained our Stratasoft business, which develops and markets telecommunications software. During the quarter ended September 30, 2000, Stratasoft produced 42.6% of total revenue while ACS, IT Staffing and Synergy contributed 13.7%, 8.0% and 20.2% of revenue, respectively. INX, our newly formed subsidiary, contributed 16.8% of our revenue. Our Corporate segment, which includes operations that are not on-going because of the sale of the Computer Products Division, comprised the remaining (0.1)% of revenue.

     We believe the sale of our Computer Products Division provided sufficient cash to initiate a fundamental change in our business strategy that will allow us to deploy our liquid capital in endeavors that we believe will ultimately result in improved stockholder value. We believe we will produce more rapid growth, and better financial performance, by the separation of our various information technology services into focused, specialized companies with each led by a separate management team with personal financial incentives tied to their company's financial performance. Additionally, we plan to continue to expand our Stratasoft business through our wholly owned subsidiary, Stratasoft, Inc.

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

     ACS provides customers with on-site and carry-in computer repair, application support and operating system and network migration services. Synergy provides customers with turnkey outsourced IT helpdesk solutions, technical staff augmentation for IT helpdesk operations and helpdesk solutions consulting services. IT Staffing continues its established business placing IT professionals on temporary assignments and permanent placements. INX focuses on the design, deployment and support of networking infrastructure. INX provides professional services for customers that have large-scale network infrastructure requirements that are Cisco centric. The areas of practice for INX include network design, implementation, turnkey support, security audits and firewall design, network infrastructure management and network infrastructure consulting services.

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

     Our cost of services for each of our service businesses is primarily comprised of labor. Labor has a more fixed nature such that higher levels of service revenue produces higher gross margin while lower levels of service revenue produces less gross margin. Management of labor cost is important in order to prevent erosion of gross margin.

     Stratasoft develops and markets proprietary software that integrates business telephone systems and networked computer systems. Stratasoft's basic products are sometimes customized to suit a customer's particular needs and are sometimes bundled with computer hardware supplied by us at the customer's request. Stratasoft products include software for call center management, both in-bound and out-bound, as well as interactive voice response software.

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

      Three Months Ended September 30, 2000 Compared To Three Months Ended
                   September 30, 1999 (Dollars in thousands)

     The following table sets forth, for the periods indicated, certain financial data derived from our unaudited consolidated statements of operations for the three months ended September 30, 2000 and 1999. The discussion below relates only to our continuing operations, unless otherwise noted.

                                            Three months ended September 30,

                                              2000                  1999
                                              ----                  ----
                                         Amount      %         Amount     %
                                         ------     ---        ------    ---
Revenue

  ACS                                  $    571     13.7     $    926    18.8
  Synergy                                   841     20.2        1,838    37.4
  INX                                       700     16.8            0     0.0
  IT Staffing                               334      8.0          269     5.5
  Stratasoft                              1,779     42.6        1,329    27.0
  Corporate                                 (41)    (0.1)         558    11.3
Elimination                                 (11)    (0.2)           0     0.0
                                        -------    -----      -------   -----
         Total revenue                    4,173    100.0        4,920   100.0
Gross profit (loss):
  ACS                                        60     10.5          340    36.7
  Synergy                                   106     12.6          675    36.7
  INX                                       (35)    (5.0)           0     0.0
  IT Staffing                                84     25.1           80    29.7
  Stratasoft                                764     42.9          706    53.1
  Corporate                                (120)   292.7)          81    14.5
  Elimination                                 0      0.0            0     0.0
                                        -------    -----      -------   -----
         Total gross profit                 859     20.6        1,882    38.3
Selling, general and administrative
  expenses:
  ACS                                       330     57.8          276    29.8
  Synergy                                   360     42.8          548    29.8
  INX                                       327     46.7            0     0.0
  IT Staffing                               138     41.3          113    42.0
  Stratasoft                              1,139     64.0          524    39.4
  Corporate                                 988    241.0          264    47.3
                                        -------    -----      -------   -----
         Total selling, general and
           administrative
         Expenses                         3,282     78.6        1,725    35.1
Operating income (loss):
  ACS                                      (270)   (47.3)          64     6.9
  Synergy                                  (254)   (30.2)         127     6.9
  INX                                      (362)   (51.7)           0     0.0
  IT Staffing                               (54)   (16.2)         (33)  (12.3)
  Stratasoft                               (375)   (21.1)         182    13.7
  Corporate                              (1,108)  (270.2)        (183)  (32.8)
                                        -------    -----      -------   -----
         Total operating loss            (2,423)   (58.1)         157     3.2
Interest expense (income) net of
     other income                          (100)   (2.4)          (19)   (0.4)
                                        -------    -----      -------   -----
Loss before benefit for income taxes     (2,323)   (55.7)         176     3.6
Benefit for income taxes                   (708)   (17.0)          60     1.2
                                        -------    -----      -------   -----
Net loss from continuing operations     (1,615)    (38.7)         116     2.4
Discontinued operations:
Net loss from discontinued operations                             216     4.4
Loss on disposal                        (1,095)    (26.2)           0     0.0
                                        -------    -----      -------   -----
Net loss                               $ (2,710)   (64.9)    $    332     6.7
                                        =======    =====      =======   =====

I-Sector has previously allocated the cost of its corporate department to its operating subsidiaries. Beginning in the quarter ended September 30, 2000 that department is included in the Corporate segment.

     TOTAL REVENUE. Total revenue decreased by $747 (15.2%) to $4,173 in 2000 from $4,920 in 1999.

     ACS revenue decreased by $355 (38.3%) to $571 in 2000 from $926 in 1999. As a percentage of total revenue ACS revenue decreased to 13.7% in 2000 from 18.8% in 1999. The decrease in ACS revenue was primarily attributable to issues related to the reorganization of our former IT Services Division into wholly-owned subsidiaries, each of which have a particular market focus, and one of which is ACS, together with the loss of revenue from certain customers and the loss of certain categories of revenue after the sale of the Computer Products Division.

     Synergy revenue decreased by $997 (54.2%) to $841 in 2000 from $1,838 in 1999. As a percentage of total revenue Synergy revenue decreased to 20.2% in 2000 from 37.4% in 1999. The decrease in Synergy revenue was primarily attributable to issues related to the reorganization of our former IT Services Division into wholly-owned subsidiaries, each of which have a particular market focus, and one of which is Synergy, together with the loss of revenue from certain customers and the loss of certain categories of revenue after the sale of the Computer Products Division.

     INX revenue was $700 for the quarter and represent 16.8% of total revenue. INX was newly formed in July, 2000 to meet the needs of customers in the area of large-scale network infrastructure requirements that are Cisco centric. INX exerted intense efforts to introduce itself to the market in Dallas and Houston and form customer relationships. Subsequent to the third quarter, INX acquired an established service business in Dallas. The purchase included an established customer list, seven engineers and two sales staff members.

     IT Staffing revenue increased by $65 (24.2%) to $334 in 2000 from $269 in 1999. As a percentage of total revenue IT Staffing revenue increased to 8.0% in 2000 from 5.5% in 1999. Of the various components of our former IT Services division, IT Staffing revenue was least affected by the sale of the Computer Products Division. The increased revenue is a result of increased selling efforts and new customer relationships.

     Stratasoft revenue increased by $450 (33.9%) to $1,779 in 2000 from $1,329 in 1999. Stratasoft revenue, as a percentage of total revenue, increased to 42.6% in 2000 from 27.0% in 1999. The increase in Stratasoft revenue was due to better recognition of Stratasoft products in the market place, the expansion of the sales staff and dealer network and to increased advertising and marketing efforts.

     The Corporate segment includes both costs related to the operation of the corporate entity that are not allocated to any subsidiary company, plus certain operations which are not on-going because of the sale of the Computer Products Division and including prior period installation revenue that was related to a certain customer of our Computer Products Division and revenue from our former El Paso branch office, which ceased because of the sale of the Computer Products Division. As these operations have ceased or are winding up we expected an insignificant amount of revenue in the quarter ending September 30, 2000. Corporate revenue decreased by $599 (107.3%) to $(41) in 2000 from $558 in 1999. Revenue in 2000 is negative because of credits issued to customers. As a percentage of total revenue Corporate revenue decreased to (0.1)% in 2000 from 11.3% in 1999. The El Paso branch office service business had revenue of $1 and $416 in the quarters ended September 30, 2000 and 1999, respectively. Installation revenue for the certain customer of the Computer Products Division (also discontinued effective May 19, 2000) contributed revenue of $(40) and $141 in the quarters ended September 30, 2000 and 1999, respectively.

     GROSS PROFIT. Gross profit decreased by $1,023 (54.4%) to $859 in 2000 from $1,882 in 1999. Gross margin decreased to 20.6% in 2000 from 38.3% in 1999.

     ACS gross profit decreased by $280 (82.4%) to $60 in 2000 from $340 in 1999. Gross margin for ACS decreased to 10.5% in 2000 from 36.7% in 2000. ACS cost of service consists primarily of labor cost. Labor has a more fixed nature such that higher levels of service revenue produces higher levels of gross margin while lower levels of service revenue produces lower gross margin. In periods when service revenue decreases, it becomes more important to manage labor cost in order to prevent erosion of gross margin. Subsequent to the separation of the IT Services segment into wholly owned subsidiary companies in July 2000, ACS experienced lower labor utilization related to lower revenue. In addition to the billable technical staff utilization issue, ACS had a single large project during the quarter on which gross profit margin was about 12% below normal levels, which negatively impacted the overall margin..

     Synergy gross profit decreased by $569 (84.3%) to $106 in 2000 from $675 in 1999 as revenue decreased by 54.2%. Gross margin decreased to 12.6% in 2000 from 36.7% in 1999. As with ASC our cost of service is labor intensive. Labor has a more fixed nature such that higher levels of service revenue produces higher gross margin while lower levels of service revenue produces less gross margin. In periods when service revenue decreases, it becomes more important to manage labor cost in order to prevent erosion of gross margin. As with ACS, after the restructuring and separation of the IT Service segment into wholly owned subsidiary companies, Synergy experienced lower labor utilization related to lower revenue.

     INX gross loss was $35 and 5.0% of revenue. Since INX was formed in July, 2000, there is no history for comparison. As a newly formed start-up operation, it had to have billable technical staff in place in order to be able to market their services, but was unable to utilize that technical staff sufficiently to cover their labor cost.

     IT Staffing gross profit increased by $4 (5.0%) to $84 in 2000 from $80 in 1999 as revenue increased by 24.2%. Gross margin decreased to 25.1% in 2000 from 29.7% in 1999. The increase in gross profit was primarily due to an increase in the revenue. The decrease in gross margin percentages was primarily due to a contract with a major customer which limits the rates for that particular customer, which more than offset a positive impact related to higher levels of higher margin placement fees for permanent placements as compared to the year earlier period.

     Stratasoft gross profit increased by $58 (8.2%) to $764 in 2000 from $706 in 1999 as revenue increased by 33.9%. Gross margin for Stratasoft decreased to 42.9% in 2000 from 53.1% in 1999. The decreased gross margin was primarily due to inventory markdowns along with increased travel costs for technical staff traveling internationally for project installations. Gross margin was also negatively impacted by the mix of sales, with a higher proportion of total systems sales, which include a hardware component, as compared to software only sales, which do not have a hardware cost of goods component.

     Corporate gross profit decreased by $201 (248.1%) to a loss of $120 in 2000 from a gross profit of $81 in 1999 as revenue decreased by 107.3%. Gross margin decreased to (292.7%) in 2000 from 14.5% in 1999. The El Paso service business that was sold on May 19, 2000 produced gross profit of $19 in 2000 as compared to a gross profit of $71 in the same quarter in 1999. We experienced certain costs related to winding up our service operations in the El Paso branch office that negatively impacted gross profit. Augmenting those results, the gross margin on installations for the customer that was lost in the Computer Products Division sale produced a gross loss of $57 in 2000 as compared to a gross profit of $9 in 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1,557 (90.3%) to $3,282 in 2000 from $1,725 in 1999. As a percentage of revenue, these expenses increased by 43.5%, to 78.6% of revenue in 2000 from 35.1% of revenue in 1999. Overall, our spending was up primarily related to organizing the new subsidiary companies, hiring new members of management for these new companies, and expanding the sales marketing staff in the new companies. In addition, legal fees related to both collection efforts and litigation were higher than historical levels and higher than expected. Selling, general and administrative expenses include $142 and $120 of depreciation in the quarters ended September 30, 2000 and 1999, respectively. During the third quarter, we identified issues related to the collectability of certain accounts receivable accounts and realized a higher than normal bad debt expense for the quarter in the amount of $500. Corporate selling, general and administrative expenses increased by $724 (274.2%) to $988 in 2000 from $264 in 1999 primarily due to the administrative costs associated with billing and collecting of the installation revenue to wind up services for the customer lost in the sale of the Computer Products Division and because costs related to the maintenance of the corporate organization, including executive management compensation, corporate-level insurance, legal, director and investor relations expenses, which were previously allocated out to the operating segments, are now included in the Corporate segment beginning in the third quarter. Of this increase in Corporate selling, general and administrative expense, $160 was primarily bad debt expense related to the certain customer for which installation revenue ceased because of the sale of the Computer Products Division.

     OPERATING LOSS FROM CONTINUING OPERATIONS. Our operating loss increased by $2,580 (1,643.3%) to a loss of $2,423 in 2000 from a profit of $157 in 1999 due, principally, to the decrease in a Corporate operating loss of $1,108, Synergy operating loss of $254, ACS operating loss of $270, INX operating loss of $362 and Stratasoft increase in selling, general and administrative expense of $615.

     INTEREST EXPENSE (INCOME), NET OF OTHER INCOME. Interest expense (expense), net of other income, decreased by $81 to $(100) in 2000 compared to $(19) in 1999, primarily due to the reduction of notes payable and investment of available cash.

     DISCONTINUED OPERATIONS. On November 2, 1999 we approved a plan to sell or close our Telecom Systems Division. A sale of certain assets of the division and its ongoing operations closed on March 16, 2000. As a consequence of these events, the operations of Telecom Systems are reported as discontinued operations. The loss on discontinued operations related to Telecom Systems in the quarter ended September 30, 1999 was $281, net of a tax benefit of $145. For the quarter ended September 30, 2000 the loss on disposal related to Telecom Systems was $127, net of a tax benefit of $65, which was primarily the result of increased charges related to the carrying value of accounts receivable accounts and inventory.

     On March 16, 2000 we entered into an agreement to sell certain assets of, and the ongoing operation of, our Computer Products Division. The sale transaction closed on May 19, 2000. As a consequence of these events, the operations of Computer Products are reported as discontinued operations. The sale transaction was reported in the quarter ended March 31, 2000. For the quarter ended September 30, 2000 the loss on disposal related to Computer Products was $969, net of tax benefit of $500, which was primarily the result of increased charges related to the carrying value of accounts receivable accounts and inventory together with increased expense accruals related to winding down the operations of Computer Products..

     NET LOSS. Net loss on continuing operations, after a benefit for income taxes totaling $708 (reflecting an effective tax rate of 30.5% in 2000 compared to 33.0% in 1999), increased by $1,731 to $1,615 in 2000 compared to a profit of $116 in 1999. The Company also had a net loss from discontinued operations of $216, net of taxes of $114, in the quarter ended September 30, 1999. Additionally, a loss on disposal of $1,095 (net of taxes of $566) was recognized in the quarter ended September 30, 2000.

          Nine Months Ended September 30, 2000 Compared To Nine Months
                            Ended September 30, 1999
                             (Dollars in thousands)

     The following table sets forth, for the periods indicated, certain financial data derived from our unaudited consolidated statements of operations for the nine months ended September 30, 2000 and 1999. Likewise the discussion below relates only to our continuing operations, unless otherwise noted.

                                      Nine months ended September 30,

                                              2000                  1999
                                              ----                  ----
                                         Amount      %         Amount     %
                                         ------     ---        ------    ---
Revenue

  ACS                                  $   1,955    13.6     $  2,741    19.9
  Synergy                                  3,725    25.9        5,836    42.4
  INX                                        700     4.9            0     0.0
  IT Staffing                                970     6.7          775     5.6
  Stratasoft                               5,424    37.7        2,924    21.3
  Corporate                                1,623    11.3        1,478    10.8
  Elimination                                (11)   (0.1)           0     0.0
                                        -------    -----      -------   -----
         Total revenue                    14,386   100.0       13,754   100.0
Gross profit:
  ACS                                        404    20.7          885    32.3
  Synergy                                    826    22.2        1,876    32.1
  INX                                        (35)   (5.0)           0     0.0
  IT Staffing                                248    25.6          278    35.9
  Stratasoft                               2,583    47.6        1,557    53.2
  Corporate                                  (47)   (2.9)         366    24.8
  Elimination                                  0     0.0            0     0.0
                                        --------   -----      -------   -----
         Total gross profit                3,979    27.7        4,962    36.1
Selling, general and administrative
  expenses:
  ACS                                        864    44.2          828    30.2
  Synergy                                  1,474    39.6        1,764    30.2
  INX                                        327    46.7            0     0.0
  IT Staffing                                312    32.2          365    47.1
  Stratasoft                               2,947    54.3        1,469    50.2
  Corporate                                1,619    99.8          607    41.1
                                        --------   -----      -------   -----
         Total selling, general and
           administrative
         Expenses                          7,543    52.4        5,033    36.6
Operating income (loss):
  ACS                                       (460)  (23.5)          57    (2.1)
  Synergy                                   (648)  (17.4)         112    (0.1)
  INX                                       (362)  (51.7)           0     0.0
  IT Staffing                                (64)   (6.6)         (87)  (11.2)
  Stratasoft                                (364)   (6.7)          88     3.0
  Corporate                               (1,666)  (102.6)       (241)  (16.3)
                                        --------   -----      -------   -----
         Total operating loss             (3,565)  (24.8)         (71)   (0.5)
Interest expense, net of interest
  income                                    (135)   (0.1)          (4)    0.0
                                        --------   -----      -------   -----
Loss before benefit for income taxes      (3,430)  (23.8)         (67)   (0.5)
Benefit for income taxes                  (1,075)   (7.5)          (3)   (0.0)
                                        --------   -----      -------   -----
Net loss from continuing operations       (2,355)  (16.4)         (64)   (0.5)
Discontinued operations:
Net income (loss) from discontinued
  operations                                 300     2.1          (28)    0.2
Gain on disposal                           3,392    23.6            0     0.0
                                        --------   -----      -------   -----
Net income (loss)                      $   1,337     9.3     $    (92)   (0.7)
                                        ========   =====      =======   =====

I-Sector has previously allocated the cost of its corporate department to its operating subsidiaries. Beginning in the quarter ended September 30, 2000 that department is included in the Corporate segment.

     TOTAL REVENUE. Total revenue increased by $632 (4.6%) to $14,386 in 2000 from $13,754 in 1999.

     ACS revenue decreased by $786 (28.7%) to $1,955 in 2000 from $2,741 in 1999. As a percentage of total revenue ACS revenue decreased to 13.6% in 2000 from 19.9% in 1999. The decrease in ACS revenue was attributable to issues related to the reorganization our former IT Services Division into wholly-owned subsidiaries, each of which have a particular market focus, and one of which is ACS, together with the loss of revenue from certain customers and the loss of certain categories of revenue after the sale of the Computer Products Division.

     Synergy revenue decreased by $2,111 (36.2%) to $3,725 in 2000 from $5,836 in 1999. As a percentage of total revenue Synergy revenue decreased to 25.9% in 2000 from 42.4% in 1999. The decrease in Synergy revenue was attributable to issues related to the reorganization our former IT Services Division into wholly-owned subsidiaries, each of which have a particular market focus, and one of which is Synergy together with the loss of revenue from certain customers and the loss of certain categories of revenue after the sale of the Computer Products Division.

     INX revenue was $700 and 4.9% of total revenue for the nine month period. INX was newly formed in July, 2000 to meet the needs of customers in the area of large-scale network infrastructure requirements that are Cisco centric. INX exerted an intense effort to introduce itself to the market in Dallas and Houston and form customer relationships. Subsequent to the third quarter, INX acquired an established network professional services business in Dallas. The purchase included an established customer list, seven engineers and two sales staff members.

     IT Staffing revenue increased by $195 (25.2%) to $970 in 2000 from $775 in 1999. As a percentage of total revenue IT Staffing revenue increased to 6.7% in 2000 from 5.6% in 1999. IT Staffing revenue was least affected by the sale of the Computer Products Division. The increased revenue is a result of increased selling efforts and new customer relationships.

     Stratasoft revenue increased by $2,500 (85.5%) to $5,424 in 2000 from $2,924 in 1999. Stratasoft revenue, as a percentage of total revenue, increased to 37.7% in 2000 compared to 21.3% in the same nine month period of 1999. The increase in Stratasoft revenue was due to both better recognition of Stratasoft products in the market place, to the expansion of the sales staff and dealer network, and to increased advertising and marketing efforts.

     The Corporate segment includes both costs related to the operation of the corporate entity that are not allocated to any subsidiary company plus certain operations which are not on-going because of the sale of the Computer Products Division, including prior period installations revenue that were related to a certain customer of our Computer Products Division and revenue from our former El Paso branch office, which was eliminated as part of the sale of the Computer Products Division. As these operations have ceased or are winding up we expect an insignificant amount of revenue in the quarter ending December 31, 2000. Corporate revenue increased by $145 (9.8%) to $1,623 in 2000 from $1,478 in 1999. As a percentage of total revenue Corporate revenue increased to 11.3% in 2000 from 10.8% in 1999. The El Paso branch office service business had revenue of $951 and $1,305 in the nine months ended September 30, 2000 and 1999, respectively. The El Paso service business has been included in the Corporate segment of the continuing operations for the nine months ended September 30, 2000 through the sale of these assets which occurred on May 19, 2000. Installation revenue for the certain customer of the Computer Products Division (also discontinued effective May 19, 2000) contributed revenue of $754 and $173 in the nine months ended September 30, 2000 and 1999, respectively.

     GROSS PROFIT. Gross profit decreased by $983 (19.8%) to $3,979 in 2000 from $4,962 in 1999. Gross margin decreased to 27.7% in 2000 from 36.1% in 1999.

     ACS gross profit decreased by $481 (54.4%) to $404 in 2000 from $885 in 1999 as revenue decreased by 28.7%. ACS cost of service is labor intensive. Labor has a more fixed nature such that higher levels of service revenue produces higher levels of gross margin while lower levels of service revenue produces lower gross margin. In periods when service revenue decreases, it becomes more important to manage labor cost in order to prevent erosion of gross margin. Subsequent to the separation of our former IT Services Division into wholly owned subsidiary companies in July 2000, ACS experienced lower labor utilization related to lower revenue. In addition, gross profit was impacted by increased employee benefit costs for technical staff related to changing from a partially self-funded health insurance plan to a fully funded plan.

     Synergy gross profit decreased by $1,050 (56.0%) to $826 in 2000 from $1,876 in 1999 as revenue decreased by 36.2%. As with ASC, our cost of service is labor intensive. Labor has a more fixed nature such that higher levels of service revenue produces higher gross margin while lower levels of service revenue produces less gross margin. In periods when service revenue decreases, it becomes more important for management of labor cost in order to prevent erosion of gross margin. Subsequent to the separation of our former IT Services Division into wholly owned subsidiary companies in July 2000, Synergy experienced lower labor utilization related to lower revenue. In addition, gross profit was impacted by increased employee benefit costs for technical staff related to changing from a partially self-funded health insurance plan to a fully funded plan.

     INX gross loss was $35 and 5.0% of revenue. Since INX was formed in July, 2000, there is no history for comparison. Additionally, as a newly formed start-up operation, it had to have billable technical staff in place in order to be able to market their services, but was unable to utilize that technical staff sufficiently to cover their labor cost.

     IT Staffing gross profit decreased by $30 (10.8%) to $248 in 2000 from $278 in 1999 as revenue increased by 25.2%. The decrease in gross profit is primarily due to a contract with a major customer, which limits the rates for that particular customer. In addition, gross profit was impacted by increased employee benefit costs for technical staff related to changing from a partially self-funded plan to a fully funded plan.

     Stratasoft gross profit increased by $1,026 (65.9%) to $2,583 in 2000 from $1,557 in 1999. Gross margin for Stratasoft decreased to 47.6% in 2000 from 53.2% in 1999 but were in line with expectations for this business. The decreased gross margin was primarily due to inventory markdowns along with increased travel costs for technical staff traveling internationally for project installations. Gross margin was also negatively impacted by the mix of sales, with a higher proportion of total systems sales, which include a hardware component, as compared to software only sales, which do not have a hardware cost of goods component.

     Corporate gross profit decreased by $413 (112.8%) to a loss of $47 in 2000 from profit of $366 in 1999 as revenue increased by 9.8%. Corporate gross margin decreased to (2.9)% in 2000 from 24.8% in 1999. The El Paso service business, which was sold on May 19, 2000, produced a gross loss of $7 in 2000 as compared to a gross profit of $339 in the same nine months in 1999, a decrease in profits of $346. We experienced certain costs related to winding up our service operations in the El Paso branch office that negatively impacted gross profit. The El Paso service business' gross profit was also impacted by the same costs of changing from a partially self-funded employee health insurance plan to a fully funded plan. Augmenting those results the gross margin on installations for the customer that was lost in the Computer Products Division sale produced gross profit of $42 in 2000 as compared to $27 in 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $2,511 (49.9%) to $7,544 in 2000 from $5,033 in 1999. As a percentage of revenue, these expenses increased by 15.8%, to 52.4% of revenue in 2000 from 36.6% of revenue in 1999. Selling, general and administrative expenses include $425 and $362 of depreciation in the nine month periods ended September 30, 2000 and 1999, respectively. Overall, our spending was up primarily related to organizing the new subsidiary companies, hiring new members of management for these new companies and expanding the sales and marketing staff in the new companies. Additionally, legal fees relating to both litigation and collection efforts, travel expenses and administrative compensation for Stratasoft were higher than historical levels and higher than expected. Selling, general and administrative expenses for the Corporate segment increased by $1,012 (166.7%) to $1,619 in 2000 as compared to $607 in the same nine month period of 1999 primarily because of the administrative costs associated with billing and collecting of the installation revenue to wind up services for the customer lost in the sale of the Computer Products Division. Additionally, costs related to the maintenance of the corporate organization, including executive management compensation, corporate-level insurance, legal, director and investor relations expenses, which were previously allocated out to the operating segments, are now included in the Corporate segment beginning in the third quarter. Consolidated selling, general and administrative expenses were also $132 higher in the nine month period of 2000 as compared to the same period of 1999 due to costs related to changing our employee health insurance plan from a partially self-funded plan to a fully funded plan. During the quarter ended September 30, 2000, we identified issues related to the collectability of certain accounts receivable accounts and realized a higher than normal bad debt expense for the nine month period of 2000 in the approximate amount of $900 higher as compared to the same period of 1999.

     OPERATING LOSS FROM CONTINUING OPERATIONS. Our operating loss increased by $3,494 (4921.1%) to $3,565 in 2000 from $71 in 1999 due, principally, to losses experienced of $1,667 in 2000 in the Corporate segment attributable to the loss of focus of the El Paso Service business that was sold in May 19, 2000. Additionally, Synergy experienced a loss in the nine-month period of $648 in 2000 as compared to income of $112 in the same period of 1999 due to reduced revenue and gross profit while being internally focused on reorganization.
Augmenting the El Paso loss, a $256 loss was experienced relating to an installation contract with a customer from whom the revenue ceased with the sale of the CPD division and $621 relating to corporate overhead. ACS experienced the same type of losses as Synergy with $460 in 2000 as compared to income of $57 in the same nine-month period of 1999. INX, as a start up company experienced a loss of $362. Stratasoft had a loss of $364 for the nine month period in 2000 as compared to a income of $88 in the same period of 1999, a decrease of $452 attributable primarily to an increase in legal expense, travel expenses and increased sales staff.

     INTEREST EXPENSE (INCOME), NET OF OTHER INCOME. Interest expense (income), net of other income, decreased by $131 to $(135) in 2000 compared to $4 in 1999. The decrease in expense is attributable to both the reduction of notes payable subsequent to the sale of the Computer Products Division and the investment of available cash.

     DISCONTINUED OPERATIONS. On November 2, 1999 we approved a plan to sell or close our Telecom Systems Division. A sale of certain assets of the division and its ongoing operations closed on March 16, 2000. As a consequence of these events, the operations of Telecom Systems are reported as discontinued operations. The company experienced a loss on disposal of $344 (net of taxes of $177) in the nine months ended September 30, 2000 from this discontinued operation. The loss on discontinued operations related to Telecom Systems in the nine months ended September 30, 1999 was $687, net of a tax benefit of $354.

     On March 16, 2000 we entered into an agreement to sell certain assets of, and the ongoing operation of, our Computer Products Division. The sale transaction closed on May 19, 2000. As a consequence of these events, the operations of Computer Products are reported as discontinued operations. For the nine months ended September 30, 2000 the company experienced net income on the discontinued operations of the Computer Products Division of $301 (net of taxes of $156) In addition, we experienced a gain on disposal of $3,736 (net of taxes of $1,925) related to the transaction. The income from discontinued operations related to Computer Products in the nine months ended September 30, 1999 was $660, net of taxes of $340.

     NET INCOME. Net income increased $1,429 to $1,337 in 2000 as compared to a loss of $92 for the same nine-month period in 1999. Net loss on continuing operations, after a benefit for income taxes totaling $1,075 (reflecting an effective tax rate of 31.4% in 2000 compared to 4.5% in 1999), decreased by $2,290 to a loss of $2,354 in 2000 compared to $64 in 1999. Net income on discontinued operations was $300 (net of tax of $156) as compared to a lost of $28 (net of tax benefit of $12) in 1999. Additionally, a gain on disposal of $3,392, net of taxes of $1,748 was recognized in the nine months ended September 30, 2000.

Liquidity and Capital Resources

     Our working capital was $11,947 and $9,567 at September 30, 2000 and December 31, 1999, respectively. As of September 30, 2000, we had outstanding borrowings of $244 and we had excess available borrowing base of $571 under our Deutsche Financial Services credit facility. We used the proceeds from the sale of our Computer Products Division and certain assets of IT services business located in El Paso, Texas to repay $9,300 in debt, which represented all of our secured debt, to Deutsche Financial Services ("DFS"). We expect to satisfy our capital requirements from our existing cash balances, collection of our accounts receivables and borrowings under our credit facilities.

Cash Flow

     Operating activities provided net cash totaling $20,052 during the nine months ended September 30, 2000. Operating activities provided net cash during the period primarily because of cash provided by a decrease in accounts receivable ($32,096) as well as proceeds from the sale of the Computer Products Division of ($16,161) offset by a decrease in accounts payable ($19,901) and accrued expenses ($1,758). The decrease in accounts payable was primarily the result of normal payment of payables, which had swelled due to the higher level of sales in the fourth quarter of 1999. The decrease in accrued liabilities results from lower accruals for personnel costs resulting from the sale of the Computer Products Division. The decrease in accounts receivable was primarily the result of lower sales and ultimately a ceasing of sales in our discontinued Computer Product Division and an increased emphasis on collections thereafter.

     Investing activities used cash totaling $54 during the nine months ended September 30, 2000 and consisted of proceeds of the sale of fixed assets related to the sale of the Computer Products Division offset by capital expenditures.

     Financing   activities  used  cash  totaling  $15,883   primarily   because
borrowings were reduced under our credit facility during the nine months ended September 30, 2000.

Asset Management

     We had accounts receivable, net of allowance for doubtful accounts, of $5,630 at September 30, 2000. The number of days' sales outstanding in accounts receivable from our continuing operations was 67.60 days, which is higher than the 60 days outstanding at December 31, 1999.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     We incur certain market risks related to interest rate variations because we hold floating rate debt. Based upon the average amount of debt outstanding during the nine months ended September 30, 2000, a one-percent increase in interest rates paid by us on our debt would have resulted in an increase in interest expense of approximately $49 for the period.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On February 1, 2000, a competitor brought a suit against our wholly owned subsidiary Stratasoft, Inc. in ESHARE TECHNOLOGIES, INC. AND INVENTIONS, INC. V STRATASOFT, INC., Cause No. 1 99-CV-2303 for the United States District Court for the Northern District of Georgia Atlanta Division. The plaintiff alleges infringement of certain patents owned by the competitor and is seeking a permanent injunction to prevent Stratasoft, Inc. from manufacturing, selling, offering for sale or using the alleged infringing products covered by patents owned by Eshare Technology, Inc. et al, as well as unspecified monetary damages. The suit is in its early stages of discovery, and therefore we are unable to determine the ultimate costs of this matter. We believe that this suit is without merit and intend to vigorously defend such action

     On May 16, 2000, Jack B. Corey ("Corey") filed suit against the Company in JACK B. COREY V. ALLSTAR SYSTEMS, INC., Cause No. 2000-24796, in the District Court of Harris County, Texas, 113th Judicial District, seeking to enjoin the sale of its computer product division and certain other assets to Amherst Technologies, and for unspecified damages. On May 17, 2000, a state court denied Corey's Application for Temporary Restraining Order and on May 22, 2000, a second state court denied his Application for a Temporary Injunction and for Expedited Discovery as moot. The present pleadings lack specificity as to Corey's claim for damages and it is unclear at this time whether Corey will pursue such a claim. However, the Company strongly denies that it engaged in any improper conduct with regard to the sale of its assets and intends to vigorously defend any claim that might be pursued by Corey.

     We are party to other litigation and claims which management believes are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty. We believe the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    I-Sector Corporation.

November 14, 2000                   By:   /s/ JAMES H. LONG
                                          -----------------
Date                                James H. Long, Chief Executive Officer,
                                    President and Chairman of the Board
                                    (Principal Financial and Accounting Officer)