Form 10-K
period 2000-12-31
ALLSTAR SYSTEMS INC
filed 2001-03-26
CIK 1020017

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ___________

                         Commission file number: 0-21479

                              I-SECTOR CORPORATION
             (Exact name of Registrant as specified in its charter)

                 Delaware                                 76-0515249
         (State of Incorporation)           I.R.S. Employer Identification No.)
          6401 Southwest Freeway

               Houston, TX                                 77074
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

Yes    X     No ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 16, 2001, as reported on NASDAQ Small Cap Market, was approximately $2,056,400.

         The number of shares of Common Stock, $.01 Par Value, outstanding as of March 16, 2001 was 4,042,525.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART I

Item 1.  Business

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY INCLUDING, BUT NOT LIMITED TO, STATEMENTS CONTAINED IN ITEM 1. - "BUSINESS" ITEM 2. - "PROPERTIES," ITEM 3. - "LEGAL PROCEEDINGS" AND ITEM 7. - "MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED THAT ANY STATEMENT THAT IS NOT A STATEMENT OF HISTORICAL FACT, INCLUDING BUT NOT LIMITED TO, STATEMENTS WHICH MAY BE IDENTIFIED BY WORDS INCLUDING, BUT NOT LIMITED TO, "ANTICIPATE," "APPEAR," "BELIEVE," "COULD," "ESTIMATE," "EXPECT" "HOPE," "INDICATE," "INTEND," "LIKELY," "MAY," "MIGHT," "PLAN," "POTENTIAL," "SEEK," "SHOULD," "WILL," "WOULD," AND OTHER VARIATIONS OR NEGATIVE EXPRESSIONS THEREOF, ARE PREDICTIONS OR ESTIMATIONS AND ARE SUBJECT TO KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. NUMEROUS FACTORS, INCLUDING FACTORS THAT THE COMPANY HAS LITTLE OR NO CONTROL OVER, MAY AFFECT THE COMPANY'S ACTUAL RESULTS AND MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. IN EVALUATING SUCH STATEMENTS, READERS SHOULD CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING MATTERS SET FORTH IN ITEM 1. "RISKS RELATED TO OUR BUSINESS STRATEGY," WHICH COULD CAUSE ACTUAL EVENTS, PERFORMANCE OR RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH STATEMENTS.

GENERAL

         I-Sector Corporation owns and operates subsidiary companies that are engaged in various aspects of the information and communications technology industries. In 2000, our revenue from continuing operations was derived through five primary subsidiary companies:

         Allstar Computer Services, Inc provides information technology services including: on site and carry-in computer repair; application support; operating system and network design and implementation; and turnkey systems support.

         Internetwork Experts, Inc is a network professional services organization with areas of practice that include: network design and implementation; turnkey support; security audits and firewall design; and network infrastructure management and consulting services.

         IT Staffing, Inc. is a contract staffing and recruiting company for IT professionals that provides contract staffing for temporary assignments and recruiting for permanent placements.

         Synergy Helpdesk Solutions, Inc. is an information technology professional services firm that provides: technical staff augmentation for IT helpdesk operations; turnkey outsourcing of the IT helpdesk function; helpdesk solutions consulting services; and information technology systems consulting and project management services.

         Stratasoft,  Inc.  has  developed,  and is  engaged in  marketing,  its
         software  products  for   computer-telephony   integration,   including
         products for call center and other high volume calling applications.

         As discussed in further detail below in Item 1. "Recent Sales of Business Segments," during the year 2000 we sold certain key assets of, and the ongoing business operations of, our Computer Products business and our Telecom Systems business.

INDUSTRY CHANGES

         The market for information and communications technology products and services has experienced tremendous growth over the past decade and the industry has changed significantly as the market has grown and evolved. Reselling of popular computing hardware and software products, and the support and maintenance of such products, which was formerly an early stage high growth industry sector, has matured. Other information technology industry sectors, such as consulting and project management related to Internet and Intranet network infrastructure are still somewhat early stage industry sectors. Yet other information technology industry sectors, such as consulting and project management related to Web-enabled supply chain management and customer resource management systems are in their infancy. As the information technology market has evolved, both challenges and opportunities have been created for industry participants.

         Our Computer Products business, which had evolved from a business model created in the early 1980's, had been struggling with numerous challenges related to the evolution of the computer reselling industry. Major product manufacturers had been changing their business models and their relationship with the computer reseller community. Web-based product reselling and direct selling by the major manufacturers was creating rapid change that resulted in lower gross margins throughout the computer product reselling industry. The proliferation of new products created an increasingly complex operating environment. These changes are, in part, modifying the purchasing habits of corporations related to both information technology products and services.

         At the same time, we believe the market for information technology services has grown increasingly larger, and increasingly more complex and varied. Only a few short years ago, it was normal for a mid-sized corporation to utilize a single-source provider for all of its information technology services, but that has changed. The increasing number of software and hardware providers, combined with the increasing diversity of, and complexity of, computing and communication technology used by corporate America today demands that superior information technology service providers specialize. Focus and specialization create improved quality, productivity and operational effectiveness. Corporate America today realizes this and increasingly looks to specialized providers for their needs.

         Recently, starting approximately in the fourth quarter of 2000, the overall information technology industry experienced a marked slowdown. This slowdown has been in conjunction with and is most likely related to, the overall slowdown in the U.S. economy that began at approximately the same time.

RECENT SALES OF BUSINESS SEGMENTS

Disposition of Computer Products Business

         On March 16, 2000 I-Sector entered into an agreement to sell certain assets of and the ongoing operations of our Computer Products Division, along with certain assets and operations of our IT Services Division related to our El Paso branch office. That sale closed on May 19, 2000 after shareholder and other required consents were obtained. Under this agreement, said assets and operations were sold to Amherst Computer Products Southwest, L.P., an affiliate of Amherst Technologies, L.L.C. The terms of the agreement included cash consideration of $14,779, plus the possibility of receiving a future payment of up to $500 from an escrow account. I-Sector realized a gain of approximately $3,700, net of taxes, on the sale. The proceeds of the sale were used to reduce debt. The discontinued operations of the Computer Products Division produced income of $132, $1,343 and $302 in 1998, 1999 and 2000, respectively (net of taxes of $68, $688 and $156 in 1998, 1999 and 2000, respectively). We retained accounts receivable of $20,266, net of reserves, fixed assets of $255 and liabilities related to the Computer Products Division. At December 31, 2000, accounts receivable related to the Computer Products Division were $775. Fixed assets were redeployed in continuing operations. In connection with the sale of the Computer Products Division, I-Sector also sold the El Paso portion of the IT Services business. The El Paso branch office portion of the IT Services business accounted for revenues of $935, $2,012 and $955 for the years ended December 31, 1998, 1999, and 2000, respectively. For financial accounting presentation the El Paso services business was included in the corporate segment of continuing operations for the year ended December 31, 2000.

Sale of Telecom Systems Business

         Through our former Telecom Systems segment, until March 16, 2000, we marketed, installed and serviced business telephone systems, including large PBX systems and small "key systems", along with a variety of related products including hardware and software products for data and voice integration, wide area connectivity and telephone system networking, wireless communications and video conferencing. Because we were unable to profitably operate the Telecom Systems business, on November 2, 1999 we determined to exit this business. On March 16, 2000, we sold Telecom Systems to Communications World International, Inc. ("CommWorld"), a publicly traded company (OTC Bulletin Board: CWII). Under the terms of the sale, for the inventory and operations of Telecom Systems, we received $250 cash. Additionally, the purchaser assumed all of our telephone equipment warranty obligations up to a maximum of $30. The warranty assumed was consumed during the year 2000 and any excess warranty costs incurred by the purchaser will be billed to us at an agreed upon rate. An estimate of future warranty costs of $95 at December 31, 2000 is included in the balance sheet caption "Net liabilities related to discontinued operations". A disposal loss, including an estimate of the operating results from the measurement date, November 2, 1999, to the closing date of the sale of $580, and estimates for impairment of assets caused by the disposal decision of $558, totaling $1,138 (net of an income tax saving of $586) was recognized. The loss from discontinued operations (net of income tax savings of $505 and $159) was $981 and $310 in 1999 and 1998, respectively. We retained accounts receivable of $1.4 million, net of reserves, fixed assets of $30 and liabilities related to Telecom Systems. At December 31, 2000, the Company had no net accounts receivable related to Telecom Systems. Fixed assets were redeployed in the continuing operations.

BUSINESS STRATEGY

         Mindful of the manner in which the information technology industry was changing, we evaluated our situation in 1999 and decided that change was prudent. We decided that we should exit our Telecom Systems business both because we had been ineffective at achieving profitably since we began Telecom Systems in 1994 and because the business of selling and installing telephone systems was a mature industry that we believed offered less opportunity for growth than other emerging areas. We decided to sell our Computer Products
Division because, in spite of the fact that Computer Products had been a profitable business for us until that time, we foresaw negative industry trends and we believed that we could deploy the proceeds from a sale of Computer Products in other ways that we believed would ultimately create greater stockholder value. We consummated the sale of each of those businesses in the first half of 2000 and during the second half of the year we structured and organized the remaining company for the future.

         Going forward, we intend to utilize our capital resources to build a portfolio of focused subsidiary companies, each of which will be involved in some facet of information and/or communications technology. We believe we can produce higher rates of growth, and better financial performance, by providing our products and services through focused, specialized companies, each branded to pursue a specialized mission and each led by a separate management team with personal financial incentives tied to their company's financial performance. We plan to continue to expand each of our existing subsidiary companies through internally generated sales and possibly through the acquisition of compatible and synergistic companies. We will also continuously evaluate the possibility of entering new lines of business either by starting new subsidiary companies or by acquiring other companies. We also intend to continuously evaluate investments in other non-related companies.

PRODUCTS AND SERVICES

         We currently provide all of our products and services, and produce all of our revenue, through our five wholly-owned subsidiary companies, further details of which are provided below.

Allstar Computer Services, Inc.

         Allstar Computer Services, Inc. ("ACS"), offers a variety of service offerings related to the service and support of computing technology. The services that ACS offers include:

         On site and carry-in computer hardware repair
         Application support
         Operating system and network migration services
         Network design and implementation
         Turnkey systems support

         ACS typically prices its services on a time and materials basis, under fixed price project pricing or under fixed fee service contracts, depending on customer preference and the level of service commitment required. To support and maintain the quality of these services and to maintain the vendor accreditation necessary to service their significant product lines, ACS's technical staff participates in various certification and authorization programs sponsored by hardware manufacturers and software suppliers. ACS has offices in Houston and Dallas, and in markets where they do not maintain branch offices, often subcontracts for necessary technical personnel, particularly where required for larger scope or prolonged duration contracts. ACS's customers are typically small to medium sized commercial accounts.

Internetwork Experts, Inc.

         Internetwork Experts, Inc. ("INX"), is a provider of network infrastructure professional services and a reseller network infrastructure products manufactured by Cisco Systems, Inc. ("Cisco"). INX has developed the following areas of network expertise:

         Network baseline assessment
         Design/architecture
         Implementation
         Network management
         Project management
         Network security
         Knowledge transfer

         Specific technologies in which INX offers expertise include:

         Routing
         Switching (LAN/MAN/WAN)
         Virtual Private Networks (VPN)
         Voice over X (VoX)
         Wireless
         Security
         Thin Client Computing
         Server Farms

         INX's consultants have held critical leadership roles in all major phases of the project life cycle including analysis, design, implementation, support, management, and documentation. Their certified experts have also presented many educational seminars for professional organizations within the networking industry and are often engaged to provide knowledge transfer for clients as well as vendors. INX is headquartered in Dallas and has a branch office in Houston. INX's customers are typically large corporate accounts and communications firms that utilize large complex network infrastructures.

IT Staffing, Inc.

          IT Staffing, Inc. ("IT Staffing"), provides qualified, screened information technology consultants and contractors for any length of engagement as well as performing recruiting services for permanent placements. IT Staffing seeks to differentiate itself from other staffing companies by specializing in the information technology industry. IT Staffing employs dedicated account managers who stay abreast of industry trends and who know and understand their client's needs. IT Staffing employs recruiting specialists who are extremely knowledgeable about the information technology industry and who utilize IT Staffing's infrastructure of database tools, search engines and resume databases to quickly and efficiently locate the best possible candidates for a client's needs. Upon request, a client is provided with optional testing and screening services, which enables the client to quickly make qualified decisions on potential candidates.

         IT Staffing is headquartered in Houston and does business primarily in Houston through its single office located there. IT Staffing's customers are typically medium to large corporate clients as well as state and local governmental agencies.

Stratasoft, Inc.

          Stratasoft, Inc. ("Stratasoft"), develops and markets its proprietary CTI Software, which integrates business telephone systems and networked computer systems, under the trade name "Stratasoft." Stratasoft's products are designed to improve the efficiency of a call center or other type of high volume calling application, for both inbound and outbound calls. Stratasoft's software products are often customized to suit a customer's particular needs and are sometimes bundled with computer hardware supplied by us or by one our value added resellers at the customer's request. Stratasoft currently has two primary computer-telephony software products, which are marketed under the trade names StrataDial and StrataVoice:

         StrataDial is a predictive dialer software product for outbound call center applications such as sales and promotion, collections, surveys, lead generation and announcements that require personal contact. StrataDial features inbound/outbound call blending without requiring an automated call distribution feature of the telephone system. StrataDial collects campaign specific data during the telephone call and provides comprehensive on line reporting and statistical analysis of the campaign data. StrataDial also features open architecture that allows easy interaction with the customer's other database applications. Dialing parameters and campaign characteristics can be changed without shutting down the dialer, as is required with some competing products.

         StrataVoice is an outbound dialing product designed for high volume calling applications that do not require human interaction. StrataVoice applications include appointment confirmation and setting, court appearance notification, surveys, community notification such as school closings and emergency evacuation, employee updates, absenteeism notification, telemarketing and market research. A telephone system utilizing StrataVoice dials a computerized list of numbers and can ask the contacted person a number of questions, including branching to other questions and statements based on responses. StrataVoice also allows the contacted person to leave messages. Scripting tools are included that allow the user to develop campaigns. The system builds a database of respondent data and has comprehensive response reporting capabilities.

         Stratasoft is headquartered in Houston, but markets its products nationally, and to a lesser extent, internationally, through both its own sales account managers as well as a network of resellers. Stratasoft's customers are typically call center companies or companies or organizations that operate a call center, and includes political and non-profit organizations. A majority of Stratasoft's customers are located in the United States, but Stratasoft has also sold and installed its products in several other countries.

Synergy Helpdesk Solutions, Inc.


          Synergy   Helpdesk   Solutions,   Inc.   ("Synergy")   is   a   purely
services-oriented company providing customers with a variety of services related to the implementation and support of internal IT helpdesk solutions, including:

         Technical staff augmentation for IT helpdesk operations
         Helpdesk solutions consulting
         Turn-key outsourcing of the IT helpdesk function
         Network support and network management
         IT project management

Synergy employs full-time technical professionals to deliver its broad range of service offerings. Synergy has offices located in Dallas and Houston, and its focus has been on the south central region of the U.S., however, a number of its customer successes are projects that were implemented nationally. Synergy's customers are typically larger corporate clients as well as state and local governmental organizations.

FINANCIAL INFORMATION BY BUSINESS SEGMENT

         See  Item  7.  "Management's   Discussion  and  Analysis  of  Financial
Condition and Results of Operations" for financial information on revenue and operating income of each business segment.

SALES AND MARKETING

         All of our subsidiary companies utilize sales personnel, including account managers and customer service representatives, to sell their products and/or services. These sales personnel are partially compensated, and in some cases are solely compensated, on the profitability of accounts that they participate in developing. In addition, Stratasoft markets its products through a network of value added resellers, who typically integrate their products with Stratasoft's software products to provide a complete solution. The subsidiary companies promote their products and services through general and trade advertising, participation in trade shows and telemarketing campaigns. We believe that a significant portion of new customer relationships have originated through word-of-mouth referrals from existing customers.

CUSTOMERS

         The focus of the various subsidiary companies' marketing efforts varies, as does the makeup of each company's customer base. ACS's customer base consists primarily of small to medium sized commercial accounts, primarily in Houston and Dallas. INX's customers are typically larger corporate organizations or communications companies that utilize large network infrastructures, a majority of which are located in, or make significant network infrastructure decisions in, Dallas or Houston, but for which work is performed nationally. IT Staffing's customer base consists primarily of medium and large sized commercial accounts and state and local governmental agencies in Houston, Texas. Stratasoft's customers are typically call center companies or companies or organizations that operate a call center, and includes political and non-profit organizations. A majority of Stratasoft's customers are located in the United States, but Stratasoft has also sold and installed its call center systems in several other countries. Synergy's customers are typically larger corporate and governmental organizations that operate an internal IT infrastructure helpdesk organization. We had no single customer that represented 10% or greater of our total continuing revenues in the years ended December 31, 2000, 1999 or 1998.

SUPPLY AND DISTRIBUTION

         As most of our revenue is derived from providing services, or from the sale of our own software products, our reliance on supply and distribution channels is limited. We do, however, purchase limited amounts of computing and communications equipment that is sold in conjunction with Stratasoft's software products and as part of turn-key network infrastructure solutions in our Internetwork Experts subsidiary. We have historically relied on wholesale distributors to supply a majority of the products that we have sold. We have recently purchased the majority of our products from two primary suppliers in order to obtain competitive pricing, better product availability and improved quality control. In addition, we purchase or exchange service parts in our ACS, INX and Synergy subsidiaries, such transactions typically being with the product manufacturer or its authorized distributor.

MANAGEMENT INFORMATION SYSTEMS

         We utilize an internally developed, highly customized management information system ("MIS") to manage most aspects of our business. All of our subsidiary companies utilize our MIS, which is customized to their specific needs. We use our MIS to manage sales orders, purchasing, service contracts, service calls and work orders, engineer and technician scheduling and time tracking, service parts acquisition and manufacturer warranties. Reporting can be generated for project profitability, contract and customer analysis, parts tracking and employee time tracking. The system provides for separate company accounting and also for consolidation of all subsidiary company financial information.

EMPLOYEES

         As of December 31, 2000 we employed approximately 211 individuals. Of these, approximately 35 were employed in sales, marketing and customer service, 95 were employed in engineering and technical positions and 81 were employed in administration, finance and MIS. We believe that our ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been, and will continue to be, critical to our ability to execute our business plans. None of our employees are represented by a labor union nor are any subject to a collective bargaining agreement. We believe that our relations with our employees are good.

 RECENT ORGANIZATIONAL CHANGE

         We sold our Telecom Systems business on March 16, 2000 and we sold our Computer Products Division on May 19, 2000, after which we retained our IT Services and Stratasoft businesses. In July 2000, we separated our former IT Services business into three separate businesses, each of which is a wholly-owned subsidiary corporation. One of these subsidiary companies is IT Staffing, Inc., which had already been operated as a wholly-owned subsidiary since 1997. We contributed the remaining components of the former IT Services business to two newly formed corporations, Allstar Computer Services Inc. and Synergy Helpdesk Solutions, Inc. In July 2000, we also formed another wholly-owned subsidiary, Internetwork Sciences Corporation. In October 2000 Internetwork Sciences Corporation acquired certain assets and the ongoing operations of an unrelated company, Internetwork Experts, Inc., and adopted the name of the acquired firm by changing its legal name to the latter.

RISKS RELATED TO OUR BUSINESS STRATEGY

         Our business strategy is based on our ability to redeploy the proceeds from the sale of our Computer Products and Telecom Systems businesses to improve the performance of our existing businesses, make selective acquisitions and pursue selected business opportunities. This strategy involves many risks including, but not limited to, the following:

Risks of Potential Future Acquisitions and Investments

         Our business will depend in the future on the successful acquisition, integration, financing and performance of businesses. Our strategy involves the substantial risk that we will not find suitable businesses to acquire on terms we believe are reasonable and that the new businesses we choose to enter will not provide the benefits we expect. Our future business prospects should therefore be considered in light of the risks, expenses, problems and delays inherent in acquiring a new business. We cannot be certain that we will identify and assess these risks. Some of the acquisition and operating risks that could adversely affect us include the following:

         We may be unsuccessful in identifying new business opportunities, completing and financing acquisitions and start-ups on favorable terms and in subsequently operating the businesses profitably.

         Competition for the acquisition of companies in the information and communication sector will likely be intense. Our competitors for suitable new businesses may have greater financial, personnel and technical resources than us, which may put us at a disadvantage in finding and concluding acquisitions. These competitive limitations may compel us to select less attractive acquisitions than if we had greater resources at our disposal.

         Businesses in the information and communication sector are the general focus of our new business expansion strategy. Businesses in this sector often have an undeveloped or unproven product, technology or marketing strategy, which may prove unsuccessful.

         We may choose to acquire or invest in a business that is financially unstable or that is in the early stages of development, including one without earnings or positive cash flow, which may require substantial additional capital infusions to support.

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

Uncertain Revenue Sources

         In order reach profitability from our existing businesses we will have to grow the revenues of those businesses at a much greater rate than we have historically been able to grow revenues. The relatively high level of operating expenses remaining after the divestiture of Computer Products has contributed to operating losses, which are expected to continue until new revenues can be generated to offset some of the loss of revenues from the businesses that have been sold.

Possible Need For Additional Financing

         We may be required to obtain cash to supplement our available capital to acquire a new business and for working capital to run existing businesses and any businesses we acquire. We have no commitments to provide any such additional capital and we may be unable to find suitable capital on terms we consider acceptable.

         If we obtain debt financing for our existing businesses or to acquire new businesses, we will be subject to the risks inherent in debt financing. Some of these include:

         interest rate fluctuations;
         inability to obtain additional debt financing;
         insufficiency of cash flow to pay interest and principal; and restrictive debt covenants imposed by lenders that may limit or prohibit business activities we consider desirable.

         We may seek to raise equity capital to meet our future cash needs. We may also issue additional shares of our common stock or other equity securities to acquire new businesses. If we do issue additional equity securities, some of the possible adverse effects include:

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

Increased Dependence on Service Businesses and Stratasoft

         Our existing five subsidiary companies, four of which are providers of information technology services and one of which develops and markets software, are currently our only revenue producing business segments. Because of that, our ability to be successful in these areas of business takes on a much greater significance to us than in the past. We plan to concentrate our efforts on growing these businesses. The risk exists that we may be unable to accomplish this improvement, and the operations of these businesses alone may not enable us to operate profitably.

Adverse Changes in Our Industry

         As described above under the caption "Industry Changes" our industry is undergoing rapid changes that may adversely affect us. If we do not successfully adapt our business strategy to these new conditions, there is a growing risk that we may be unable to compete and be profitable in the future.

Highly Competitive Business

         We  have  been  engaged  in  business  activities  that  are  intensely competitive and rapidly changing. Price competition could have a material adverse effect on our financial condition and results of operations. Our competitors include major information technology service organizations, resellers and distributors, including certain manufacturers and distributors that supply products to us. Other competitors include systems integrators, computer-telephony value-added resellers and other computer-telephony software suppliers.

Regional Concentration

         For the foreseeable future, we expect that we will continue to derive most of our revenue from customers located within the geographic regions into which we market. Accordingly, an economic downturn in any of those metropolitan areas within the region in general, would likely have a material adverse effect on our financial condition and results of operations.

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

Dependence    on    Continued    Authorization    to    Resell    and    Provide
Manufacturer-Authorized Services

         Our future success in our services businesses depends largely on our continued status as an authorized reseller and/or service provider. We maintain sales and service authorizations with many industry-leading product manufacturers. Without such sales and service authorizations, we would be unable to provide the range of services currently offered. In addition, Internetwork Expert's ability to resell Cisco network products is dependent upon its Cisco authorization. Furthermore, loss of manufacturer authorizations for products that have been financed under our credit facilities constitutes an event of default under such credit facilities. In general, the agreements between us and our product manufacturers either provide for fixed terms or for termination on 30 days prior written notice. Failure to maintain such authorizations could have a material adverse effect on our financial condition and our results of operations.

Dependence on Suppliers

         Our business depends upon our ability to obtain an adequate supply of products and parts at competitive prices and on reasonable terms. Our suppliers are not obligated to have product on hand for timely delivery to us nor can they guarantee product availability in sufficient quantities to meet our demands. Any material disruption in our supply of products could have a material adverse effect on our financial condition and results of operations.

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

Reliance on MIS

         Our success is largely dependent on the accuracy, quality and utilization of the information generated by our customized MIS, which affects our ability to manage our sales, projects, accounting and inventory. We anticipate that we will continually need to refine and enhance our management information systems as we grow and the needs of our business evolve.

Control by Existing Stockholders

         James H. Long, founder, Chairman of the Board, President and Chief Executive Officer, owns 51.6% of the outstanding Common Stock and Mr. Long will have the ability to control the election of the members of our board of directors, prevent the approval of certain matters requiring the approval of at least two-thirds of all stockholders and exert significant influence over our affairs.

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

Risks Related to Patent Infringement

         A competitor of Stratasoft's has alleged that Stratasoft's products infringe upon their patents (see Item 3. "Legal Proceedings"). While Stratasoft does not believe that their products infringe upon such competitor's patents, there can be no assurance that the matter will be resolved in a manner that is favorable to Stratasoft and it is possible that other companies may also believe that Stratasoft's products infringe upon other patents. Patent infringement litigation is complex and expensive and if the current litigation is not resolved in Stratasoft's favor, in a cost efficient manner, or if there are other future assertions of patent infringement by other competitors, such would have a material adverse effect on our financial performance financial condition and our results of operations.

Absence of Dividends

         We expect to retain any cash generated from operations to support our cash needs and do not anticipate the payment of any dividends on the Common Stock for the foreseeable future. In addition, our credit facilities prohibit the declaration or payment of dividends, unless consent is obtained from the lender.

Item 2.  Properties

FACILITIES

         We do not own any real property and currently lease all of our existing facilities. We lease our Houston office that is housed in a freestanding building of approximately 48,000 square feet. On November 30, 1999 the building was acquired by a Corporation owned by the Chairman, Chief Executive Officer and President of the Company and a new lease was signed which expires on December 1, 2004.

         Our Dallas office is a space of approximately 8,960 square feet. The Dallas facility lease term began July 2000 and expires in July 2003.

Item 3.  Legal Proceedings

         We are party to litigation and claims which management believes are normal in the course of our operations; while the results of such litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our results of operations or financial position.

         On February 1, 2000, a competitor brought a suit against our wholly-owned subsidiary Stratasoft, Inc. in ESHARE TECHNOLOGIES, INC. AND INVENTIONS, INC. V STRATASOFT, INC., Cause No. 1 99-CV-2303 for the United States District Court for the Northern District of Georgia. The plaintiff alleges infringement of certain patents owned by the competitor and is seeking a permanent injunction to prevent Stratasoft, Inc. from manufacturing, selling, offering for sale or using the alleged infringing products covered by patents owned by Eshare Technology, Inc. et al, as well as unspecified monetary damages. The suit is in its early stages of discovery, and therefore we are unable to determine the ultimate costs of this matter. We believe that this suit is without merit and intend to vigorously defend such action, however the case is currently scheduled for mediation in the immediate future. We have no assurance that mediation will result in a settlement on terms that are acceptable to us.

         On May 17, 2000, Jack B. Corey ("Corey") filed a lawsuit against the Company styled JACK B. COREY V ALLSTAR SYSTEMS, INC., Cause No. 2000-24796, in the District Court of Harris County, Texas, 113th Judicial District, in which he sought a temporary restraining order, temporary and permanent injunctions to enjoin the Company's sale of certain assets to Amherst Technologies, L.L.C. ("Amherst"), and damages based on alleged shareholder oppression. The Court denied Corey's Application for Temporary Restraining Order and, after hearing, denied his request for a temporary injunction. On June 22, 2000, Corey filed his First Amended Original Petition and Application for Permanent Injunction, seeking to permanently enjoin the sale of assets which had already been consummated and to assert a cause of action for shareholder oppression based on alleged failures to provide Corey, a Company shareholder, notices relating to the shareholders' meeting held to approve the sale of assets to Amherst. The Company has answered and denied all claims and intends to vigorously contest Corey's claims. The case is set for trial on June 18, 2001. In addition to the claims he has asserted in the above-described lawsuit, Corey has verbally asserted claims in conversations with the Company's representatives and attorneys that the Company made various alleged misrepresentations regarding the Company's initial public offering that affected Corey's ability and intention to sell his Company shares. Corey verbally claims to have been damaged in the approximate amount of $1,337,500 but has not initiated litigation to pursue his verbal claims. Subsequently, Corey verbally offered a settlement of all matters for substantially less than his claimed damage amount. Should Corey initiate litigation to pursue his claims, the Company intends to vigorously contest those claims, however the Company will give consideration to offers to settle such matter if such a settlement is deemed to be in the best interest of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's shares were traded on the NASDAQ Small Cap Market under the symbol "ALLS" prior to July 11, 2000. Upon the change of our corporate name on July 11, 2000, our stock began trading under the symbol "ISEC".

                                                        High          Low
Fiscal 1999
         First quarter                                   2.1875       1.00
         Second quarter                                  2.875        1.0625
         Third quarter                                   1.75         1.0625
         Fourth quarter                                  1.875        1.00

Fiscal 2000
         First quarter                                   5.00         1.375
         Second quarter                                  3.50         1.938
         Third quarter                                   2.438        1.563
         Fourth quarter                                  1.688        0.625

         As of March 16, 2001, there were 45 shareholders of record. Management estimates that there are approximately 890 beneficial holders of our common stock. We have never declared or paid any cash dividends on our Common Stock. On March 16, 2001, the closing sales price of our Common Stock as reported by NASDAQ was $ 1.063 per share. We currently anticipate that we will retain all earnings for use in our business operations. The payment of dividends is prohibited under our credit agreements, unless approved by the lenders.

Item 6.  Selected Financial Data

        The following sets forth the selected data of the company for the five years ended December 31, 2000.

                                                                           Year ended December 31,
                                                           (In thousands except share and per share amounts)

                                        1996             1997          1998           1999            2000 (1)
Operating Data:
Revenue                             $   8,492      $   12,385    $   16,278      $  19,175      $   18,329
Cost of sales and services              5,635           7,433        10,578         12,598          13,881
   Gross profit                         2,857           4,952         5,700          6,577           4,448
Selling, general and
  Administrative expenses               2,885           5,101         7,111          6,671           9,970
   operating income (loss)                (28)           (149)       (1,411)           (94)         (5,522)
Interest expense (income)                 113             (43)          (41)           (23)           (239)
Income loss from continuing
  operations before benefit
   for income taxes                      (141)           (106)       (1,370)           (71)         (5,283)
Benefit for income taxes                  (52)            (39)         (450)            (2)         (1,548)
     Net loss from

       continuing operations              (89)            (67)         (920)           (69)         (3,735)

Discontinued Operations:
  Net income (loss) from
   discontinued operations, net
   of taxes                             1,692           1,911          (178)           362             302
  Loss on disposal, net of taxes                                                    (1,138)          3,390
     Net income (loss)              $   1,603      $    1,844    $   (1,098)     $    (845)     $      (43)

Net loss per share:
Basic and diluted:
Net loss from continuing
  operations                        $   (0.02)     $    (0.02)   $    (0.21)     $   (0.02)     $    (0.92)
Net income (loss) from
  discontinued operations                0.40            0.54         (0.04)          0.09            0.07
Loss on disposal                                                                     (0.27)           0.84
Net income (loss) per share         $    0.38      $     0.52    $    (0.25)     $   (0.20)     $    (0.01)

                                                                 As of December 31,
                                                                   (In thousands)
                                       1996             1997          1998           1999            2000
Balance Sheet Data:
Working Capital                     $   2,291      $   12,738    $    9,800      $   9,567      $   10,098
Total Assets                           24,720          34,855        51,028         54,531          17,142
Short-term borrowings                   9,975           1,572        15,958         15,869             -0-
Long-term debt                            -0-             -0-           -0-            -0-             -0-
Stockholders' equity                    4,327          14,637        12,705         11,830          11,912

(1) Includes the operations of Internetwork Experts, which was formed in July 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion is qualified in its entirety by, and should be read in conjunction with, our Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Annual Report on Form 10-K.

Overview

         I-Sector Corporation ("I-Sector"), formerly Allstar Systems, Inc., has historically been engaged in the business of providing its customers with solutions to their information and communications technology needs. Through 1999, our revenue was historically derived through four primary areas of business, IT Services, CTI Software, Computer Products and Telecom Systems, each of which were historically been reported as a separate segment. During the year ended December 31, 1999 we discontinued our Telecom Systems business and during the quarter ended March 31, 2000 we discontinued our Computer Products business. We sold both Telecom Systems and Computer Products businesses in separate transactions during the first quarter of 2000. After the sale of these two businesses, in July 2000, we separated what had been the IT Services business into three separate businesses, each of which is a wholly-owned subsidiary corporation. One of these subsidiary companies is IT Staffing, Inc. ("IT Staffing"), which had already been operated as a wholly-owned subsidiary. We contributed the remaining components of the former IT Services business to two newly formed wholly-owned corporations, Allstar Computer Services, Inc. ("ACS") and Synergy Helpdesk Solutions, Inc. ("Synergy"). In July 2000, we formed another wholly-owned subsidiary, Internetworking Sciences, Inc. ("INX"), a professional services organization that focuses on the design, deployment and support of large-scale network infrastructure requirements. In October 2000 INX acquired certain assets of an unrelated professional service company in the Dallas area, which had a similar focus, and subsequently underwent a legal name change to Internetwork Experts, Inc. Our CTI Software business was not affected by the sale of the Computer Products and Telecom Systems business units, however we are now referring to this segment by its corporate name, "Stratasoft" rather than "CTI Software" as we have in the past. We market our services businesses in Texas from locations in the Houston and Dallas-Fort Worth metropolitan areas. Stratasoft markets its products worldwide through a direct sales force and an authorized dealer network. By operating through these highly focused wholly-owned subsidiaries, we believe that we will offer better customer service, and improve our financial performance. During the year ended December 31, 2000, ACS, Synergy, INX and IT Staffing produced 13.6%, 24.3%, 10.2% and 6.8% of total revenues, while Stratasoft produced 36.3% of total revenues. Gross margin varies substantially between each of these business segments. Over the past three years gross margin in the previously existing, but continuing, service businesses has ranged between 37.9% and 19.0% and gross margin for Stratasoft has ranged between 46.4% to 50.8%.

         On March 16, 2000 we entered into an agreement whereby we agreed to sell the ongoing business operations of our Computer Products business, together with certain key assets of our IT Services business located in El Paso, Texas. Under the terms of the sale we received for the sale of the operations of the Computer Products business cash consideration of $14,779, plus the possibility of receiving a future payment of up to $500 from an escrow account. A gain on disposal of the Computer Products business, including an estimate of the operating results from the measurement date, March 16, 2000, to the closing date of the sale, May 19, 2000, of $914, and estimates for impairment of assets caused by the disposal decision of $2,820, totaling $3,734 (net of taxes of $2,607) has been recognized in the year ended December 31, 2000. Our income from discontinued operations of the Computer Products business was $302 and $1,343 and 132 (net of taxes of $156 and $688 and $68) in 2000, 1999 and 1998, respectively. We retained accounts receivable related to the Computer Products business of $20,266, net of reserves, fixed assets of $255 and liabilities related to the Computer Products business. The accounts receivable collected were used to repay all remaining liabilities of the Computer Products Division. Fixed assets were redeployed in the continuing operations. The sale of Computer Products closed on May 19, 2000, after shareholder and other required consents were obtained.

         On November 2, 1999, we approved a plan to sell or close our Telecom Systems Division. The sale was finalized on March 16, 2000. Under the terms of the sale we received for the sale of the inventory and operations of Telecom Systems $250 cash. Additionally, the purchaser assumed all of our telephone equipment warranty obligations up to a maximum of $30, which was reached in October 2000. All future warranty costs incurred by the purchaser will be billed to us at an agreed upon rate. An estimate of the cost of future telephone equipment warranty obligations of $95 is included at December 31, 2000 in the balance sheet caption "Net liabilities related to discontinued operations". A disposal loss, including an estimate of the operating results from the measurement date, November 2, 1999 to the closing date of the sale of $580, and estimates for impairment of assets caused by the disposal decision of $558, totaling $1,138 (net of an income tax saving of $586) was recognized. Our loss from discontinued operations (net of income tax savings of $159 and $505) was $310 and $981 in 1998 and 1999, respectively. We retained accounts receivable of $1.4 million, net of reserves, fixed assets of $30 and liabilities related to the Telecom Division. Accounts receivable, net of reserves, is $0 at December 31, 2000. Fixed assets were redeployed in the continuing operations. The accounts receivable collected were used to repay all remaining liabilities of the Telecom Division.

         A significant portion of our selling, general and administrative expenses relate to personnel costs, some of which are variable and others of which are relatively fixed. Our variable personnel costs are substantially comprised of sales commissions, which are typically calculated based upon our gross profit on a particular sales transaction and thus generally fluctuate with our overall gross profit. The remainder of our selling, general and administrative expenses are relatively more fixed and, while still somewhat variable, do not vary with increases in revenue as directly as do sales commissions. We account for wages and related taxes and employee benefits paid to technical staff as a cost of service provided and therefore such costs are a component of cost of goods sold, gross profit and gross margin. As a certain component of total technical staff wages and related costs are of a fixed nature, gross margin will vary to the extent that revenues fluctuate from period to period.

Results of Operations

         The following table sets forth, for the periods indicated, certain financial data derived from our consolidated statements of operations. Percentages shown in the table below are percentages of total company revenue, except for each individual segment's gross profit, selling, general and administrative expenses, and operating income, which are percentages of the respective segment's revenue.

                                                                  Year ended December 31,
                                                  1998                   1999                       2000

                                           Amount         %        Amount         %           Amount      %
                                                                         (Dollars in thousands)
Revenue

  ACS                                      $  3,958      24.3%     $  3,644      19.0%     $  2,491      13.6%
  Synergy                                     6,933      42.6         7,318      38.2         4,455      24.3
  INX                                             0       0.0             0       0.0         1,874      10.2
  IT Staffing                                   870       5.3         1,191       6.2         1,242       6.8
  Stratasoft                                  3,095      19.0         4,318      22.5         6,660      36.3
  Corporate                                   1,422       8.8         2,704      14.1         1,640       9.0
  Eliminations                                    0       0.0             0       0.0           (33)     (0.2)
    Total                                    16,278     100.0        19,175     100.0        18,329     100.0
Gross profit
  ACS                                           802      20.3         1,120      30.7           511      20.5
  Synergy                                     2,625      37.9         2,262      30.9           845      19.0
  INX                                             0       0.0             0       0.0           (43)     (2.3)
  IT Staffing                                   370      42.5           399      33.5           329      26.5
  Stratasoft                                  1,492      48.2         2,192      50.8         3,087      46.4
  Corporate                                     411      28.9           604      22.3          (269)    (16.4)
  Eliminations                                    0       0.0             0       0.0           (12)     36.4
    Total                                     5,700      35.0         6,577      34.3         4,448      24.3

Selling, general and
  administrative expenses

  ACS                                         1,681      42.5         1,086      29.8         1,240      49.8
  Synergy                                     2,504      36.1         2,187      29.9         1,946      43.7
  INX                                             0       0.0             0       0.0           935      49.9
  IT Staffing                                   396      45.5           464      39.0           491      39.5
  Stratasoft                                  1,873      60.5         1,960      45.4         3,647      54.8
  Corporate                                     657      46.2           974      36.0         1,723     105.1
  Elimination                                             0.0                     0.0           (12)     36.4
    Total                                     7,111      43.7         6,671      34.8         9,970      54.4
Operating income (loss)
  ACS                                          (879)    (22.2)           34       0.9          (729)    (29.3)
  Synergy                                       121       1.7            75       1.0        (1,101)    (24.7)
  INX                                             0       0.0             0       0.0          (978)    (52.2)
  IT Staffing                                   (26)     (3.0)          (65)     (5.5)         (162)    (13.0)
  Stratasoft                                   (381)    (12.3)          232       5.4          (560)     (8.4)
  Corporate                                    (246)    (17.3)         (370)    (13.7)       (1,992)   (121.5)
    Total                                    (1,411)     (8.7)          (94)     (0.5)       (5,522)    (30.1)
Interest expense (income)                       (41)      0.3           (23)      0.1          (239)      1.3
Loss from continuing
  operations before provision                (1,370)     (8.4)          (71)     (0.4)       (5,283)    (28.8)
Benefit for income taxes                       (450)     (2.8)           (2)     (0.0)       (1,548)     (8.4)
Net loss from continuing
  operations                                   (920)     (5.7)          (69)     (0.4)       (3,735)    (20.4)

Discontinued operations:
Income (loss) from discontinued
  operations, net of taxes                     (178)     (1.1)          362       1.9           302       1.6
Gain (loss) on disposal,
   net of taxes                                                      (1,138)     (5.9)        3,390      18.5
Net income                                 $ (1,098)     (6.7)%    $   (845)     (4.4)%    $    (43)     (0.2)%


Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999 (Dollars in thousands)

         Revenue. Total revenue decreased $846 (4.4%) to $18,329 in 2000 from $19,175 in 1999.

         Total 2000 ACS revenue which comprised 13.6% of total revenues compared to 19.0% in 1999, decreased $1,153 (31.6%) to $2,491 in 2000 from $3,644 in
1999. The decrease in revenue is attributable to the reorganization of our former IT Services Division into wholly-owned subsidiaries, each of which have a particular market focus, and one of which is ACS, together with the loss of revenue from certain customers and the loss of certain categories of revenue after the sale of the Computer Products Division.

          Total 2000 Synergy revenue which comprised 24.3% of total revenues compared to 38.2% in 1999, decreased $2,863 (39.1%) to $4,455 in 2000 from
$7,318 in 1999. The decrease in revenue is attributable to the reorganization of our former IT Services Division into wholly-owned subsidiaries, each of which have a particular market focus, and one of which is Synergy, together with the loss of revenue from certain customers and the loss of certain categories of revenue after the sale of the Computer Products Division.

         Total 2000 INX revenue comprised 10.2% of total revenues. INX was newly formed in July, 2000 to meet the needs of customers in the area of large-scale network infrastructure requirements. INX exerted intense efforts to introduce itself to the market in Dallas and Houston and to form customer relationships. In October, 2000 INX acquired an established service business in Dallas. The purchase included an established customer list, seven engineers and two sales staff members.

         Total 2000 IT Staffing revenue, which comprised 6.8% of total revenues compared to 6.2% in 1999, increased $51 (4.3%) to $1,242 in 2000 from $1,191 in
1999. Of the various components of our former IT Services Division, IT Staffing revenue was least affected by the sale of the Computer Products Division. The increased revenue is a result of increased selling efforts and new customer relationships.

         Revenue from Stratasoft, which comprised 36.3% of total revenue in 2000, compared to 22.5% in 1999, increased $2,342 (54.2%) to $6,660 in 2000 from
$4,318 in 1999. The increased revenues from Stratasoft were primarily the result of better recognition of Stratasoft products in the market place, the expansion of the sales staff and dealer network and to increased advertising and marketing efforts.

         The Corporate segment includes both costs related to the operation of the corporate entity that are not allocated to any subsidiary company, plus certain operations that are not on-going because of the sale of the Computer Products Division (see discussion at Item 1. "Disposition of Computer Products Business"), and including installation revenues that were related to a certain customer of our Computer Products Division and revenue from our former El Paso branch office, which ceased because of the sale of the Computer Products Division. Corporate revenue, which comprised 9.0% of total revenues in 2000 compared to 14.1% in 1999, decreased by $1,064 (39.3%) in 2000 to $1,640 compared to $2,704 in 1999. The decrease in 2000 was due to $1,078 decrease in revenues from the El Paso branch office, offset by $76 higher installation revenues for that certain customer of our Computer Products Division in spite of the loss of the customer in May, 2000 due to the sale of the Computer Products Division.

         Gross Profit. Gross profit decreased $2,129 (32.4%) to $4,448 in 2000 from $6,577 in 1999, while gross margin decreased to 24.3% in 2000 from 34.3% in 1999.

         ACS gross profit decreased by $609 (54.4%) to $511 in 2000 compared to $1,120 in 1999. Gross margin rates for ACS were 20.5% in 2000 as compared to 30.7% in 1999. ACS's cost of service consists primarily of labor cost. Labor has a more fixed nature such that higher levels of service revenue produce higher levels of gross margin while lower levels of service revenue produce lower gross margin. In periods when service revenue decreases, it becomes more important to manage labor cost in order to prevent erosion of gross margin. Subsequent to the separation of the IT Services segment into wholly-owned subsidiary companies in July 2000, ACS experienced lower labor utilization related to lower revenue. In addition to the billable technical staff utilization issue, ACS had a single large project on which gross profit margin was about 12% below normal levels, which negatively impacted the overall margin.

         Synergy gross profit decreased by $1,417 (62.6%) to $845 in 2000 compared to $2,262 in 1999. Gross margin rates decreased to 19.0% in 2000 as compared to 30.9% in 1999. As with ACS our cost of service is labor intensive. Labor has a more fixed nature such that higher levels of service revenue produce higher gross margin while lower levels of service revenue produces less gross margin. In periods when service revenue decreases, it becomes more important to manage labor cost in order to prevent erosion of gross margin. As with ACS, after the restructuring and separation of the IT Service segment in to wholly-owned subsidiary companies, Synergy experienced lower labor utilization related to lower revenue.

         INX gross loss was $(43) for a gross margin rate of (2.3%). Since INX was formed in July, 2000, there is no history for comparison. As a newly-formed start-up operation, INX had to have billable technical staff in place in order to be able to market their services, but was unable to utilize that technical staff sufficiently to cover their labor cost.

         IT Staffing gross profit decreased by $70 (17.5%) to $329 in 2000 compared to $399 in 1999. Gross margin rates for IT Staffing were 26.5% in 2000 as compared to 33.5% in 1999. The decrease in gross margin percentages was primarily due to a contract with a major customer which limits the billable rates for that particular customer, which more than offset a positive impact related to higher levels of higher margin placement fees for permanent placements as compared to the year earlier period.

         The gross profit for Stratasoft increased by $895 (40.8%) to $3,087 in 2000 from $2,192 in 1999. Gross margin rates for Stratasoft were 46.4% in 2000 as compared to 50.8% in 1999. The decreased gross margin was primarily due to inventory markdowns along with increased travel costs for technical staff traveling nationally and internationally for project installations. Gross margin was also negatively impacted by the mix of sales with a higher proportion of total systems sales, which include a hardware component, as compared to software only sales, which do not have a hardware cost of goods component. The lower gross margin rates were offset by volume increases due primarily to higher revenues in 2000, thereby producing increased gross profit.

         Corporate gross profit decreased by $873 (144.5%) to $(269) in 2000 compared to $604 in 1999 as revenue decreased by 39.3%. Gross margin rates for the Corporate segment were (16.4%) in 1999 as compared to 22.3% in 1999. The El Paso service business that was sold on May 19,2000 produced gross profit of $558 in 1999 as compared to a gross loss of $(48) in 2000, a decrease of $606. We experienced certain costs related to winding up our service operations in the El Paso branch office that negatively impacted gross profit. Augmenting those results, the gross margin on installations for the customer that was lost in the Computer Products Division sale produced a gross loss of $(235) in 2000 as compared to gross profit of $46 in 1999, a decrease of $281.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3,299 (49.5%) to $9,970 in 2000 from $6,671 in 1999. As a percentage of total revenue, selling, general and administrative expenses for continuing operations increased to 54.4% in 2000 from 34.8% in 1999.

         Of the $3,299 increase, $1,687 was attributable to Stratasoft. Stratasoft incurred increased sales compensation of $379, accompanied by increased payroll taxes, employee benefits, and advertising expense, all of which is consistent with increased revenues of 54.2%. Additionally, Stratasoft's bad debt expense increased $393, primarily due to more conservative reserve and write off policies and legal expense increased $551, primarily due to patent infringement litigation. Adding to the increase from Stratasoft, INX, the new subsidiary contributed $935 of the increase. Selling, general and administrative expenses totaling $677 from the Corporate Segment represents the remaining increase and effective beginning in July 2000 certain of these costs were no longer allocated out to the operating segments.

         Operating Loss. Operating loss increased $5,428 to an operating loss of $5,522 in 2000 from a loss of $94 in 1999 due primarily to the increase in selling, general and administrative expenses of $3,299 and the decrease in gross profit of $2,129 in 2000. The operating loss for the Corporate Segment increased $1,622 to an operating loss of $1,992 in 2000 compared to an operating loss of $370 in 1999. ACS's operating loss of $729 in 2000 compares to $34 operating income in 1999, an increase of $763. Synergy's operating loss of $1,101 in 2000 compares to income of $75 in 1999, a decrease of $1,176. INX experienced an operating loss of $978 in 2000. For Stratasoft, the operating income of $232 in 1999 decreased $792 to a loss of $560 in 2000.

         Interest expense (income)). Interest expense (income) decreased $216 (939.1%) to income of $(239) in 2000 compared to $(23) in 1999. Subsequent to the sale of the Computer Products Division cash balances were invested in interest bearing overnight deposits.

         Net loss from continuing operations. Net loss from continuing operations, after an income tax provision totaling $1,548 (reflecting an effective tax rate of 29.3% for 2000), was $3,735 in 2000 compared to a loss of $69 in 1999.

         Discontinued operations. During 2000 we sold the Computer Products Division and as a consequence, the operations of the Computer Products Division are reported as discontinued operations. We experienced net income on the operations of the Computer Products Division prior to the measurement date, March 16, 2000, of $302 in 2000, net of tax of $156 and a gain on disposal of $3,734, net of taxes of $2,607. The loss on disposal of the Telecom Division of $1,138 (net of taxes of $586) was recognized at December 31, 1999. During the year ended December 31, 2000 additional expenses related to the disposal of the Telecom Division was recognized of $344 (net of taxes of $240). The income from discontinued operations in 1999 was $362, net of taxes of $183.

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998 (Dollars in thousands)

         Revenue. Total revenue increased $2,897 (17.8%) to $19,175 in 1999 from $16,278 in 1998.

         Total 1999 ACS revenue which comprised 19.0% of total revenues compared to 24.3% in 1998, decreased $314 (7.9%) to $3,644 in 1999 from $3,958 in 1998.
The decrease in revenue is attributable to decreased sales to existing customers.

          Total 1999 Synergy revenue which comprised 38.2% of total revenues compared to 42.6% in 1998, increased $385 (5.6%) to $7,318 in 1999 from $6,933 in 1998. The increase in revenue is attributable to increased sales to existing customers and to new customers.

         Total 1999 IT Staffing revenue which comprised 6.2% of total revenues compared to 5.3% in 1998, increased $321 (36.9%) to $1,191 in 1999 from $870 in
1998. The increase in revenue is attributable to increased sales to existing customers and to new customers.

         Revenue from Stratasoft, which comprised 22.5% of total revenue in 1999, compared to 19.0% in 1998, increased $1,223 (39.5%) to $4,318 in 1999 from
$3,095 in 1998. The increased revenues from Stratasoft were primarily the result of sales to new customers and the expansion of geographic market.

         The Corporate segment includes both costs related to the operation of the corporate entity that are not allocated to any subsidiary company, plus certain operations which are not on-going because of the sale of the Computer Products Division, see discussion at Item 1, "Disposition of Computer Products Business" and including installation revenues that were related to a certain customer of our Computer Products Division and revenue from our former El Paso branch office, both of which are included in the Corporate segment because both ceased in 2000 due to the sale of the Computer Products Division. Corporate revenue, which comprised 14.1% of total revenues in 1999 compared to 8.8% in 1998, increased by $1,282 (90.2%) in 1999 to $2,704 compared to $1,422 in 1998.
The increase in 1999 was due to an increase of $421 of installation revenues for that certain customer of our Computer Products Division and to an $861 increase in revenues from the El Paso branch office.

         Gross Profit. Gross profit increased $877 (15.4%) to $6,577 in 1999 from $5,700 in 1998, while gross margin decreased to 34.3% in 1999 from 35.0% in 1998.

         ACS gross profit increased by $318 (39.7%) to $1,120 in 1999 compared to $802 in 1998. Gross margin rates for ACS were 30.7% in 1999 as compared to 20.3% in 1998. Our cost of service is labor intensive. The increase in gross profit is attributable to the increased gross margin rates resulting from better management of the labor pool.

         Synergy gross profit decreased by $363 (13.8%) to $2,262 in 1999 compared to $2,625 in 1998. Gross margin rates for IT Services were 30.9% in 1999 as compared to 37.9% in 1998. As with ACS, our cost of service is labor intensive. It is very important to manage labor cost in order to prevent erosion of gross margin. One of our major customers required us to have certain technicians assigned to them although they were not fully utilized, thereby eroding our gross margins.

         IT Staffing gross profit increased by $29 (7.8%) to $399 in 1999 compared to $370 in 1998. Gross margin rates for IT Staffing were 33.5% in 1999 as compared to 42.5% in 1998. The increase in gross profit is commensurate with the increase in revenues as discussed above.

         The gross profit for Stratasoft increased by $700 (46.9%) to $2,192 in 1999 from $1,492 in 1998. Gross margin rates for Stratasoft were 50.8% in 1999 as compared to 48.2% in 1998. This increase was due primarily to higher revenues coupled with lower system installation costs, relative to revenue, reflecting improved productivity and efficiency due to improved software installation and customization tools introduced in 1998.

         Corporate gross profit increased by $193 (47.0%) to $604 in 1999 compared to $411 in 1998. Gross margin rates for the Corporate segment were 22.3% in 1999 as compared to 28.9% in 1999. The El Paso service business, which is included in the Corporate segment because it was sold in 2000 along with the Computer Products Division, which was acquired during 1998 and did not reflect a full year of operations, increased its gross profit contribution by $418 to $558 in 1999 as compared to $140 in 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $440 (6.2%) to $6,671 in 1999 from $7,111 in 1998. As a percentage of total revenue, selling, general and administrative expenses for continuing operations decreased to 34.8% in 1999 from 43.7% in 1998. The dollar decrease is primarily attributable to the closing of some branch offices opened in 1998 and the reduction of sales compensation $150 resulting from using the sales force of the Computer Products Division to sell for ACS and Synergy. Administrative salaries were reduced $349 and office expenses were reduced $76 by the closing of those branch offices. Stratasoft's sales compensation increased $106 and administrative salaries increased $25, which was commensurate with their increased sales volume

         Operating loss. The operating loss decreased $1,317 to an operating loss of $94 in 1999 from a loss of $1,411 in 1998 due primarily to the increase in sales volume of $2,897, which produced an increase in gross profit of $877. The operating loss for ACS decreased $913 to operating income of $34 in 1999 compared to an operating loss of $879 in 1998. For Stratasoft, the operating loss decreased $613 to income of $232 in 1999 from an operating loss of $381 in 1998. Synergy's operating income decreased $46 to $75 in 1999 from $121 in 1998. IT Staffing's operating loss increased $39 to $65 in 1999 from $26 in 1998. The operating loss of the Corporate segment increased $124 to $370 in 1999 from $246 in 1998.

         Interest Expense (Income). Interest expense (income) increased $18 (43.9%) to income of $(23) in 1999 compared to income of $(41) in 1998.

         Net loss from continuing operations. Net loss from continuing operations, after an income tax provision totaling $2 (reflecting an effective tax rate of 2.8% for 1999 compared to 32.8% for 1998), decreased $851 (92.5%) to a loss of $69 in 1999 compared to a loss of $920 in 1998.

         Discontinued operations. We sold the Telecom Division in 1999 and the Computer Products Division in 2000. As a consequence, the operations of both of these businesses are reported as discontinued operations for all periods presented. We experienced net income on the operations of the Computer Products Division of $1,343 in 1999, net of a tax benefit of $688 and a loss from operations of Telecom of $981, net of a tax benefit of $505. The loss on disposal of the Telecom Division of $1,138 (net of taxes of $586) was recognized at December 31, 1999. The loss from discontinued operations in 1998 was $178, net of taxes of $92.

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

                                              1999                                      2000

                                 First   Second    Third   Fourth          First   Second    Third  Fourth
                                Quarter  Quarter  Quarter Quarter         Quarter  Quarter  Quarter Quarter
Revenue

    ACS                       $    903  $   912 $   926 $    903         $   727 $   656  $   571  $   537
    Synergy                      1,963    2,034   1,838    1,483           1,562   1,323      841      729
    INX                              0        0       0        0               0       0      700    1,174
    IT Staffing                    255      252     269      415             321     315      334      272
    Stratasoft                     770      825   1,329    1,394           2,473   1,172    1,779    1,236
    Corporate                      427      493     558    1,226             901     762      (41)      18
    Elimination                      0        0       0        0               0       0      (11)                 (22)
    Total                        4,318    4,516   4,920    5,421           5,984   4,228    4,173    3,944
Cost of sales and services
    ACS                            647      623     586      668             510     531      511      428
    Synergy                      1,407    1,391   1,163    1,095           1,094   1,070      735      711
    INX                              0        0       0        0               0       0      735    1,182
    IT Staffing                    183      126     189      294             241     231      250      191
    Stratasoft                     331      413     623      759           1,151     674    1,015      733
    Corporate                      294      339     477      990             603     988       79      239
    Elimination                      0        0       0        0               0       0     (-11)                 (10)
    Total                        2,862    2,892   3,038    3,806           3,599   3,494    3,314    3,474

Gross Profit

    ACS                            256      289     340      235             217     125       60      109
    Synergy                        556      643     675      388             468     253      106       18
    INX                              0        0       0        0               0       0      (35)      (8)
    IT Staffing                     72      126      80      121              80      84       84       81
Stratasoft                         439      412     706      635             322     498      764      503
    Corporate                      133      154      81      236             298    (226)    (120)    (221)
    Elimination                                                                                        (12)
    Total                        1,456    1,624   1,882    1,615           2,385     734      859      470
Selling, general and
   administrative expenses

    ACS                            268      284     276      258             255     279      330      376
    Synergy                        582      633     548      424             550     562      360      474
    INX                              0        0       0        0               0       0      327      608
    IT Staffing                    147      105     113       99             104      70      138      179
Stratasoft                         497      448     524      491           1,061     747    1,139      700
    Corporate                      139      205     264      366             339     293      988      103
    Elimination                                                                                        (12)
    Total                        1,633    1,675   1,725    1,638           2,309   1,951    3,282    2,428
Operating income (loss)
    ACS                            (12)       5      64      (23)            (38)   (154)    (270)    (267)
    Synergy                        (26)      10     127      (36)            (82)   (309)    (254)    (456)
    INX                              0        0       0        0               0       0     (362)    (616)
    IT Staffing                    (75)      21      (33)     22             (24)     14      (54)     (98)
    Stratasoft                     (58)     (36)     182     144             261    (249)    (375)    (197)
    Corporate                       (6)     (51)    (183)   (130)            (41)   (519)  (1,108)    (324)
    Total                         (177)     (51)     157     (23)             76  (1,217)  (2,423)  (1,958)
Interest expense (net of
    other income)                   17        8     (19)     (29)             15     (50)    (100)    (104)
Income (loss) before
    provision (benefit) for

    income taxes                  (194)     (59)    176        6              61  (1,167)  (2,323)  (1,854)
Provision (benefit) for

    income taxes                   (58)      (6)     60        2              19    (386)    (708)    (473)
Net income (loss) from
    continuing operations         (136)     (53)    116        4              42    (781)  (1,615)  (1,381)
Discontinued operations:
    Net income (loss) from
    discontinued operations,
    net of tax                      82     (317)    216      381             302                         0
    Gain (loss) on disposal                               (1,138)          4,872    (387)  (1,095)
Net income (loss)             $    (54) $  (370)$   332 $   (753)        $ 5,216 $ (1,168)$(2,710) $(1,381)

Net Income (loss) per share:
    Basic:

      Continuing operations   $  (0.03) $ (0.01)$  0.03 $  (0.00)        $  0.01 $  (0.20)$ (0.40) $(0.34)
      Discontinued operations     0.02    (0.08)   0.05     0.09            0.08
      Loss on Disposal                                     (0.27)           1.20    (0.09)  (0.27)
  Net income (loss) per share $  (0.01) $ (0.09)$  0.08 $  (0.18)        $  1.29 $  (0.29)$ (0.67) $(0.34)
    Diluted:
      Continuing operations   $  (0.03) $ (0.01)$  0.03 $                $  0.01 $  (0.20)$ (0.40) $(0.34)

    Discontinued operations       0.02    (0.08)   0.05     0.09            0.07
      Loss on Disposal                                     (0.27)           1.14    (0.09)  (0.27)
  Net income (loss) per share $  (0.01) $ (0.09)$  0.08 $  (0.18)        $  1.22 $  (0.29)$ (0.67) $(0.34)

Liquidity and Capital Resources

         Historically, we have satisfied our cash requirements principally through borrowings under our lines of credit and through operations. We maintained a cash position sufficient to pay only our immediately due obligations and expenses. Subsequent to the sale of the Computer Products Division we had sufficient cash on hand to meet our requirements and have not had to rely on our line of credit. We have invested our excess cash in interest bearing overnight deposits. Our working capital was $9,800, $9,567 and $10,098 at December 31, 1998, 1999 and 2000, respectively. The increase in working capital during 2000 is primarily due to the collection of receivables related to the discontinued operations of the Computer Products and the Telecom businesses. The decreases in working capital during 1999 and 1998 were primarily attributable to increases in our accounts payable as a result of product costs attributable to our revenue growth, primarily in the discontinued Computer Products business. The proceeds of the sale of the Computer Products business were used to pay off our line of credit and at December 31, 2000 we had no outstanding interest bearing borrowings. Our total collateral base was $2,340 at December 31, 2000. At December 31, 2000, we had a $10,000 credit facility with our primary lender.

Cash Flows

         Operating activities provided net cash totaling $5,540 and $2,612 during 2000 and 1999, respectively, and used net cash totaling $10,831 during 1998. During 2000, net cash provided by operations resulted from decreases in accounts receivable which were offset by reductions in accounts payable and accrued expenses. During 1999, net cash provided by operations resulted from increases in accounts payable which offset our increase in accounts receivable. During 1998, net cash was used by operations due primarily to a net loss, a large increase in accounts receivable and an increase in inventory, which was offset somewhat by an increase in accounts payable and accrued expenses.

         Accounts receivable increased $10,543 and $1,488 during 1998 and 1999, respectively and decreased $30,763 during 2000. Inventory decreased $603 and $160 in 1999 and 2000, respectively, and increased $3,797 in 1998.

         Investing activities used cash totaling $1,764 and $276 during 1998 and 1999, respectively and provided cash of $14,048 during 2000. Our investing activities that used cash during these periods were primarily related to capital expenditures related to new offices, an expanded work force and upgrading of computing equipment and our management information systems. In 2000, investing activities primarily related to the proceeds from the sale of the Computer Products business. During the next twelve months, we do not expect to incur material capital expenditures.

         Financing activities provided cash totaling $13,552 in 1998 and used cash totaling $227 and $15,889 during 1999 and 2000, respectively. The primary source of cash from financing activities in 1998 and 1999 has been borrowings on our lines of credit. The lines of credit have been used principally to satisfy our cash requirements, including financing increases in accounts receivable and inventory. During 2000 we used the proceeds of the sale of the Computer Products business to pay off our line of credit. During 1998,1999, and 2000 we used $834, $138 and $20, respectively to repurchase shares that were held in treasury at the end of 2000.

Asset Management

         Our cash flow from operations has been affected primarily by the timing of our collection of accounts receivable. We have typically sold our products and services on short-term credit terms and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. We had accounts receivable, net of allowance for doubtful accounts of $38,341 and $4,473 (including $34,444 and $775 relating to discontinued operations) at December 31, 1999 and 2000, respectively

         We attempt to manage our inventory in order to minimize the amount of inventory held for resale and the risk of inventory obsolescence and decreases in market value. We attempt to maintain a level of inventory required to reach only our near term requirements by relying on the ready availability of products from our principal suppliers.

Credit Facilities

         On February 27, 1998 we entered into a credit agreement with Deutsche Financial Services ("DFS") for a revolving line of credit (the "DFS Facility") which is our principal source of liquidity. On May 19, 2000, the day of the closing on the sale of the Computer Products Division, the credit facility was amended to decrease the total credit available under the facility from $30,000 to $3,000 subject to borrowing base limitations which are generally computed as a percentage of various classes of eligible accounts receivable and qualifying inventory. Credit available under this facility for floor plan financing of inventory from approved manufacturers (the "Inventory Line") is $3,000. Borrowings under the Inventory Line accrue interest at the prime rate plus 5% on outstanding balances over 40 days. Inventory Line borrowings are reflected in accounts payable on the accompanying balance sheets. For purposes of calculating interest charges the minimum prime rate under the DFS Facility is 7.0%. At December 31, 2000, we had $4 outstanding on the Inventory Line and had total credit availability of $1,311.

         This agreement, which continues in full force and effect for 36 months or until terminated by 30 day written notice from the lender and may be terminated upon 90 days notice by us, subject to a termination fee, is collaterized by substantially all of our assets. The agreement contains restrictive covenants which, among other things, require us to maintain a minimum tangible net worth. The terms of the agreement also prohibit the payment of dividends and limit the purchase of our common stock, and other similar expenditures, including advances to related parties.

Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended was adopted on January 1, 2000. The Company has no derivative instruments as defined by SFAS No. 133 and as a result the adoption of SFAS No. 133 had no impact on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         We incur certain market risks related to interest rate variations because we hold floating rate debt. Based upon the average amount of debt outstanding during 2000, a one-percent increase in interest rates paid by us on our debt would have resulted in an increase in interest expense of approximately $42 for the year.

Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

   Independent Auditors' Report                                             24

   Consolidated Balance Sheets at December 31, 1999 and 2000                25

   Consolidated Statements of Operations for the years ended
   December 31, 1998, 1999 and 2000                                         26

   Consolidated  Statements of Stockholders' Equity for the years
   ended December 31, 1998, 1999 and 2000                                   27

   Consolidated  Statements of Cash Flows for the years ended
   December 31, 1998, 1999 and 2000                                         28

   Notes to Consolidated  Financial  Statements for the years
   ended December 31, 1998, 1999 and 2000                                   29

INDEPENDENT AUDITORS' REPORT

To the Stockholders of I-Sector Corporation.:

         We have audited the accompanying consolidated balance sheets of I-Sector Corporation and subsidiaries ("I-Sector") as of December 31, 1999 and 2000, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at
Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of I-Sector's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of I-Sector as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/  Deloitte & Touche LLP
Houston, Texas

March 16, 2001

I-SECTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1999 AND 2000
 (In thousands, except share and par value amounts)


ASSETS                                                                        1999              2000

 Current Assets:
     Cash and cash equivalents                                             $     4,647       $     8,346
     Accounts receivable, net                                                   38,341             4,473
     Accounts receivable - affiliates                                              281               303
     Accounts receivable - other                                                   142               141
     Inventory                                                                   7,442               774
     Deferred taxes                                                                836
     Income taxes receivable                                                                         863
     Other current assets                                                          384               233
         Total current assets                                                   52,073            15,133
 Property and equipment, net                                                     2,280             1,579
 Other assets                                                                      178               430
                                                                           $    54,531       $    17,142

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
     Notes payable                                                         $    15,869         $
     Accounts payable                                                           21,687             1,892
     Billings in excess of cost and estimated earnings                             615               503
     Accrued expenses                                                            3,896             1,635
     Net liabilities related to discontinued operations                            199               869
     Deferred service revenue                                                      240               136
         Total current liabilities                                              42,506             5,035
 Deferred credit - stock warrants                                                  195               195

 Commitments and Contingencies (See Note 11)

Stockholders' Equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued
     Common stock, $.01 par value, 15,000,000 shares authorized,
         4,442,325 issued at December 31,
         1999 and 2000, respectively                                                44                44
     Additional paid in capital                                                 10,037            10,182
       Unearned equity compensation                                                 (1)               (1)
       Treasury stock, at cost, 381,800 and 399,800 shares at
                        December 31, 1999 and 2000, respectively                  (972)             (992)
     Retained earnings                                                           2,722             2,679
         Total stockholders' equity                                             11,830            11,912
                                                                           $    54,531       $    17,142

See notes to consolidated financial statements.

I-SECTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
 (In thousands, except share and per share amounts)

                                                                       Years ended December 31,
                                                                1998              1999              2000

Total revenue                                               $    16,278      $    19,175       $    18,329

Cost of goods and services                                       10,578           12,598            13,881

          Gross profit                                            5,700            6,577             4,448

Selling, general and administrative expenses                      7,111            6,671             9,970

Operating loss                                                    1,411               94             5,522

Interest expense (income)                                           (41)             (23)             (239)

Loss from continuing operations before
     benefit for income taxes                                     1,370               71             5,283

Benefit for income taxes                                            450                2             1,548

Net loss from continuing operations                                 920               69             3,735

Discontinued operations:
     Net income (loss) from discontinued
     operations, net of taxes                                      (178)             362               302
     Gain (loss) on disposal, net of taxes                                        (1,138)            3,390

Net loss                                                    $     1,098      $       845       $        43

Net income (loss) per share:

     Basic and diluted:
         Net loss from continuing operations                $     0.21       $      0.02         $        0.92
         Net (income) loss from discontinued operations           0.04             (0.09)            (0.07)
         Gain (loss) on disposal                                                    0.27                 (0.84)
              Net loss per share                            $     0.25       $      0.20         $        0.01


Weighted average number of shares outstanding:

     Basic and diluted                                        4,345,883        4,168,140         4,059,618

See notes to consolidated financial statements

I-SECTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
 (In thousands, except share and per share amounts)

                                 $.01 par value        Additional              Unearned
                                 Common Stock           Paid-In     Treasury    Equity       Retained

                                 Shares       Amount   Capital        Stock  Compensation    Earnings    Total

Balance at January 1, 1998       4,454,411     $ 45    $ 10,013               $   (86)       $ 4,665   $ 14,637


Issuance of restricted stock        63,500                  237               $  (237)

Cancellation of restricted stock   (14,500)                 (54)                   54

Purchase of treasury stock        (271,200)                          $ (834)                               (834)

Net loss                                                                                      (1,098)    (1,098)

Balance at December 31, 1998     4,232,211       45      10,196        (834)     (269)         3,567     12,705

Cancellation of restricted stock   (61,086)      (1)       (159)                  268                       108

Purchase of treasury stock        (110,600)                          $ (138)                               (138)


Net loss                                                                                        (845)      (845)

Balance at December 31, 1999     4,060,525       44      10,037        (972)       (1)         2,722     11,830

Purchase of treasury stock         (18,000)                             (20)                                (20)

Fair value of stock options to
     Non-employees                                          145                                             145

Net loss                                                                                         (43)       (43)

Balance at December 31, 2000     4,042,525   $   44    $ 10,182      $ (992)  $    (1)      $  2,679   $ 11,912

See notes to consolidated financial statements.

I-SECTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
 (In thousands, except share and per share amounts)


                                                                                Years ended December 31,
                                                                            1998            1999              2000

CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss                                                        $    (1,098)    $      (845)     $        (43)
     Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities:
     Net (income) loss from discontinued operations                          178            (362)             (302)
     (Gain) loss on disposal of discontinued operations                                    1,138            (3,390)
     Depreciation and amortization                                           882             850               766
     Deferred tax benefit                                                   (219)
     Changes in assets and liabilities that provided (used) cash:
         Accounts receivable, net                                        (10,543)         (1,488)           30,763
         Accounts receivable - affiliates                                     61             (50)              (22)
         Inventory                                                        (3,797)            603               160
         Income taxes receivable                                            (637)            637              (863)
         Other current assets                                               (241)            175              (152)
         Other assets                                                       (117)            (30)              140
         Accounts payable                                                  2,079           5,046           (19,795)
         Billings in excess of cost and estimated earnings                 1,166            (952)             (112)
         Accrued expenses                                                  1,708          (1,377)           (2,261)
         Income taxes payable                                                (82)
         Deferred service revenue                                             14             (16)             (104)
              Net cash provided by (used in) continuing operations       (10,646)          3,329             4,785
     Net operating activities from discontinued operations                  (185)           (717)              755
              Net cash provided by (used in) operating activities        (10,831)          2,612             5,540

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                                     (324)
     Acquisition costs                                                                                        (341)
Proceeds on sale of discontinued operations                                                                 15,029
Net cash provided by continuing operations                                                                  14,364
     Net cash used in discontinued operations                             (1,764)           (276)             (316)
              Net cash provided by (used in) investing activities         (1,764)           (276)           14,048

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                             (834)           (138)              (20)
     Net increase (decrease) in notes payable                             14,386             (89)          (15,869)
              Net cash provided by (used in) financing activities         13,552            (227)          (15,889)

NET INCREASE CASH AND CASH EQUIVALENTS                                       957           2,109             3,699

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           1,581           2,538             4,647

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $     2,538     $     4,647      $      8,346

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest                                          $       403     $       989      $        386
     Cash paid for income taxes                                      $       397     $         0      $      1,009

See notes to consolidated financial statements.

I-SECTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
 (In thousands, except share and per share amounts)


1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         I-Sector Corporation and subsidiaries ("I-Sector") is engaged in the business of providing computer services and of selling associated hardware and telephony software products in the United States. I-Sector operates from five wholly-owned subsidiaries:

         Allstar Computer Services, Inc. ("ACS") provides customers with on-site and carry-in computer repair, application support and operating system and network migration services.

         Internetwork Experts, Inc. ("INX") is a professional services organization that focuses on the design, deployment and support of large-scale networking infrastructure requirements that are Cisco centric. INX's areas of practice include network design, implementation, turnkey support, security audits and firewall design, network infrastructure management and network infrastructure consulting services.

         IT Staffing, Inc. ("IT Staffing") provides temporary and permanent placement services of IT professional personnel.

         Stratasoft, Inc. ("Stratasoft") creates and markets software related to the integration of computer and telephone technologies.

         Synergy Helpdesk Solutions, Inc. ("Synergy") provides customers with turn-key outsourced IT helpdesk solutions, technical staff augmentation for IT helpdesk operations and helpdesk solutions consulting services.

         A substantial portion of I-Sector's sales and services are authorized under arrangements with product manufacturers. I-Sector's operations are dependent upon maintaining its approved status with such manufacturers. Should I-Sector's approved status lapse, revenues and gross profit could be adversely affected.

         I-Sector's significant accounting policies are as follows:

         Principles of Consolidation - The accompanying consolidated financial statements include the accounts of I-Sector and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

         Inventory - Inventory consists primarily of dialers, personal computers and components and is valued at the lower of cost or market with cost determined on the first-in first-out method.

         Property and Equipment - Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to expense when incurred, while expenditures for betterments are capitalized. Disposals are removed at cost less accumulated depreciation with the resulting gain or loss reflected in operations in the year of disposal.

         Property and equipment are depreciated over their estimated useful lives ranging from five to ten years using the straight-line method. Depreciation expense totaled $833, $790 and $699 for the years ended December 31, 1998, 1999 and 2000, respectively.

         Intangible Assets - Intangible assets are being amortized over their estimated useful lives of five years (see Note 5).

         Impairment of Long-Lived Assets - I-Sector records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

         Income Taxes - I-Sector accounts for income taxes under the liability method, which requires, among other things, recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in I-Sector's consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and the recognition of available tax carryforwards.

         Earnings per Share -Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the periods. Diluted net income per share is computed based upon the weighted-average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities using the treasury stock method (See Note 13).

         Revenue Recognition - Revenue from the sale of products is recognized when the product is shipped. Service income is recognized as the services are earned. Revenues resulting from installations of equipment for which duration is in excess of three months are recognized using the percentage-of-completion method. The percentage of revenue recognized on each contract is based on the most recent cost estimate available. Revisions of estimates are reflected in the period in which the facts necessitating the revisions become known; when a contract indicates a loss, a provision is made for the total anticipated loss.

         The following reflects the amounts relating to uncompleted contracts at December 31, 1999 and 2000:

              Costs incurred on uncompleted contracts   $     441    $     135
              Estimated earnings                              473          361

                                                              914          496
              Less: Billings to date                        1,529          999

              Billings in excess of cost and
                 estimated earnings                     $     615    $     503

         Credit Risk - The Company extends credit to its customers in the normal course of business and generally does not require collateral or other security. The Company performs ongoing credit evaluations of its customers' financial condition and historically has not incurred significant credit losses. Earnings are charged with a provision for doubtful accounts based on a current review of the collectibility of the accounts. Accounts deemed uncollectible are applied against the allowance for doubtful accounts.

         Research and Development Costs - Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged to expense were approximately $200 in the years ended December 31, 1998, 1999 and 2000, respectively.

         Employee Stock Based Compensation - I-Sector recognizes compensation expense for stock options and other stock based non-employee compensation awards based on the fair value of the equity instrument at the measurement date. Awards of stock options and other stock based employee incentive plans measure the cost of the equity instrument using the intrinsic value method (See Note 12).

         Comprehensive Income - I-Sector had no comprehensive income items to report for all periods presented.

         Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended, was adopted by I-Sector on January 1, 2001. I-Sector had no derivative instruments as defined by SFAS No. 133, and as a result, on the date of the adoption this standard had no impact on the financial position, results of operations or cash flows of I-Sector.

         Fair Value of Financial Instruments - I-Sector's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and notes payable for which the carrying values approximate fair values given the short-term maturity of the instruments. It is not practicable to estimate the fair values of related-party receivables due to the nature of the instruments.

         Cash and Cash Equivalents - Cash and cash equivalents include any highly liquid securities with an original maturity of three months or less when purchased.

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

         Reclassifications - The accompanying consolidated financial statements for the years presented have been reclassified to give effect to certain changes in presentation.

2.       DISCONTINUED OPERATIONS

         On November 2, 1999, I-Sector approved a plan to sell or close its Telecom Division. This is the measurement date. I-Sector entertained offers to acquire a significant portion of the assets of the Telecom Division and to assume any ongoing operations of the division. A sale was finalized on March 16, 2000. Under the terms of the sale I-Sector received $250 cash. Additionally, the purchaser assumed all telephone equipment warranty obligations of I-Sector up to a maximum of $30, all of which was consumed by October, 2000. Future warranty costs incurred by the purchaser will be billed to I-Sector at an agreed upon rate. An estimate of future warranty costs of $95 is included at December 31, 2000 in the balance sheet caption "Net liabilities related to discontinued operations". A disposal loss, including an estimate of the operating results from the measurement date, November 2, 1999 to the closing date of the sale of $580, and estimates for impairment of assets caused by the disposal decision of $558, totaling $1,138 (net of income tax savings of $586), was recognized in 1999. The disposal loss includes an operating loss of $284 (net of income tax savings of $146) from the measurement date to December 31, 1999. I-Sector recognized additional losses of $344 (net of taxes of $240) in the year 2000. Pretax loss from discontinued operations (net of tax savings of $159, $505 and $0) was $310, $981, and $0 in 1998, 1999 and 2000 respectively. I-Sector retained accounts receivable of approximately $1,400, net of reserves, fixed assets of $30 and liabilities related to the Telecom Division, but has no net retained receivables at December 31, 2000. Fixed assets were redeployed in the continuing operations. The balance sheet caption "Net liabilities related to discontinued operations" contains $294 of estimated future expenses relating to the wind-up of the Telecom Division at December 31, 2000. Revenue for the Telecom Division for the years ended December 31, 1998, 1999 and 2000 was $7,499, $3,975 and $0, respectively. The Company allocated interest expense to its various divisions on a proportional basis based on accounts receivable. Interest expense allocated to the Telecom Division for the year ended December 31, 1998 and for the period from January 1, 1999 to November 2, 1999 was $32 and $69, respectively. The Company has allocated interest expense from November 2, 1999 to the disposal date of March 16, 2000 of $20 both of which were included in the loss on disposal in 1999.

         On March 16, 2000, I-Sector entered into an agreement to sell certain assets of and the ongoing operations of its Computer Products Division. The sale transaction closed on May 19, 2000 after shareholder and other required consents were obtained. Under the terms of the sale, I-Sector received $14,529 plus $250 as reimbursement of certain selling costs. Proceeds of the sale were used to retire debt under our existing credit facility. Pretax income from the discontinued operations of the Computer Products Division (net of taxes of $156) was $302 for the period from January 1 to March 16, 2000, the measurement date, $1,343 and $132 (net of taxes of $688 and $68) for the years ended December 31, 1999 and 1998, respectively. A gain on disposal of $3,734 (net of taxes of $2,607), which includes operating results from the measurement date, March 16, 2000 to the closing date of the sale, as well as a loss on equipment sold of $352 (net of taxes of $144) and estimates for the impairment of assets caused by the disposal decision of $2,820 (net of taxes of $1,156) have been recognized in the year ended December 31, 2000. I-Sector retained accounts receivable of $20,266, net of reserves, and has retained receivables related to the Computer Products Division of $775 at December 31, 2000, fixed assets of $255 and liabilities related to the Computer Products Division. Fixed assets which were not sold have been redeployed in the continuing operations. The balance sheet caption "Net Liabilities related to discontinued operations" contains $575 of estimated future expenses related to the winding up of the Computer Products Division, and include amounts related to the collection of accounts receivable and settlement of pending litigation and to settlements with employees terminated as a result of the sale. Revenue for the Computer Products Division for the years ended December 31, 1998, 1999 and 2000 were $143,396, $182,642 and $29,323 (net of $5,772 after the measurement date and included in the gain on sale), respectively. The Company allocates interest expense to its various divisions on a proportional basis based on accounts receivable. Interest expense allocated to the Computer Products Division for the years ended December 31, 1998, 1999 and 2000 for the period from April 1, 2000 to May 19, 2000 was $360, $671 and $62. In connection with the sale of the Computer Products Division, I-Sector also sold the El Paso portion of the IT Services business. The El Paso branch office portion of the IT Services business accounted for revenues of $935, $2,012 and $955 for the years ended December 31, 1998, 1999, and 2000, respectively. For financial reporting presentation the El Paso services business was included in the continuing operations for the year ended December 31, 2000.

3.       ACCOUNTS RECEIVABLE

         Accounts receivable consisted of the following at December 31, 1999 and 2000:

                                                       1999             2000

         Accounts receivable                      $     4,125      $     4,438
         Accounts receivable retained
          - discontinued operations                    34,444              775
         Allowances for doubtful accounts                (228)            (740)

         Total                                    $    38,341      $     4,473

4.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31, 1999 and 2000:

                                                       1999             2000

         Equipment                                $       512      $       459
         Computer equipment                             4,067            2,787
         Furniture and fixtures                           507              439
         Leasehold improvements                           203              383
         Vehicles                                          27               27
                                                        5,316            4,095
         Accumulated depreciation and
            amortization                               (3,036)          (2,516)
              Total                               $     2,280      $     1,579

5.  ACQUISITION

         On October 27, 2000, INX acquired certain assets and liabilities of Internetwork Experts, Inc., a professional services firm focused on the architecture, design, implementation and support of high-end network infrastructure. The purchase price was $225 in cash and assumed liabilities of $116. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets and liabilities acquired based on fair values at the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired was approximately $341, which has been allocated to a customer list and service agreements. These intangible assets are being amortized over their estimated useful lives of five years. Amortization expense and accumulated amortization was $16 for the year ended December 31, 2000. INX also is contingently liable for future payments to the former owner based on the level of service revenues generated within a specified period of time and within certain ranges for the customers included on the customer list acquired.

6.       CREDIT ARRANGEMENTS

         On February 27, 1998 I-Sector entered into a credit agreement with a commercial finance company. On May 19, 2000, the day of the closing on the sale of the Computer Products Division, the credit facility was amended to decrease the total credit available under the facility from $30,000 to $3,000 subject to borrowing base limitations that are generally computed as a percentage of qualifying inventory. Credit available under this facility for floor plan financing of inventory from approved manufacturers (the "Inventory line") is $3,000. Borrowings under the Inventory line accrue interest at the prime rate plus 5% on outstanding balances over 40 days. Inventory line borrowings are reflected in Accounts payable on the accompanying balance sheets. For purposes of calculating interest charges the minimum prime rate under the amended facility is 7.0%. At December 31, 2000, I-Sector had $4 outstanding on the Inventory Line and had total credit availability of $1,311.

         This agreement, which continues in full force and effect for 36 months or until terminated by 30 day written notice from the lender and may be terminated upon 90 days notice by I-Sector, subject to a termination fee, is collateralized by substantially all of I-Sector's assets. The agreement contains restrictive covenants, which, among other things, require specific ratios of current assets to current liabilities and debt to tangible net worth and require I-Sector to maintain a minimum tangible net worth. The terms of the agreement also prohibit the payment of dividends and limits the purchase of I-Sector common stock, and other similar expenditures, including advances to related parties.

          The weighted-average interest rate for borrowings under all credit arrangements in effect during 1998, 1999 and 2000 was 7.53%, 7.13%, and 7.93% respectively. Interest expense was $441, $969 and $385 for the years ended December 31, 1998, 1999 and 2000 respectively.

7.       INCOME TAXES

         The provision for income taxes for the years ended December 31, 1998, 1999 and 2000 consisted of the following:

                                                                       1998         1999         2000
         Current provision (benefit):
         Federal                                                  $    (234)    $     (2)    $ (1,548)
         State                                                            3
         Total current provision                                       (231)          (2)      (1,548)
         Deferred provision (benefit)                                  (219)
              Total provision (benefit) from continuing operations     (450)          (2)      (1,548)

         Total provision for (benefit from)
          discontinued operations                                       (91)         183          156
         Total provision for (benefit from) gain (loss)
          on disposal                                                               (586)       2,367
              Total                                               $    (541)    $   (405)    $    975

         The total provision for income taxes during the years ended December 31, 1998, 1999 and 2000 varied from the U.S. federal statutory rate due to the following:
                                                      1998     1999     2000

Federal income tax at statutory rate               $  (466)  $  (24) $(1,796)
Nondeductible expenses                                  26       22       17
State income taxes                                       3
Valuation allowance                                                      231
    Other                                              (13)
              Total provision (benefit) from
                  continuing operations$              (450)  $   (2) $(1,548)

         Net deferred tax assets computed at the statutory rate related to temporary differences at December 31, 1999 and December 31, 2000 were as follows:

                                                               1999     2000
          Net deferred tax assets:
              Accounts receivable                            $  172  $   251
              Closing and severance costs                        76      391
              Deferred service revenue                          (41)      30
              Inventory                                          43      134
              Amortization of intangibles                                (23)
              Net operating loss carryforwards                  586
                  Total current deferred tax assets             836      783
              Less Valuation allowance                                  (783)
                  Total                                      $  836  $     0

              Due to the company's recurring losses, a valuation allowance was established for the deferred tax assets at December 31, 2000.

         At December 31, 2000, I-Sector had no net operating loss carry forwards.

8.       ACCRUED EXPENSES

         Accrued liabilities consisted of the following as of December 31, 1999 and 2000:

                                                               1999     2000

     Sales tax payable                                       $1,530  $   121
     Accrued employee benefits, payroll
        and other related costs                               1,506      860
     Accrued interest                                             1
         Accrued supplier fee                                   404
     Accrued warranty costs                                     182      238
     Other                                                      273      416
     Total                                                   $3,896  $ 1,635

9.       RELATED-PARTY TRANSACTIONS

         I-Sector has from time to time made payments on behalf of Allstar Equities, Inc. ("Equities"), which is wholly-owned by the principal stockholder of I-Sector, and I-Sector's principal stockholder for taxes, property and equipment. On December 1, 1999, a note receivable was signed by Equities for $336 in 60 monthly payments of $7. The note bears interest at 9%. Equities made twelve payments in advance and at December 31, 2000 the Company's receivables from Equities amounted to $204. The principal amounts as of December 31, 1999 and December 31, 2000 are classified as Accounts receivable - affiliates based on the expectation of repayment within one year. At December 31, 1999 and December 31, 2000, I-Sector's receivables from these affiliates amounted to approximately $281 and $303, respectively.

(See Note 11 related to lease commitments to equities.)

         In connection with the sale of the Computer Products Division, a member of I-Sector's Board of Directors received a finders fee of $350.

10.      SHAREHOLDERS' EQUITY

         Holders of I-Sector's common stock are entitled to one vote per share on all matters to be voted on by shareholders and are entitled to receive dividends, if any, as may be declared from time to time by the Board of Directors of I-Sector ("the Board"). Upon any liquidation or dissolution of I-Sector, the holders of common stock are entitled, subject to any preferential rights of the holders of preferred stock, to receive a pro rata share of all of the assets remaining available for distribution to shareholders after payment of all liabilities.

         I-Sector's Board authorized the purchase of common stock of I-Sector from time to time in the open market to be held in treasury for the purpose of, but not limited to, fulfilling any obligations arising under I-Sector's stock option plans. At December 31, 2000, 399,800 shares were held in treasury under these authorizations.

         I-Sector issued 14,286, 63,500 and 1,000 common shares of restricted stock in 1997, 1998 and 1999, respectively, and cancelled 14,500, 62,086 and 1,000 common shares of restricted stock during 1998, 1999 and 2000 respectively. The restricted shares have par value of $0.01 per share. The remaining 1,200 shares, valued at $1.563, vest ratably at the end of each one year period over a five year period from the date of issuance.

          I-Sector issued warrants to purchase 176,750 common shares at $9.60 per share to underwriters in connection with its public offering of common stock. The warrants expire on July 7, 2002.

11.      COMMITMENTS AND CONTINGENCIES

         Operating Leases - I-Sector subleases office space from Equities. In 1999, I-Sector renewed its office lease for a five year period with monthly rental payments of $38 plus certain operating expenses through December 1, 2004. Rental expense under this agreement amounted to approximately $390, $395 and $452 during years ended December 31, 1998, 1999 and 2000 respectively.

         Additionally, minimum annual rentals on other operating leases amount to approximately, $154 in 2001, $145 in 2002, $91 in 2003, $0 in 2004, $0 in
2005 and $0 in years thereafter. Amounts paid during the years ended December 31, 1998, 1999 and 2000 under such agreements totaled approximately $509, $766 and $296 respectively.

         I-Sector maintains a 401(k) savings plan wherein I-Sector matches a portion of the employee contribution. In addition, I-Sector has a discretionary matching fund based on the net profitability of I-Sector. All full-time employees who have completed 90 days of service with I-Sector are eligible to participate in the plan. Declaration of the discretionary portion of the matching fund is the decision of the Board of Directors. I-Sector has made no additional contributions to the plan for the years ended December 31, 1998, 1999, or 2000. Under the standard I-Sector matching program, I-Sector's match was $45, $64 and $46 for the years ended December 31, 1998, 1999 and 2000, respectively.

         I-Sector is party to litigation and claims which management believes are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, I-Sector believes the final outcome of such matters will not have a material adverse effect on its financial position, results of operations or cash flows.

         On February 1, 2000, a competitor brought a suit against our wholly-owned subsidiary Stratasoft, Inc. in ESHARE TECHNOLOGIES, INC. AND INVENTIONS, INC. V STRATASOFT, INC., Cause No. 1 99-CV-2303 for the United States District Court for the Northern District of Georgia. The plaintiff alleges infringement of certain patents owned by the competitor and is seeking a permanent injunction to prevent Stratasoft, Inc. from manufacturing, selling, offering for sale or using the alleged infringing products covered by patents owned by Eshare Technology, Inc. et al, as well as unspecified monetary damages. The suit is in its early stages of discovery, and therefore I-Sector is unable to determine the ultimate costs of this matter. I-Sector believes that this suit is without merit and intend to vigorously defend such action, however the case is currently scheduled for mediation in the immediate future. I-Sector has no assurance that mediation will result in a settlement on terms that are acceptable to us.

On May 17, 2000,  Jack B. Corey  ("Corey")  filed a lawsuit  against the Company styled JACK B. COREY V ALLSTAR SYSTEMS, INC., Cause No. 2000-24796, in the District Court of Harris County, Texas, 113th Judicial District, in which he sought a temporary restraining order, temporary and permanent injunctions to enjoin the Company's sale of certain assets to Amherst Technologies, L.L.C. ("Amherst"), and damages based on alleged shareholder oppression. The Court denied Corey's Application for Temporary Restraining Order and, after hearing, denied his request for a temporary injunction. On June 22, 2000, Corey filed his First Amended Original Petition and Application for Permanent Injunction, seeking to permanently enjoin the sale of assets which had already been consummated and to assert a cause of action for shareholder oppression based on alleged failures to provide Corey, a Company shareholder, notices relating to the shareholders' meeting held to approve the sale of assets to Amherst. The Company has answered and denied all claims and intends to vigorously contest Corey's claims. The case is set for trial on June 18, 2001. In addition to the claims he has asserted in the above-described lawsuit, Corey has verbally asserted claims in conversations with the Company's representatives and attorneys that the Company made various alleged misrepresentations regarding the Company's initial public offering that affected Corey's ability and intention to sell his Company shares. Corey verbally claims to have been damaged in the approximate amount of $1,337,500 but has not initiated litigation to pursue his verbal claims. Subsequently, Corey verbally offered to a settlement of all matters for substantially less than his claimed damage amount. Should Corey initiate litigation to pursue his claims, the Company intends to vigorously contest those claims, however the Company will give consideration to offers to settle such matter if such a settlement is deemed to be in the best interest of the Company.

12.      STOCK OPTION PLANS

         Under the 1996 Incentive Stock Plan (the "Incentive Plan"') and the 1996 Non-Employee Director Stock Option Plan (the "Director Plan"). I-Sector's Compensation Committee may grant up to 442,500 shares of common stock, which have been reserved for issuance to certain employees of I-Sector. At December 31, 2000 33,488 shares were available for future grant under the Incentive Plan. The Incentive Plan provides for the granting of incentive awards in the form of stock options, restricted stock, phantom stock, stock bonuses and cash bonuses in accordance with the provisions of the plan. Additionally, no shares may be granted after the tenth anniversary of the Incentive Plan's adoption. I-Sector has reserved for issuance, under the Director Plan, 100,000 shares of common stock, subject to certain antidilution adjustments of which 28,000 were available for future grants at December 31, 2000. The Director Plan provides for a one-time option by newly elected directors to purchase up to 5,000 common shares, after which each director is entitled to receive an option to purchase up to 2,000 common shares upon each date of re-election to I-Sector's Board of Directors. Options granted under the Director Plan and the Incentive Plan have an exercise price equal to the fair market value on the date of grant and generally expire ten years after the grant date.

         In May 2000, I-Sector adopted the 2000 Stock Incentive Plan (the "2000 Incentive Plan"). Under the 2000 Incentive Plan, I-Sector's Compensation Committee may grant up to the greater of 400,000 shares of common stock or 10% of the number of shares of common stock issued and outstanding on the first day of the then preceding calendar quarter. The 2000 Incentive Plan provides for the granting of incentive awards in the form of stock-based awards and cash bonuses in accordance with the provisions of the plan. All employees, including officers , and consultants and non-employee directs are eligible to participate in the 2000 Stock Incentive Plan. Generally, the Compensation Committee has the discretion to determine the exercise price of each stock option under the 2000 Incentive Plan, and they must be exercised within ten years of the grant date, except those classified as Incentive Stock Option ("ISO") grants to a 10% or greater stockholder. ISO options grants to a 10% or greater stockholder must be exercised within five years of the grant date. The exercise price of each ISO option grant may not be less than 100% of the fair market value of a share of common stock on the date of grant (110% in the case of a 10% or greater stockholder). At December 31, 2000 314,129 shares were available for future grant under the 2000 Incentive Plan.

         During 1998, 1999 and 2000 I-Sector granted options to purchase 8,000, 9,000 and 35,000 common shares to its directors, respectively, which vest immediately, and 129,850, 216,872 and 94,671 common shares to its employees, respectively, which vest over five years.

The activity of employees in all plans is summarized below:

                                                         1998                     1999                   2000
                                                      Weighted                   Weighted                  Weighted
                                                       Average                   Average                   Average
                                                      Exercise                   Exercise                  Exercise
                                         Shares         Price     Shares         Price       Shares         Price
Options outstanding at January 1         200,300       $  5.17   268,350        $  1.63     458,232        $  1.41
Granted during the year                  137,850          3.13   225,872           1.15      71,400           1.76
Exercised during the year
Transfers to non-employees                                                                                    2.19
                                                                                           (133,220)

Options canceled for repricing          (260,350)         4.25
Option granted at new price              260,350          1.50
Canceled during the year                 (69,800)         4.50   (35,990)          1.45                       2.23
                                                                                            (13,300)

Options outstanding at December 31       268,350       $  1.63   458,232        $  1.41     383,112        $  1.72
Options exercisable at December 31        56,940       $  1.63   196,072        $  1.41     254,212        $  1.37
Options outstanding price range          $1.5 to $6.00           $1.06 to $1.75             $1.06 to $2.31
Weighted Average fair value of
options granted during the year          $3.16                   $1.07                      $1.15
Options weighted-average
remaining life                           9.83 Years              9.87 Years                 8.00 Years

         I-Sector applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for options granted under the Plans. Accordingly, no compensation expense has been recognized. Had compensation expense been recognized based on the Black-Scholes option pricing model value at the grant date for awards consistent with SFAS No. 123, I-Sector's net loss and loss per share would have been increased to the pro forma amounts shown below. For purposes of estimating the fair value disclosures below, the fair value of each stock option has been estimated on the grant date or the grant repricing date with a Black-Scholes option pricing model using the following weighted-average assumptions; dividend yield of 0%; expected volatility of 121% to 179%; risk-free interest rate of 6.0%; and expected lives of eight years from the original date of the stock option grants. The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net income (loss) for future years.

                                               1998      1999          2000
Net Income (loss):
              As reported                   $ (1,098)  $  (845)   $   (43)
              Pro forma                     $ (1,180)  $  (923)   $   (48)
Earnings per share (basic and diluted )
              As reported                   $  (0.25)  $  (0.20)  $  (0.01)
              Pro forma                     $  (0.27)  $  (0.22)  $  (0.01)

Employees affected by the sale of the Telecom Division on March 16, 2000 and of the Computer Products Division on May 19, 2000 (See Note 2) retained their respective stock option grants received prior to I-Sector's disposal of these divisions. In addition, certain affected employees were eligible and received stock options awards subsequent to their termination dates. The affected employee's awards will vest or continue to vest according to the periods specified in their respective stock option agreements, generally five years, contingent upon the employment with the respective division's acquiror. As a result of their termination from I-Sector, and the change in employee status, these awards were remeasured as of the respective sale dates or date of subsequent issuance. The fair values of each of these stock option awards was estimated using the Black-Scholes option pricing model using the following assumptions; dividend yield of 0%; expected volatility of 87.29% to 121.45%; risk free interest rate of 6% and an expected remaining life of 3 to 5 years. The fair values have been reflected as a component of Stockholder's equity at December 31, 2000 and are being recognized as compensation expense of the Discontinued operations over the estimated remaining vesting period. For the year ended December 31, 2000 $36 of compensation expense was recorded.

The activity of this non-employee group is summarized below:

                                                            2000
                                                                   Weighted
                                                                    Average
                                                 Shares         Exercise Price
       Transfer from Employee plan              133,220              $   2.19
       Grants during the year                    58,271                  2.27
       Exercised during the year
       Canceled during the year                  (7,720)                 1.66
       Options outstanding December 31          183,771              $   2.18
       Options exercisable December 31           45,500              $   1.87

       Options outstanding price range                            $2.86 to $2.31
       Weighted average fair value of options
           granted during the year                                   $   2.18
       Options weighted average remaining
           life                                                     3.85 years

13.      EARNINGS PER SHARE

         The computations of basic and diluted earnings per share for each year were as follows:

                                                                1998          1999           2000
                                                          (Amounts in thousands except share and per share data)
Numerator:

         Net loss from continuing operations                  $    (920)    $     (69)   $  (3,735)

         Discontinued operations:
                  Net income (loss) from discontinued
                   operations, net of taxes                        (178)          362          302
                  Gain (loss) on disposal, net of taxes                        (1,138)       3,390
                  Net loss                                    $  (1,098)    $    (845)   $     (43)

Denominator:

         Denominator for basic earnings per
         share - weighted-average shares
         outstanding                                          4,345,883     4,168,140    4,059,618

Effect of dilutive securities:

         Shares issuable from assumed conversion
             of common stock options, warrants and
             restricted stock

Denominator for diluted earnings per share                    4,345,883     4,168,140    4,059,618

Net income (loss) per share:

Basic and diluted:

Net loss from continuing operations                           $   (0.21)    $   (0.02)   $   (0.92)
Net income (loss) from discontinued operations                    (0.04)         0.09         0.07
Gain (loss) on disposal                                                         (0.27)        0.84
Net loss per share                                            $   (0.25)    $   (0.20)   $   (0.01)


         The potentially dilutive options were not used in the calculation of diluted earnings per share for the year ended December 31, 1998, 1999 and 2000 since the effect of potentially dilutive securities in computing a loss per share is antidilutive.

         There were warrants to purchase, 176,750 shares of common stock for 1998, 1999 and 2000, respectively, which were not included in computing the effect of dilutive securities because the inclusion would have been antidilutive.

         There were 8,000, 37,600 and 48,344 options to purchase common stock for 1998, 1999 and 2000, respectively, which were not included in computing the effect of dilutive securities because the inclusion would have been antidilutive.

14.      SEGMENT INFORMATION

         I-Sector has five reportable segments: (1) ACS, (2) Synergy, (3) IT Staffing, (4) Stratasoft, (5) INX and (6) Corporate. ACS, Synergy and IT Staffing were previously reported as the IT Services segment. Corporate includes the operations of the Company's El Paso service operations which were sold on May 19, 2000, and service operations relating to computer installations for a certain customer. ACS provides customers with on-site and carry-in computer repair, application support and operating system and network migration services. Synergy provides customers with turnkey outsourced IT helpdesk solutions, technical staff augmentation for IT helpdesk operation and helpdesk consulting services. IT Staffing provides IT professionals to work on temporary assignments and does permanent placements. Stratasoft produces software products that facilitate telephony and computer integration primarily for telemarketing and call center applications. INX is a provider of network infrastructure professional services and a reseller of Cisco network infrastructure products. The accounting policies of the business segments are the same as those described in Note 1. I-Sector evaluates performance of each segment based on operating income. Management only views accounts receivable, and not total assets, by segment in their decision making. Intersegment sales and transfers are not significant. The tables below show the results of the five reportable segments:

For the year ended December 31, 2000:

                                                                               IT
                                              ACS      Synergy     INX      Staffing Stratasoft Corporate Elimination Consolidated

Total  revenue                              $ 2,491    $ 4,455    $ 1,874   $ 1,242   $ 6,660   $ 1,640   $   (33)   $  18,329
Cost of sales and services                    1,980      3,610      1,917       913     3,573     1,909       (21)      13,881
Gross profit (loss)                             511        845        (43)      329     3,087      (269)      (12)       4,448
Selling, general and
     administrative expenses                  1,240      1,946        935       491     3,647     1,723       (12)       9,970
Operating loss                              $  (729)   $(1,101)   $  (978)  $  (162)  $ (560)   $(1,992)  $     0       (5,522)
Interest expense (income)                                                                                                 (239)
Loss before benefit for income tax                                                                                      (5,283)
Benefit for income tax                                                                                                   1,548
Net loss from continuing operations                                                                                     (3,735)
Net income from discontinued
     Operations                                                                                                            302
Net gain on disposal, net of taxes                                                                                       3,390
Net loss                                                                                                             $     (43)

Accounts receivable, net                    $   362    $   627    $ 1,075   $   235   $ 1,390   $     9   $      0   $   3,698
Accounts receivable retained from
     discontinued operations, net                                                                                          775
Total accounts receivable, net                                                                                       $   4,473

For the year ended December 31, 1999:
                                                                             IT
                                              ACS      Synergy    INX       Staffing Stratasoft Corporate Elimination Consolidated

Total  revenue                              $ 3,644    $ 7,318    $     0   $ 1,191   $ 4,318   $ 2,704   $      0   $  19,175
Cost of sales and services                    2,524      5,056          0       792     2,126     2,100          0      12,598
Gross profit                                  1,120      2,262          0       399     2,192       604          0       6,577
Selling, general and
     administrative expenses                  1,086      2,187          0       464     1,960       974          0       6,671
Operating income (loss)                     $    34    $    75    $     0   $  (65)   $   232   $  (370)  $      0         (94)
Interest expense (income)                                                                                                  (23)
Loss before benefit for income tax                                                                                         (71)
Benefit for income tax                                                                                                      (2)
Net loss from continuing operations                                                                                        (69)
Income from discontinued operations,
     net of taxes                                                                                                          362
Net loss on disposal, net of taxes                                                                                      (1,138)
Net loss                                                                                                             $    (845)

For the year ended December 31, 1998:
                                                                               IT
                                              ACS      Synergy     INX      Staffing Stratasoft Corporate Elimination Consolidated

Total  revenue                              $ 3,958    $ 6,933    $     0   $   870   $ 3,095   $ 1,422   $      0   $  16,278
Cost of sales and services                    3,156      4,308          0       500     1,603     1,011          0      10,578
Gross profit                                    802      2,625          0       370     1,492       411          0       5,700
Selling, general and
     administrative expenses                  1,681      2,504          0       396     1,873       657          0       7,111
Operating income (loss)                     $  (879)   $   121    $     0   $   (26)  $  (381)  $  (246)  $      0      (1,411)
Interest expense (income)                                                                                                  (41)
Loss before benefit for income tax                                                                                      (1,370)
Benefit for income tax                                                                                                    (450)
Net loss from continuing operations                                                                                       (920)
Loss from discontinued operations,
     net of taxes                                                                                                         (178)
Net loss                                                                                                             $  (1,098)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         NONE

PART III

Item 10. Directors and Executive Officers

Directors

James H. Long - Director, April 1983 to present.

         James H. Long, age 42, is the founder of the Company and has served as Chairman of the Board, Chief Executive Officer and President since the Company's inception in 1983. Prior to founding the Company, Mr. Long served with the United States Navy in a technical position and was then employed by IBM in a technical position.

Donald R. Chadwick - Director, September 12, 1996 to present.

         Donald R. Chadwick, age 57, has served as Secretary since February, 1992 and served as the Chief Financial Officer of the Company from February 1992 until December, 1999. As Chief Financial Officer, his duties included supervision of finance, accounting and controller functions within the Company.

Richard D. Darrell - Director, July 29, 1997 to present.

         Richard D. Darrell, age 45, has been President of American Technology Acquisition Corporation, a company specializing in mergers, acquisitions, and divestitures of technology related companies since 1995. Prior to that, Mr. Darrell served as President and Chief Executive Officer of Direct Computer Corporation, a computer reseller and distribution company based in Dallas, Texas.

Jack M. Johnson, Jr. - Director, July 29, 1997 to present.

         Jack M. Johnson, Jr., age 61, has been Managing General Partner of Winterman & Company, a general partnership that owns approximately 25,000 acres of real estate in Texas, which is used in farming, ranching, and oil and gas exploration activities, since 1996. Mr. Johnson is also President of Winco Agriproducts, an agricultural products company that primarily processes rice for seed and commercial sale. Mr. Johnson was previously the Chairman of the Board of the Lower Colorado River Authority, the sixth largest electrical utility in Texas, with approximately 1,700 employees and an annual budget of over $400 million. Mr. Johnson was previously Chairman of North Houston Bank, a commercial bank with assets of approximately $75 million. Mr. Johnson currently serves on the board of directors of Houston National Bank, a commercial bank located in Houston, Texas with assets of approximately $100 million; Security State Bank, a commercial bank in Anahuac, Texas with assets of approximately $60 million and Team, Inc. a publicly traded company which provides environmental services for industrial operations.

Mark T. Hilz - Director, June 24, 1999 to present.

         Mark T. Hilz, age 42, is the President of Internetwork Experts, Inc. He has formerly served as Chief Executive Officer of Nichecast, Inc., a privately held internet services company. From 1990 to 1998, Mr. Hilz was founder,
President and Chief Executive Officer of PC Service Source, Inc., a publicly-held distributor of personal computer hardware for the repair industry.

Executive Officers

         The executive officers of the Company serve until resignation or removal by the Board of Directors. Set forth below is certain information about the Company's Executive Officers, other than James H. Long .

Thomas N. McCulley - Vice President, Information Systems, September 1996 to present.

         Thomas N. McCulley, age 54, has been the Vice President, Information Systems for the Company since July 1996. From January 1992 to June 1996, Mr. McCulley served as the Information Services Director for the Company. He has responsibility for management and supervision of the Company's Management Information Systems.

William R. Hennessy - President, Stratasoft, Inc., September 1996 to present.

         William R. Hennessy, age 42, has served as the President of Stratasoft, Inc., the Company's wholly-owned subsidiary that was formed in 1995 to develop and market CTI Software, since joining the Company in January 1996. Mr. Hennessy's responsibilities include the general management of Stratasoft, Inc. From July 1991 to January 1996, Mr. Hennessy was employed by Inter-Tel, Incorporated, a telephone systems manufacturer and sales and service company, where he served as the Director of MIS and the Director of Voice and Data Integration for the central region.

Family Relationships

         There are no family relationships among any of the directors and executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

                                     Number of     Number of      Known Failure
         Name of Reporting Person    Late Reports  Transactions       To File

         Chadwick, Donald R                1             6

Item 11. Executive Compensation

Summary Compensation Table. The following table reflects compensation for services to the Company for the years ended December 31, 2000, 1999 and 1998 of
(i) the Chief Executive Officer of the Company and (ii) the three most highly compensated executive officers of the Company who were serving as executive officers at the end of 2000 and whose total annual salary and bonus exceeded $100,000 in 2000 (the "Name Executive Officers").

                         Annual Compensation              Long Term Compensation
                                                                  Awards
  Name and Principal    Year  Salary   Bonus      Other               Number of
                                                  Annual   Restricted Securities
                                              Compensation  Stock     Underlying
                                                   (1)      Awards   Options (2)
        Position

James H. Long (3)        2000 $150,000
Chief Executive          1999  150,000
Officer                  1998  150,000 $80,200                            2,400

William R. Hennessy      2000   91,034  59,686
President, Stratasoft,   1999   85,000  55,856                           10,000
Inc. (4)                 1998   84,637   3,000              7,500


(1) Amounts exclude the value of perquisites and personal benefits because the aggregate amount thereof did not exceed the lesser of $50,000 or 10% of the Named Executive Officer's total annual salary and bonus.
(2) The number of securities underlying options shown for 1998 includes options originally issued in 1997 and repriced during 1998 and options newly issued in 1998.
(3)      Company has made personal loans to Mr. Long from time to time. See Item
         13. Certain Relationships and Related Transactions "Certain Transactions".
(4)      Includes compensation based upon gross profit realized.

Stock Options

         Under the Company's 1996 Incentive Stock Option Plan (the "Incentive Stock Option Plan") options to purchase shares of the Common Stock may be granted to executive officers and other employees. As of December 31, 2000, 409,012 shares were reserved for issuance upon exercise of outstanding options and 33,488 were reserved and remained available for future grants pursuant to the Incentive Stock Option Plan. During 2000, options to purchase 15,100 shares of Common Stock were granted to the Named Executive Officers under the Incentive Stock Option Plan

Options Granted in Last Fiscal Year. The following table provides information concerning stock options granted to the Named Executive Officers during the year ended December 31, 2000.

                                                                      Potential
                                                     Potential       Realizable
                                                    Realizable        Value at
   Number of   Percent of                            Value at         Assumed
   Shares of     Total                            Assumed Annual    Annual Rate
     Common     Options                            Rate of Stock      of Stock
     Stock     Granted to   Exercise                   Price           Price
   Underlying  Employees    or Base                Appreciations   Appreciations
    Options    in Fiscal    Price      Expiration   for Option       for Option
    Granted       Year      ($/share)     Date      Term 5% (1)     Term 10% (1)

None

 (1) Actual gains, if any, on stock option exercises are dependent on future performance of the Common Stock. No appreciation in the price of the Common Stock will result in no gain.

Aggregated Option Exercises and Year-End Option Values

                                               Number of Securities
                        Shares                Underlying Unexercised   Value of Unexercised In-the
                       Acquired    Value            Options at               money Options at
                      on Exercise Realized      December 31, 2000           December 31, 2000
                                           Exercisable   Unexercisable Exercisable    Unexerciable
James H. Long                 0        0         960           1,440         $0               $0
William R. Hennessy           0        0       8,800           9,200         $0               $0

         The Named Executive Officers held 109,646 options that were exercisable at December 31, 2000, none were exercised during 2000 and there were 0 in-the-money unexercised options at December 31, 2000.

Employment Agreements

         Each of the Named Executive Officers of the Company has entered into an employment agreement (collectively, the "Executive Employment Agreements") with the Company. Under the terms of their respective agreements, Messrs. Long, McCully, Otto and Hennessy are entitled to an annual base salary of $150,000, $75,000, $100,000 and $85,000, respectively, plus other bonuses, the amounts and payment of which are within the discretion of the Compensation Committee. The Executive Employment Agreements may be terminated by the Company or by the executive officer at any time by giving proper notice. The Executive Employment Agreements generally provide that the executive officer will not, for the term of his employment and for the period ranging from twelve to eighteen months following the end of such Named Executive Officer's employment with the Company, solicit any of the Company's employees or customers or otherwise interfere with the business of the Company.

Item 12. Security Ownership

Security Ownership of Management

         The following table sets forth, as of March 16, 2000 the number of shares of Common Stock owned by each Director, each Named Executive Officer, as defined in "Executive Compensation," and all Directors and Executive Officers as a group.

Title of Class   Name of                    Amount and Nature of      Percent
                 Beneficial Owner           Beneficial Owner (1)      of Class

Common Stock     James H. Long                        2,058,800       51.6%
Common Stock     Donald R. Chadwick                     110,503   (2)  2.8%
Common Stock     William R. Hennessey                     8,800   (3)     *
Common Stock     Thomas N. McCully                       14,960   (4)     *
Common Stock     All officers and directors           2,193,063       54.9%

(1) Beneficial owner of a security includes any person who shares voting or investment power with respect to or has the right to acquire beneficial ownership of such security within 60 days.

(2) Includes 69,686 shares which may be acquired upon exercise of currently exercisable options and 517 shares owned by his spouse for which Mr. Chadwick disclaims beneficial ownership and 300 shares owned by his minor children for which Mr. Chadwick disclaims beneficial ownership.

(3) Includes 8,800 shares which may be acquired upon exercise of currently exercisable options.

(4) Includes 9,760 shares which may be acquired upon exercise of currently exercisable options.

(5) Includes 600 shares which may be acquired upon exercise of currently exercisable options.

  Security Ownership of Certain Beneficial Owners

  Title of Class  Name and Address of            Amount and Nature of   Percent
                  Beneficial Owner               Beneficial Owner       Of Class

  Common Stock    Jack B. Corey                         267,500           6.7%
                  37102 FM 149, P.O. Box 525
                  Pinehurst, TX 77362

  Common Stock    Peak 6 Capital Management L.L.C. (1)  205,300           5.1%
                  209 LaSalle Street, Suite 200
                  Chicago, Illinois 60604

  Common Stock    James H. Long                         2,120,300        51.6%
                  6401 Southwest Freeway
                  Houston, Texas 77074

  (1)  As reported on Schedule 13D December 1, 2000.

Item 13. Certain Relationships and Related Transactions

Certain Transactions

         The Company has from time to time made payments on behalf of Allstar Equities, Inc. a Texas corporation ("Equities"), which is wholly-owned by James
H. Long, the Company's President and Chief Executive Officer, and on behalf of Mr. Long, personally for taxes, property and equipment. Effective on December 1, 1999 a note payable by Equities was signed for $335,551 for 60 monthly installments of $6,965. The note bears interest at 9% per year. At December 31, 2000, the Company's receivables from Equities amounted to approximately $203,000. Additionally, from time to time the Company has made payments to unrelated parties for transactions that should either wholly or partially benefit Mr. Long and which should therefore be accounted for as indebtedness by Mr. Long to the Company. The company records these transactions as a receivable to be repaid by him. The balance of approximately $100,000 at December 31, 2000 is included in the balance sheet caption "Accounts receivable - affiliates".

         The Company leases office space from Equities. On December 1, 1999 Equities purchased the building and executed a direct lease with the Company with an expiration date of December 31, 2004. The new lease has rental rates of $37,692 per month.

         In August 1996, the Company retained an independent real estate consulting firm to conduct a survey of rental rates for facilities in Houston, Texas that are compatible to its Houston headquarters facility. Based upon this survey, and additional consultations with representatives of the real estate consulting firm, the Company believes that the rental rate and other terms of the Company's sublease from Equities are at least as favorable as those that could be obtained in an arms-length transaction with an unaffiliated third party.

         Directors' Compensation

         Employee directors of the Company do not receive any additional compensation for their services as a director of the Company. The Company pays each independent director $1,000 for each Board meeting attended and $500 for Committee meeting attended, along with reasonable out-of-pocket expenses incurred by independent directors to attend Board and Committee meetings. Independent directors are also entitled to receive options pursuant to the Director Plan (See Note 12).

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         (a) List of documents filed as part of this report

               (1) Consolidated Financial Statements - See Index to Consolidated
                   Financial Statements on Page 23

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
3.2   Certificate of Incorporation of the Company                               Exhibit 3.2 to Form
                                                                                S-1 filed Aug. 8, 1996
3.3   Certificate of Amendment to Certificate of Incorporation                  Form 10-K filed Mar.
      of Allstar Systems, Inc.                                                  24, 2001
4.1   Specimen Common Stock Certificate                                         Exhibit 4.1 to Form
                                                                                S-1 filed Aug. 8, 1996
4.2   See Exhibits 3.1 and 3.2 for provisions of the Certificate of             Exhibit 4.2 to Form
      Incorporation and Bylaws of the Company defining the rights of the        S-1 filed Aug. 8, 1996
       holders of Common Stock.
10.2  Agreement for Wholesale Financing dated September 20, 1993, by            Exhibit 10.2 to Form
      and between ITT Commercial Finance Corp. and Allstar-Valcom, Inc.         S-1 filed Aug. 8, 1996
10.3  Amendment to Agreement for Wholesale Financing dated                      Exhibit 10.3 to Form
      October 25, 1994, by and between ITT Commercial Finance Corp.             S-1 filed Aug. 8, 1996
      and Allstar Systems, Inc.
10.5  Form of Employment Agreement by and between the Company and               Exhibit 10.5 to Form
      certain members of Management.                                            S-1 filed Aug. 8, 1996
10.6  Employment Agreement dated September 7, 1995, by and between              Exhibit 10.6 to Form
      Stratasoft, Inc. and William R. Hennessy.                                 S-1 filed Aug. 8, 1996
10.7  Assignment of Certain Software dated September 7, 1995, by                Exhibit 10.7 to Form
      International Lan and Communications, Inc. and Aspen System               S-1 filed Aug. 8, 1996
      Technologies, Inc. to Stratasoft, Inc.
10.8  Microsoft Solution Provider Agreement by and between Microsoft            Exhibit 10.8 to Form
      Corporation and Allstar Systems, Inc.                                     S-1 filed Aug. 8, 1996
10.9  Novell Platinum Reseller Agreement by and between Novell, Inc.            Exhibit 10.9 to Form
      and Allstar Systems, Inc.                                                 S-1 filed Aug. 8, 1996
10.10 Allstar Systems, Inc. 401(k) Plan.                                        Exhibit 10.10 to Form
                                                                                S-1 filed Aug. 8, 1996
10.11 Allstar Systems, Inc. 2000 Incentive Stock Plan.                          DEF 14A Filed
                                                                                Mar 14, 2000
10.12 Allstar Systems, Inc. 1996 Non-Employee Director Stock Option Plan.       Exhibit 10.12 to Form
                                                                                S-1 filed Aug. 8, 1996
10.14 Resale Agreement dated December 14, 1995, by and between Ingram           Exhibit 10.14 to Form
      Micro Inc. and Allstar Systems, Inc.                                      S-1 filed Aug. 8, 1996
10.15 Volume Purchase Agreement dated October 31, 1995, by and between          Exhibit 10.15 to Form
      Tech Data Corporation and Allstar Systems, Inc.                           S-1 filed Aug. 8, 1996
10.16 Intelligent Electronics Reseller Agreement by and between Intelligent     Exhibit 10.16 to Form
      Electronics, Inc. and Allstar Systems, Inc.                               S-1 filed Aug. 8, 1996
10.18 IBM Business Partner Agreement by and between IBM                         Exhibit 10.18 to Form
      and Allstar Systems, Inc.                                                 S-1 filed Aug. 8, 1996
10.19 Confirmation of Allstar Systems, Inc.'s status as a Compaq authorized     Exhibit 10.19 to Form
      reseller dated August 6, 1996.                                            S-1 filed Aug. 8, 1996
10.20 Hewlett-Packard U.S. Agreement for Authorized Second Tier Resellers       Exhibit 10.20 to Form
      by and between Hewlett-Packard Company and Allstar Systems, Inc.          S-1 filed Aug. 8, 1996
10.21 Associate Agreement by and between NEC America, Inc. and                  Exhibit 10.21 to Form
      Allstar Systems, Inc.                                                     S-1 filed Aug. 8, 1996


10.23 Dealer Agreement dated March 1, 1995, by and between Applied Voice        Exhibit 10.23 to Form
      Technology and Allstar Systems, Inc.                                      S-1 filed Aug. 8, 1996
10.24 Industrial Lease Agreement dated March 9, 1996, by and between            Exhibit 10.24 to Form
      H-5 J.E.T. Ltd. as lessor and Allstar Systems, Inc. as lessee.            S-1 filed Aug. 8, 1996
10.26 Agreement for Wholesale Financing, Business Financing Agreement           Form 10-K filed Mar.
      and related agreements and correspondence by and between DFS Financial    31, 1998
      Services and Allstar Systems, Inc., dated February 27, 1998
10.29 Lease Agreement dated March 4, 1998 by and between The Rugby              Form 10-K filed April
      Group, Inc., and Allstar Systems, Inc.                                    12, 1999
10.32 Lease Agreement by and between Allstar Equities, Inc. and Allstar         Form 10-K filed March
      Systems, Inc.                                                             28, 2000
10.33 Asset Purchase Agreement Between Amherst Computer Products                Exhibit 2.1 to Form
      Southwest, L.P., Amherst Technologies, L.L.C. and Allstar                 8-K filed March 22,
      Systems, Inc. dated March 16, 2000                                        2000
10.35 Promissory Note between James H. Long and Allstar Systems, Inc.           Form 10-K filed March
      dated December 1, 1999                                                    28, 2000
10.36 Asset Purchase Agreement By and Between Internetworking                   Form 10-K filed Mar
      Sciences Corporation and Internetwork Experts, Inc.                       24, 2001
      dated October 27, 2000
10.37 Lease Agreement By and Between Whitehall-Midway Park                      Form 10-K filed Mar
      North, Ltd. and Allstar systems, Inc. dated July 31, 2000                 24, 2001
21.1  List of Subsidiaries of the Company.                                      Form 10-K filed Mar.
                                                                                24, 2001
23.1  Independent Auditors' Consent of Deloitte & Touche LLP,.                  Form 10-K filed Mar.
                                                                                24, 2001
99.1  Schedule II Valuation and Qualifying Accounts                             Form 10-K filed Mar.
                                                                                24, 2001
b     No Form 8-K has been filed in the last  quarter of the fiscal year covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, March 16, 2000.

                                        I-Sector Corporation.
                                        (Registrant)

                                        By:/s/ James H. Long
                                           James H Long, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature               Capacity

         /s/ James H. Long              Chief Executive Officer, President and
                                        Chairman of the Board (Principal
                                        Financial and Accounting Officer)

         /s/ Donald R. Chadwick         Secretary and Director


         /s/ Mark T. Hilz               Director


         /s/ Richard D. Darrell         Director


         /s/ Jack M. Johnson            Director