Form 10-Q
period 2001-03-31
ALLSTAR SYSTEMS INC
filed 2001-05-11
CIK 1020017

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2001
                                       OR

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

Title                                             Outstanding

Common Stock, $.01 par value per share            As of May 7, 2001
                                                  3,959,325 shares outstanding

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      I-SECTOR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and par value amounts)

                                                    March 31,      December 31,
                                                      2001             2000
                                                      ----              ----
                                                             (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                   $        6,871   $       8,346
     Accounts receivable, net                             3,728           4,473
     Accounts receivable - affiliates                       322             303
     Accounts receivable - other                             77             141
     Inventory                                              831             774
     Income taxes receivable                                863             863
     Other current assets                                   241             233
                                                    -----------     -----------
         Total current assets                            12,933          15,133
Property and equipment                                    1,341           1,579
Other assets                                                426             430
                                                    -----------     -----------
Total                                            $       14,700   $      17,142
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                            $        1,640   $       1,892
     Billings in excess of cost and
       estimated earnings                                   129             503
     Accrued expenses                                     2,021           1,635
     Net liabilities related to
       discontinued operations                              441             869
     Deferred service revenue                               149             136
                                                    -----------     -----------
         Total current liabilities                        4,380           5,035
     Deferred credit - stock warrants                       195             195

Commitments and contingencies Stockholders' equity:

     Preferred stock, $.01 par value,
       5,000,000 shares authorized, no shares
       issued
     Common stock:
         $.01 par value, 15,000,000 shares
           authorized,
         4,441,325 and 4,442,325 shares issued
           at March 31, 2001 and December 31,
           2000                                              44              44
     Additional paid in capital                          10,185          10,182
     Unearned equity compensation                                            (1)
     Treasury stock (456,000 and 399,800 shares,
       at cost)at March 31, 2001 and December
       31, 2000                                          (1,046)           (992)
     Retained earnings                                      942           2,679
                                                    -----------     -----------
         Total stockholders' equity                      10,125          11,912
                                                    -----------     -----------
Total                                            $       14,700   $      17,142
                                                    ===========     ===========


                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                   Three Months Ended March 31,

                                                       2001            2000
                                                       ----            ----


Total revenue                                    $        4,840   $       5,984
Cost of sales and services                                3,661           3,599
                                                   -----------     -----------
Gross profit                                              1,179           2,385
Selling, general and administrative expenses              3,012           2,309
                                                    -----------     -----------
Operating (loss) income                                  (1,833)             76
Interest (income) expense                                   (96)             15
                                                    -----------     -----------
(Loss) income from continuing operations
  before provision for income taxes                      (1,737)             61
Provision for income taxes                                                   19
                                                    -----------     -----------
Net (loss) income from continuing operations             (1,737)             42
Discontinued Operations:
     Net income from discontinued operations,
      net of taxes                                                          302
     Gain on disposal, net of taxes                                       4,872
                                                    -----------     -----------
Net (loss) income                                $       (1,737)  $       5,216
                                                    ===========     ===========


Net (loss) income per share:
     Basic:
         Net (loss) income from continuing
           operations                            $       (0.44)   $        0.01
         Net income from discontinued
            operations                                                     0.08
         Gain on disposal, net of taxes                                    1.20
                                                    -----------      ----------
              Net (loss) income per share        $       (0.44)   $        1.29
                                                    ===========      ==========
Diluted:
         Net (loss) income from continuing
           operations                            $       (0.44)   $        0.01
         Net income from discontinued
           operations                                                      0.07
         Gain on disposal, net of taxes                                    1.14
                                                    -----------     -----------
              Net (loss) income per share        $       (0.44)   $        1.22
                                                    ===========     ===========

Weighted average shares outstanding:

         Basic                                        3,945,842       4,048,964
                                                    ===========     ===========
         Diluted                                      3,945,842       4,287,201
                                                    ===========     ===========


                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)

                                                 Three Months Ended March 31,

                                                     2001              2000
                                                     ----              ----

Net (loss) income                                $       (1,737)  $       5,216
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Net income from discontinued operations                               (302)
     Gain on disposal of discontinued operations                         (4,872)
     Depreciation and amortization                          200             103
     Deferred tax provision                                                 113
Changes in assets and liabilities that
  provided (used) cash:

     Accounts receivable, net                               745           9,066
     Accounts receivable - affiliates                        45              (1)
     Inventory                                                2             162
     Other current assets                                    (8)            (18)
     Other assets                                            29               4
     Accounts payable                                      (252)         (6,683)
     Accrued expenses                                       386            (341)
     Income taxes payable                                                    19
     Billings in excess of cost and estimated earnings      374
     Deferred service revenue                                13            (112)
                                                    -----------     -----------

Net cash  (used in) provided by continuing
  operating activities                                     (951)          2,354
Net operating activities from discontinued
  activities                                               (428)            116
                                                    -----------     -----------
     Net cash (used in) provided by operating
       activities                                        (1,379)          2,470

Cash flows from investing activities:

     Acquisition costs                                      (25)
     Capital expenditures                                   (17)            (58)
                                                    -----------     -----------

     Net cash used in  investing activities:                (42)            (58)
                                                    -----------     -----------

Cash flows from financing activities:

     Purchase of treasury stock                             (54)            (14)
     Net decrease in notes payable                                       (3,000)
                                                    -----------     -----------

     Net cash used in financing activities:                 (54)         (3,014)
                                                    -----------     -----------

Net decrease in cash and cash equivalents                (1,475)           (602)
Cash and cash equivalents at beginning of period          8,346           4,647
                                                    -----------     -----------
Cash and cash equivalents at end of period       $        6,871   $       4,045
                                                    ===========     ===========
Supplemental disclosures of cash flow information:

     Cash paid for interest                      $            0   $         261
                                                    ===========     ===========
     Cash paid for taxes                         $            0   $           0
                                                    ===========     ===========


                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     I-Sector Corporation and subsidiaries ("I-Sector") is engaged in the business of providing computer services and of selling associated hardware and telephony software products in the United States. During March, 2001, I-Sector made the decision to merge a wholly-owned subsidiary, Synergy Helpdesk
Solutions, Inc., into another wholly-owned subsidiary, Allstar Computer Services, Inc. Additionally, the resulting wholly-owned subsidiary will be renamed to Allstar Solutions, Inc. ("Allstar"). The company has accordingly combined the financial information of Allstar Computer Services, Inc. and Synergy Helpdesk Solutions, Inc. for financial disclosure. I-Sector operates through four segments:

o Allstar provides customers with turn-key outsourced IT helpdesk solutions, helpdesk solutions consulting services, on-site and carry-in computer repair, application support and operating system, network migration services and technical staff augmentation for IT helpdesk operations.

o Internetwork Experts, Inc. ("INX") is a professional services organization that focuses on the design, deployment and support of large-scale networking infrastructure requirements that are Cisco centric. INX's areas of practice include network design, implementation, turnkey support, security audits and firewall design, network infrastructure management and network infrastructure consulting services.

o    IT  Staffing,   Inc.  ("IT  Staffing")  provides  temporary  and  permanent placement services of IT professional personnel.


o Stratasoft, Inc. ("Stratasoft") creates and markets software related to the integration of computer and telephone technologies.

     A substantial portion of I-Sector's sales and services are authorized under arrangements with product manufacturers. I-Sector's operations are dependent upon maintaining its approved status with such manufacturers. Should I-Sector's approved status lapse, revenues and gross profit could be adversely affected.

     The condensed consolidated financial statements presented herein as of and for the three months ended March 31, 2001 and 2000 are unaudited; however, all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, recurring nature. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet at December 31, 2000 is derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Although management believes the disclosures are adequate, certain information and disclosure normally included in the notes to the financial statements has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission.

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

     Revenue Recognition - Revenue from the sale of products is recognized when the product is shipped. Service income is recognized as the services are performed. Revenues resulting from installations of equipment for which duration is in excess of three months are recognized using the percentage-of-completion method. The percentage of revenue recognized on each contract is based on the most recent cost estimate available. Revisions of estimates are reflected in the period in which the facts necessitating the revisions become known; when a contract indicates a loss, a provision is made for the total anticipated loss.

     The following reflects the amounts relating to uncompleted contracts at March 31, 2000 and December 31, 2000:

      Costs incurred on uncompleted contracts           $   193    $   135
      Estimated earnings                                    360        361
                                                         ------     ------

                                                            553        496
      Less: Billings to date                                682        999
                                                         ------     ------

      Billings in excess of cost and estimated earnings $   129    $   503
                                                         ======     ======


     Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended, was adopted by I-Sector on January 1, 2001. I-Sector has no derivative instruments as defined by SFAS No. 133.

2.   DISCONTINUED OPERATIONS

     On November 2, 1999, I-Sector approved a plan to sell or close its Telecom Division. A sale was finalized on March 16, 2000. Under the terms of the sale I-Sector received $250 cash. Additionally, the purchaser assumed all telephone equipment warranty obligations of I-Sector up to a maximum of $30, all of which was consumed by October, 2000. Future warranty costs incurred by the purchaser will be billed to I-Sector at an agreed upon rate. An estimate of future warranty costs of $95 was recorded during 2000. A disposal loss, including an estimate of the operating results from the measurement date, November 2, 1999 to the closing date of the sale of $580, and estimates for impairment of assets caused by the disposal decision of $558, totaling $1,138 (net of income tax savings of $586), was recognized in 1999. The disposal loss includes an operating loss of $284 (net of income tax savings of $146) from the measurement date to December 31, 1999. I-Sector recognized additional losses of $344 (net of taxes of $240) in the year 2000, and recognized no additional losses in the three months ended March 31, 2001.

     On March 16, 2000, I-Sector entered into an agreement to sell certain assets of and the ongoing operations of its Computer Products Division. The sale transaction closed on May 19, 2000 after shareholder and other required consents were obtained. Under the terms of the sale, I-Sector received $14,529 plus $250 as reimbursement of certain selling costs. Proceeds of the sale were used to retire debt under our existing credit facility. Pretax income from the discontinued operations of the Computer Products Division (net of taxes of $156) was $302 for the period from January 1 to March 16, 2000, the measurement date. A gain on disposal of $3,734 (net of taxes of $2,607), which includes operating results from the measurement date, March 16, 2000 to the closing date of the sale, as well as a loss on equipment sold of $352 (net of taxes of $144) and estimates for the impairment of assets caused by the disposal decision of $2,820 (net of taxes of $1,156) have been recognized in the year ended December 31, 2000. I-Sector retained accounts receivable of $20,266, net of reserves, and has retained receivables related to the Computer Products Division of $34 and $775 at March 31, 2001 and December 31, 2000, respectively. In connection with the sale of the Computer Products Division, I-Sector also sold the El Paso portion of the IT Services business. For financial reporting presentation the El Paso services business was included in the continuing operations for the three months ended March 31, 2001.

     The balance sheet caption "Net Liabilities related to discontinued operations" contains $441 and $869 at March 31, 2001 and December 31, 2000, respectively, of estimated future expenses related to the winding up of the Telecom Division and the Computer Products Division, and include amounts related to the collection of accounts receivable and settlement of pending litigation and to settlements with employees terminated as a result of the sale.

3.   SEGMENT INFORMATION

     I-Sector has five reportable segments: Allstar, INX, IT Staffing, Stratasoft and Corporate. During March, 2001, I-Sector decided to merge a wholly-owned subsidiary (Synergy Helpdesk Solutions, Inc.) into another wholly-owned subsidiary, Allstar Computer Products, Inc., and, subsequent to the merger to change the name of the resulting wholly-owned subsidiary to Allstar Solutions, Inc. ("Allstar"). As a result of this decision, the segments previously reported as ACS and Synergy have been combined and reported as Allstar. Corporate includes the operations of the Company's El Paso service operations which were sold on May 19, 2000, and service operations relating to computer installations for a certain customer, as well as the company's corporate level expenses that are not allocated to the subsidiaries. The installations  for the  certain  customer  ceased  when  the  Computer  Products
Division was sold on May 19, 2000. The accounting policies of the business segments are the same as those for I-Sector. I-Sector evaluates performance of each segment based on operating income. Management only views accounts receivable, and not total assets, by segment in their decision-making. Intersegment sales and transfers are not significant and are shown in the Elimination column in the following table. The tables below show the results of the five reportable segments:

For the quarter ended March 31, 2001:

                                                                     IT
                                               Allstar     INX      Staffing Stratasoft Corporate Elimination Consolidated
Total revenue                                $ 1,216     $ 1,718     $   239     $ 1,682     $    (4)    $   (11)    $ 4,840
Cost of sales and services                     1,080       1,714         154         710          14         (11)      3,661
                                              ------       -----      ------      ------      ------      ------      ------
Gross profit (loss)                              136           4          85         972         (18)          0       1,179
Selling, general and
     administrative expenses                     940         608         193         746         525           0       3,012
                                              ------      ------      ------      ------      ------      ------      ------
Operating (loss) income                      $  (804)    $  (604)    $  (108)    $   226     $  (543)    $     0      (1,833)
                                              ======      ======      ======      ======      ======      ======
Interest  (income)                                                                                                       (96)
                                                                                                                      ------
Loss before benefit for income tax                                                                                    (1,737)
Benefit for income tax
                                                                                                                      ------
Net loss from continuing operations                                                                                   (1,737)
Net loss on disposal, net of taxes
                                                                                                                      ------
Net loss                                                                                                             $(1,737)
                                                                                                                      ======

Accounts receivable, net                     $   898     $ 1,276     $   271     $ 1,250     $    (1)    $     0       3,694
                                              ======      ======      ======      ======      ======      ======
Accounts receivable retained from
     discontinued operations, net                                                                                         34
                                                                                                                      ------
Total accounts receivable, net                                                                                       $ 3,728
                                                                                                                      ======

For the quarter ended March 31, 2000:

Total revenue                                $ 2,289     $     0     $   321     $ 2,473     $   901     $     0     $ 5,984
Cost of sales and services                     1,604           0         241       1,151         603           0       3,599
                                              ------      ------      ------      ------      ------      ------      ------
Gross profit                                     685           0          80       1,322         298           0       2,385
Selling, general and
     administrative expenses                     805           0         104       1,061         339           0       2,309
                                              ------      ------      ------      ------      ------      ------      ------
Operating income (loss)                      $  (120)    $     0     $   (24)    $   261     $   (41)    $     0          76
                                              ======      ======      ======      ======      ======      ======
Interest expense                                                                                                          15
                                                                                                                      ------
Income before provision
for income tax                                                                                                            61
Provision for income tax                                                                                                  19
                                                                                                                      ------
Net income from continuing operations                                                                                     42
Net income from discontinued operations,
  net of tax                                                                                                             302
Gain on disposal, net of taxes                                                                                         4,872
                                                                                                                      ------
Net income                                                                                                           $ 5,216
                                                                                                                      ======

Accounts receivable, net                     $   622     $     0     $   150     $ 2,317     $ 2,067     $     0     $ 5,156
                                              ======      ======      ======      ======      ======      ======
Accounts receivable retained from
     discontinued operations, net                                                                                     21,608
                                                                                                                      ------
Total accounts receivable, net                                                                                       $26,764
                                                                                                                      ======

4.   EARNINGS PER SHARE

     Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive stock options and warrants less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock for each of the periods presented.

     The potentially dilutive options totaling 184,616 and 261,046 shares for the three months ended March 31, 2001 and 2000, respectively, calculated under the treasury stock method, were not used in the calculation of diluted earnings per share since the effect of potentially dilutive securities in computing a loss per share on continuing operations is antidilutive.

     There were warrants to purchase 176,750 shares of common stock for the three months ended March 31, 2001 and 2000 which were not included in computing diluted earnings per share because the inclusion would have been antidilutive.

5.   LITIGATION

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

     On May 17, 2000, Jack B. Corey ("Corey") filed a lawsuit against the Company styled JACK B. COREY V ALLSTAR SYSTEMS, INC., Cause No. 2000-24796, in the District Court of Harris County, Texas, 113th Judicial District, in which he sought a temporary restraining order, temporary and permanent injunctions to enjoin the Company's sale of certain assets to Amherst Technologies, L.L.C. ("Amherst"), and damages based on alleged shareholder oppression. The Court denied Corey's Application for Temporary Restraining Order and, after hearing, denied his request for a temporary injunction. On June 22, 2000, Corey filed his First Amended Original Petition and Application for Permanent Injunction, seeking to permanently enjoin the sale of assets which had already been consummated and to assert a cause of action for shareholder oppression based on alleged failures to provide Corey, a Company shareholder, notices relating to the shareholders' meeting held to approve the sale of assets to Amherst. The Company answered and denied all claims In addition to the claims he asserted in the above-described lawsuit, Corey verbally asserted claims in conversations with the Company's representatives and attorneys that the Company made various alleged misrepresentations regarding the Company's initial public offering that affected Corey's ability and intention to sell his Company shares. Corey verbally claimed to have been damaged in the approximate amount of $1,337,500 but did not initiate litigation to pursue his verbal claims. Subsequent to March 31, 2001 Mr. Corey dropped his lawsuit.

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

Overview

     I-Sector Corporation ("I-Sector"), formerly Allstar Systems, Inc., has historically been engaged in the business of providing its customers with solutions to their information and communications technology needs. Through 1999, our revenue was historically derived through four primary areas of business, IT Services, CTI Software, Computer Products and Telecom Systems, each of which were historically been reported as a separate segment. During the year ended December 31, 1999 we discontinued our Telecom Systems business and during the quarter ended March 31, 2000 we discontinued our Computer Products business. We sold both Telecom Systems and Computer Products businesses in separate transactions during the first quarter of 2000. We retained the other assets of our IT Services business, which provides a variety of services related to the use of information technology, and, as discussed above, contributed those assets to newly formed wholly owned subsidiaries. By operating through these highly focused wholly owned subsidiaries, we believe that we will offer better customer service and improve our financial performance. We also retained our Stratasoft business, which develops and markets telecommunications software. After the sale of these two businesses, in July 2000, we separated what had been the IT Services business into three separate businesses, each of which is a wholly-owned subsidiary corporation. One of these subsidiary companies is IT Staffing, Inc. ("IT Staffing"), which had already been operated as a wholly-owned subsidiary. We contributed the remaining components of the former IT Services business to two newly formed wholly-owned corporations, Allstar Computer Services, Inc. ("ACS") and Synergy Helpdesk Solutions, Inc. ("Synergy"). During March, 2001 we made the decision to merge Synergy into ACS and to change the name of the resulting company to Allstar Solutions, Inc.
("Allstar"). In July 2000, we formed another wholly-owned subsidiary, Internetworking Sciences, Inc. ("INX"), a professional services organization that focuses on the design, deployment and support of large-scale network infrastructure requirements. In October 2000 INX acquired certain assets of an unrelated professional service company in the Dallas area, which had a similar focus, and subsequently underwent a legal name change to Internetwork Experts, Inc. We market our services businesses in Texas from locations in the Houston and Dallas-Fort Worth metropolitan areas. Stratasoft markets its products worldwide through a direct sales force and an authorized dealer network. During the three months ended March 31, 2001, Allstar, INX and IT Staffing produced 25.1%, 35.5% and 4.9% of total revenues, while Stratasoft produced 34.8% of total revenues. Gross margin varies substantially between each of these business segments.

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

     A disposal loss (net of taxes), including an estimate of the operating results from the measurement date, November 2, 1999 to the closing date of the sale of Telecom Systems was recognized at December 31, 1999. The sale of Computer Products closed on May 19, 2000 after stockholder approval was obtained and other conditions to closing were satisfied. The terms of the agreement included cash consideration of $14.8 million, plus the possibility of receiving a future payment of up to $500,000 from an escrow account. The terms of the agreement also included possible future cash payments contingent upon future performance of the operations being sold. We recognized a gain of approximately $4.9 million, net of taxes, in the quarter ended March 31, 2000, but recognized losses in the quarters ended June 30, 2000 and September 30, 2000 which reduced the gain on the sale to $3.7 million, net of taxes.

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

     Allstar provides customers with on-site and carry-in computer repair, application support, operating system and network migration services, turnkey outsourced IT helpdesk solutions, technical staff augmentation for IT helpdesk operations and helpdesk solutions consulting services. IT Staffing places IT professionals on temporary assignments and permanent placements. INX focuses on the design, deployment and support of networking infrastructure. INX provides professional services for customers that have large-scale network infrastructure requirements that are Cisco centric. The areas of practice for INX include network design, implementation, turnkey support, security audits and firewall design, network infrastructure management and network infrastructure consulting services.

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

     A significant portion of our cost of services for each of our service businesses is comprised of labor. Labor has a somewhat fixed nature such that higher levels of service revenue produces higher gross margin while lower levels of service revenue produces less gross margin. Management of labor cost is important in order to prevent erosion of gross margin.

     A significant portion of our selling, general and administrative expenses in all of our businesses relate to personnel costs, some of which are variable and others of which are relatively fixed. Our variable personnel costs are substantially comprised of sales commissions, which are typically calculated based upon our gross profit on a particular sales transaction and thus generally fluctuate with our overall gross profit. The remainder of selling, general and administrative expenses are relatively fixed and, while still somewhat variable, do not vary with increases in revenue as directly as do sales commissions.

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

Three Months Ended March 31, 2001 Compared To Three Months Ended March 31, 2000
                             (Dollars in thousands)

     The following table sets forth, for the periods indicated, certain financial data derived from our unaudited consolidated statements of operations for the three months ended March 31, 2001 and 2000. The discussion below relates only to our continuing operations, unless otherwise noted.

                                     Three months ended March 31,

                                                 2001                2000
                                                 ----                ----
                                          Amount      %       Amount      %
                                          ------    -----     ------    -----
Revenue

Allstar                                 $  1,216      25.1  $  2,289      38.3
  INX                                      1,718      35.5         0       0.0
IT Staffing                                  239       4.9       321       5.4
Stratasoft                                 1,682      34.8     2,473      41.3
Corporate                                     (4)     (0.1)      901      15.0
Elimination                                  (11)     (0.2)        0       0.0
                                         -------  --------   -------  --------
     Total revenue                         4,840     100.0     5,984     100.0
Gross profit (loss):
Allstar Systems, Inc.                        136      11.1       685      29.9
  INX                                          4       0.2         0       0.0
IT Staffing                                   85      35.6        80      24.9
Stratasoft                                   972      57.8     1,322      53.5
Corporate                                    (18)   (450.0)      298      33.1
Elimination                                    0       0.0         0       0.0
                                         -------  --------   -------  --------
     Total gross profit                    1,179      24.4     2,385      39.9
Selling, general and administrative
  expenses:
Allstar                                      940      77.3       805      35.2
  INX                                        608      35.4         0       0.0
IT Staffing                                  193      80.8       104      32.4
Stratasoft                                   746      44.4     1,061      46.4
Corporate                                    525      47.7       339      37.6
                                         -------  --------   -------  --------
     Total selling, general and
       administrative                      3,012      62.2     2,309      38.6
Operating (loss) income:
Allstar                                     (804)    (66.1)     (120)     (5.2)
  INX                                       (604)    (35.2)        0       0.0
IT Staffing                                 (108)    (45.2)      (24)     (7.5)
Stratasoft                                   226      13.4       261      10.6
Corporate                                   (543) (4,936.4)      (41)     (4.5)
                                         -------  --------   -------  --------
    Total operating (loss) income         (1,833)    (37.9)       76       1.3
Interest (income) expense net of
  other income                               (96)     (2.0)       15       2.5
                                         -------  --------   -------  --------
Loss before benefit for income taxes      (1,737)    (35.9)       61       1.0
Provision for income taxes                                        19       0.3
                                         -------  --------   -------  --------
Net (loss) income from continuing
  operations                              (1,737)    (35.9)       42       0.7
Discontinued operations:
Net income from discontinued operations                          302       5.0
Gain on disposal                                               4,872      81.4
                                         -------  --------   -------  --------
Net (loss) income                       $ (1,737)    (35.9) $  5,217      87.2
                                         =======  ========   =======  ========

I-Sector has previously allocated the cost of its corporate department to its operating subsidiaries. Beginning in the quarter ended September 30, 2000 that department is included in the Corporate segment.

     TOTAL REVENUE. Total revenue decreased by $1,144 (19.1%) to $4,840 in 2001 from $5,984 in 2000.

     Allstar revenue decreased by $1,073 (46.9%) to $1,216 in 2001 from $2,289 in 2000. As a percentage of total revenue Allstar revenue decreased to 25.1% in 2001 from 38.3% in 2000. The decrease in ACS revenue was primarily attributable to issues related to the loss of revenue from certain customers after the sale of the Computer Products Division.

     INX revenue was $1,718 for the quarter and represented 35.5% of total revenue. INX was newly formed in July, 2000 to meet the needs of customers in the area of large-scale network infrastructure requirements that are Cisco centric. INX exerted intense efforts to introduce itself to the market in Dallas and Houston and form customer relationships.

     IT Staffing revenue decreased by $82 (25.5%) to $239 in 2001 from $321 in 2000. As a percentage of total revenue IT Staffing revenue decreased to 4.9% in 2001 from 5.4% in 2000. IT Staffing experienced a change in its mix of revenue sources such that permanent placements, which produce higher gross margin, increased to 23.1% of its total revenues in 2001 from 9.3% in 2000. Temporary placements decreased to 76.9% in 2001 from 90.7% in 2000.

     Stratasoft revenue decreased by $791 (32.0%) to $1,682 in 2001 from $2,473 in 2000. Stratasoft revenue, as a percentage of total revenue, decreased to 34.8% in 2001 from 41.3% in 2000. In 2000 Stratasoft had one large contract which contributed $580 in revenues but no such large contract occurred in 2001. The remainder of the decrease is attributable to the slowing of the general economy.

     The Corporate segment includes both costs related to the operation of the corporate entity that are not allocated to any subsidiary company, plus certain operations which are not on-going because of the sale of the Computer Products Division and including prior period installation revenue that was related to a certain customer of our Computer Products Division and revenue from our former El Paso branch office, which ceased because of the sale of the Computer Products Division. As these operations have ceased or are winding up we expected an insignificant amount of revenue in the quarter ending March, 2001. Corporate revenue decreased by $905 (100.4%) to $(4) in 2001 from $901 in 2000. Revenue in 2001 is negative because of credits issued to customers. As a percentage of total revenue Corporate revenue decreased to (0.1)% in 2001 from 15.0% in 2000. The El Paso branch office service business had revenue of $(1) and $710 in the quarters ended March 31, 2001 and 2000, respectively. Installation revenue for the certain customer of the Computer Products Division (also discontinued effective May 19, 2000) contributed revenue of $0 and $191 in the quarters ended March 31, 2001 and 2000, respectively.

     GROSS PROFIT. Gross profit decreased by $1,206 (50.6%) to $1,179 in 2001 from $2,385 in 2000. Gross margin decreased to 24.4% in 2001 from 39.9% in 2000.

     Allstar gross profit decreased by $549 (80.1%) to $136 in 2001 from $685 in 2000. Gross margin for Allstar decreased to 11.2% in 2001 from 29.9% in 2000. Allstar cost of service consists primarily of labor cost. Labor has a more fixed nature such that higher levels of service revenue produces higher levels of gross margin while lower levels of service revenue produces lower gross margin. In periods when service revenue decreases, it becomes more important to manage labor cost in order to prevent erosion of gross margin. Subsequent to the separation of the IT Services segment into wholly owned subsidiary companies in July 2000, Allstar experienced lower labor utilization related to lower revenue.

     INX gross profit was $4 and 0.2% of revenue. Since INX was formed in July, 2000, there is no history for comparison. As a newly formed start-up operation, it had to have billable technical staff in place in order to be able to market their services, but was unable to utilize that technical staff sufficiently to cover their labor cost.

     IT Staffing gross profit increased by $5 (6.3%) to $85 in 2001 from $80 in 2000 as revenue decreased by 25.5%. Gross margin increased to 35.6% in 2001 from 24.9% in 2000. IT Staffing's gross margin is influenced by the mix of revenues. As discussed above, IT Staffing had higher revenues from permanent placements in 2001 as compared to 2000, and permanent placements contribute much higher gross margins. Revenues from temporary placements decreased as a percentage of total revenues, and these revenues produce lower gross margins than do permanent placements, particularly because a large percentage of the revenues for temporary placements were attributed to a contract with a major customer which limits the rates for that particular customer.

     Stratasoft gross profit decreased by $350 (26.5%) to $972 in 2001 from $1,322 in 2000 as revenue decreased by 32.0%. Gross margin for Stratasoft increased to 57.8% in 2001 from 53.5% in 2000. The decreased gross profit is consistent with the decreased sales volume. Gross margin is also impacted by the mix of sales between systems sales, which include a hardware component, as compared to software only sales, which do not have a hardware cost of goods component.

     Corporate gross profit decreased by $316 (106.0%) to a loss of $18 in 2001 from a gross profit of $298 in 2000 as revenue decreased by 100.4%. Gross margin decreased to (450.0%) in 2001 from 33.1% in 2000. The El Paso service business that was sold on May 19, 2000 produced gross loss of $19 in 2001 as compared to a gross profit of $158 in the same quarter in 2000. We experienced certain costs related to winding up our service operations in the El Paso branch office that negatively impacted gross profit. Augmenting those results, the gross margin on installations for the customer that was lost in the Computer Products Division sale produced a gross loss of $1 in 2001 as compared to a gross profit of $142 in 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $703 (30.4%) to $3,012 in 2001 from $2,309 in 2000. As a percentage of revenue, these expenses increased by 23.6%, to 62.2% of revenue in 2001 from 38.6% of revenue in 2000. Overall, our spending was up primarily related to hiring new members of management for the new subsidiary companies ($242, of which $136 was for INX which was newly formed and had no operations  in  2000),  and  expanding  the  sales  marketing  staff  in the new companies ($257, of which $106 was for INX which was newly formed and had no operations in 2000). Bad debt expense increased by $75 in 2001 as compared to 2000. Corporate selling, general and administrative expenses increased by $186 in 2001 as compared to 2000 because costs related to the maintenance of the corporate organization, including executive management compensation, corporate-level insurance, depreciation, legal, director and investor relations expenses, which were previously allocated out to the operating segments, and which are now included in the Corporate segment, were allocated to the Computer Products Division in 2000.

     OPERATING LOSS FROM CONTINUING OPERATIONS. Our operating loss increased by $1,909 to a loss of $1,833 in 2001 from a profit of $76 in 2000 due to the increase in a Corporate operating loss of $502, Allstar operating loss of $684, INX operating loss of $604, and IT Staffing operating loss of $84 and the decrease in Stratasoft's operating income of $35.

     INTEREST INCOME. Interest income increased by $111 to $96 in 2001 compared to interest expense of $15 in 2000, primarily due to the reduction of notes payable and investment of available cash.

     DISCONTINUED OPERATIONS. On March 16, 2000 we entered into an agreement to sell certain assets of, and the ongoing operation of, our Computer Products Division. The sale transaction closed on May 19, 2000. As a consequence of these events, the operations of Computer Products are reported as discontinued operations. The sale transaction was reported in the quarter ended March 31, 2000. For the quarters ended March 31, 2001 and 2000, respectively, income from discontinuing operations was $0 and $302 (net of taxes of $0 and $156) and the gain on disposal related to Computer Products was $0 and $4,872, net of taxes of $0 and $2,512.

     NET LOSS. Net loss on continuing operations in the quarter ended March 31, 2001 was $1,737. Due to our recurring losses, a valuation allowance has been recorded for the tax benefit related to our operating losses. Net income on continuing operations in the quarter ended March 31, 2000 was $42, after a provision for income taxes totaling $19 (reflecting an effective tax rate of 9.6%).

Liquidity and Capital Resources

     Our working capital was $8,553 and $10,098 at March 31, 2001 and December 31, 2000, respectively. As of March 31, 2001, we had no outstanding debt and available borrowing base of $2,913 under our Deutsche Financial Services credit facility. We used the proceeds from the sale of our Computer Products Division and certain assets of IT services business located in El Paso, Texas to repay $9,300 in debt, which represented all of our secured debt, to Deutsche Financial Services ("DFS"). We expect to satisfy our capital requirements from our existing cash balances, collection of our accounts receivables and borrowings under our credit facilities.

Cash Flow

     Operating activities used net cash totaling $1,379 during the three months ended March 31, 2001. Operating activities used net cash during the period primarily to fund operating losses ($1,737) and in discontinued activities ($428).

     Investing activities used cash totaling $42 during the three months ended March 31, 2001 and financing activities used cash totaling $54.

Asset Management

     Our cash flow from operations has been affected primarily by the timing of our collection of accounts receivable. We have typically sold our products and services on short-term credit terms and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. We had accounts receivable, net of allowance for doubtful accounts, of $3,728 and $4,473 at March 31, 2001 and December 31, 2000, respectively.

Current Debt Obligations

     On February 27, 1998 we entered into a credit agreement with Deutsche Financial Services ("DFS") for a revolving line of credit (the "DFS Facility"), which historically was our principal source of liquidity. On May 19, 2000, the day of the closing on the sale of the Computer Products Division, the credit facility was amended to decrease the total credit available under the facility from $30,000 to $3,000 subject to borrowing base limitations which are generally computed as a percentage of various classes of eligible accounts receivable and qualifying inventory. Credit available under this facility for floor plan financing of inventory from approved manufacturers (the "Inventory Line") is $3,000. Borrowings under the Inventory Line accrue interest at the prime rate plus 5% on outstanding balances over 40 days. Inventory Line borrowings are reflected in accounts payable on the accompanying balance sheets. For purposes of calculating interest charges the minimum prime rate under the DFS Facility is 7.0%. At March 31, 2001, we had $19 outstanding on the Inventory Line and had total credit availability of $2,913.

     This agreement, which continues in full force and effect for 36 months or until terminated by 30 day written notice from the lender and may be terminated upon 90 days notice by us, subject to a termination fee, is collaterized by substantially all of our assets. The agreement contains restrictive covenants, which, among other things, require us to maintain a minimum tangible net worth. The terms of the agreement also prohibit the payment of dividends and limit the purchase of our common stock, and other similar expenditures, including advances to related parties.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     We incur certain market risks related to interest rate variations because we hold floating rate debt. Based upon the average amount of debt outstanding during the three months ended March 31, 2000, a one-percent increase in interest rates paid by us on our debt would not have resulted in an increase in interest for the period.

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

     On May 17, 2000, Jack B. Corey ("Corey") filed a lawsuit against the Company styled JACK B. COREY V ALLSTAR SYSTEMS, INC., Cause No. 2000-24796, in the District Court of Harris County, Texas, 113th Judicial District, in which he sought a temporary restraining order, temporary and permanent injunctions to enjoin the Company's sale of certain assets to Amherst Technologies, L.L.C. ("Amherst"), and damages based on alleged shareholder oppression. The Court denied Corey's Application for Temporary Restraining Order and, after hearing, denied his request for a temporary injunction. On June 22, 2000, Corey filed his First Amended Original Petition and Application for Permanent Injunction, seeking to permanently enjoin the sale of assets which had already been consummated and to assert a cause of action for shareholder oppression based on alleged failures to provide Corey, a Company shareholder, notices relating to the shareholders' meeting held to approve the sale of assets to Amherst. The Company has answered and denied all claims. In addition to the claims he has asserted in the above-described lawsuit, Corey verbally asserted claims in conversations with the Company's representatives and attorneys that the Company made various alleged misrepresentations regarding the Company's initial public offering that affected Corey's ability and intention to sell his Company shares. Corey verbally claimed to have been damaged in the approximate amount of $1,337,500. Subsequent to March 31, 2001 Mr.Corey dropped his lawsuit.

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

                                   I-Sector Corporation.

May 7, 2001                        By:      /s/ JAMES H. LONG
                                            -----------------
Date                               James H. Long, Chief Executive Officer,
                                   President and Chairman of the Board
                                  (Principal Financial and Accounting Officer)