Form 10-Q
period 2001-06-30
I SECTOR CORP
filed 2001-08-14
CIK 1020017

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended June 30, 2001
                                       OR

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

Title                                            Outstanding

Common Stock, $.01 par value per share           As of August 14, 2001
                                                 3,877,625 shares outstanding

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      I-SECTOR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and par value amounts)

                                                 June 30,     December 31,
                                                   2001          2000
                                                   ----          ----
                                                            (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                $    5,440     $    8,346
     Accounts receivable, net                      4,891          4,473
     Accounts receivable - affiliates                281            303
     Accounts receivable - other                      80            141
     Inventory                                       692            774
     Income taxes receivable                         863            863
     Other current assets                            161            233
                                               ---------       --------
         Total current assets                     12,408         15,133
Property and equipment                             1,289          1,579
Other assets                                         420            430
                                               ---------       --------
Total                                         $   14,117     $   17,142
                                               =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                         $    1,086     $    1,892
     Billings in excess of cost and
        estimated earnings                           573            503
     Accrued expenses                              2,208          1,635
     Net liabilities related to
        discontinued operations                      660            869
     Deferred service revenue                        115            136
                                                 -------       --------
         Total current liabilities                 4,642          5,035
     Deferred credit - stock warrants                195            195

Commitments and contingencies
Stockholders' equity:

     Preferred stock:
        $.01 par value,
        5,000,000 shares authorized,
        no shares issued
     Common stock:
        $.01 par value, 15,000,000
        shares authorized, 4,441,325
        and 4,442,325 shares issued at
        June 30, 2001 and December 31, 2000           44             44
     Additional paid in capital                   10,185         10,182
     Unearned equity compensation                                  (1)
     Treasury stock (559,900 and 399,800
        shares, at cost)at June 30, 2001
        and December 31, 2000                     (1,154)          (992)
     Retained earnings                               205          2,679
                                               ---------     ----------
         Total stockholders' equity                9,280         11,912
                                               ---------     ----------
Total                                         $   14,117     $   17,142
                                               =========      =========


                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                              Three Months Ended June 30,

                                                   2001          2000
                                                   ----          ----


Total revenue                                 $    5,738     $    4,228
Cost of sales and services                         4,326          3,494
                                               ---------      ---------
Gross profit                                       1,412            734
Selling, general and administrative
   expenses                                        2,735          1,951
                                               ---------      ---------
Operating loss                                    (1,323)        (1,217)
Interest income                                      (61)           (50)
                                               ---------      ---------
Loss from continuing operations before
   benefit for income taxes                       (1,262)        (1,167)
Benefit for income taxes                            (179)          (386)
                                               ---------      ---------
Net loss from continuing operations               (1,083)          (781)
Discontinued Operations:
     Gain (loss) on disposal                         346           (387)
                                               ---------      ---------
Net loss                                      $     (737)    $   (1,168)
                                               =========      =========


Net (loss) income per share:
     Basic and diluted:
         Net loss from continuing
            operations                        $    (0.27)    $    (0.20)
         Gain (loss) on disposal                    0.08          (0.09)
                                               ---------      ---------
              Net loss per share              $    (0.19)    $    (0.29)
                                               =========      =========

Weighted average shares outstanding:

         Basic and diluted                     3,905,944      4,048,525
                                               =========     ==========


                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                              Six Months Ended June 30,

                                                   2001          2000
                                                   ----          ----


Total revenue                                 $   10,578     $   10,212
Cost of sales and services                         7,987          7,093
                                                --------      ---------
Gross profit                                       2,591          3,119
Selling, general and administrative
   expenses                                        5,747          4,260
                                                --------      ---------
Operating loss                                    (3,156)        (1,141)
Interest income                                     (157)           (35)
                                                --------      ---------
Loss from continuing operations before
     benefit for income taxes                     (2,999)        (1,106)
Benefit for income taxes                            (179)          (367)
                                                --------      ---------
Net loss from continuing operations               (2,820)          (739)
Discontinued Operations:
     Net income from discontinued
        operations, net of taxes                                    301
     Gain on disposal, net of taxes                  346          4,486
                                                --------      ---------
Net (loss) income                             $   (2,474)    $    4,048
                                                ========      =========


Net (loss) income per share:
     Basic and diluted:
         Net loss from continuing
            operations                        $    (0.72)    $    (0.18)
         Net income from discontinued
            operations                                             0.07
         Gain on disposal                           0.09           1.11
                                               ---------      ---------
              Net (loss) income per share     $    (0.63)    $     1.00
                                               =========      =========

Weighted average shares outstanding:

         Basic and diluted                     3,926,002      4,048,965
                                               =========      =========


                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)

                                               Six Months Ended June 30,

                                                   2001            2000
                                                   ----            ----

Net (loss) income                             $   (2,474)    $    4,048
Adjustments to reconcile net (loss)
     income to net cash provided by
     (used in) operating activities:
     Net income from discontinued
        operations                                                 (302)
     Gain on disposal of discontinued
        operations                                  (346)        (4,486)
     Depreciation and amortization                   300            260
     Deferred tax provision                         (179)            37
Changes in assets and liabilities that
   provided (used) cash:
     Accounts receivable, net                       (418)        21,332
     Accounts receivable - affiliates
        and other                                     83            (39)
     Inventory                                       212            286
     Other current assets                             72
     Other assets                                     60             16
     Accounts payable                               (806)       (17,059)
     Accrued expenses                                573         (1,774)
     Income taxes payable                                           277
     Billings in excess of cost and
        estimated earnings                            70
     Deferred service revenue                        (21)          (149)
                                               ---------      ---------

Net cash (used in) provided by
   continuing operating activities                (2,874)         2,447
Net cash (used in) provided by
   discontinued operations                          (209)           825
                                               ---------      ---------
     Net cash (used in) provided by
        operating activities                      (3,083)         3,272

Cash flows from investing activities:

     Acquisition costs                               (50)
     Capital expenditures                           (136)           (89)
     Proceeds from sale of discontinued
        operations                                   525         15,029
                                               ---------      ---------
Net cash provided by continuing operations           339         14,940
Net cash provided by discontinued operations                        279
                                               ---------      ---------

     Net cash provided by investing
        activities:                                  339         15,219
                                               ---------      ---------

Cash flows from financing activities:

     Purchase of treasury stock                     (162)           (14)
     Net decrease in notes payable                              (15,869)
                                               ---------      ---------

     Net cash used in financing activities:         (162)       (15,883)
                                               ---------      ---------

Net (decrease) increase in cash and
   cash equivalents                               (2,906)         2,608
Cash and cash equivalents at beginning
   of period                                       8,346          4,647
                                               ---------      ---------
Cash and cash equivalents at end of period    $    5,440     $    7,255
                                               =========      =========
Supplemental disclosures of cash flow
   information:
     Cash paid for interest                   $        0     $      375
                                               =========      =========
     Cash paid for taxes                      $        0     $        0
                                               =========      =========


                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     I-Sector Corporation and subsidiaries ("I-Sector") is engaged in the business of providing computer services and of selling associated hardware and telephony software products in the United States. I-Sector's operations are conducted through four segments:

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

     The condensed consolidated financial statements presented herein as of and for the three and six months ended June 30, 2001 and 2000 are unaudited; however, all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, recurring nature. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet at December 31, 2000 is derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Although management believes the disclosures are adequate, certain information and disclosure normally included in the notes to the financial statements has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission.

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

     Revenue Recognition - Revenue from the sale of products is recognized when the product is shipped. Service income is recognized as the services are performed. Revenues resulting from installations of equipment for which the duration is in excess of three months are recognized using the percentage-of-completion method. The percentage of revenue recognized on each contract is based on the most recent cost estimate available. Revisions of estimates are reflected in the period in which the facts necessitating the revisions become known; when a contract indicates a loss, a provision is made for the total anticipated loss.

The following reflects the amounts relating to uncompleted contracts at June 30, 2001 and December 31, 2000:

     Costs incurred on uncompleted contracts     $   212    $   135
     Estimated earnings                            1,108        361
                                                  ------     ------

                                                   1,320        496
     Less: Billings to date                          747        999
                                                  ------     ------

     Billings in excess of cost and
        estimated earnings                       $   573    $   503
                                                  ======     ======

     Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended, was adopted by I-Sector on January 1, 2001. I-Sector has no derivative instruments as defined by SFAS No. 133.

     On June 29, 2001, SFAS No. 141, "Business Combinations" was approved by the FASB. SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Any resulting goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. I-Sector is required to implement SFAS No. 141 on July 1, 2001. The adoption of this statement had no effect on I-Sector's consolidated financial position or its results of operations.

     On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or its results of operations.

2.   DISCONTINUED OPERATIONS

     On November 2, 1999, I-Sector approved a plan to sell or close its Telecom Division. A sale was finalized on March 16, 2000. Under the terms of the sale I-Sector received $250. Additionally, the purchaser assumed all telephone equipment warranty obligations of I-Sector up to a maximum of $30, all of which was consumed by October, 2000. Future warranty costs incurred by the purchaser will be billed to I-Sector at an agreed upon rate. An estimate of future warranty costs of $95 was recorded during 2000. A disposal loss, including an estimate of the operating results from the measurement date, November 2, 1999 to the closing date of the sale of $580, and estimates for impairment of assets caused by the disposal decision of $558, totaling $1,138 (net of income tax savings of $586), was recognized in 1999. The disposal loss includes an operating loss of $284 (net of income tax savings of $146) from the measurement date to December 31, 1999. I-Sector recognized additional losses of $344 (net of taxes of $240) in the year 2000, and recognized no additional losses in the three or six month periods ended June 30, 2001.

     On March 16, 2000, I-Sector entered into an agreement to sell certain assets of and the ongoing operations of its Computer Products Division. The sale transaction closed on May 19, 2000 after shareholder and other required consents were obtained. Under the terms of the sale, I-Sector received $14,529 plus $250 as reimbursement of certain selling costs. Proceeds of the sale were used to retire debt under I-Sector's existing credit facility. Pretax income from the discontinued operations of the Computer Products Division (net of taxes of $156) was $302 for the period from January 1 to March 16, 2000, the measurement date. A gain on disposal of $3,734 (net of taxes of $2,607), which includes operating results from the measurement date, March 16, 2000 to the closing date of the sale, as well as a loss on equipment sold of $352 (net of taxes of $144) and estimates for the impairment of assets caused by the disposal decision of $2,820 (net of taxes of $1,156) have been recognized in the year ended December 31, 2000. Additional gain of $525 (related to a contingency clause which was settled in May 2001) was recognized in the quarter ended June 30, 2001. Taxes of $179 related to this gain were offset against a valuation reserve established due to recurring losses. I-Sector retained accounts receivable of $20,266, net of reserves, and has retained receivables related to the Computer Products Division of $3 and $775 at June 30, 2001 and December 31, 2000, respectively. In connection with the sale of the Computer Products Division, I-Sector also sold the El Paso portion of the IT Services business. For financial reporting presentation the El Paso services business was included in the continuing operations for the three and six months ended June 30, 2001 and 2000.

     The balance sheet caption "Net Liabilities related to discontinued operations" contains $660 and $869 at June 30, 2001 and December 31, 2000, respectively, of estimated future expenses related to the winding up of the Telecom Division and the Computer Products Division, and include amounts related to the collection of accounts receivable and settlement of pending litigation and to settlements with employees terminated as a result of the sale.

3.   CURRENT DEBT OBLIGATIONS

     On February 27, 1998 I-Sector entered into a credit agreement with Deutsche Financial Services ("DFS") for a revolving line of credit (the "DFS Facility"), which historically was its principal source of liquidity. On May 19, 2000, the day of the closing on the sale of the Computer Products Division, the credit facility was amended to decrease the total credit available under the facility from $30,000 to $3,000 subject to borrowing base limitations which are generally computed as a percentage of various classes of eligible accounts receivable and qualifying inventory. Credit available under this facility for floor plan financing of inventory from approved manufacturers (the "Inventory Line'') is $3,000. Borrowings under the Inventory Line accrue interest at the prime rate plus 5% on outstanding balances over 40 days. Inventory Line borrowings are reflected in accounts payable on the accompanying balance sheets. For purposes of calculating interest charges the minimum prime rate under the DFS Facility is 7.0%. At June 30, 2001, I-Sector had $18 outstanding on the Inventory Line and had total credit availability of $1,721.

     This agreement, which continues in full force and effect for 36 months or until terminated by 30 day written notice from the lender and may be terminated upon 90 days notice by I-Sector, subject to a termination fee, is collaterized by substantially all I-Sector's assets. The agreement contains restrictive covenants, which, among other things, require the company to maintain a minimum tangible net worth. The terms of the agreement also prohibit the payment of dividends and limit the purchase of our common stock, and other similar expenditures, including advances to related parties. I-Sector is not in compliance with a certain covenant for which it subsequently received a waiver. As part of the waiver the credit availability has been reduced to $750,000 through October 15, 2001. I-Sector does not believe the reduction of availability is a hindrance to its operations as the credit facility has been in limited use since the discontinuation of its Computer Products Division. I-Sector is in process of evaluating its credit facility needs and is in discussion with DFS regarding modifying, or perhaps terminating, its relationship.


4.   SEGMENT INFORMATION

During March, 2001, I-Sector decided to merge a wholly-owned subsidiary (Synergy Helpdesk Solutions, Inc.) into another wholly-owned subsidiary, Allstar Computer Products, Inc., and, subsequent to the merger to change the name of the resulting wholly-owned subsidiary to Allstar Solutions, Inc. ("Allstar"). The merger was completed in June 2001. As a result of this decision, the segments previously reported as ACS and Synergy have been combined and reported as Allstar. Corporate includes the operations of the Company's El Paso service operations which were sold on May 19, 2000, and service operations relating to computer installations for a certain customer, as well as the company's corporate level expenses that are not allocated to the subsidiaries. The installations  for the  certain  customer  ceased  when  the  Computer  Products
Division was sold on May 19, 2000. The accounting policies of the business segments are the same as those for I-Sector. I-Sector evaluates performance of each segment based on operating income. Management only views accounts receivable, and not total assets, by segment in their decision-making. Intersegment sales and transfers are not significant and are shown in the Elimination column in the following table.


For the quarter ended June 30, 2001:
                                                                      IT
                                              Allstar     INX      Staffing  Stratasoft Corporate Elimination Consolidated

Total revenue                                $ 1,178    $ 2,646    $   339    $ 1,590    $     1    $   (16)   $ 5,738
Cost of sales and services                       982      2,326        207        826        (14)        (1)     4,326
                                              ------     ------     ------     ------     ------     ------     ------
Gross profit (loss)                              196        320        132        764         15        (15)     1,412
Selling, general and
     administrative expenses                     741        783        191        653        382        (15)     2,735
                                              ------     ------     ------     ------     ------     ------     ------
Operating (loss) income                      $  (545)   $  (463)   $   (59)   $   111    $  (367)   $     0     (1,323)
                                              ======     ======     ======     ======     ======     ======
Interest  (income)                                                                                                 (61)
                                                                                                                ------
Loss before benefit for income tax                                                                              (1,262)
Benefit for income tax                                                                                            (179)
                                                                                                                ------
Net loss from continuing operations                                                                             (1,083)
Net gain on disposal, net of taxes                                                                                 346
                                                                                                                ------
Net loss                                                                                                       $  (737)
                                                                                                                ======

Accounts receivable, net                     $   812    $ 1,856    $   232    $ 1,992    $   (4)    $     0      4,888
                                              ======     ======     ======     ======     ======     ======
Accounts receivable retained from
     discontinued operations, net                                                                                    3
                                                                                                                ------
Total accounts receivable, net                                                                                 $ 4,891
                                                                                                                ======
For the quarter ended June 30, 2000:
Total revenue                                $ 1,979    $     0    $   315    $ 1,172    $   762    $     0    $ 4,228
Cost of sales and services                     1,601          0        231        674        988          0      3,494
                                              ------     ------     ------     ------     ------     ------     ------
Gross profit                                     378          0         84        498       (226)         0        734
Selling, general and
     administrative expenses                     841          0         70        747        293          0      1,951
                                              ------     ------     ------     ------     ------     ------     ------
Operating income (loss)                      $  (463)   $     0    $    14    $  (249)   $  (519)   $     0     (1,217)
                                              ======     ======     ======     ======     ======     ======
Interest income                                                                                                    (50)
                                                                                                                ------
Income before benefit
for income tax                                                                                                  (1,167)
Benefit for income tax                                                                                            (386)
                                                                                                                ------
Net loss from continuing operations                                                                               (781)
Loss on disposal, net of taxes                                                                                    (387)
                                                                                                                ------
Net loss                                                                                                       $(1,168)
                                                                                                                ======

Accounts receivable, net                     $ 1,588    $     0    $   136    $ 1,670    $   752    $     0    $ 4,146
                                              ======     ======     ======     ======     ======     ======
Accounts receivable retained from
     discontinued operations, net                                                                               10,536
                                                                                                                ------
Total accounts receivable, net                                                                                 $14,682
                                                                                                                ======

For the six months ended June 30, 2001:
                                                                      IT
                                              Allstar     INX      Staffing  Stratasoft Corporate Elimination Consolidated

Total revenue                                $ 2,394    $ 4,363    $   578    $ 3,272    $    (2)   $   (27)   $10,578
Cost of sales and services                     2,063      4,038        361      1,537          0        (12)     7,987
                                              ------     ------     ------     ------     ------     ------     ------
Gross profit (loss)                              331        325        217      1,735         (2)       (15)     2,591
Selling, general and
     administrative expenses                   1,681      1,392        383      1,399        907        (15)     5,747
                                              ------     ------     ------     ------    -------     ------     ------
Operating (loss) income                      $(1,350)   $(1,067)   $  (166)   $   336    $  (909)   $     0     (3,156)
                                              ======     ======     ======     ======     ======     ======
Interest  (income)                                                                                                (157)
                                                                                                                ------
Loss before benefit for income tax                                                                              (2,999)
Benefit for income tax                                                                                            (179)
                                                                                                                ------
Net loss from continuing operations                                                                             (2,820)
Net gain on disposal                                                                                               346
                                                                                                                ------
Net loss                                                                                                       $(2,474)
                                                                                                                ======

For the six months ended June 30, 2000:

Total revenue                                $ 4,267    $     0    $   636    $ 3,645    $ 1,664    $     0    $10,212
Cost of sales and services                     3,205          0        472      1,825      1,591          0      7,093
                                              ------     ------     ------     ------     ------     ------     ------
Gross profit                                   1,062          0        164      1,820         73          0      3,119
Selling, general and
     administrative expenses                   1,649          0        174      1,808        629          0      4,260
                                              ------     ------     ------     ------     ------     ------     ------
Operating income (loss)                      $  (587)   $     0    $   (10)   $    12    $  (556)   $     0     (1,141)
                                              ======     ======     ======     ======     ======     ======
Interest (income)                                                                                                  (35)
                                                                                                                ------
Income before benefit
for income tax                                                                                                  (1,106)
Benefit for income tax                                                                                            (367)
                                                                                                                ------
Net loss from continuing operations                                                                               (739)
Net income from discontinuing operations,
   net of taxes                                                                                                    301
Gain on disposal, net of taxes                                                                                   4,486
                                                                                                                ------
Net income                                                                                                     $ 4,048
                                                                                                                ======

5.   EARNINGS PER SHARE

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

     There were no potentially dilutive options for the three and six months ended June 30, 2001. Potentially dilutive options of 211,660 and 266,082 for the three and six month periods ended June 30, 2000 were not used in the calculation of diluted earnings per share since the effect is antidilutive.

     Warrants to purchase 176,750 shares of common stock were not included in computing diluted earnings per share for all periods presented because the inclusion would have been antidilutive.

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

Overview

     I-Sector Corporation ("I-Sector"), formerly Allstar Systems, Inc., is engaged in the business of providing its customers with solutions to their information and communications technology needs. Currently, I-Sector operates through four subsidiary corporations, each of which is focused on a specific area of the information and/or communications technology industry:

o Allstar Solutions, Inc. ("Allstar") helps its clients achieve high quality cost effective solutions in myriad areas of areas of information technology. Allstar provides solutions that include project-based or outsourced information technology support, turn-key IT project implementation and consultation and turn-key sales and installation of certain highly specialized IT products.

o Internetwork Experts, Inc. ("INX") focuses on the design, deployment and support of networking infrastructure. INX provides professional services for customers that have large-scale network infrastructure requirements that are Cisco centric. The areas of practice for INX include network design, implementation, turnkey support, security audits and firewall design, network infrastructure management and network infrastructure consulting services

o IT Staffing, Inc. ("IT Staffing") places IT professionals on temporary assignments and permanent placements, focusing mainly in the area of software development and programming. IT Staffing employees dedicated customer account managers and professional technical recruiters who together provide a highly selective and confidential recruiting process for clients.

o Stratasoft, Inc. ("Stratasoft") develops and markets proprietary software that integrates business telephone systems and networked computer systems. Stratasoft's basic products are sometimes customized to suit a customer's particular needs and are sometimes bundled with computer hardware supplied by us at the customer's request. Stratasoft products include software for call center management, both in-bound and out-bound, as well as interactive voice response software.

     We market our professional services businesses primarily in Texas from locations in the Houston and Dallas-Fort Worth metropolitan areas. Stratasoft markets its software products worldwide through a direct sales force and an authorized dealer network. During the three months ended June 30, 2001, Allstar, INX and IT Staffing produced 20.5%, 46.1% and 5.9% of total revenues, while Stratasoft produced 27.7% of total revenues. Gross margin varies substantially between each of these business segments.

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

     Historically, through 1999, our revenue was derived through four primary areas of business, each of which was reported as a reportable segment: IT Services, CTI Software, Computer Products and Telecom Systems. During the year ended December 31, 1999 we discontinued our Telecom Systems business and during the quarter ended March 31, 2000 we discontinued our Computer Products business. We sold both Telecom Systems and Computer Products businesses in separate transactions during the first quarter of 2000. We retained accounts receivable and inventory related to the businesses that were sold. A disposal loss (net of taxes), including an estimate of the operating results from the measurement date, November 2, 1999 to the closing date of the sale of Telecom Systems was recognized at December 31, 1999. The sale of Computer Products closed on May 19, 2000 after stockholder approval was obtained and other conditions to closing were satisfied. The terms of the agreement included cash consideration of $14.8 million, plus the possibility of receiving a future payment of up to $500,000 from an escrow account. The terms of the agreement also included possible future cash payments contingent upon future performance of the operations being sold. We recognized a gain of approximately $4.9 million, net of taxes, in the quarter ended March 31, 2000, but recognized losses in the quarters ended June 30, 2000 and September 30, 2000 which reduced the gain on the sale to $3.7 million, net of taxes. In the quarter ended June 30, 2001 we recognized additional gain of $346, net of tax, related to a payment for the funds that had been held in escrow.

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

Three Months Ended June 30, 2001 Compared To Three Months Ended June 30, 2000
                             (Dollars in thousands)

     The following table sets forth, for the periods indicated, certain financial data derived from our unaudited consolidated statements of operations for the three months ended June 30, 2001 and 2000. The discussion below relates only to our continuing operations, unless otherwise noted.

                                              Three months ended June 30,
                                              ---------------------------
                                              2001                  2000
                                              ----                  ----
                                        Amount      %         Amount      %
                                        ------    ------      ------    ------
Revenue

Allstar                                $ 1,178      20.5     $ 1,979      46.8
INX                                      2,646      46.1           0       0.0
IT Staffing                                339       5.9         315       7.5
Stratasoft                               1,590      27.7       1,172      27.7
Corporate                                    1       0.0         762      18.0
Elimination                                (16)     (0.2)          0       0.0
                                        ------    ------      ------    ------
         Total revenue                   5,738     100.0       4,228     100.0
Gross profit (loss):
Allstar Systems, Inc.                      196      16.6         378      19.1
INX                                        320      12.1           0       0.0
IT Staffing                                132      38.9          84      26.7
Stratasoft                                 764      48.1         498      42.5
Corporate                                   15    1500.0        (226)    (29.7)
Elimination                                (15)     (0.9)          0       0.0
                                        ------    ------      ------    ------
         Total gross profit              1,412      24.6         734      17.4
Selling, general and administrative
   expenses:
Allstar                                    741      62.9         841      42.5
INX                                        783      29.6           0       0.0
IT Staffing                                191      56.3          70      22.2
Stratasoft                                 653      41.1         747      63.7
Corporate                                  382     382.0         293      38.5
Elimination                                (15)    (93.8)          0       0.0
                                        ------    ------      ------    ------
         Total selling, general
            and administrative
         Expenses                        2,735      47.7       1,951      46.1
Operating (loss) income:
Allstar                                   (545)    (46.3)       (463)    (23.4)
INX                                       (463)    (17.5)          0       0.0
IT Staffing                                (59)    (17.4)         14       4.4
Stratasoft                                 111       7.0        (249)    (21.2)
Corporate                                 (367)   (367.0)       (519)    (68.1)
                                        ------    ------      ------    ------
         Total operating (loss) income  (1,323)    (23.1)     (1,217)    (28.8)
Interest (income)                          (61)     (1.1)        (50)     (1.2)
                                        ------    ------      ------    ------
Loss before benefit for income taxes    (1,262)    (22.0)     (1,167)    (27.6)
Benefit for income taxes                  (179)     (3.1)       (386)     (9.1)
                                        ------    ------      ------    ------
Net loss from continuing operations     (1,083)    (18.9)       (781)    (18.5)
Discontinued operations:
         Gain  (loss) on disposal          346       6.1        (387)     (9.1)
                                        ------    ------      ------    ------
Net loss                               $  (737)    (12.8)    $(1,168)    (27.6)
                                        ======    ======      ======    ======

     TOTAL REVENUE. Total revenue increased by $1,510 (35.7%) to $5,738 in 2001 from $4,228 in 2000.

     Allstar revenue decreased by $801 (40.5%) to $1,178 in 2001 from $1,979 in 2000. As a percentage of total revenue Allstar revenue decreased to 20.5% in 2001 from 46.8% in 2000. The decrease in ACS revenue was primarily attributable to issues related to the loss of revenue from certain customers after the sale of the Computer Products Division.

     INX revenue was $2,646 for the quarter and represented 46.1% of total revenue. INX was newly formed in July 2000 to meet the needs of customers in the area of large-scale network infrastructure requirements that are Cisco centric. INX is focused primarily on penetrating the market in Dallas and Houston and on forming customer relationships.

     IT Staffing revenue increased by $24 (7.6%) to $339 in 2001 from $315 in 2000. As a percentage of total revenue IT Staffing revenue decreased to 5.9% in 2001 from 7.5% in 2000. IT Staffing experienced a change in its mix of revenue sources such that permanent placements, which produce higher gross margin, increased to 21.5% of its total revenues in 2001 from 11.1% in 2000. Temporary placements decreased to 78.5% in 2001 from 88.9% in 2000.

     Stratasoft revenue increased by $418 (35.7%) to $1,590 in 2001 from $1,172 in 2000. Stratasoft revenue, as a percentage of total revenue remained consistent at 27.7% in both 2001 and 2000. The increase is attributed to increased international sales.

     The Corporate segment includes both costs related to the operation of the corporate entity that are not allocated to any subsidiary company, plus certain operations which are not on-going because of the sale of the Computer Products Division and including prior period installation revenue that was related to a certain customer of our Computer Products Division and revenue from our former El Paso branch office, which ceased because of the sale of the Computer Products Division. As these operations have ceased or are winding up we expected an insignificant amount of revenue in the quarter ending June 30, 2001. Corporate revenue decreased by $761 (99.9%) to $1 in 2001 from $762 in 2000 to $1 in 2001. As a percentage of total revenue Corporate revenue decreased to (0.0)% in 2001 from 18.0% in 2000. The El Paso branch office service business had revenue of $0 and $230 in the quarters ended June 30, 2001 and 2000, respectively. Installation revenue for the certain customer of the Computer Products Division (also discontinued effective May 19, 2000) contributed revenue of $1 and $532 in the quarters ended June 30, 2001 and 2000, respectively.

     GROSS PROFIT. Gross profit increased by $678 (92.4%) to $1,412 in 2001 from $734 in 2000. Gross margin increased to 24.6% in 2001 from 17.4% in 2000.

     Allstar gross profit decreased by $182 (48.1%) to $196 in 2001 from $378 in 2000. Gross margin for Allstar decreased to 16.6% in 2001 from 19.1% in 2000. Allstar cost of service consists primarily of labor cost. Labor has a more fixed nature such that higher levels of service revenue produces higher levels of gross margin while lower levels of service revenue produces lower gross margin. In periods when service revenue decreases, it becomes more important to manage labor cost in order to prevent erosion of gross margin. Subsequent to the separation of the IT Services segment into wholly owned subsidiary companies in July 2000, Allstar experienced lower labor utilization related to lower revenue.

     INX gross profit was $320 and 12.1% of revenue. Since INX was formed in July 2000, there is no history for comparison. As a newly formed start-up operation, it had to have billable technical staff in place in order to be able to market their services, but was unable to fully utilize that technical staff, but its utilization rate has increase as compared to the quarter ended March 31, 2001 when it had gross margin of $4 and 0.2% of revenue.

     IT Staffing gross profit increased by $48 (57.1%) to $132 in 2001 from $84 in 2000 as revenue increased by 7.6%. Gross margin increased to 38.9% in 2001 from 26.7% in 2000. IT Staffing's gross margin is influenced by the mix of revenues. As discussed above, IT Staffing had higher revenues from permanent placements in 2001 as compared to 2000, and permanent placements contribute much higher gross margins. Revenues from temporary placements decreased as a percentage of total revenues, and these revenues produce lower gross margins than do permanent placements, particularly because a large percentage of the revenues for temporary placements were attributed to a contract with a major customer that limits the rates for that particular customer.

     Stratasoft gross profit increased by $266 (53.4%) to $764 in 2001 from $498 in 2000 as revenue increased by 35.7%. Gross margin for Stratasoft increased to 48.1% in 2001 from 42.5% in 2000. The increased gross profit is consistent with the increased sales volume. Gross margin is also impacted by the mix of sales between systems sales, which include a hardware component, as compared to software only sales, which do not have a hardware cost of goods component.

     Corporate gross profit increased by $241 (106.6%) to gross profit of $15 in 2001 from a gross loss of $226 in 2000 as revenue decreased from $762 in 2000 to $1 in 2001. Gross margin increased to 1500% in 2001 from (29.7%) in 2000. The El Paso service business that was sold on May 19, 2000 produced gross profit of $4 in 2001 as compared to a gross loss of $183 in the same quarter in 2000. We experienced certain costs related to winding up our service operations in the El Paso branch office that negatively impacted gross profit in 2000. Augmenting those results, the gross margin on installations for the customer that was lost in the Computer Products Division sale produced a gross profit of $12 in 2001 as compared to a gross loss of $43 in 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $784 (40.2%) to $2,735 in 2001 from $1,951 in 2000. As a percentage of revenue, these expenses increased by 1.6%, to 47.7% of revenue in 2001 from 46.1% of revenue in 2000. Overall, our spending was up primarily related to hiring new members of management for the new subsidiary companies ($146, of which $97 was for INX which was newly formed and had no operations in 2000), and expanding the sales marketing staff in the new companies ($587, of which $362 was for INX which was newly formed and had no operations in 2000). Bad debt expense decreased by $178 in 2001 as compared to 2000. Corporate selling, general and administrative expenses increased by $232 in 2001 as compared to 2000 because costs related to the maintenance of the corporate organization, including executive management compensation, corporate-level insurance, depreciation, legal, director and investor relations expenses, which were previously allocated out to the operating segments, and which are now included in the Corporate segment, were allocated to the Computer Products Division in 2000.

     INTEREST INCOME. Interest income increased by $11 to $61 in 2001 compared to $50 in 2000.

     DISCONTINUED OPERATIONS. On March 16, 2000 we entered into an agreement to sell certain assets of, and the ongoing operation of, our Computer Products Division. The sale transaction closed on May 19, 2000. As a consequence of these events, the operations of Computer Products are reported as discontinued operations. For the quarters ended June 30, 2001 and 2000, respectively, the gain on disposal related to Computer Products was $346 in 2000 as compared to a loss on disposal of $387, net of taxes of $179 and $199.

     NET LOSS. The net loss was $737 in the quarter ended June 30, 2001 which was comprised of a loss of $1,083 (after a benefit for income taxes of $179) on continuing operations offset by a $346 (net of tax of $179) gain on disposal. The net loss in the quarter ended June 30, 2000 was a loss of $1,168, comprised of a loss of $781 on continuing operations, after a benefit for income taxes totaling $386 and a loss on disposal of $387, after a benefit for income taxes of $199.

Six Months Ended June 30, 2001 Compared To Six Months Ended June 30, 2000
                             (Dollars in thousands)

     The following table sets forth, for the periods indicated, certain financial data derived from our unaudited consolidated statements of operations for the three months ended March 31, 2001 and 2000. The discussion below relates only to our continuing operations, unless otherwise noted.

                                               Six months ended June 30,
                                               -------------------------
                                              2001                  2000
                                              ----                  ----
                                        Amount      %         Amount      %
                                        -------  -------      ------   -------
Revenue

Allstar                                $ 2,394      22.6     $ 4,267      41.8
  INX                                    4,363      41.2           0       0.0
IT Staffing                                578       5.5         636       6.2
Stratasoft                               3,272      30.9       3,645      35.7
Corporate                                   (2)     (0.0)      1,664      16.3
Elimination                                (27)     (0.2)          0       0.0
                                        ------   -------      ------   -------
         Total revenue                  10,578     100.0      10,212     100.0
Gross profit (loss):
Allstar Systems, Inc.                      331      13.8       1,062      24.9
  INX                                      325       7.4           0       0.0
IT Staffing                                217      37.5         164      25.8
Stratasoft                               1,735      53.1       1,820      49.9
Corporate                                   (2)    100.0          73       4.4
Elimination                                (15)    (55.6)          0       0.0
                                        ------   -------      ------   -------
         Total gross profit              2,591      24.5       3,119      30.5
Selling, general and administrative
   expenses:
Allstar                                  1,681      70.2       1,649      38.6
  INX                                    1,392      31.9           0       0.0
IT Staffing                                383      66.3         174      27.4
Stratasoft                               1,399      42.8       1,808      49.6
Corporate                                  907   45350.0         629      37.8
Elimination                                (15)    (55.6)          0       0.0
                                        ------   -------      ------   -------
         Total selling, general and
            administrative
         Expenses                        5,747      54.3       4,260      41.7
Operating (loss) income:
Allstar                                 (1,350)    (56.4)       (587)    (13.8)
  INX                                   (1,067)    (24.5)          0       0.0
IT Staffing                               (166)    (28.7)        (10)     (1.6)
Stratasoft                                 336      10.3          12       0.3
Corporate                                 (909) (45450.0)       (556)    (33.4)
                                        ------   -------      ------   -------
         Total operating loss           (3,156)    (29.8)     (1,141)    (11.1)
Interest (income)                         (157)     (1.5)        (35)     (0.3)
                                        ------   -------      ------   -------
Loss before benefit for income taxes    (2,999)    (28.3)     (1,106)    (10.8)
Benefit for income taxes                  (179)     (1.7)       (367)     (3.6)
                                        ------   -------      ------   -------
Net loss from continuing operations     (2,820)    (26.6)       (739)     (7.2)
Discontinued operations:
         Net income from discontinued
            operations,
              net of taxes                                       301       2.9
         Gain on disposal                  346       3.3       4,486      43.9
                                        ------   -------      ------   -------
Net (loss) income                      $(2,474)    (23.3)    $ 4,048      39.6
                                        ======   =======      ======   =======

     TOTAL REVENUE. Total revenue decreased by $366 (3.6%) to $10,578 in 2001 From $10,212 in 2000.

     Allstar revenue decreased by $1,873 (43.9%) to $2,394 in 2001 from $4,267 in 2000. As a percentage of total revenue Allstar revenue decreased to 22.6% in 2001 from 41.8% in 2000. The decrease in ACS revenue was primarily attributable to issues related to the loss of revenue from certain customers after the sale of the Computer Products Division.

     INX revenue was $4,363 for the six months and represented 41.2% of total revenue. INX was newly formed in July 2000 to meet the needs of customers in the area of large-scale network infrastructure requirements that are Cisco centric. INX exerted intense efforts to introduce itself to the market in Dallas and Houston and form customer relationships.

     IT Staffing revenue decreased by $58 (9.1%) to $578 in 2001 from $636 in 2000. As a percentage of total revenue IT Staffing revenue decreased to 5.5% in 2001 from 6.2% in 2000. IT Staffing experienced a change in its mix of revenue sources such that permanent placements, which produce higher gross margin, increased to 26.7% of its total revenues in 2001 from 10.2% in 2000. Temporary placements decreased to 73.3% in 2001 from 89.8% in 2000.

     Stratasoft revenue decreased by $373 (10.2%) to $3,272 in 2001 from $3,645 in 2000. Stratasoft revenue, as a percentage of total revenue, decreased to 30.9% in 2001 from 35.7% in 2000. In 2000 Stratasoft had one large contract which contributed $580 in revenues but no such large contract occurred in 2001.

     The Corporate segment includes both costs related to the operation of the corporate entity that are not allocated to any subsidiary company, plus certain operations which are not on-going because of the sale of the Computer Products Division and including prior period installation revenue that was related to a certain customer of our Computer Products Division and revenue from our former El Paso branch office, which ceased because of the sale of the Computer Products Division. As these operations have ceased or are winding up we expected an insignificant amount of revenue in the six months ending June 30, 2001. Corporate revenue decreased by $1,666 (100.1%) to $(2) in 2001 from $1,664 in 2000. Revenue in 2001 is negative because of credits issued to customers. As a percentage of total revenue Corporate revenue decreased to (0.0)% in 2001 from 16.3% in 2000. The El Paso branch office service business had revenue of $(1) and $941 in the six month periods ended June 30, 2001 and 2000, respectively. Installation revenue for the certain customer of the Computer Products Division (also discontinued effective May 19, 2000) contributed revenue of $0 and $723 in the six month peiods ended June 30, 2001 and 2000, respectively.

     GROSS PROFIT. Gross profit decreased by $528 (16.9%) to $2,591 in 2001 from $3,119 in 2000. Gross margin decreased to 24.5% in 2001 from 30.5% in 2000.

     Allstar gross profit decreased by $731 (68.8%) to $331 in 2001 from $1,062 in 2000. Gross margin for Allstar decreased to 13.8% in 2001 from 24.9% in 2000. Allstar cost of service consists primarily of labor cost. Labor has a more fixed nature such that higher levels of service revenue produces higher levels of gross margin while lower levels of service revenue produces lower gross margin. In periods when service revenue decreases, it becomes more important to manage labor cost in order to prevent erosion of gross margin. Subsequent to the separation of the IT Services segment into wholly owned subsidiary companies in July 2000, Allstar experienced lower labor utilization related to lower revenue.

     INX gross profit was $325 and 7.4% of revenue. Since INX was formed in July 2000, there is no history for comparison. As a newly formed start-up operation, it had to have billable technical staff in place in order to be able to market their services, but was unable to utilize that technical staff sufficiently to cover their labor cost in the first three months of the period. INX gross margins increased to 12.1% in the second three months of the period, but has not yet achieved optimum utilization of its technical staff.

     IT Staffing gross profit increased by $53 (32.3%) to $217 in 2001 from $164 in 2000 as revenue decreased by 9.1%. Gross margin increased to 37.5% in 2001 from 25.8% in 2000. IT Staffing's gross margin is influenced by the mix of revenues. As discussed above, IT Staffing had higher revenues from permanent placements in 2001 as compared to 2000, and permanent placements contribute much higher gross margins.

     Stratasoft gross profit decreased by $85 (4.7%) to $1,735 in 2001 from $1,820 in 2000 as revenue decreased by 10.2%. Gross margin for Stratasoft increased to 53.1% in 2001 from 49.9% in 2000. The decreased gross profit is consistent with the decreased sales volume. Gross margin is also impacted by the mix of sales between systems sales, which include a hardware component, as compared to software only sales, which do not have a hardware cost of goods component.

     Corporate gross profit decreased by $75 (102.7%) to a loss of $2 in 2001 from a gross profit of $73 in 2000 as revenue decreased by 100.1%. The El Paso service business that was sold on May 19, 2000 produced gross loss of $15 in 2001 as compared to $26 in the same six months in 2000. We experienced certain costs related to winding up our service operations in the El Paso branch office that negatively impacted gross profit. Augmenting those results, the gross margin on installations for the customer that was lost in the Computer Products Division sale produced a gross profit of $12 in 2001 as compared to $99 in 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1,487 (34.9%) to $5,747 in 2001 from $4,260 in 2000. As a percentage of revenue, these expenses increased by 12.6%, to 54.3% of revenue in 2001 from 41.7% of revenue in 2000. Overall, our spending was up primarily related to hiring new members of management for the new subsidiary companies ($388, of which $233 was for INX which was newly formed and had no operations in 2000), and expanding the sales marketing staff in the new companies ($844, of which $468 was for INX which was newly formed and had no operations in 2000). Bad debt expense decreased by $103 in 2001 as compared to 2000. Corporate selling, general and administrative expenses increased by $418 in 2001 as compared to 2000 because costs related to the maintenance of the corporate organization, including executive management compensation, corporate-level insurance, depreciation, legal, director and investor relations expenses, which were previously allocated out to the operating segments, and which are now included in the Corporate segment, were allocated to the Computer Products Division in 2000.

     INTEREST INCOME. Interest income increased by $122 to $157 in 2001 compared to interest expense of $35 in 2000, primarily due to the reduction of notes payable and investment of available cash.

     DISCONTINUED OPERATIONS. On March 16, 2000 we entered into an agreement to sell certain assets of, and the ongoing operation of, our Computer Products Division. The sale transaction closed on May 19, 2000. As a consequence of these events, the operations of Computer Products are reported as discontinued operations. For the six months ended June 30, 2001 and 2000, respectively, net income from discontinued operations was $0 and $301 (net of taxes of $0 and $156) and the gain on disposal related to the Computer Products Division was $346 and $4,486, net of taxes of $179 and $2,313.

     NET LOSS. The net loss was $2,474 in the six months ended June 30, 2001 which was comprised of a loss of $2,820 (after a benefit for income taxes of $179) on continuing operations offset by a $346 (net of tax of $179) gain on disposal. The net loss in the quarter ended June 30, 2000 was income of $4,048, comprised of a loss of $739 on continuing operations, after a benefit for income taxes totaling $367, offset by net income from discontinued operations of $301, net of taxes of $156 and a gain on disposal of $4,486, after a provision for income taxes of $2,313.

Liquidity and Capital Resources

     Our working capital was $7,766 and $10,098 at June 30, 2001 and December 31, 2000, respectively. As of June 30, 2001, we had no outstanding debt and available borrowing base of $1,721 under our Deutsche Financial Services credit facility. We expect to satisfy our capital requirements from our existing cash balances and collection of our accounts receivables.

Cash Flow

     Operating activities used net cash totaling $3,083 during the six months ended June 30, 2001. Operating activities used net cash during the period primarily to fund operating losses of $2,474, an increase in accounts payable of $806 and an increase in accounts receivable of $418. These uses of cash were offset by cash provided by an decrease in inventory of $212, an increase in accrued expenses of $573, a increase in billings in excess of cost and estimated earnings of $70 and a non cash charge of depreciation of $301 which increased the operating loss.

     Investing activities provided cash totaling $339, comprised primarily of the proceeds from the sale of discontinued operations of $525 offset by capital expenditures of $136 during the six months ended June 30, 2001 and financing activities used cash totaling $162.

Asset Management

     Our cash flow from operations has been affected primarily by the timing of our collection of accounts receivable. We have typically sold our products and services on short-term credit terms and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. We had accounts receivable, net of allowance for doubtful accounts, of $4,891 and $4,473 at June 30, 2001 and December 31, 2000, respectively.

Current Debt Obligations

     On February 27, 1998 we entered into a credit agreement with Deutsche Financial Services ("DFS") for a revolving line of credit (the "DFS Facility"), which historically was our principal source of liquidity. On May 19, 2000, the day of the closing on the sale of the Computer Products Division, the credit facility was amended to decrease the total credit available under the facility from $30,000 to $3,000 subject to borrowing base limitations which are generally computed as a percentage of various classes of eligible accounts receivable and qualifying inventory. Credit available under this facility for floor plan financing of inventory from approved manufacturers (the "Inventory Line") is $3,000. Borrowings under the Inventory Line accrue interest at the prime rate plus 5% on outstanding balances over 40 days. Inventory Line borrowings are reflected in accounts payable on the accompanying balance sheets. For purposes of calculating interest charges the minimum prime rate under the DFS Facility is 7.0%. At June 30, 2001, we had $18 outstanding on the Inventory Line and had total credit availability of $1,721.

     This agreement, which continues in full force and effect for 36 months or until terminated by 30 day written notice from the lender and may be terminated upon 90 days notice by us, subject to a termination fee, is collaterized by substantially all of our assets. The agreement contains restrictive covenants, which, among other things, require us to maintain a minimum tangible net worth. The terms of the agreement also prohibit the payment of dividends and limit the purchase of our common stock, and other similar expenditures, including advances to related parties. We are not in compliance with a certain covenant for which we subsequently received a waiver. As part of the waiver our credit availability has been reduced to $750,000 through October 15, 2001. We do not believe the reduction of availability is a hindrance to our operations as the credit facility has been in limited use since the discontinuation of our Computer Products Division. We are in the process of evaluating our credit facility needs and are in discussion with DFS regarding modifying, or perhaps terminating, our relationship.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     We incur certain market risks related to interest rate variations because we hold floating rate debt. Based upon the average amount of debt outstanding during the six months ended June 30, 2001, a one-percent increase in interest rates paid by us on our debt would not have resulted in an increase in interest for the period.

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

                             I-Sector Corporation.

August 14, 2001              By:  /s/ JAMES H. LONG
                                  -----------------
Date                              James H. Long, Chief Executive Officer,
                                  President and Chairman of the Board
                                  (Principal Financial and Accounting Officer)