Form 10-Q
period 2001-09-30
I SECTOR CORP
filed 2001-11-13
CIK 1020017

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                                       OR

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

Title                                             Outstanding

Common Stock, $.01 par value per share            As of November 13, 2001
                                                  3,849,525 shares outstanding

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      I-SECTOR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and par value amounts)

                                                  September 30,   December 31,
                                                      2001            2000
                                                      ----            ----
                                                             (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                    $        5,191  $       8,346
     Accounts receivable, net                              3,894          4,473
     Accounts receivable - affiliates                        278            303
     Accounts receivable - other                              36            141
     Inventory                                             1,004            774
     Income taxes receivable                                 863            863
     Cost and estimated earnings
          in excess of billings                              798
     Other current assets                                    292            233
                                                     -----------    -----------
         Total current assets                             12,356         15,133
Property and equipment                                     1,298          1,579
Other assets                                               1,464            430
                                                     -----------    -----------
Total                                             $       15,118  $      17,142
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                             $        2,438  $       1,892
     Billings in excess of cost
          and estimated earnings                                            503
     Accrued expenses                                      2,349          1,635
     Net liabilities related to
          discontinued operations                            872            869
     Deferred service revenue                                126            136
     Short term debt                                         179
                                                     -----------    -----------
         Total current liabilities                         5,964          5,035
     Deferred credit - stock warrants                        195            195
     Long term debt                                          467
Commitments and contingencies
Stockholders' equity:

     Preferred stock, $.01 par value,
         5,000,000 shares authorized,
         no shares issued
     Common stock:
         $.01 par value, 15,000,000
              shares authorized,
         4,441,325 and 4,442,325 shares
              issued at September 30, 2001
              and December 31, 2000                           44             44
     Additional paid in capital                           10,185         10,182
     Unearned equity compensation                                            (1)
     Treasury stock (591,800 and 399,800
         shares, at cost) at September
         30, 2001 and December 31, 2000                   (1,187)          (992)
     Retained earnings                                      (550)         2,679
                                                     -----------    -----------
         Total stockholders' equity                        8,492         11,912
                                                     -----------    -----------
Total                                             $       15,118  $      17,142
                                                     ===========    ===========


                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                Three Months Ended September 30,

                                                       2001             2000
                                                       ----             ----


Total revenue                                     $        6,529  $       4,173
Cost of sales and services                                 4,697          3,314
                                                     -----------    -----------
Gross profit                                               1,832            859
Selling, general and administrative expenses               2,703          3,282
                                                     -----------    -----------
Operating loss                                              (871)        (2,423)
Interest income and other income                            (116)          (100)
                                                     -----------    -----------
Loss from continuing operations before
     benefit  for income taxes                              (755)        (2,323)
Benefit for income taxes                                                   (708)
                                                     -----------    -----------
Net loss from continuing operations                         (755)        (1,615)
Discontinued Operations:
     Loss on disposal                                                    (1,095)
                                                     -----------    -----------
Net loss                                          $         (755) $      (2,710)
                                                     ===========    ===========


Net (loss) income per share:
     Basic and diluted:
         Net loss from continuing operations      $       (0.20)  $       (0.40)
         Loss on disposal                                  0.00           (0.27)
                                                     ----------     -----------
              Net loss per share                  $       (0.20)  $       (0.67)
                                                     ==========     ===========

Weighted average shares outstanding:

         Basic and diluted                             3,853,607      4,048,525
                                                     ===========    ===========


                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                 Nine Months Ended September 30,

                                                       2001            2000
                                                       ----            ----


Total revenue                                     $       17,107  $      14,386
Cost of sales and services                                12,684         10,407
                                                     -----------    -----------
Gross profit                                               4,423          3,979
Selling, general and administrative expenses               8,450          7,544
                                                     -----------    -----------
Operating loss                                            (4,027)        (3,565)
Interest income and other income                            (273)          (135)
                                                     -----------    -----------
Loss from continuing operations before
     benefit for income taxes                             (3,754)        (3,430)
Benefit for income taxes                                    (179)        (1,075)
                                                     -----------    -----------
Net loss from continuing operations                       (3,575)        (2,355)
Discontinued Operations:
     Net income from discontinued operations,
          net of taxes                                                      300
     Gain on disposal, net of taxes                          346          3,392
                                                     -----------    -----------
Net (loss) income                                 $       (3,229) $       1,337
                                                     ===========    ===========


Net (loss) income per share:
     Basic and diluted:
         Net loss from continuing operations      $       (0.92)  $       (0.58)
         Net income from discontinued operations                           0.07
         Gain on disposal                                  0.09            0.84
                                                     ----------     -----------
              Net (loss) income per share         $       (0.83)  $        0.33
                                                     ==========     ===========

Weighted average shares outstanding:

         Basic and diluted                             3,901,783      4,048,672
                                                     ===========    ===========


                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                 Nine Months Ended September 30,

                                                       2001            2000
                                                       ----            ----

Net (loss) income                                 $       (3,229) $       1,337
Adjustments to reconcile net (loss) income
     to net cash provided by (used in)
     operating activities:
     Net income from discontinued operations                               (300)
     Gain on disposal of discontinued operations            (346)        (3,392)
     Depreciation and amortization                           380            376
     Deferred tax provision                                 (179)        (2,233)
Changes in assets and liabilities that provided
    (used) cash:
     Accounts receivable, net                                579         30,622
     Accounts receivable - affiliates and other              130            (44)
     Inventory                                              (164)           (82)
     Cost and estimated earnings in excess of
          billings                                          (798)
     Other current assets                                    (59)           181
     Other assets                                            137             29
     Accounts payable                                        546        (19,901)
     Accrued expenses                                        714         (1,758)
     Income taxes payable                                                  (521)
     Billings in excess of cost and estimated
          earnings                                          (503)
     Deferred service revenue                                (10)          (143)
                                                     -----------    -----------
Net cash  (used in) provided by continuing
          operating activities                            (2,802)         4,171
Net cash provided by discontinued operations                   3            852
                                                     -----------    -----------
     Net cash (used in) provided by operating
          activities                                      (2,799)         5,023

Cash flows from investing activities:

     Acquisition costs                                       (50)
     Capital expenditures                                   (636)          (333)
     Proceeds from sale of discontinued operations           525         15,029
                                                     -----------    -----------
Net cash (used in) provided by continuing
     operations                                             (161)        14,696
Net cash provided by discontinued operations                                279
                                                     -----------    -----------

     Net cash (used in) provided by investing
          activities:                                       (161)        14,975
                                                      -----------    -----------

Cash flows from financing activities:

     Purchase of treasury stock                             (195)           (14)
     Net decrease in notes payable                                      (15,869)
                                                     -----------    -----------

     Net cash provided by (used in)
          financing activities:                             (195)       (15,883)
                                                     -----------    -----------

Net (decrease) increase in cash and cash
          equivalents                                     (3,155)         4,115
Cash and cash equivalents at beginning of period           8,346          4,647
                                                     -----------    -----------
Cash and cash equivalents at end of period        $        5,191  $       8,762
                                                     ===========    ===========
Supplemental disclosures of cash flow information:
     Cash paid for interest                       $            0  $         375
                                                     ===========    ===========
     Cash paid for taxes                          $            0  $       1,009
                                                     ===========    ===========
Supplemental Schedule of Noncash Investing and
     Financing Activities:
     Intangible assets acquired through note
          payable                                 $          646  $
                                                   =============   ============

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

          Allstar Solutions, Inc. ("Allstar") provides customers with turn-key outsourced IT helpdesk solutions, helpdesk solutions consulting services, on-site and carry-in computer repair, application support and operating system, network migration services and technical staff augmentation for IT helpdesk operations.

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

     The condensed consolidated financial statements presented herein as of and for the three and nine months ended September 30, 2001 and 2000 are unaudited; however, all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, recurring nature. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet at December 31, 2000 is derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Although management believes the disclosures are adequate, certain information and disclosure normally included in the notes to the financial statements has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission.

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

The following reflects the amounts relating to uncompleted contracts:

                                                     September 30,  December 31,
                                                          2001          2000

     Costs incurred on uncompleted contracts            $   195        $  135
     Estimated earnings                                   1,275           361
                                                        -------        -------

                                                          1,470           496
     Less: Billings to date                                 672           999
                                                        -------        -------

     Cost and estimated earnings in excess of billings  $   798
                                                        =======
     Billings in excess of cost and estimated earnings                 $  503
                                                                       =======

     Accounting Pronouncements In June, 2001, Statement of Accounting Standards ("SFAS"), SFAS No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Any resulting goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The adoption of this statement had no effect on I-Sector's consolidated financial position or its results of operations.

     In June, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or its results of operations.

     In August, 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was approved by the FASB. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of". SFAS No. 144 requires recognition of an impairment loss, measured as the difference between the carrying amount and the fair value of the asset, only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. The Company is required to implement SFAS No. 144 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or its results of operations.

2.   DISCONTINUED OPERATIONS

     On November 2, 1999, I-Sector approved a plan to sell or close its Telecom Division. A sale was finalized on March 16, 2000. Under the terms of the sale I-Sector received $250. Additionally, the purchaser assumed all telephone equipment warranty obligations of I-Sector up to a maximum of $30, all of which was consumed by October, 2000. Future warranty costs incurred by the purchaser will be billed to I-Sector at an agreed upon rate. An estimate of future warranty costs of $95 was recorded during 2000. A disposal loss, including an estimate of the operating results from the measurement date, November 2, 1999 to the closing date of the sale of $580, and estimates for impairment of assets caused by the disposal decision of $558, totaling $1,138 (net of income tax savings of $586), was recognized in 1999. The disposal loss includes an operating loss of $284 (net of income tax savings of $146) from the measurement date to December 31, 1999. I-Sector recognized additional losses of $344 (net of taxes of $240) in the year 2000, and recognized no additional losses in the three or nine month periods ended September 30, 2001.

     On March 16, 2000, I-Sector entered into an agreement to sell certain assets of and the ongoing operations of its Computer Products Division. The sale transaction closed on May 19, 2000 after shareholder and other required consents were obtained. Under the terms of the sale, I-Sector received $14,529 plus $250 as reimbursement of certain selling costs. Proceeds of the sale were used to retire debt under I-Sector's existing credit facility. Pretax income from the discontinued operations of the Computer Products Division (net of taxes of $156) was $302 for the period from January 1 to March 16, 2000, the measurement date. A gain on disposal of $3,734 (net of taxes of $2,607), which includes operating results from the measurement date, March 16, 2000 to the closing date of the sale, as well as a loss on equipment sold of $352 (net of taxes of $144) and estimates for the impairment of assets caused by the disposal decision of $2,820 (net of taxes of $1,156) have been recognized in the year ended December 31, 2000. Additional gain of $525 (related to a contingency clause which was settled in May 2001) was recognized in the quarter ended June 30, 2001. Taxes of $179 related to this gain were offset against a valuation reserve established due to recurring losses. I-Sector retained accounts receivable of $20,266, net of reserves, and has retained receivables related to the Computer Products Division of $3 and $775 at June 30, 2001 and December 31, 2000, respectively. In connection with the sale of the Computer Products Division, I-Sector also sold the El Paso portion of the IT Services business. For financial reporting presentation the El Paso services business was included in the continuing operations for the three and nine months ended June 30, 2001 and 2000.

     The balance sheet caption "Net Liabilities related to discontinued operations" contains $872 and $869 at September 30, 2001 and December 31, 2000, respectively, of estimated future expenses related to the winding up of the Telecom Division and the Computer Products Division, and include amounts related to the collection of accounts receivable and settlement of pending litigation and to settlements with employees terminated as a result of the sale.

3.  CURRENT DEBT OBLIGATIONS

     On February 27, 1998 I-Sector entered into a credit agreement with Deutsche Financial Services ("DFS") for a revolving line of credit (the "DFS Facility"), which historically was its principal source of liquidity. On May 19, 2000, the day of the closing on the sale of the Computer Products Division, the credit facility was amended to decrease the total credit available under the facility from $30,000 to $3,000 subject to borrowing base limitations which are generally computed as a percentage of various classes of eligible accounts receivable and qualifying inventory. Credit available under this facility for floor plan financing of inventory from approved manufacturers (the "Inventory Line") is $3,000. Borrowings under the Inventory Line accrue interest at the prime rate plus 5% on outstanding balances over 40 days. Inventory Line borrowings are reflected in accounts payable on the accompanying balance sheets. For purposes of calculating interest charges the minimum prime rate under the DFS Facility is 7.0%. At September 30, 2001, I-Sector had $677 outstanding under the Inventory line.

     This agreement, which continues in full force and effect for 36 months or until terminated by 30 day written notice from the lender and may be terminated upon 90 days notice by I-Sector, subject to a termination fee, is collaterized by substantially all of I-Sector's assets. The agreement contains restrictive covenants, which, among other things, require the company to maintain a minimum tangible net worth. The terms of the agreement also prohibit the payment of dividends and limit the purchase of our common stock, and other similar expenditures, including advances to related parties. I-Sector is not in compliance with a certain covenant for which it subsequently received a waiver. As part of the waiver the credit availability has been reduced to $750,000 through October 15, 2001. Subsequent to September 30, 2001 I-Sector and DFS mutually agreed to terminate their relationship. I-Sector is in process of evaluating its credit facility needs and is in discussion with other parties regarding the establishment of another credit facility.

     On September 27, 2001 Stratasoft, a subsidiary of I-Sector, signed a note payable to a third party for $725 payable in monthly installments through February, 2007. The note does not bear interest and I-Sector has imputed interest at 5.5% to record the debt and related patent asset. In connection with this note payable, I-Sector has reported short-term debt maturing within one year of $179 and long-term debt of $467. Stratasoft has granted a security interest in its pending patent application and the next two patent applications filed by Stratasoft.

4.   SEGMENT INFORMATION

     I-Sector operates through four subsidiary corporations, each of which is focused on a specific area of the information and/or communications technology industry:

          Allstar  Solutions,  Inc.  ("Allstar")  helps its clients achieve high
          quality  cost  effective   solutions  in  myriad  areas  of  areas  of
          information technology. Allstar provides solutions that include project-based or outsourced information technology support, turnkey IT project implementation and consultation and turnkey sales and installation of certain highly specialized IT products.

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

For the quarter ended September 30, 2001:

                                                                       IT
                                             Allstar      INX       Staffing   Stratasoft  Corporate    Elimination Consolidated

Total revenue                                $ 1,682     $ 2,876     $   288     $ 1,687     $    (4)    $           $ 6,529
Cost of sales and services                     1,181       2,516         164         841          (5)                  4,697
                                              ------      ------      ------      ------      ------      ------      ------
Gross profit (loss)                              501         360         124         846           1                   1,832
Selling, general and
     administrative expenses                     772         729         186         715         301                   2,703
                                              ------      ------      ------      ------      ------      ------      ------
Operating (loss) income                      $  (271)    $  (369)    $   (62)    $   131     $  (300)    $              (871)
                                              ======      ======      ======      ======      ======      ======
Interest  (income)                                                                                                      (116)
                                                                                                                      ------
Loss before benefit for income tax                                                                                      (755)
Benefit for income tax                                                                                                ------
Net loss from continuing operations                                                                                     (755)
Net gain on disposal, net of taxes                                                                                    ------
Net loss                                                                                                             $  (755)
                                                                                                                      ======

Accounts receivable, net                     $ 1,052     $ 2,107     $   158     $   574     $    (2)    $     0       3,889
                                              ======      ======      ======      ======      ======      ======
Accounts receivable retained from
     discontinued operations, net                                                                                          5
                                                                                                                      ------
Total accounts receivable, net                                                                                       $ 3,894
                                                                                                                      ======
For the quarter ended September 30, 2000:

Total revenue                                $ 1,412     $   700     $   334     $ 1,779     $   (41)    $   (11)    $ 4,173
Cost of sales and services                     1,246         735         250       1,015          79         (11)      3,314
                                              ------      ------      ------      ------      ------      ------      ------
Gross profit                                     166         (35)         84         764        (120)          0         859
Selling, general and
     administrative expenses                     690         327         138       1,139         988           0       3,282
                                              ------      ------      ------      ------      ------      ------      ------
Operating income (loss)                      $ (524)     $  (362)    $   (54)    $  (375)    $(1,108)    $   0        (2,423)
                                              ======      ======      ======      ======      ======      ======
Interest income                                                                                                         (100)
                                                                                                                      ------
Loss before benefit
for income tax                                                                                                        (2,323)
Benefit for income tax                                                                                                  (708)
                                                                                                                      ------
Net loss from continuing operations                                                                                   (1,615)
Loss on disposal, net of taxes                                                                                        (1,095)
                                                                                                                      ------
Net loss                                                                                                             $(2,710)
                                                                                                                      ======

Accounts receivable, net                     $ 1,716     $   266     $   279     $   803     $ 1,055     $     0     $ 4,119
                                              ======      ======      ======      ======      ======      ======
Accounts receivable retained from
     discontinued operations, net                                                                                      1,511
                                                                                                                      ------
Total accounts receivable, net                                                                                       $ 5,630
                                                                                                                      ======

For the nine months ended September 30, 2001:

                                                                       IT
                                             Allstar      INX       Staffing   Stratasoft  Corporate    Elimination Consolidated

Total revenue                                $ 4,076    $  7,239   $     866   $   4,959   $      (6)  $    (27)   $  17,107
Cost of sales and services                      3,245      6,554         525       2,377          (5)       (12)      12,684
                                               ------     ------      ------      ------      ------      ------      ------
Gross profit (loss)                               831        685         341       2,582          (1)        (15)      4,423
Selling, general and
     administrative expenses                    2,453      2,121         570       2,114       1,207         (15)      8,450
                                               ------     ------      ------      ------      ------      ------      ------
Operating (loss) income                      $ (1,622)  $ (1,436)  $    (229)  $     468   $  (1,208)  $       0      (4,027)
                                              =======    =======      ======      ======      ======      ======
Interest  (income)                                                                                                      (273)
                                                                                                                      ------
Loss before benefit for income tax                                                                                    (3,754)
Benefit for income tax                                                                                                  (179)
                                                                                                                      ------
Net loss from continuing operations                                                                                   (3,575)
Net gain on disposal                                                                                                     346
                                                                                                                      ------
Net loss                                                                                                           $  (3,229)
                                                                                                                      ======

For the nine months ended September 30, 2000:

Total revenue                               $  5,680   $     700    $    970    $  5,424   $   1,623   $     (11)  $  14,386
Cost of sales and services                     4,450         735         722       2,841       1,670         (11)     10,407
                                              ------      ------      ------      ------      ------      ------      ------
Gross profit                                   1,230         (35)        248       2,583         (47)          0       3,979
Selling, general and
     administrative expenses                   2,338         327         312       2,947       1,620           0       7,544
                                              ------      ------      ------      ------      ------      ------      ------
Operating income (loss)                     $ (1,108)  $   (362)   $     (64)   $   (364)  $  (1,667)  $       0      (3,565)
                                              ======      ======      ======      ======      ======      ======
Interest (income)                                                                                                       (135)
                                                                                                                      ------
Loss before benefit
for income tax                                                                                                        (3,430)
Benefit for income tax                                                                                                (1,075)
                                                                                                                      ------
Net loss from continuing operations                                                                                   (2,355)
Net income from discontinuing operations,
   net of taxes                                                                                                          300
Gain on disposal, net of taxes                                                                                         3,392
                                                                                                                      ------
Net income                                                                                                         $   1,337
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

     There were 0 and 835 potentially dilutive options for the three and nine months ended September 30, 2001. Potentially dilutive options of 148,733 and 214,360 for the three and nine month periods ended September 30, 2000 were not used in the calculation of diluted earnings per share since the effect is antidilutive.

     Warrants to purchase 176,750 shares of common stock were not included in computing diluted earnings per share for all periods presented because the inclusion would have been antidilutive.

6.   LITIGATION

     On February 1, 2000, a competitor brought a suit against our wholly-owned subsidiary Stratasoft, Inc. in ESHARE TECHNOLOGIES, INC. AND INVENTIONS, INC. V STRATASOFT, INC., Cause No. 1 99-CV-2303 for the United States District Court for the Northern District of Georgia. The plaintiff alleged infringement of certain patents owned by the competitor and was seeking a permanent injunction to prevent Stratasoft, Inc. from manufacturing, selling, offering for sale or using the alleged infringing products covered by patents owned by eshare Technologies, Inc. et al, as well as unspecified monetary damages. Stratasoft settled the patent infringement lawsuit on September 27, 2001 for a cash payment and a note payable in exchange for a patent licensing cross-licensing agreement.

     I-Sector is party to litigation and claims which management believes are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, I-Sector believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

7.  NOTE PAYBLE

     On September 27, 2001 the Company signed a note payable to a third party for $725 payable in monthly installments through February, 2007. The note does not have a stated interest rate. The Company has imputed interest at 5.5% to record the debt. The Company has reported short-term debt of $179 and long-term debt of $467 related to this note payable. The Company has granted a security interest in its pending patent application and the next two patent applications filed.

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

          Allstar  Solutions,  Inc.  ("Allstar")  helps its clients achieve high
          quality  cost  effective   solutions  in  myriad  areas  of  areas  of
          information technology. Allstar provides solutions that include project-based or outsourced information technology support, turnkey IT project implementation and consultation and turnkey sales and installation of certain highly specialized IT products.

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

     We market our professional services businesses primarily in Texas from locations in the Houston and Dallas-Fort Worth metropolitan areas. Stratasoft markets its software products worldwide through a direct sales force and an authorized dealer network. During the three months ended September 30, 2001, Allstar, INX and IT Staffing produced 25.8%, 44.0% and 4.4% of total revenues, while Stratasoft produced 25.9% of total revenues. Gross margin varies substantially between each of these business segments.

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

     Historically, through 1999, our revenue was derived through four primary areas of business, each of which was reported as a reportable segment: IT Services, CTI Software, Computer Products and Telecom Systems. During the year ended December 31, 1999 we discontinued our Telecom Systems business and during the quarter ended March 31, 2000 we discontinued our Computer Products business. We sold both Telecom Systems and Computer Products businesses in separate transactions during the first quarter of 2000. We retained accounts receivable and inventory related to the businesses that were sold. A disposal loss (net of taxes), including an estimate of the operating results from the measurement date, November 2, 1999 to the closing date of the sale of Telecom Systems was recognized at December 31, 1999. The sale of Computer Products closed on May 19, 2000 after stockholder approval was obtained and other conditions to closing were satisfied. The terms of the agreement included cash consideration of $14.8 million, plus the possibility of receiving a future payment of up to $500 from an escrow account. The terms of the agreement also included possible future cash payments contingent upon future performance of the operations being sold. We recognized a gain of approximately $4.9 million, net of taxes, in the quarter ended March 31, 2000, but recognized losses in the quarters ended June 30, 2000 and September 30, 2000 which reduced the gain on the sale to $3.7 million, net of taxes. In the quarter ended June 30, 2001 we recognized additional gain of $346, net of tax, related to a payment for the funds that had been held in escrow.

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

Three Months Ended September 30, 2001 Compared To Three Months Ended September 30, 2000
                             (Dollars in thousands)

     The following table sets forth, for the periods indicated, certain financial data derived from our unaudited consolidated statements of operations for the three months ended September 30, 2001 and 2000. The discussion below relates only to our continuing operations, unless otherwise noted.

                                                        Three months ended September 30,
                                                        --------------------------------
                                                          2001                2000
                                                          ----                ----
                                                    Amount      %        Amount     %
                                                    ------    ------     ------   ------
Revenue

Allstar                                           $   1,682     25.8  $   1,412     33.8
  INX                                                 2,876     44.0        700     16.8
IT Staffing                                             288      4.4        334      8.0
Stratasoft                                            1,687     25.9      1,779     42.6
Corporate                                                (4)    (0.1)       (41)    (1.0)
Elimination                                                      0.0        (11)    (0.2)
                                                   --------  -------   --------  -------
         Total revenue                                6,529    100.0      4,173    100.0
Gross profit (loss):
Allstar                                                 501     29.8        166     11.8
  INX                                                   360     12.5        (35)    (5.0)
IT Staffing                                             124     43.1         84     25.1
Stratasoft                                              846     50.1        764     42.9
Corporate                                                 1     25.0       (120)  (292.7)
Elimination                                                      0.0          0      0.0
                                                   --------  -------   --------  -------
         Total gross profit                           1,832     28.1        859     20.6
Selling, general and administrative expenses:
Allstar                                                 772     45.9        690     48.9
  INX                                                   729     25.3        327     46.7
IT Staffing                                             186     64.6        138     41.3
Stratasoft                                              715     42.4      1,139     64.0
Corporate                                               301  7,525.0        988  2,410.0
Elimination                                                      0.0          0      0.0
                                                   --------  -------   --------  -------
         Total selling, general and administrative
         Expenses                                     2,703     41.4      3,282     78.6
Operating (loss) income:
Allstar                                                (271)   (16.1)      (524)  (37.11)
  INX                                                  (369)   (12.8)      (362)   (51.7)
IT Staffing                                             (62)   (21.5)       (54)   (16.2)
Stratasoft                                              131      7.8       (375)   (21.1)
Corporate                                              (300) 7,500.0)    (1,108)(2,702.4)
                                                   --------  -------   --------  -------
         Total operating (loss) income                 (871)   (13.3)    (2,423)   (58.1)
Interest (income) and other income                     (116)    (1.8)      (100)    (2.4)
                                                   --------  -------   --------  -------
Loss before benefit for income taxes                   (755)   (11.5)    (2,323)   (55.7)
Benefit for income taxes                                         0.0       (708)   (17.0)
                                                   --------  -------   --------  -------
Net loss from continuing operations                    (755)   (11.5)    (1,615)   (38.7)
Discontinued operations:
         Gain  (loss) on disposal                                0.0     (1,095)   (26.2)
                                                   --------  -------   --------  -------
Net loss                                          $    (755)   (11.5) $  (2,710)   (64.9)
                                                   ========  =======   ========  =======

     TOTAL REVENUE. Total revenue increased by $2,356 (56.5%) to $6,529 in 2001 from $4,173 in 2000.

     Allstar revenue increased by $270 (19.1%) to $1,682 in 2001 from $1,412 in 2000. As a percentage of total revenue Allstar revenue decreased to 25.8% in 2001 from 33.8% in 2000. The increase in Allstar revenue was primarily attributable to issues in 2000 related to the loss of revenue from certain customers after the sale of the Computer Products Division. Additionally, in 2001, Allstar's product revenues increased by $400 to $414 in 2001 as compared to $14 in 2000.

     INX revenue increased by $2,176 (310.9%) to $2,876 in 2001 as compared to $700 in 2000, its initial quarter of operation. As a percentage of total revenue INX revenue increased to 44.0% in 2001 from 16.8% in 2000. INX was newly formed in July 2000 to meet the needs of customers in the area of large-scale network infrastructure requirements that are Cisco centric. INX is focused primarily on penetrating the market in Dallas and Houston and on forming customer relationships.

     IT Staffing revenue decreased by $46 (13.8%) to $288 in 2001 from $334 in 2000. As a percentage of total revenue IT Staffing revenue decreased to 4.4% in 2001 from 8.0% in 2000. IT Staffing experienced a reduction in the scope of a contract with its largest customer in the quarter ended September 30, 2001.

     Stratasoft revenue decreased by $92 (5.2%) to $1,687 in 2001 from $1,779 in 2000. Stratasoft revenue, as a percentage of total decreased to 25.9% in 2001 as compared to 42.6% in 2000.

     The Corporate segment includes both costs related to the operation of the corporate entity that are not allocated to any subsidiary company, plus certain operations which are not on-going because of the sale of the Computer Products Division and including prior period installation revenue that was related to a certain customer of our Computer Products Division and revenue from our former El Paso branch office, which ceased because of the sale of the Computer Products Division. As these operations have ceased or are winding up we expected an insignificant amount of revenue in the quarter ending September 30, 2001. Corporate revenue decreased by $(37) (90.2%) to $(4) in 2001 from $(41) in 2000. As a percentage of total revenue Corporate revenue decreased to (0.1)% in 2001 from (1.0)% in 2000. The negative revenues for the Corporate segment result from credits issued to customers.

     GROSS PROFIT.  Gross profit  increased by $973 (113.7%) to  $1,832 in  2001 from $859 in 2000.  Gross margin  increased to 28.1% in 2001 from 20.6% in 2000.

     Allstar gross profit increased by $335 (201.8%) to $501 in 2001 from $166 in 2000. Gross margins for Allstar increased to 29.8% in 2001 from 11.8% in 2000. Allstar cost of service consists primarily of labor cost. Labor has a more fixed nature such that higher levels of service revenue produces higher levels of gross margin while lower levels of service revenue produces lower gross margin. In periods when service revenue decreases, it becomes more important to manage labor cost in order to prevent erosion of gross margin. Subsequent to the separation of the IT Services segment into wholly owned subsidiary companies in July 2000, Allstar experienced lower labor utilization related to lower revenue.

     INX gross profit increased by $395 (1128.6%) to $360 in 2001 from a gross loss of $35 in 2000, it's initial quarter of operations. Gross margins for INX increased to 12.5% of revenue in 2001 from (5.0%) in 2000. As a newly formed start-up operation in 2000, it had to have billable technical staff in place in order to be able to market their services, but was unable to fully utilize that technical staff, but its utilization rate has increased in 2001.

     IT Staffing gross profit increased by $40 (47.6%) to $124 in 2001 from $84 in 2000 as revenue decreased by 13.8%. Gross margin increased to 43.1% in 2001 from 25.1% in 2000. IT Staffing's gross margin is influenced by the mix of revenues. As discussed above, IT Staffing had higher revenues from permanent placements in 2001 as compared to 2000, and permanent placements contribute much higher gross margins. Revenues from temporary placements decreased as a percentage of total revenues, and these revenues normally produce lower gross margins than do permanent placements, particularly in 2000 because a large percentage of the revenues for temporary placements were attributed to a contract with a major customer that limits the rates for that particular customer.

     Stratasoft gross profit increased by $82 (10.7%) to $846 in 2001 from $764 in 2000 as revenue decreased by 5.2%. Gross margin for Stratasoft increased to 50.1% in 2001 from 42.9% in 2000. Gross margin is also impacted by the mix of sales between systems sales, which include a hardware component, as compared to software only sales, which do not have a hardware cost of goods component.

     Corporate gross profit increased by $121 (100.8%) to gross profit of $1 in 2001 from a gross loss of $120 in 2000 as revenue increased from $(41) in 2000 to $(4) in 2001. Gross margin increased to 25.0% in 2001 from (292.7%) in 2000. The gross margin on installations for the customer that was lost in the Computer Products Division sale produced a gross profit of $1 in 2001 as compared to a gross loss of $(120) in 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $579 (17.6%) to $2,703 in 2001 from $3,282 in 2000. As a percentage of revenue, these expenses decreased by 37.2%, to 41.4% of revenue in 2001 from 78.6% of revenue in 2000. Overall, our spending was up in 2001 primarily related expanding the sales marketing staff in the new companies ($1,192, of which $810 was for INX which was formed in the 2000 quarter). Bad debt expense increased by $83 in 2001 as compared to 2000. Corporate selling, general and administrative expenses decreased by $68 in 2001 as compared to 2000 because costs related to the maintenance of the corporate organization, including executive management compensation, corporate-level insurance, depreciation, legal, director and investor relations expenses, which were previously allocated out to the operating segments, and which are now included in the Corporate segment, were allocated to the Computer Products Division in 2000.

     INTEREST INCOME AND OTHER INCOME. Interest income decreased by $55 to $45 in 2001 compared to $100 in 2000. Other income increased to $71 in 2001 compared to $0 in 2000.

     DISCONTINUED OPERATIONS. On March 16, 2000 we entered into an agreement to sell certain assets of, and the ongoing operation of, our Computer Products Division. The sale transaction closed on May 19, 2000. As a consequence of these events, the operations of Computer Products are reported as discontinued operations. For the quarters ended September 30, 2001 and 2000, respectively, the loss on disposal related to Computer Products was $0 in 2001 as compared to a loss on disposal of $1,095 in 2000, net of taxes of $0 and $566, respectively.

     NET LOSS. The net loss was $755 in the quarter ended September 30, 2001 which was comprised of a loss of $755 (after a benefit for income taxes of $0) on continuing operations. The net loss in the quarter ended September 30, 2000 was a loss of $2,710, comprised of a loss of $1,615 on continuing operations, after a benefit for income taxes totaling $708 and a loss on disposal of $1,095, after a benefit for income taxes of $566.

Nine Months Ended September 30, 2001 Compared To Nine Months Ended September 30, 2000
                             (Dollars in thousands)

     The following table sets forth, for the periods indicated, certain financial data derived from our unaudited consolidated statements of operations for the nine months ended September 31, 2001 and 2000. The discussion below relates only to our continuing operations, unless otherwise noted.

                                                      Nine months ended September 30,
                                                      -------------------------------
                                                          2001                  2000
                                                          ----                  ----
                                                     Amount       %       Amount    %
                                                     ------    ------     ------  ------
Revenue

Allstar                                           $   4,076      23.8  $   5,680    39.5
  INX                                                 7,239      42.3        700     4.9
IT Staffing                                             866       5.1        970     6.7
Stratasoft                                            4,959      29.0      5,424    37.7
Corporate                                                (6)     (0.0)     1,623    11.3
Elimination                                             (27)     (0.2)       (11)   (0.1)
                                                   --------  --------    ------- -------
         Total revenue                               17,107     100.0     14,386   100.0
Gross profit (loss):
Allstar                                                 831      20.4      1,230    21.7
  INX                                                   685       9.5        (35)   (5.0)
IT Staffing                                             341      39.4        248    25.6
Stratasoft                                            2,582      52.1      2,583    47.6
Corporate                                                (1)     16.7        (47)   (2.9)
Elimination                                             (15)    (55.6)         0     0.0
                                                   --------  --------    ------- -------
         Total gross profit                           4,423      25.9      3,979    27.7
Selling, general and administrative expenses:
Allstar                                               2,453      60.2      2,338    41.2
  INX                                                 2,121      29.3        327    46.7
IT Staffing                                             570      65.8        312    32.2
Stratasoft                                            2,114      42.6      2,947    54.3
Corporate                                             1,207 (20,116.7)     1,620    99.8
Elimination                                             (15)     55.6          0     0.0
                                                   --------  --------   -------- -------
         Total selling, general and administrative
         Expenses                                     8,450      49.4      7,544    52.4
Operating (loss) income:
Allstar                                              (1,622)    (39.8)    (1,108)  (19.5)
  INX                                                (1,436)    (19.8)      (362)  (51.7)
IT Staffing                                            (229)    (26.4)       (64)   (6.6)
Stratasoft                                              468       9.4       (364)   (6.7)
Corporate                                            (1,208)(20,133.3)    (1,667) (102.7)
                                                   --------  --------   -------- -------
         Total operating loss                        (4,027)    (23.5)    (3,565)  (24.8)
Interest (income) and other income                     (273)     (1.6)      (135)   (0.1)
                                                   --------  --------   -------- -------
Loss before benefit for income taxes                 (3,754)    (21.9)    (3,430)  (23.8)
Benefit for income taxes                               (179)     (1.0)    (1,075)   (7.5)
                                                   --------  --------   -------- -------
Net loss from continuing operations                  (3,575)    (20.9)    (2,355)  (16.4)
Discontinued operations:
         Net income from discontinued operations,
              net of taxes                                                   300     2.1
         Gain on disposal                               346       2.0      3,392    23.6
                                                   --------  --------   -------- -------
Net (loss) income                                 $  (3,229)    (18.9) $   1,337     9.3
                                                   ========  ========   ======== =======

     TOTAL REVENUE. Total revenue increased by $2,721 (18.9%) to $17,107 in 2001 from $14,386 in 2000.

     Allstar revenue decreased by $1,604 (28.2%) to $4,076 in 2001 from $5,680 in 2000. As a percentage of total revenue Allstar revenue decreased to 23.8% in 2001 from 39.5% in 2000. The decrease in ACS revenue was primarily attributable to issues related to the loss of revenue from certain customers after the sale of the Computer Products Division.

     INX revenue increased by $6,539 (934.1%) to $7,239 in 2001 from $700 in 2000. As a percentage of total revenue, INX increased to 42.3% in 2001 from 4.9% in 2000. INX was newly formed in July 2000 to meet the needs of customers in the area of large-scale network infrastructure requirements that are Cisco centric. INX exerted intense efforts to introduce itself to the market in Dallas and Houston and form customer relationships.

     IT Staffing revenue decreased by $104 (10.7%) to $866 in 2001 from $970 in 2000. As a percentage of total revenue IT Staffing revenue decreased to 5.1% in 2001 from 6.7% in 2000. IT Staffing experienced a change in its mix of revenue sources such that permanent placements, which produce higher gross margin, increased to 22.0% of its total revenues in 2001 from 8.9% in 2000. Temporary placements decreased to 77.9% in 2001 from 91.1% in 2000.

     Stratasoft revenue decreased by $465 (8.6%) to $4,959 in 2001 from $5,424 in 2000. Stratasoft revenue, as a percentage of total revenue, decreased to 29.0% in 2001 from 37.7% in 2000. In 2000 Stratasoft had one large contract which contributed $580 in revenues but no such large contract occurred in 2001.

     The Corporate segment includes both costs related to the operation of the corporate entity that are not allocated to any subsidiary company, plus certain operations which are not on-going because of the sale of the Computer Products Division and including prior period installation revenue that was related to a certain customer of our Computer Products Division and revenue from our former El Paso branch office, which ceased because of the sale of the Computer Products Division. As these operations have ceased or are winding up we expected an insignificant amount of revenue in the nine months ending September 30, 2001. Corporate revenue decreased by $1,629 (100.4%) to $(6) in 2001 from $1,623 in 2000. Revenue in 2001 is negative because of credits issued to customers. As a percentage of total revenue Corporate revenue decreased to (0.0)% in 2001 from 11.3% in 2000. The El Paso branch office service business had revenue of $(1) and $931 in the nine month periods ended September 30, 2001 and 2000, respectively. Installation revenue for the certain customer of the Computer Products Division (also discontinued effective May 19, 2000) contributed revenue of $0 and $692 in the nine month periods ended September 30, 2001 and 2000, respectively.

     GROSS PROFIT. Gross profit increased by $444 (11.2%) to $4,423 in 2001 from $3,979 in 2000. Gross margin decreased to 25.9% in 2001 from 27.7% in 2000.

     Allstar gross profit decreased by $399 (32.4%) to $831 in 2001 from $1,230 in 2000. Gross margin for Allstar decreased to 20.4% in 2001 from 21.7% in 2000. Allstar cost of service consists primarily of labor cost. Labor has a more fixed nature such that higher levels of service revenue produces higher levels of gross margin while lower levels of service revenue produces lower gross margin. In periods when service revenue decreases, it becomes more important to manage labor cost in order to prevent erosion of gross margin. Subsequent to the separation of the IT Services segment into wholly owned subsidiary companies in July 2000, Allstar experienced lower labor utilization related to lower revenue.

     INX gross profit increased by $720 (2057.1%) to $685 in 2001 from a gross loss of $35 in 2000. Gross margin for INX increased to 9.5% in 2001 from (5.0)% in 2000. INX was formed in July 2000 and therefore had only three months of operations in 2000, as compared to nine months of operations in 2001. As a newly formed start-up operation in 2000, it had to have billable technical staff in place in order to be able to market their services, but was unable to utilize that technical staff sufficiently to cover their labor cost in the first three months of the period. INX gross margins increased to 12.5% in the third three months of the period, but have not yet achieved optimum utilization of its technical staff.

     IT Staffing gross profit increased by $93 (37.5%) to $341 in 2001 from $248 in 2000 as revenue decreased by 10.7%. Gross margin increased to 39.4% in 2001 from 25.6% in 2000. IT Staffing's gross margin is influenced by the mix of revenues. As discussed above, IT Staffing had higher revenues from permanent placements in 2001 as compared to 2000, and permanent placements contribute much higher gross margins.

     Stratasoft gross profit decreased by $1 (0.0%) to $2,582 in 2001 from $2,583 in 2000 as revenue decreased by 8.6%. Gross margin for Stratasoft increased to 52.1% in 2001 from 47.6% in 2000. Gross margin is impacted by the mix of sales between systems sales, which include a hardware component, as compared to software only sales, which do not have a hardware cost of goods component.

     Corporate gross profit increased by $46 (97.9%) to a loss of $1 in 2001 from a gross loss of $41 in 2000 as revenue decreased by $1,629 The El Paso service business that was sold on May 19, 2000 produced gross loss of $15 in 2001 as compared to $27 in the same six months in 2000. We experienced certain costs related to winding up our service operations in the El Paso branch office that negatively impacted gross profit. Augmenting those results, the gross margin on installations for the customer that was lost in the Computer Products Division sale produced a gross profit of $12 in 2001 as compared to a loss of $20 in 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $906 (12.0%) to $8,450 in 2001 from $7,544 in 2000. As a percentage of revenue, these expenses decreased by 3.0%, to 49.4% of revenue in 2001 from 52.4% of revenue in 2000. Overall, our spending was up primarily related to increased sales compensation due to expanding the sales marketing staff for the new subsidiary companies ($1,192, of which $810 was for INX which was formed in July of 2000). Bad debt expense increased by $83 in 2001 as compared to 2000. Administrative wages decreased $569 in 2001 as compared to 2000 due to planned reductions in force. Promotional expenditures increased $130 and utility costs increased $53 in 2001 as compared to 2001.

     INTEREST INCOME AND OTHER INCOME. Interest income and other income increased by $138 to $273 in 2001 compared to interest expense of $135 in 2000, primarily due to the reduction of notes payable and investment of available cash.

     DISCONTINUED OPERATIONS. On March 16, 2000 we entered into an agreement to sell certain assets of, and the ongoing operation of, our Computer Products Division. The sale transaction closed on May 19, 2000. As a consequence of these events, the operations of Computer Products are reported as discontinued operations. For the nine months ended September 30, 2001 and 2000, respectively, net income from discontinued operations was $0 and $300 (net of taxes of $0 and $156) and the gain on disposal related to the Computer Products Division was $346 and $3,392, net of taxes of $179 and $1,748.

     NET LOSS. The net loss was $3,229 in the nine months ended September 30, 2001 which was comprised of a loss of $3,575 (after a benefit for income taxes of $179) on continuing operations offset by a $346 (net of tax of $179) gain on disposal. The net loss in the quarter ended September 30, 2000 was income of $1,337, comprised of a loss of $2,355 on continuing operations, after a benefit for income taxes totaling $1,075, offset by net income from discontinued operations of $300, net of taxes of $156 and a gain on disposal of $3,392, after a provision for income taxes of $1,748.

Liquidity and Capital Resources

     Our working capital was $6,392 and $10,098 at September 30, 2001 and December 31, 2000, respectively. As of September 30, 2001, we had short and long term outstanding debt of $646. We expect to satisfy our capital requirements from our existing cash balances and collection of our accounts receivables.

Cash Flow

     Operating activities used net cash totaling $2,799 during the nine months ended September 30, 2001. Operating activities used net cash during the period primarily to fund operating losses of $3,229, an increase in inventory of $164, an increase in other current assets of $59 and a decrease in billings in excess of cost and estimated earnings of $1,301. These uses of cash were offset by cash provided by a decrease in accounts receivable of $579, an increase in accounts payable of $546, an increase in accrued expenses of $714, and a non cash charge of depreciation of $380 which increased the operating loss.

     Investing activities used cash totaling $161, comprised primarily of the proceeds from the sale of discontinued operations of $525 offset by capital expenditures of $636 during the nine months ended September 30, 2001 and financing activities used cash totaling $195.

Asset Management

     Our cash flow from operations has been affected primarily by the timing of our collection of accounts receivable. We have typically sold our products and services on short-term credit terms and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. We had accounts receivable, net of allowance for doubtful accounts, of $3,894 and $4,473 at September 30, 2001 and December 31, 2000, respectively.

Current Debt Obligations

     On February 27, 1998 we entered into a credit agreement with Deutsche Financial Services ("DFS") for a revolving line of credit (the "DFS Facility"), which historically was our principal source of liquidity. On May 19, 2000, the day of the closing on the sale of the Computer Products Division, the credit facility was amended to decrease the total credit available under the facility from $30,000 to $3,000 subject to borrowing base limitations which are generally computed as a percentage of various classes of eligible accounts receivable and qualifying inventory. Credit available under this facility for floor plan financing of inventory from approved manufacturers (the "Inventory Line") is $3,000. Borrowings under the Inventory Line accrue interest at the prime rate plus 5% on outstanding balances over 40 days. Inventory Line borrowings are reflected in accounts payable on the accompanying balance sheets. For purposes of calculating interest charges the minimum prime rate under the DFS Facility is 7.0%. At September 30, 2001, we had $677 outstanding on the Inventory Line.

     This agreement, which was terminated October 15, 2001, was collaterized by substantially all of our assets, except for our patent assets, at September 30, 2001. The agreement contained restrictive covenants, which, among other things, require us to maintain a minimum tangible net worth. The terms of the agreement also prohibited the payment of dividends and limit the purchase of our common stock, and other similar expenditures, including advances to related parties. We are not in compliance with a certain covenant at September 30, 2001. As part of the waiver our credit availability was reduced to $750,000 through October 15, 2001. Effective October 15,2001, by mutual agreement both parties agreed to termination of the revolving line of credit. We do not believe the reduction of availability or the termination of the agreement is a hindrance to our
operations   as  the  credit   facility  has  been  in  limited  use  since  the
discontinuation of our Computer Products Division. We are in the process of evaluating our credit facility needs and are in discussion with other parties to establish another credit line.

     On September 27, 2001 Stratasoft, a subsidiary of I-Sector, signed a note payable to a third party for $725 payable in monthly installments through February, 2007. The note does not bear interest and we imputed interest at 5.5% to record the debt. We reported short-term debt maturing within one year of $179 and long-term debt of $467 related to the note. Stratasoft granted a security interest in its pending patent application and the next two patent applications filed by Stratasoft.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     We incur certain market risks related to interest rate variations because we hold floating rate debt. Based upon the average amount of debt outstanding during the nine months ended September 30, 2001, a one-percent increase in interest rates paid by us on our debt would not have resulted in an increase in interest for the period.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On February 1, 2000, a competitor brought a suit against our wholly-owned subsidiary Stratasoft, Inc. in ESHARE TECHNOLOGIES, INC. AND INVENTIONS, INC. V STRATASOFT, INC., Cause No. 1 99-CV-2303 for the United States District Court for the Northern District of Georgia. The plaintiff alleges infringement of certain patents owned by the competitor and is seeking a permanent injunction to prevent Stratasoft, Inc. from manufacturing, selling, offering for sale or using the alleged infringing products covered by patents owned by eshare Technology, Inc. et al, as well as unspecified monetary damages. Stratasoft settled the patent infringement lawsuit on September 27, 2001 for a cash payment and a note payable in exchange for a patent cross-licensing agreement.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held on August 8, 2001. At that meeting the stockholders elected the slate of directors listed in its proxies solicited for the meeting pursuant to Regulation 14. No other matters were voted upon at the meeting.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                I-Sector Corporation.

November 13, 2001               By:      /s/ JAMES H. LONG
                                         -----------------
Date                            James H. Long,
                                Chief Executive Officer, President and Chairman
                                of the Board (Principal Financial and Accounting
                                Officer)