Form 10-K
period 2001-12-31
I SECTOR CORP
filed 2002-03-28
CIK 1020017

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended December 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 18, 2002, as reported on NASDAQ Small Cap Market, was approximately $1,235,007.

         The number of shares of Common Stock, $.01 Par Value, outstanding as of March 18, 2002 was 3,849,525.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART I

Item 1.  Business

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL STATEMENTS INCLUDED IN THIS ANNUAL REPORT, OTHER THAN STATEMENTS THAT ARE PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY WORDS INCLUDING, BUT NOT LIMITED TO, "ANTICIPATE," "APPEAR," "BELIEVE," "COULD," "ESTIMATE," "EXPECT" "HOPE," "INDICATE," "INTEND," "LIKELY," "MAY," "MIGHT," "PLAN," "POTENTIAL," "SEEK," "SHOULD," "WILL," "WOULD," AND OTHER VARIATIONS OR NEGATIVE EXPRESSIONS THEREOF. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. NUMEROUS FACTORS, INCLUDING FACTORS THAT THE COMPANY HAS LITTLE OR NO CONTROL OVER, MAY AFFECT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. IN EVALUATING SUCH STATEMENTS, READERS SHOULD CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING MATTERS SET FORTH IN ITEM 1. "RISKS RELATED TO OUR BUSINESS STRATEGY," WHICH COULD CAUSE ACTUAL EVENTS, PERFORMANCE OR RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH STATEMENTS.

GENERAL

         I-Sector Corporation is a holding company and conducts substantially all of its operations through its subsidiaries. Our subsidiaries are engaged in various aspects of information and communications technology business. In 2001, our revenue from continuing operations was derived through three primary subsidiary companies:

o Allstar Solutions, Inc provides information technology solutions including: technical staff augmentation for IT helpdesk operations; turnkey outsourcing of the IT helpdesk function; helpdesk solutions consulting services; information technology systems consulting and project management services, on site and carry-in computer repair; application support; operating system and network design and implementation; and turnkey systems support.

o Internetwork Experts, Inc is a network professional services and integration organization with areas of practice that include: network design and implementation; turnkey support; security audits and firewall design; and network infrastructure management and consulting services.

o Stratasoft, Inc. develops and is engaged in marketing software products for computer-telephony integration, including products for professional call center and other high volume calling applications.


INDUSTRY CHANGES

         The market for information and communications technology products and services has experienced tremendous growth over the past decade and the industry has changed significantly as the market has evolved. Reselling of popular computing hardware and software products, and the support and maintenance of such products, which was one of the high growth segments in this industry sector, has matured. Other information technology industry sectors are still in a somewhat early stage while yet other sectors are in their infancy. As the information technology market has evolved, both challenges and opportunities have been created for industry participants.

         Our former Computer Products business had been struggling with numerous challenges related to the evolution of the computer reselling industry. Major product manufacturers changed their business models by selling products directly to the consumer through the Internet which resulted in lower gross margins throughout the computer product reselling industry. The proliferation of new products created an increasingly complex operating environment. These changes are, in part, modifying the purchasing habits of corporations related to both information technology products and services.

         At the same time, we believe the market for information technology services has grown increasingly larger, and increasingly more complex and varied. Only a few short years ago, it was normal for a mid-sized corporation to utilize a single-source provider for all of its information technology services, but that has changed. The increasing number of software and hardware providers, combined with the increasing diversity of, and complexity of, computing and communication technology used by organizations today demands that superior information technology service providers specialize. Focus and specialization create improved quality, productivity and operational effectiveness. Today organizations realize this and increasingly look to specialized providers for their needs.

         Recently, during 2000 and continuing through 2001, the overall information technology industry experienced a marked slowdown. This slowdown has been in conjunction with and is most likely related to, the overall slowdown in the U.S. economy that began at approximately the same time and was made more severe following the events of September 11, 2001. The communications equipment sector has experienced a greater than average slowdown due to capital budget constraints in the telecom service provider sector.

RECENT SALES OF CERTAIN BUSINESS SEGMENTS

All monetary amounts discussed in Items 1 through 7 are in thousands.

Disposition of IT Staffing Business

         On November 6, 2001 we determined to exit the IT Staffing business, which had been unprofitable and because we believed that the technical staffing industry was most likely to remain weak for the foreseeable future. Effective December 31, 2001, the business was sold to Echelon Staffing, Inc., a corporation owned by our former employee. Under the terms of the sale I-Sector received a note receivable for $52, of which $50 was for the ongoing operations and $2 for certain fixed assets relating to this business. The note receivable bears interest at 5% per annum and is collectible in installments based on the total monthly revenue of the buyer over 24 months beginning in March 2002. A disposal loss of $11 (net of tax of $5), including an estimated loss for the operating results from the measurement date, November 6, 2001 to the closing date of the sale of $37, and estimates for impairment of assets caused by the disposal decision of $34 was recognized in 2001. Net loss from discontinued operations was $43, $107 and $167 (net of taxes of $22, $55 and $87) in 1999, 2000 and 2001, respectively. I-Sector retained accounts receivable of approximately $82, net of reserves and liabilities related to the IT Staffing business at December 31, 2001. Revenue for the IT Staffing business for the years ended December 31, 1999, 2000 and 2001 was $1,191, $1,242 and $967,
respectively.

Disposition of Computer Products Business

         On March 16, 2000 we entered into an agreement to sell certain assets of and the ongoing operations of our Computer Products Division, along with certain assets and operations of our IT Services Division related to our El Paso branch office. That sale closed on May 19, 2000 after shareholder and other required approvals were obtained. Under this agreement, assets and operations were sold to Amherst Computer Products Southwest, L.P., an affiliate of Amherst Technologies, L.L.C. The terms of the agreement included cash consideration of $14,779, plus the possibility of receiving a future payment of up to $500 from an escrow account. I-Sector realized a gain of approximately $3,700, net of taxes, on the sale. The proceeds of the sale were used to reduce debt. The discontinued operations of the Computer Products Division produced income of $1,343 and $302 in 1999 and 2000, respectively (net of taxes of $688 and $156 in 1999 and 2000, respectively). We retained accounts receivable of $20,266, net of reserves, fixed assets of $255 and liabilities related to the Computer Products Division. At December 31, 2001, accounts receivable related to the Computer Products Division had either been collected or written off. Fixed assets were redeployed in continuing operations. In connection with the sale of the Computer Products Division, I-Sector also sold a portion of the IT Services business located in El Paso, Texas. The El Paso branch office portion of the IT Services business accounted for revenues of $2,012, $955 and $(1) for the years ended
December 31, 1999, 2000, and 2001, respectively. For financial accounting presentation the El Paso services business was included in the corporate segment of continuing operations for the years ended December 31, 1999, 2000 and 2001.

Sale of Telecom Systems Business

         On November 2, 1999 we determined to exit the Telecom business and on March 16, 2000, we sold the Telecom Systems segment to Communications World International, Inc. ("CommWorld"), a publicly traded company (OTC Bulletin
Board: CWII). Under the terms of the sale, for the inventory and operations of Telecom Systems, we received $250 cash. A disposal loss, including an estimate of the operating results from the measurement date, November 2, 1999, to the closing date of the sale of $580, and estimates for impairment of assets caused by the disposal decision of $558, totaling $1,138 (net of an income tax saving of $586) was recognized. The loss from discontinued operations (net of income tax savings of $505, was $981 in 1999. We retained accounts receivable of $1.4 million, net of reserves, fixed assets of $30 and liabilities related to Telecom Systems. At December 31, 2001, the Company had no net accounts receivable related to the Telecom Systems segment. Fixed assets were redeployed in the continuing operations.

BUSINESS STRATEGY

         Mindful of the manner in which the information technology industry was evolving, we evaluated our situation in 1999 and decided that change was prudent. We decided that we should exit our Telecom Systems business both because we had been unable to attain profitability since we began Telecom Systems in 1994 and because the business of selling and installing traditional business telephone systems was a mature industry that we believed offered less opportunity for growth than other areas. We decided to sell our Computer Products Division because, in spite of the fact that Computer Products had been a profitable business for us until that time, we believed that this segment was declining and that we could deploy the proceeds from a sale of Computer Products in other ways that we believed would ultimately create greater stockholder value. We consummated the sale of each of those businesses in the first half of 2000 and during the second half of the 2000 we restructured and reorganized the remaining company for the future.

         After the sale of these two businesses, which had accounted for approximately 90% of our historical revenues, we planned to utilize our capital resources to build a portfolio of focused subsidiary companies, each of which would be involved in some facet of information and/or communications technology. We believe that we can produce higher rates of growth, and better financial performance, by providing our products and services through focused, specialized companies, each branded to pursue a specialized mission and each led by a separate, focused, management team with personal financial incentives tied to their company's financial performance. We plan to continue to expand each of our three current subsidiary companies through internally generated sales and possibly through the acquisition of compatible and synergistic companies. We will also continue to evaluate the possibility of entering new lines of business either by starting new subsidiary companies or by acquiring other companies. We intend to focus our growth efforts in niche industry areas that we believe hold the greatest opportunity for growth and profitability. Each of our three current subsidiary companies is executing its own unique business strategy.

Allstar Solutions, Inc.

         Allstar Solutions, Inc. ("Allstar"), which started as the services side of our former computer reselling organization, has been transforming itself into a provider of specialized information technology solutions and intends to grow its revenue by aggressively adding additional specialized solutions offerings as well as by rapidly expanding its sales force. By offering highly specialized competence in the niche solutions areas that it operates in, Allstar intends to be able to gain market share against its competitors by offering better solutions and better support for such solutions than its competitors. Allstar is headquartered in Houston and has a branch office in Dallas. In markets where it does not maintain branch offices, Allstar often subcontracts for necessary technical personnel, particularly where required for larger scope or prolonged duration contracts. Allstar typically targets customers that are medium to larger corporate clients as well as state and local government organizations.

Internetwork Experts, Inc.

         Internetwork Experts, Inc. ("INX") intends to rapidly become the leading regional network professional services organization by offering highly specialized technical services of the highest quality and competence, thereby rapidly commanding a significant presence in the network services and equipment markets. By aggressively positioning itself as the most technically competent provider of network professional services, INX intends to rapidly be included in a large percentage of the large network consulting and network implementation projects in the markets that it serves. By concentrating its efforts on Cisco technology, INX intends to build loyalty with the leading network equipment manufacturer and more easily achieve superior technical competence as compared to the competition. By rapidly increasing its sales staff, INX intends to pursue a rapid growth path for the foreseeable future. INX is headquartered in Dallas and has a branch office in Houston. INX typically targets customers that are large corporate clients and communications firms that utilize large complex network infrastructures.

Stratasoft Inc.

         Stratasoft, Inc. ("Stratasoft") intends to continue to further develop its existing suite of software products for professional call centers and high volume calling applications and to further strengthen the market share gains that it has made over the past several years. By upgrading the software products to take advantage of newer technology, such as voice-over-IP, Stratasoft is continuing to increase the features and functionality that it can offer its clients. Stratasoft markets its products through its own sales account managers as well as a network of resellers. Stratasoft plans to increase the number of both sales accounts managers and resellers going forward, thereby driving expected future revenue growth. In addition, a concentrated effort to sell its products in markets other than the U.S. is expected to continue to add incremental new growth opportunities. Stratasoft is headquartered in Houston, but markets its products nationally and internationally. Stratasoft's customers are typically call center companies or companies or organizations that operate a call center, and includes political and non-profit organizations.

PRODUCTS AND SERVICES

         We currently provide all of our products and services, and produce all of our revenue, through our three wholly-owned subsidiary companies, further details of which are provided below.

Allstar Solutions, Inc.

         Allstar offers a variety of service offerings related to the service and support of computing technology. The services that Allstar offers include:

o        Technical staff augmentation for IT helpdesk operations
o        Helpdesk solutions consulting
o        Turn-key outsourcing of the IT helpdesk function
o        Network support and network management
o        IT project management
o        On site and carry-in computer hardware repair
o        Application support
o        Operating system and network migration services
o        Network design and implementation
o        Turnkey systems support

         Allstar typically prices its services on a time and materials basis, under fixed price project pricing or under fixed fee service contracts, depending on customer preference and the level of service commitment required. To support and maintain the quality of these services and to maintain the vendor accreditation necessary to service their significant product lines, Allstar's technical staff participates in various certification and authorization programs sponsored by hardware manufacturers and software suppliers.

Internetwork Experts, Inc.

         INX is a provider of network infrastructure professional services and an integrator of network infrastructure products manufactured by Cisco Systems, Inc. ("Cisco"). INX has developed the following areas of network expertise:

o        Network baseline assessment
o        Design/architecture
o        Implementation
o        Network management
o        Project management
o        Network security
o        Knowledge transfer

         Specific technologies in which INX offers expertise include:

o        Routing
o        Switching (LAN/MAN/WAN)
o        Virtual Private Networks (VPN)
o        Voice over X (VoX)
o        Wireless
o        Security
o        IP Telephony
o        Wireless networks

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

Stratasoft, Inc.

          Stratasoft develops and markets its proprietary CTI Software, which integrates business telephone systems and networked computer systems, under the trade name "Stratasoft." Stratasoft's products are designed to improve the efficiency of a professional call center or other type of high volume calling application, for both inbound and outbound calls. Stratasoft's software products are often customized to suit a customer's particular needs and are sometimes, at the customer's request, bundled with computer hardware supplied by either Stratasoft or one of their value added resellers. Stratasoft currently has two primary computer-telephony software products, which are marketed under the trade names StrataDial and StrataVoice:

     o StrataDial is an inbound/ outbound call center call management system. The system is used predictive dialing outbound call center applications such as sales and promotion, collections, surveys, lead generation and announcements that require personal contact. StrataDial features inbound/outbound call blending without requiring an automated call distribution feature of the telephone system. StrataDial collects campaign specific data during the telephone call and provides comprehensive on line reporting and statistical analysis of the campaign data. StrataDial also features open architecture that allows easy interaction with the customer's other database applications. StrataDial has enhanced messaging architecture with direct IP communications, allowing for greater ease in integrating with off-the-shelf products like collection applications, customer relationship management applications and market research applications. A terminal emulator is also core to the StrataDial Agent interface, thus allowing easier integration to legacy and mainframe systems.

         StrataDial(R) Predictive Dialer expands upon its already award winning platform by leveraging Intel Dialogic's Global Call(R). This has permitted Stratasoft to support any dialing platform from around the world, including T-1, E-1, ISDN. This means that StrataDial(R) can make or receive calls from virtually anywhere in the world. The latest release of Stratadial will allow us to continue growing our business in Asia, India and Europe

     o StrataVoice is an outbound dialing product designed for high volume calling applications that do not require human interaction. StrataVoice applications include appointment confirmation and setting, court appearance notification, surveys, community notification such as school closings and emergency evacuation, employee updates, absenteeism notification, telemarketing and market research. A telephone system utilizing StrataVoice dials a computerized list of numbers and can ask the contacted person a number of questions, including branching to other questions and statements based on responses. StrataVoice also allows the contacted person to leave messages. Scripting tools are included that allow the user to develop campaigns. The system builds a database of respondent data and has comprehensive response reporting capabilities.

FINANCIAL INFORMATION BY BUSINESS SEGMENT

         See  Item  7.  "Management's   Discussion  and  Analysis  of  Financial
Condition and Results of Operations" for financial information on revenue and operating income of each business segment.

SALES AND MARKETING

         All of our subsidiary companies utilize sales personnel, including account managers and customer service representatives, to sell their products and/or services. These sales personnel are partially compensated, and in some cases are solely compensated, on either the revenue or the profitability of sales that they participate in developing. In addition, Stratasoft markets its products through a network of value added resellers, who typically integrate their products and services with Stratasoft's software products to provide a complete solution. The subsidiary companies promote their products and services through general and trade advertising, participation in trade shows and telemarketing campaigns. We believe that a significant portion of new customer relationships have originated through word-of-mouth referrals from existing customers.

CUSTOMERS

         The focus of the various subsidiary companies' marketing efforts varies, as does the makeup of each company's customer base. Allstar's customer base consists primarily of small to larger commercial clients as well as state and local governmental organizations, primarily in Houston and Dallas. INX's customers are typically larger corporate organizations or communications companies that utilize large network infrastructures, a majority of which are located in, or make significant network infrastructure decisions in, Dallas or Houston, but for which work is performed nationally. Stratasoft's customers are typically call center companies or companies or organizations that operate a call center, and includes political and non-profit organizations. A majority of Stratasoft's customers have historically been located in the United States, but Stratasoft has increasingly sold and installed its call center systems in several other countries. In 2001, approximately 42.9% of Stratasoft's revenues, and 13.2% of consolidated revenues, were with customers outside the U.S, including customers in India, the United Kingdom, Canada and the Philippines. In 2000 approximately 3.9% of Stratasoft revenues and 1.7% of consolidated revenues were with customers outside the United States. We had no single customer that represented 10% or greater of our total continuing revenues in the years ended December 31, 2001, 2000 or 1999, however we had a group of end user customers related to a single reseller that represented 10.0% of our total continuing revenues in 2001.

SUPPLY AND DISTRIBUTION

         As a majority of our revenue is derived from providing services, or from the sale of our own software products, our reliance on supply and distribution channels is limited. We do, however, purchase limited amounts of computing and communications equipment that is sold in conjunction with
Stratasoft's software products and by INX as part of turn-key network infrastructure solutions. We have historically relied on wholesale distributors to supply a majority of the products that we have sold. We have typically purchased the majority of our products from three primary suppliers in order to obtain competitive pricing, better product availability and improved quality control. INX recently began purchasing Cisco products directly from Cisco. In addition, Allstar and INX purchase or exchange service parts, such transactions typically being with the product manufacturer or its authorized parts distributor.

MANAGEMENT INFORMATION SYSTEMS

         We  utilize  an  internally  developed,  highly  customized  management information system ("MIS") to manage most aspects of our business. All of our subsidiary companies utilize our MIS, which is customized to their specific needs. We use our MIS to manage accounts payable, accounts receivable and collections, general ledger, sales order processing, purchasing, service contracts, service calls and work orders, engineer and technician scheduling and time tracking, service parts acquisition and manufacturer warranties, and project management. Reporting can be generated for project profitability, contract and customer analysis, parts and inventory tracking and employee time tracking. The system provides for separate company accounting and also for consolidation of all subsidiary company financial information.

EMPLOYEES

         As of December 31, 2001 we employed approximately 168 individuals. Of these, approximately 36 were employed in sales, marketing and customer service, 81 were employed in engineering and technical positions and 51 were employed in administration, finance and MIS. We believe that our ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been, and will continue to be, critical to our ability to execute our business plans. None of our employees are represented by a labor union nor are any subject to a collective bargaining agreement. We believe that our relations with our employees are good.

 RECENT ORGANIZATIONAL CHANGES

         We sold our Telecom Systems business on March 16, 2000 and we sold our Computer Products Division on May 19, 2000. In July 2000, we separated our former IT Services business into three separate businesses, each of which is a wholly-owned subsidiary corporation. One of these subsidiary companies was IT Staffing, Inc., which had already been operated as a wholly-owned subsidiary since 1997. We contributed the non-IT Staffing remaining components of the former IT Services business to two newly formed corporations, Allstar Computer Services Inc. and Synergy Helpdesk Solutions, Inc. Effective June 30, 2001, we merged Synergy Helpdesk Solutions, Inc. into Allstar Computer Services, Inc. and subsequently renamed the resulting company Allstar Solutions, Inc. In July 2000, we also formed another wholly-owned subsidiary, Internetwork Sciences Corporation. In October 2000 Internetwork Sciences Corporation acquired certain assets and the ongoing operations of an unrelated company, Internetwork Experts, Inc., and adopted the name of the acquired firm by changing its legal name to the latter.

RISKS RELATED TO OUR BUSINESS STRATEGY

         Our business strategy is to redeploy the proceeds from the sale of our Computer Products and Telecom Systems businesses to improve the performance of our existing businesses, make selective acquisitions and pursue selected business opportunities. This strategy involves many risks including, but not limited to, the following:

Risks of Potential Future Acquisitions and Investments

         Our business may depend in the future on the successful acquisition and the integration and performance of businesses that we acquire. Our strategy involves the substantial risk that we will not find suitable businesses to acquire on terms we believe are commercially reasonable and that the new businesses we choose to enter will not provide the benefits we expect. Our future business prospects should therefore be considered in light of the risks, expenses, problems and delays inherent in acquiring a new business. We cannot be certain that we will identify and assess these risks. Some of the acquisition and operating risks that could adversely affect us include the following:

o We may be unsuccessful in identifying new business opportunities, completing and financing acquisitions and start-ups on favorable terms and in subsequently operating the businesses profitably.

o Competition for the acquisition of companies in the information and communication sector will likely be intense. Our competitors for suitable new businesses may have greater financial, personnel and technical resources than us, which may put us at a disadvantage in finding and concluding acquisitions. These competitive limitations may compel us to select less attractive acquisitions than if we had greater resources at our disposal.

o Businesses in the information and communication sector are the general focus of our new business expansion strategy. Businesses in this sector often have an undeveloped or unproven product, technology or marketing strategy, which may prove unsuccessful.

o We may choose to acquire or invest in a business that is financially unstable or that is in the early stages of development, including one without earnings or positive cash flow, which may require substantial additional capital infusions to support.

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

o If we choose to make a strategic investment by acquiring a minority interest in a business, we may lack sufficient control to influence the operations and strategy of the business and thus will depend on that entity's management for our success. Additionally, if we choose to make an investment in a publicly traded company such investment would also be subject to market risks.

Concentration of international revenues

         During 2001 we have recognized revenues on the percentage-of-completion basis for several projects associated with one reseller in South Asia. International revenues represent 13.2% of consolidated revenues in 2001. We have risk to the extent that this group of customers have not paid us or issued contractual letters of credit up to the level of cost and earnings recognized.

Project completion

         Our subsidiary, Stratasoft, recognizes its project revenues on the basis of percentage-of-completion for projects that have a duration in excess of three months. The percent complete is calculated based on a ratio of total costs incurred to estimated total costs for each project. Revisions of estimates are reflected in the period in which the facts necessitating the revisions become known. Should one of these projects fail to complete, we have risk that we would have to reverse some recognized revenues and earnings.

Uncertain Revenue Sources

         In order to reach profitability from our existing businesses we will have to grow the revenues. The relatively high level of operating expenses remaining after the divestiture of Computer Products has contributed to operating losses, which were expected to continue until new revenues could be generated to offset some of the loss of revenues from the businesses that have been sold. During 2001 we experienced significant revenue growth that resulted in reductions of our losses each quarter but we were unable to reach profitability by the quarter ended December 31, 2001.

Possible Need For Additional Financing

         We may be required to obtain cash to supplement our available capital to acquire a new business and for working capital to run existing businesses and any businesses we acquire. We have no commitments to provide any such additional capital and we may be unable to raise capital on terms we consider acceptable.

         If we use debt financing for our existing businesses or to acquire new businesses, we will be subject to the risks inherent in debt financing. Some of these include:

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

o possible increases in the number of shares of our common stock that are considered restricted stock for federal and state securities laws purposes, the actual or potential future sale of which could adversely affect the price of our common stock; and

o        we may be required to issue  preferred  stock which could have  rights,
         privileges   and   preferences   superior  to  those  of  our  existing
         stockholders.

Increased Dependence on Service Businesses and Stratasoft

         Our existing three subsidiary companies, two of which are primarily providers of information technology services and one of which develops and markets software, are currently our only revenue producing business segments. Because of that, our ability to be successful in these areas of business takes on a much greater significance to us than in the past. We plan to concentrate our efforts on growing these businesses. The risk exists that we may be unable to accomplish this improvement, and the operations of these businesses alone may not enable us to operate profitably.

Adverse Changes in Our Industry

         As described above under the caption "Industry Changes" our industry is undergoing rapid changes that may adversely affect us. If we do not successfully adapt our business strategy to these new conditions, there is a growing risk that we may be unable to compete and be profitable in the future.

Highly Competitive Business

         We have been engaged in business activities that are highly competitive and rapidly changing. Price competition could have a material adverse effect on our financial condition and results of operations. Our competitors include major information technology service organizations, resellers and distributors, including certain manufacturers and distributors that supply products to us. Other competitors include systems integrators, computer-telephony value-added resellers and other computer-telephony software suppliers.

U. S. Regional Concentration

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

Dependence on Continued Authorization to Resell and Provide Manufacturer-Authorized Services

         Our future success in our services businesses depends largely on our continued status as an authorized reseller and/or service provider. We maintain sales and service authorizations with many industry-leading product manufacturers. Without such sales and service authorizations, we would be unable to provide the range of services that we currently offer. In addition, INX's ability to resell Cisco network products is dependent upon its Cisco authorization. In general, the agreements between us and our product manufacturers either have fixed terms or provide for termination on 30 days prior written notice. Failure to maintain such authorizations could have a material adverse effect on our financial condition and our results of operations.

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

Inventory Obsolescence

         The   business   in  which  we  compete  is   characterized   by  rapid
technological change and frequent introduction of new products and product enhancements. Our success with respect to the product sales portion of our business depends in large part on our ability to identify and obtain products that meet the changing requirements of the marketplace. There can be no assurance that we will be able to identify and offer products necessary to remain competitive or avoid losses related to obsolete inventory and drastic price reductions. We attempt to maintain a level of inventory required to meet our near term delivery requirements by relying on the ready availability of products from our principal suppliers. Accordingly, the failure of our suppliers to maintain adequate inventory levels of products demanded by our existing and potential customers and to react effectively to new product introductions could have a material adverse effect on our financial condition and results of operations.

Reliance on MIS

         Our success is largely dependent on the accuracy, quality and utilization of the information generated by our customized MIS, which affects our ability to manage our sales, projects, accounting and inventory. We anticipate that we will continually need to refine and enhance our management information systems as we grow and the needs of our business evolve.

Control by Existing Stockholders

         James H. Long, founder, Chairman of the Board, President and Chief Executive Officer, owns 52.8% of the outstanding Common Stock and Mr. Long will have the ability to control the election of the members of our board of directors, prevent the approval of certain matters requiring the approval of either a majority of stockholders or at least two-thirds of all stockholders and exert significant influence over our affairs.

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

Risks Related to Patent Infringement

         Stratasoft settled a patent infringement lawsuit in September 2001, and as part of the settlement agreement has obtained cross-licensing rights on patents filed by the plaintiff in such lawsuit. It is possible that other companies may also believe that Stratasoft's products infringe upon their patents. Patent infringement litigation is complex and expensive and future assertions of patent infringement by other companies, such could have a material adverse effect on our financial performance, financial condition and our results of operations.

Absence of Dividends

         We expect to retain any cash generated from operations to support our cash needs and do not anticipate the payment of any dividends on the Common Stock for the foreseeable future.

Item 2.  Properties

FACILITIES

         We do not own any real property and currently lease all of our existing facilities. We lease our Houston office that is housed in a freestanding building of approximately 48,000 square feet. On November 30, 1999 the building was acquired by a corporation owned by the Chairman, Chief Executive Officer and President of the Company. A new lease at reduced rental rates was signed on February 1, 2002, which expires on January 31, 2007. Our Dallas office is a space of approximately 8,960 square feet. The Dallas facility lease term began July 2000 and expires in July 2003.

Item 3.  Legal Proceedings

         We are party to litigation and claims that management believes are normal in the course of our operations; while the results of such litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our results of operations or financial position.

         In July 2000, Benchmark Research and Technology, Inc. made a verbal claim against us, claiming that we breached our contract with Benchmark, that we were negligent and breached various warranties, committed fraud and violated the Deceptive Trade Practices Act. The case was mediated in November 2000 but no agreement was reached. We know of no lawsuit being filed on this matter. We believe that the claim is without merit and intend to vigorously contest the demand.

         In October, 2000, our wholly-owned subsidiary Stratasoft, Inc. filed suit in the Harris County Texas County Court of Law against its customer Accelerated Telemarketing for a remaining balance of $47 on its contract. Thereafter Accelerated Telemarketing filed a separate legal action claiming breach of contract, breach of warranty, violation of Deceptive Trade Practices Act and other claims. The case is in the early stages of discovery, and therefore we are unable to determine the ultimate costs of this matter. We believe that this suit is without merit and intend to vigorously defend such action.

         In October 2001, Inacom Corp. wrote a demand letter claiming that we owed the sum of approximately $570 to Inacom as a result of termination of a Vendor Purchase Agreement between Inacom and us. At March 18, 2002 we are unaware of a formal lawsuit being filed, although one has been threatened. We believe that the demand is without merit and intend to vigorously contest the demand.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's shares are traded on the NASDAQ Small Cap Market. Prior to July 11, 2000 our shares traded under the symbol "ALLS". Upon the change of our corporate name on July 11, 2000, our stock began trading under the symbol "ISEC".

                                                          High         Low
Fiscal 2000
         First quarter                                   5.00         1.375
         Second quarter                                  3.50         1.938
         Third quarter                                   2.438        1.563
         Fourth quarter                                  1.688        0.625

Fiscal 2001
         First quarter                                   1.188        0.875
         Second quarter                                  1.250        0.980
         Third quarter                                   1.100        0.900
         Fourth quarter                                  1.040        0.600

         As of March 18, 2001, there were 58 shareholders of record. Management estimates that there are approximately 947 beneficial holders of our common stock. We have never declared or paid any cash dividends on our Common Stock. On March 18, 2002, the closing sales price of our Common Stock as reported by NASDAQ was $ .70 per share. We currently anticipate that we will retain all earnings for use in our business operations.

Item 6.  Selected Financial Data

        The following sets forth the selected data of the company for the five years ended December 31, 2002.

                                                               Year ended December 31,
                                               (In thousands except share and per share amounts)


                                         1997            1998          1999          2000(1)        2001(1)
Operating Data:
Revenue                             $  11,719      $   15,408    $   17,984      $  17,087      $   23,620
Cost of sales and services              7,057          10,078        11,806         12,968          17,325
   Gross profit                         4,662           5,330         6,178          4,119           6,295
Selling, general and
  administrative expenses               4,915           6,637         6,207          9,479          10,573
   Operating loss                         253           1,307            29          5,360           4,278
Interest and other income, net            (43)            (41)          (23)          (239)           (316)
Loss from continuing operations
  before benefit for income taxes         210           1,266             6          5,121           3,962
(Benefit) provision for income
  taxes                                   (74)           (415)           20         (1,493)            (87)
     Net loss from
       continuing operations              136             851            26          3,628           3,875

Discontinued Operations (2):
  Net income (loss) from
   discontinued operations, net
   of taxes                             1,980            (247)          319            195            (167)
  Income (loss) on

   disposal, net of taxes                                            (1,138)         3,390             337
     Net income (loss)              $   1,844      $   (1,098)   $     (845)     $     (43)     $   (3,705)

Net loss per share:
Basic and diluted:
Net loss from continuing
  operations                        $   (0.02)     $    (0.20)   $    (0.01)     $   (0.90)     $    (0.99)
Net income (loss) from
  discontinued operations                0.54           (0.05)         0.08           0.05           (0.04)
Loss (gain) on disposal                                               (0.27)          0.84            0.08
Net income (loss) per share         $    0.52      $    (0.25)   $    (0.20)     $   (0.01)     $    (0.95)

                                                               Year ended December 31,
                                                                   (In thousands)
                                         1997            1998          1999           2000            2001
Balance Sheet Data:
Working Capital                     $  12,738      $    9,800    $    9,567      $  10,098      $    5,983
Total Assets                           34,855          51,028        54,531         17,142          13,548
Short-term borrowings                   1,572          15,958        15,869             -0-            213
Long-term debt                             -0-             -0-           -0-            -0-            410
Stockholders' equity                $  14,637      $   12,705    $   11,830      $  11,912      $    8,015

(1) Includes the operations of INX, which was formed in July 2000.
(2) In 1999 we sold our Telecom division. In 2000 we sold our Computer Products division. In 2001 we sold our IT Staffing business.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion is qualified in its entirety by, and should be read in conjunction with, our Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Annual Report on Form 10-K.

Overview

         Through 1999, our revenue was historically derived through four primary segments, IT Services, CTI Software, Computer Products and Telecom Systems, each of which were historically reported separately. During the year ended December 31, 1999 we discontinued our Telecom Systems business and during the quarter ended March 31, 2000 we discontinued our Computer Products business. We sold our Telecom Systems and Computer Products businesses in separate transactions during the first quarter of 2000. After the sale of these two businesses, in July 2000, we separated what had been the IT Services business into three separate businesses, of which one was IT Staffing ("IT Staffing, Inc") and all of which are wholly-owned subsidiaries. During 2001 we sold our IT Staffing business. We contributed the remaining components of the former IT Services business to two newly formed wholly-owned corporations, Allstar Computer Services, Inc. ("ACS") and Synergy Helpdesk Solutions, Inc. ("Synergy"). Effective June 30, 2001 we merged Synergy into ACS and subsequently renamed that business to Allstar Solutions, Inc. ("Allstar"). In July 2000, we formed another wholly-owned subsidiary, Internetworking Sciences, Inc. ("INX"), a professional services organization that focuses on the design, deployment and support of large-scale network infrastructure requirements. In October 2000 INX acquired certain assets of an unrelated professional service company in the Dallas area, which had a similar focus, and subsequently underwent a legal name change to Internetwork
Experts, Inc. Our CTI Software business was not affected by the sale of the Computer Products and Telecom Systems business units, however we are now referring to this segment by its corporate name, "Stratasoft" rather than "CTI Software" as we have in the past.

         We market our services businesses in Texas from locations in the Houston and Dallas-Fort Worth metropolitan areas. Stratasoft markets its products worldwide through a direct sales force and an authorized dealer network. By operating through these highly focused wholly-owned subsidiaries, we believe that we will offer better customer service, and improve our financial performance.

         Cost of sales and services includes the cost of products sold, amounts paid to outside contractors for services performed that are related to a particular sale and the wages and related taxes and employee benefits paid to technical staff that perform the services that we provide to our customers. A certain component of total technical staff wages and related costs are of a fixed nature, and therefore gross margin will vary to the extent that services revenues fluctuate from period to period.

         Gross margin varies substantially between each of these business segments. Over the past three years gross margin in Allstar has ranged between 19.5% and 30.9% and gross margin for Stratasoft has ranged between 46.4% to 54.3%. As a newly formed business, INX experienced negative gross margin of 2.3% in 2000, but improved its gross margin to 10.3% in 2001.

         A significant portion of our selling, general and administrative expenses relate to personnel costs, some of which are variable and others of which are relatively fixed. Our variable personnel costs are primarily comprised of sales commissions, which are typically calculated based upon our gross profit on a particular sales transaction and thus generally fluctuate with our overall gross profit. The remainder of our selling, general and administrative expenses are relatively more fixed and, while still somewhat variable, do not vary with increases in revenue as do sales commissions.

Discontinued Operations and Sales of Certain Business Units

Sale of IT Staffing

         On November 6, 2001, we approved a plan to sell our IT Staffing subsidiary and as a consequence, the operations of IT Staffing are reported as discontinued operations. A sale was completed on December 31, 2001. In connection with the sale of IT Staffing, we recognized a loss from discontinued operations of $167 (net of tax of $85) on the operations prior to the measurement date of November 7, 2001 and we recognized a loss on disposal of $11 (net of tax of $5).

Sale of Computer Products

         On March 16, 2000 we entered into an agreement whereby we agreed to sell the ongoing business operations of our Computer Products business, together with certain key assets of our IT Services business located in El Paso, Texas. Under the terms of the sale we received cash consideration of $14,779, plus the possibility of receiving a future payment of up to $500 from an escrow account. A gain on disposal of the Computer Products business, including an estimate of the operating results from the measurement date, March 16, 2000, to the closing date of the sale, May 19, 2000, of $914, and estimates for impairment of assets caused by the disposal decision of $2,820, totaling $3,734 (net of taxes of $2,607) was recognized in the year ended December 31, 2000. Our income from discontinued operations of the Computer Products business was $1,343, and $302 (net of taxes of $688, and $156) in 1999 and 2000, respectively. We retained accounts receivable related to the Computer Products business of $20,266, net of reserves, fixed assets of $255 and liabilities related to the Computer Products business. The accounts receivable collected were used to repay all remaining liabilities of the Computer Products Division. Fixed assets were redeployed in the continuing operations. The sale of Computer Products closed on May 19, 2000, after shareholder and other required consents were obtained. During 2001 we recognized additional gain on the sale of the Computer Products Division as a settlement of the escrow account of $346, net of taxes of $179. We experienced net income on the operations of the Computer Products Division prior to the measurement date, March 16, 2000, of $302 in 2000, net of taxes of $156 and a gain on disposal of $3,734, net of taxes of $2,607.

Sale of Telecom Systems

         On November 2, 1999, we approved a plan to sell or close our Telecom Systems Division. The sale was finalized on March 16, 2000. Under the terms of the sale we received for the sale of the inventory and operations of Telecom Systems $250 cash. Additionally, the purchaser assumed all of our telephone equipment warranty obligations up to a maximum of $30, which was reached in October 2000. All future warranty costs incurred by the purchaser will be billed to us at an agreed upon rate. An estimate of the cost of future telephone equipment warranty obligations of $95 is included at December 31, 2000 in the balance sheet caption "Net liabilities related to discontinued operations". A disposal loss, including an estimate of the operating results from the measurement date, November 2, 1999 to the closing date of the sale of $580, and estimates for impairment of assets caused by the disposal decision of $558, totaling $1,138 (net of an income tax saving of $586) was recognized. Our loss from discontinued operations (net of income tax savings of $505) was $981 in 1999. We retained accounts receivable of $1.4 million, net of reserves, fixed assets of $30 and liabilities related to the Telecom Division. Accounts receivable, net of reserves, is $0 at December 31, 2001. Fixed assets were redeployed in the continuing operations. The accounts receivable collected were used to repay all remaining liabilities of the Telecom Division. During the year ended December 31, 2000 additional expenses related to the disposal of the Telecom Division was recognized of $344 (net of taxes of $240).

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

                                                                  Year ended December 31,
                                                  1999                            2000                         2001

                                            Amount      %       Amount      %      Amount      %
                                                                         (Dollars in thousands)
Revenue

  Allstar                                  $ 10,962    61.0%   $  6,946    40.6%   $ 5,668    24.0%
  INX                                             0     0.0       1,874    11.0     10,775    45.6
  Stratasoft                                  4,318    24.0       6,660    39.0      7,257    30.7
  Corporate                                   2,704    15.0       1,640     9.6         (6)    0.0
  Eliminations                                    0     0.0         (33)   (0.2)       (74)   (0.3)
    Total                                    17,984   100.0      17,087   100.0     23,620   100.0
Gross profit
  Allstar                                     3,382    30.9       1,356    19.5      1,265    22.3
  INX                                             0     0.0         (43)   (2.3)     1,112    10.3
  Stratasoft                                  2,192    50.8       3,087    46.4      3,939    54.3
  Corporate                                     604    22.3        (269)  (16.4)         7  (116.7)
  Eliminations                                    0     0.0         (12)   36.4        (28)   37.8
    Total                                     6,178    34.4       4,119    24.1      6,295    26.7
Selling, general and
  administrative expenses
  Allstar                                     3,273    29.9       3,186    45.9      3,077    54.3
  INX                                             0     0.0         935    49.9      3,103    28.8
  Stratasoft                                  1,960    45.4       3,647    54.8      3,021    41.6
  Corporate                                     974    36.0       1,723   105.1      1,400     (NA)
  Elimination                                           0.0         (12)   36.4        (28)   37.8
    Total                                     6,207    34.5       9,479    55.5     10,573    44.8
Operating income (loss)
  Allstar                                       109    (1.0)     (1,830)  (26.3)    (1,812)  (32.0)
  INX                                             0     0.0        (978)  (52.2)    (1,991)  (18.5)
  Stratasoft                                    232     5.4        (560)   (8.4)       918    12.6
  Corporate                                    (370)  (13.7)     (1,992) (121.5)    (1,393)    (NA)
    Total                                       (29)   (0.2)     (5,360)  (31.4)    (4,278)  (18.1)
Interest and other income, net                  (23)    0.1        (239)    1.4       (316)    0.1
Loss from continuing
  operations before benefit

  for income taxes                                6     0.0       5,121    30.0      3,962    16.8
(Benefit) provision for income taxes             20    (0.1)     (1,493)   (8.7)       (87)   (0.4)
Net loss from continuing
  operations                                     26     0.1       3,628    21.2      3,875    16.4

Discontinued operations:
Income (loss) from discontinued
  operations, net of taxes                      319     1.8         195     1.1       (167)   (0.7)
Gain (loss) on disposal,
   net of taxes                              (1,138)   (6.3)      3,390    19.8        337     1.4
Net loss                                   $    845     4.7%   $     43     0.3%   $ 3,705    15.7%

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000 (Dollars in thousands)

         Revenue. Total revenue increased $6,533 (38.2%) to $23,620 in 2001 from $17,087 in 2000. International sales accounted for $3,111 or 13.2% of consolidated revenues in 2001 as compared to 1.7% in 2000, and were primarily derived from the Stratasoft segment.

         Revenue from Allstar, which comprised 24.0% of total revenues, compared to 40.6% in 2000, decreased $1,278 (18.4%) to $5,668 in 2001 from $6,946 in
2000. The decrease in revenue is attributable to the loss of revenue from certain customers and the loss of certain categories of revenue associated with and dependent upon the former Computer Products Division after the sale of the Computer Products Division in May 2000.

         Revenue from INX, which comprised 45.6% of total revenues compared to 11.0% in 2000, increased $8,901 (475.0%) to $10,775 in 2001 from $1,874 in 2000.
INX was formed in July 2000 and exerted intense efforts to introduce itself to the market in Dallas and Houston and to form customer relationships. INX revenue growth is expected to continue to increase in 2002, but not at as high a rate as in 2001. In October 2000 INX acquired an established service business in Dallas. The purchase included an established customer list, seven engineers and two sales staff members. In November 2001 INX achieved gold status with Cisco, its primary product line manufacturer which allows INX to purchase directly from Cisco at lower pricing levels and enhances INX's relationship with Cisco in the areas of lead generation, joint marketing and technical support.

         Revenue from Stratasoft, which comprised 30.7% of total revenue in 2001, compared to 39.0% in 2000, increased $597 (9.0%) to $7,257 in 2001 from
$6,660 in 2000. The increased revenues from Stratasoft were primarily the result of increased sales in the international sector, better recognition of Stratasoft products in the market place, the expansion of the sales staff and dealer network and to increased advertising and marketing efforts.

         The Corporate segment includes both costs related to the operation of the corporate entity that are not allocated to any subsidiary company, plus certain operations that are not on-going because of the sale of the Computer Products Division (see discussion at Item 1. "Disposition of Computer Products Business"), and including installation revenues that were related to a certain customer of our Computer Products Division and revenue from our former El Paso branch office, which ceased because of the sale of the Computer Products Division. Corporate revenue, which comprised 0.0% of total revenues in 2001 compared to 9.6% in 2000, decreased by $1,646 (100.4%) in 2001 to $(6) compared to $1,640 in 2000. The decrease is attributable to the sale of the former IT Services Division operations of the El Paso office, to the loss of a certain customer of our former IT Services Division in May 2000 due to the sale of the Computer Products Division and our corporate restructuring.

         Gross Profit. Gross profit increased $2,176 (52.8%) to $6,295 in 2001 from $4,119 in 2000, while gross margin increased to 26.7% in 2001 from 24.1% in 2000.

         Allstar gross profit decreased by $91 (6.7%) to $1,265 in 2001 from $1,356 in 2000. Gross margin rates for Allstar were 22.3% in 2001 as compared to 19.5% in 2000. Allstar's cost of service consists primarily of labor cost, which has a more fixed nature. In periods when service revenue decreases, it becomes more important to manage labor cost in order to prevent erosion of gross margin. Subsequent to the separation of the IT Services segment into wholly-owned subsidiary companies in July 2000, Allstar experienced lower labor utilization related to lower revenue. In addition to the billable technical staff utilization issue, Allstar had a single large project in 2000 on which gross profit margin was about 12% below normal levels, which negatively impacted the overall margin.

         INX gross profit in 2001 was $1,112 as compared to a gross loss in 2000 of $43, an increase of $1,155 (2686.0%) for a gross margin rate of 10.3% in 2001 compared to negative gross margin of 2.3% in 2000. INX was formed in July 2000 and as a newly-formed start-up operation in 2000, INX had to have billable technical staff in place in order to be able to market their services, but was unable to utilize that technical staff sufficiently to cover their labor cost.

         Stratasoft gross profit increased by $852 (27.6%) to $3,939 in 2001 from $3,087 in 2000. Gross margin rates for Stratasoft were 54.3% in 2001 as compared to 46.4% in 2000. The increased gross margin was primarily due to changing the mix of product sales to include a reduced hardware component.

         Corporate gross profit increased by $276 (102.6%) to $7 in 2001 compared to a gross loss of $269 in 2000. The El Paso service business that was sold on May 19, 2000 produced a gross loss of $48 in 2000. We experienced certain costs related to winding up our service operations in the El Paso branch office that negatively impacted gross profit. Additionally, the gross margin on installations for the customer that was lost in the Computer Products Division sale produced a gross loss of $235 in 2000.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1,094 (11.5%) to $10,573 in 2001 from $9,479 in 2000. As a percentage of total revenue, selling, general and administrative expenses for continuing operations decreased to 44.8% in 2001 from 55.5% in 2000.

         Allstar selling, general and administrative expenses decreased $109, primarily due to planned administrative staff reductions. INX selling, general and administrative expenses increased $2,168. INX was newly formed in July 2000 and their operations, along with the sales staff, have increased steadily since that time. The INX increase is offset by a decrease of $626 attributable primarily to Stratasoft's lower legal expense due to settlement of the eshare lawsuit. Corporate selling, general and administrative expenses decreased by $323, also primarily due to planned administrative staff reductions.

         Operating Loss. Operating loss decreased $1,082 to an operating loss of $4,278 in 2001 from a loss of $5,360 in 2000 due primarily to the increase in gross profit of $2,176 offset by the increase in selling, general and administrative expenses of $1,094. Allstar's operating loss decreased $18 to $1,812 in 2001 from $1,830 in 2000. INX's operating loss increased $1,013 to a loss of $1,991 in 2001 from $978 in 2000. Stratasoft's operating income of $918 in 2001 compares to an operating loss of $560 in 2000, an increase of $1,478. The operating loss for the Corporate Segment decreased $599 to an operating loss of $1,393 in 2001 compared to an operating loss of $1,992 in 2000.

         Interest and other income, net. Interest and other income, net increased $77 (32.2%) to income of $316 in 2001 compared to $239 in 2000. Subsequent to the sale of the Computer Products Division in May 2000 cash balances were invested in interest bearing overnight deposits. Beginning in April 2001, such cash balances were invested in Euro dollar interest bearing deposits. During 2001 interest rates decreased steadily due to attempts by the national government to stimulate the economy. The effect of interest rate decreases was offset somewhat by the recognition of other income of $65 relating to an insurance reimbursement in September 2001.

         Net loss from continuing operations. Net loss from continuing operations was $3,875 in 2001 compared to a loss of $3,628 in 2001. A valuation allowance against deferred tax assets eliminated the income tax benefit in 2001. The net loss for 2000 was after an income tax benefit totaling $1,493 (reflecting an effective tax rate of 29.2%).

         Discontinued operations. In connection with the sale of IT Staffing, we recognized a loss from discontinued operations of $167 (net of taxes of $85) on the operations prior to the measurement date of November 7, 2001 and we recognized a loss on disposal of $11 (net of taxes of $5). During 2001 we recognized additional gain on the sale of the Computer Products Division of $346, net of taxes of $179. We experienced net income on the operations of the Computer Products Division prior to the measurement date, March 16, 2000, of $302 in 2000, net of taxes of $156 and a gain on disposal of $3,734, net of taxes of $2,607. During the year ended December 31, 2000 additional expenses related to the disposal of the Telecom Division of $344 (net of taxes of $240) was recognized.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999 (Dollars in thousands)

         Revenue. Total revenue decreased $897 (5.0%) to $17,087 in 2000 from $17,984 in 1999.

         Allstar revenue, which comprised 40.6% of total revenues compared to 61.0% in 1999, decreased $4,016 (36.6%) to $6,946 in 2000 from $10,962 in 1999.
The decrease in revenue was attributable to the reorganization of our former IT Services Division into wholly-owned subsidiaries, each of which have a particular market focus, and one of which is Allstar, together with the loss of revenue from certain customers and the loss of certain categories of revenue that were associated with and dependent upon the Computer Products Division after the sale of the Computer Products Division.

         INX revenue comprised 11.0% of total revenues. INX was newly formed in July, 2000 and INX exerted intense efforts to introduce itself to the market in Dallas and Houston and to form customer relationships. In October 2000 INX acquired an established service business in Dallas. The purchase included an established customer list, seven engineers and two sales staff members.

         Stratasoft revenue, which comprised 39.0% of total revenue in 2000, compared to 24.0% in 1999, increased $2,342 (54.2%) to $6,660 in 2000 from
$4,318 in 1999. The increased revenues from Stratasoft were primarily the result of better recognition of Stratasoft products in the market place, the expansion of the sales staff and dealer network and to increased advertising and marketing efforts.

         The Corporate segment includes both costs related to the operation of the corporate entity that are not allocated to any subsidiary company, plus certain operations that are not on-going because of the sale of the Computer Products Division (see discussion at Item 1. "Disposition of Computer Products Business"), and including installation services revenues that were related to a certain customer of our former Computer Products Division and the IT Services Division revenue from our former El Paso branch office, which ceased because of the sale of the Computer Products Division. Corporate revenue, which comprised 9.6% of total revenues in 2000 compared to 15.0% in 1999, decreased by $1,064 (39.3)% in 2000 to $1,640 compared to $2,704 in 1999. The decrease in 2000 was due to $1,078 decrease in revenues from the El Paso branch office, offset by $76 higher installation revenues for that certain customer of our Computer Products Division in spite of the loss of the customer in May, 2000 due to the sale of the Computer Products Division.

         Gross Profit. Gross profit decreased $2,059 (33.3%) to $4,119 in 2000 from $6,178 in 1999, while gross margin decreased to 24.1% in 2000 from 34.4% in 1999.

         Allstar gross profit decreased by $2,026 (59.9%) to $1,356 in 2000 compared to $3,382 in 1999. Gross margin rates for Allstar were 19.5% in 2000 as compared to 30.9% in 1999. Allstar's cost of service consists primarily of labor cost. Labor has a more fixed nature such that higher levels of service revenue produce higher levels of gross margin while lower levels of service revenue produce lower gross margin. In periods when service revenue decreases, it becomes more important to manage labor cost in order to prevent erosion of gross margin. Subsequent to the separation of the IT Services segment into wholly-owned subsidiary companies in July 2000, Allstar experienced lower labor utilization related to lower revenue due in part to the elimination of certain categories of services revenues that were dependent upon and related to the Computer Products Division after the sale of the Computer Products Division. In addition to the billable technical staff utilization issue, Allstar had a single large project on which gross profit margin was about 12% below normal levels, which negatively impacted the overall margin.

         INX produced a gross loss was $43 for a gross margin rate of (2.3%). Since INX was formed in July 2000, there is no history for comparison. As a newly-formed start-up operation, INX had to have billable technical staff in place in order to be able to market their services, but was unable to utilize that technical staff sufficiently to cover their labor cost during their first partial year of operations.

         Stratasoft gross profit increased by $895 (40.8%) to $3,087 in 2000 from $2,192 in 1999. Gross margin rates for Stratasoft were 46.4% in 2000 as compared to 50.8% in 1999. The decreased gross margin was primarily due to inventory markdowns along with increased travel costs for technical staff traveling nationally and internationally for project installations. Gross margin was also negatively impacted by the mix of sales with a higher proportion of total systems sales, which include a hardware component, as compared to software-only sales, which do not have a hardware cost of goods component. The lower gross margin rates were offset by higher revenues in 2000, thereby producing increased gross profit.

         Corporate gross profit decreased by $873 (144.5%) to a gross loss of $269 in 2000 compared to a gross profit of $604 in 1999 as revenue decreased by 39.3%. Gross margin rates for the Corporate segment were (16.4%) in 1999 as compared to 22.3% in 1999. The El Paso service business that was sold on May 19,2000 produced gross profit of $558 in 1999 as compared to a gross loss of $48 in 2000, a decrease of $606. We experienced certain costs related to winding up our service operations in the El Paso branch office that negatively impacted gross profit. Additionally, the gross margin on installations for the customer that was lost in the Computer Products Division sale produced a gross loss of $(235) in 2000 as compared to gross profit of $46 in 1999, a decrease of $281.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3,272 (52.7%) to $9,479 in 2000 from $6,207 in 1999. As a percentage of total revenue, selling, general and administrative expenses for continuing operations increased to 55.5% in 2000 from 34.5% in 1999.

         Of the $3,272 increase, $1,687 was attributable to Stratasoft. Stratasoft incurred increased sales compensation of $379, accompanied by increased payroll taxes, employee benefits, and advertising expense, all of which is consistent with increased revenues of 54.2%. Additionally, Stratasoft's bad debt expense increased $393, primarily due to more conservative reserve and write off policies and legal expense increased $551, primarily due to patent infringement litigation. Adding to the increase from Stratasoft, INX, the new subsidiary contributed $935 of the increase. Selling, general and administrative expenses totaling $749 from the Corporate Segment represents the remaining increase and effective beginning in July 2000 certain of these costs were no longer allocated out to the operating segments.

         Operating Loss. Operating loss increased $5,331 to an operating loss of $5,360 in 2000 from a loss of $29 in 1999 due primarily to the increase in selling, general and administrative expenses of $3,272 and the decrease in gross profit of $2,059 in 2000. The operating loss for the Corporate Segment increased $1,622 to an operating loss of $1,992 in 2000 compared to an operating loss of $370 in 1999. Allstar's operating loss of $1,830 in 2000 compares to $109 operating income in 1999, an increase of $1,939. INX experienced an operating loss of $978 in 2000. For Stratasoft, the operating income of $232 in 1999 decreased $792 to a loss of $560 in 2000.

         Interest and other income, net. Interest and other income, net, increased $216 to income of $239 in 2000 compared to income of $23 in 1999. Subsequent to the sale of the Computer Products Division cash balances were invested in interest bearing overnight deposits.

         Net loss from continuing operations. Net loss from continuing operations, after an income tax provision totaling $1,493 (reflecting an effective tax rate of 29.2% for 2000 as compared to 2.8% for 1999), was $3,628 in 2000 compared to a loss of $26 in 1999.

         Discontinued operations. During 2001 we sold our IT Staffing business and as a consequence, the operations of this business is reported as discontinued operations for all periods presented. The IT Staffing business experienced a net loss of $107 (net of taxes of $55) in 2000 as compared to a net loss of $43 (net of taxes of $22) in 1999. During 2000 we sold the Computer Products Division and as a consequence, the operations of the Computer Products Division are reported as discontinued operations. We experienced net income on the operations of the Computer Products Division prior to the measurement date, March 16, 2000, of $302 in 2000, net of tax of $156 and a gain on disposal of $3,734, net of taxes of $2,607. The loss on disposal of the Telecom Division of $1,138 (net of taxes of $586) was recognized at December 31, 1999. During the year ended December 31, 2000 additional expenses related to the disposal of the Telecom Division was recognized of $344 (net of taxes of $240). The income from discontinued operations in 1999 was $362, net of taxes of $183.

Quarterly Results of Operations

         The following table sets forth certain unaudited quarterly financial information for each of our last eight quarters and, in the opinion of management, includes all adjustments (consisting of only normal recurring adjustments) which the company considers necessary for a fair presentation of the information set forth therein. Our quarterly results may vary significantly depending on factors such as the timing of large customer orders, timing of new product introductions, adequacy of product supply, variations in our product costs, variations in our product mix, promotions, seasonal influences and fluctuations in competitive pricing pressures. The results of any particular quarter may not be indicative of results for the full year or any future period.

                                                         2000                                      2001
                                           First    Second     Third     Fourth    First    Second     Third  Fourth
                                          Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter Quarter
Revenue

    Allstar                              $  2,289  $  1,979  $  1,412  $  1,266  $  1,216  $  1,178  $  1,682  $  1,592
    INX                                         0         0       700     1,174     1,718     2,646     2,876     3,535
    Stratasoft                              2,473     1,172     1,779     1,236     1,682     1,590     1,687     2,298
    Corporate                                 901       762       (41)       18        (4)        1        (4)        1
    Elimination                                 0         0       (11)      (22)      (11)      (16)                (47)
    Total                                   5,663     3,913     3,839     3,672     4,601     5,399     6,241     7,379
Cost of sales and services
    Allstar                                 1,604     1,601     1,246     1,139     1,080       982     1,181     1,160
    INX                                         0         0       735     1,182     1,714     2,326     2,516     3,107
    Stratasoft                              1,151       674     1,015       733       710       826       841       941
    Corporate                                 603       988        79       239        14       (14)       (5)       (8)
    Elimination                                 0         0       (11)      (10)      (11)       (1)                (34)
    Total                                   3,358     3,263     3,064     3,283     3,507     4,119     4,533     5,166
Gross Profit
    Allstar                                   685       378       166       127       136       196       501       432
    INX                                         0         0       (35)       (8)        4       320       360       428
    Stratasoft                              1,322       498       764       503       972       764       846     1,357
    Corporate                                 298      (226)     (120)     (221)      (18)       15         1         9
    Elimination                                                             (12)                (15)                (13)
    Total                                   2,305       650       775       389     1,094     1,280     1,708     2,213
Selling, general and
   administrative expenses
    Allstar                                   805       841       690       850       940       741       772       624
    INX                                         0         0       327       608       608       783       729       983
    Stratasoft                              1,061       747     1,139       700       746       653       715       907
    Corporate                                 339       293       988       103       525       382       301       192
    Elimination                                                             (12)                (15)                (13)
    Total                                   2,205     1,881     3,144     2,249     2,819     2,544     2,517     2,693
Operating income (loss)
    Allstar                                  (120)     (463)     (524)     (723)     (804)     (545)     (271)     (192)
    INX                                         0         0      (362)     (616)     (604)     (463)     (369)     (555)
    Stratasoft                                261      (249)     (375)     (197)      226       111       131       450
    Corporate                                 (41)     (519)   (1,108)     (324)     (543)     (367)     (300)     (183)
    Total                                     100    (1,231)   (2,369)   (1,860)   (1,725)   (1,264)     (809)     (480)
Interest (income) and other
    income, net                                15       (50)     (100)     (104)      (96)      (61)     (116)      (43)
Income (loss) before
    provision (benefit) for
    income taxes                               85    (1,181)   (2,269)   (1,756)   (1,629)   (1,203)     (693)     (437)
Provision (benefit) for
    income taxes                               27      (391)     (690)     (439)       37      (159)       21        14
Net income (loss) from
    continuing operations                      58      (790)   (1,579)   (1,317)   (1,666)   (1,044)     (714)     (451)
Discontinued operations:
    Net income (loss) from
    discontinued operations,
    net of tax                                286         9       (36)      (64)      (71)      (41)      (41)      (14)
    Gain (loss) on disposal                 4,872      (387)   (1,095)                          348                 (11)
Net income (loss)                        $  5,216  $ (1,168) $ (2,710) $ (1,381) $ (1,737) $   (737) $   (755) $   (476)

Net Income (loss) per share:
    Basic:
      Continuing operations              $   0.01  $  (0.19) $  (0.39) $  (0.33) $  (0.41) $  (0.26) $  (0.18) $  (0.12)
      Discontinued operations                0.08      0.00     (0.01)    (0.01)    (0.03)    (0.02)    (0.02)    (0.00)
      Gain (loss) on disposal                1.20     (0.10)    (0.27)                         0.09               (0.00)
    Net income (loss) per share              $1.29 $  (0.29) $  (0.67) $  (0.34) $  (0.44) $  (0.19) $  (0.20) $  (0.12)
    Diluted:
      Continuing operations              $   0.01  $  (0.19) $  (0.39) $  (0.33) $  (0.41) $  (0.26) $  (0.18) $  (0.12)
      Discontinued operations                0.07      0.00     (0.01)    (0.01)    (0.03)    (0.02)    (0.02)    (0.00)
      Gain (loss) on disposal                1.14     (0.10)    (0.27)                         0.09               (0.00)
    Net income (loss) per share          $   1.22  $  (0.29) $  (0.67) $  (0.34) $  (0.44) $  (0.19) $  (0.20) $  (0.12)

Weighted average number of shares outstanding:

    Basic                                4,048,964 4,048,525 4,048,525 4,048,096 3,945,842 3,905,944 3,853,607 3,853,607
    Diluted                              4,287,201 4,048,525 4,048,525 4,048,096 3,945,842 3,905,944 3,853,607 3,853,607

Liquidity and Capital Resources

         Historically, until the sale of our Computer Products Division in May 2000, we had satisfied our cash requirements principally through borrowings under our lines of credit and through operations. We maintained a cash position sufficient to pay only our immediately due obligations and expenses. Subsequent to the sale of the Computer Products Division we had sufficient cash on hand to meet our requirements and have not had to rely on our line of credit. Because of the significant growth we are experiencing, we have entered into a $2,500 credit line agreement with Textron Financial Corporation, effective January 31, 2002. INX is concentrating its sales efforts on Cisco technology. While we do buy Cisco product through wholesale distributors, INX has begun to buy its product direct through Cisco as its primary supplier in order to obtain competitive pricing and better product availability. We have invested our excess cash in interest bearing overnight deposits. Our working capital was $9,567, $10,098 and $5,983 at December 31, 1999, 2000 and 2001, respectively. The decrease in working capital during 2001 is primarily due to the use of working capital to invest in the growth of our INX subsidiary and their operating losses during that start-up period. The increase in working capital during 2000 is primarily due to the collection of receivables related to the discontinued operations of the Computer Products and the Telecom businesses. The proceeds of the sale of the Computer Products business were used to pay off our previous line of credit. At December 31, 2001 we had outstanding non-interest-bearing borrowings related to our intangible assets and fixed assets totaling $623.

Cash Flows

         Operating activities used net cash totaling $4,453 and $2,612 in 2001 and 1999, respectively and provided net cash totaling $5,540 during 2000. During 2001, net cash used by operations resulted from a net loss of $3,705 and an increase in cost and estimated earnings in excess of billings of $1,695 offset by a decrease in income taxes receivable of $712 and a decrease in inventory. During 2000, net cash provided by operations resulted from decreases in accounts receivable that were offset by reductions in accounts payable and accrued expenses. During 1999, net cash provided by operations resulted from increases in accounts payable that offset our increase in accounts receivable.

         Accounts receivable increased $1,488 during 1999, respectively and decreased $30,763 and $171 during 2000 and 2001, respectively. Inventory decreased $603, $160 and $187 in 1999, 2000 and 2001, respectively. The most recent two years' reductions were primarily the result of collection of receivables retained from discontinued operations.

         Investing activities used cash totaling $276 and $206 during 1999 and 2001, respectively and provided cash of $14,048 during 2000. Our investing activities that used cash during these periods were primarily related to capital expenditures related to leasehold improvements and patent license acquisitions. In 2000, investing activities primarily related to the proceeds from the sale of the Computer Products business. During the next twelve months, we do not expect to incur material capital expenditures.

         Financing activities used cash totaling $227, $15,889 and $253 during 1999, 2000 and 2001, respectively. The primary source of cash from financing activities in1999 was borrowings on our lines of credit when the lines of credit were used principally to satisfy our cash requirements, including financing increases in accounts receivable and inventory. During 2000 we used the proceeds of the sale of the Computer Products business to pay off our line of credit. During 1999, 2000 and 2001 we used $138, $20 and $195, respectively to repurchase shares that were held in treasury at the end of 2001.

Asset Management

         Our cash flow from operations has been affected primarily by the timing of our collection of accounts receivable. We have typically sold our products and services on short-term credit terms and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. We had accounts receivable, net of allowance for doubtful accounts of $4,473 and $4,302 (including $775 and $82 relating to discontinued operations) at December 31, 2000 and 2001, respectively

         We attempt to manage our inventory in order to minimize the amount of inventory held for resale and the risk of inventory obsolescence and decreases in market value. We attempt to maintain a level of inventory required to reach only our near term requirements by relying on the ready availability of products from our principal suppliers.

Credit Facilities

         At December 31, 2001, we had no credit facility in place. On January 31, 2002 we entered into a credit agreement with Textron Financial Corporation ("Textron") for a revolving line of credit (the "Textron Facility") that will be our principal source of liquidity. The total credit available under the credit facility is $2,500, subject to borrowing base limitations that are generally computed as 80% of eligible accounts receivable, 90% of identifiable inventory purchased under this agreement and 40% of all other inventory. Credit available under this facility for floor plan financing of inventory from approved manufacturers is $2,500. We may use up to $500 of the line for working capital advances under approved conditions. Borrowings under the line will accrue interest at the prime rate plus 2.5% on outstanding balances that extend beyond the vendor approved free interest period and on working capital advances from date of advance. Inventory floor plan finance borrowings on the line are reflected in accounts payable on the accompanying balance sheets.

         This agreement, which continues in full force and effect until terminated by written notice from us, is collaterized by substantially all of our assets. The agreement contains restrictive covenants, which, among other things, require us to maintain minimum tangible capital funds and to not exceed a maximum debt-to-tangible capital funds ratio.

         On September 27, 2001 Stratasoft, our subsidiary, signed a note payable to a third party for $725, payable in monthly installments through February, 2007. The note does not bear interest and we have imputed interest at 5.5% to record the debt and related patent asset and recorded interest of $9 in 2001. This note payable is collaterized by Stratasoft's patent assets. Stratasoft has granted a security interest in its pending patent application and the next two patent applications filed by Stratasoft. In connection with this note payable, we have reported short-term debt maturing within one year of $200 and long-term debt of $388.

         In October 2001, we signed an non-interest bearing auto note payable for $39 payable in monthly installments through October 2004. In connection with this note payable, we have reported short-term debt maturing within one year of $13 and long-term debt of $22 at December 31, 2001.

                                                 Payments due by Period

                                                Less
                                                than      1-3    4-5   after 5
     Contractual Obligations            Total   1 year   years  years   years

     Long-term debt                     $ 623   $  213   $ 315  $  95   $   0
     Operating Leases                     570    1,403     483      0       0

Critical Accounting Policy

         Revenue Recognition - Revenue from the sale of products is recognized when the product is shipped. Service income is recognized as the services are earned. Revenues resulting from installations of equipment and software contracts for which duration is in excess of three months and that require substantial modification or customization are recognized using the percentage-of-completion method. The percentage of revenue recognized is determined principally on the basis of the relationship of the cost of work performed on the contract to estimated total costs. Revisions of estimates are reflected in the period in which the facts necessitating the revisions become known; when a contract indicates a loss, a provision is made for the total anticipated loss.

         The following reflects the amounts relating to uncompleted contracts at December 31, 2000 and 2001:

              Costs incurred on uncompleted contracts             $  135  $  995
              Estimated earnings                                     361   1,930
                                                                     496   2,925

              Less: Billings to date                                 999   1,158

              Cost and estimated earnings in excess of billings   $    0  $1,695
              Billings in excess of cost and estimated earnings   $  503  $   72

         During 2001 our subsidiary, Stratasoft, recognized revenues on the percentage-of-completion basis for several projects associated with one reseller in South Asia. I-Sector has risk to the extent that this group of customers have not paid or issued contractual letters of credit up to the level of cost and earnings recognized. On the projects in South Asia we required a cash payment or letter of credit from the customer prior to shipping the product.

Accounting Pronouncements

         In June 2001, Statement of Accounting Standards ("SFAS"), SFAS No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Any resulting goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The adoption of this statement had no effect on I-Sector's consolidated financial position or its results of operations.

         In June 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The adoption of this statement had no material effect on I-Sector's consolidated financial position or its results of operations.

         In  June  2001,  SFAS  No.  143   "Accounting   for  Asset   Retirement
Obligations: was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. I-Sector is required to implement SFAS No. 143 on January 1, 2003 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or its results of operations.

         In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was approved by the FASB. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long Lived Assets to be Disposed of". SFAS No. 144 required recognition of an impairment loss, measured as the difference between the carrying amount and the fair value of the asset, only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. The adoption of this statement had no material effect on I-Sector's consolidated financial position or its results of operations.

Future Trends

         We expect continued revenue increases in 2002 and beyond, due primarily to market share gains. While we expect all three of our subsidiary companies to produce significant revenue growth in 2002, we expect the newer INX to produce the most rapid growth rates, although not at the same growth rates experienced in 2001, their first full year of operations. We expect that this revenue growth in 2002 will be primarily a result of the investments made in late 2000 and throughout 2001 in the form of increased sales and marketing staff and marketing programs.

         We expect gross margin to improve in 2002 for both INX and Allstar Solutions, primarily because of improved utilization of technical staffing resources in the services component of their revenue bases. We expect gross margin for Stratasoft to decline somewhat from the higher than normal level achieved in 2001 due primarily to a more normalized hardware product component as compared to the lower than normal hardware mix in 2001. A higher mix of hardware in the Stratasoft package produces lower gross margin. Overall, we expect total consolidated company gross margin to decline slightly due primarily to a higher proportion of lower margin INX revenue in the total revenue mix.

         We expect to be able to contain the growth in selling, general and administrative expenses as a percentage of revenue, as revenue continues to grow because of previous investments in sales and marketing, without a further commensurate increase in sales and marketing expenses and as the increases in revenues are spread over a relatively fixed corporate administration expense base.

         For 2002 we expect our business to be positively impacted by a slight improvement in the depressed general market conditions that we experienced in 2001, due primarily to a likely upswing in the cyclical buying patterns of customers for technology products. In 2001 we experienced the depressing combined events of a declining stock market, slowing economy and terrorist activity.

Tax Refund

         On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002. The new law provides for the carryback of net operating losses for any taxable year ending during 2001 or 2002 to each of the five tax years preceding the loss year. Previously, a net operating loss was only eligible to be carried back to the two years preceding the year of loss. This will result in additional tax refunds of approximately $1,000.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         We may incur certain market risks related to interest rate variations in the future because as of January 31, 2002 we hold floating rate debt. We have $2,442 in cash balances in interest bearing accounts. If interest rates decrease by 1% the net loss will increase by $24. If interest rates increase by 1% the net loss will decrease by $24.

         We have no off-balance sheet arrangements or derivative instruments.

         We have experienced no material impact of inflation and changing prices on net sales and income from continuing operations in the last three years.

Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

   Independent Auditors' Report                                               28

   Consolidated Balance Sheets at December 31, 2000 and 2001                  29

   Consolidated  Statements of Operations for the years ended
   December 31, 1999, 2000 and 2001                                           30

   Consolidated  Statements of Stockholders' Equity for the
   years ended December 31, 1999, 2000 and 2001                               31

   Consolidated Statements of Cash Flows for the years ended
   December 31, 1999, 2000 and 2001                                           32

   Notes to Consolidated Financial Statements for the years
   ended December 31, 1999, 2000 and 2001                                     33

INDEPENDENT AUDITORS' REPORT

To the Stockholders of I-Sector Corporation.:

         We have audited the accompanying consolidated balance sheets of I-Sector Corporation and subsidiaries ("I-Sector") as of December 31, 2000 and 2001, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at
Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of I-Sector's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of I-Sector as of December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/  Deloitte & Touche LLP
Houston, Texas

March 18, 2002

I-SECTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 2001
 (In thousands, except share and par value amounts)
..........

ASSETS                                                       2000        2001

 Current Assets:
     Cash and cash equivalents                             $  8,346    $  3,434
     Accounts receivable, net                                 4,473       4,302
     Accounts receivable - affiliates                           303         250
     Accounts receivable - other                                141          21
     Notes receivable                                                       169
     Inventory                                                  774         587
     Cost and estimated earnings in excess of billings                    1,695
     Income taxes receivable                                    863         151
     Other current assets                                       233         302
         Total current assets                                15,133      10,911
 Property and equipment, net                                  1,579       1,226
 Intangible assets                                              326       1,356
 Other assets                                                   104          55
                                                           $ 17,142    $ 13,548

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
     Current portion of long term debt                     $           $    213
     Accounts payable                                         1,892       1,772
     Billings in excess of cost and estimated earnings          503          72
     Accrued expenses                                         1,635       2,091
     Net liabilities related to discontinued operations         869         654
     Deferred service revenue                                   136         126
         Total current liabilities                            5,035       4,928
 Long term debt                                                             410
 Deferred credit - stock warrants                               195         195

 Commitments and Contingencies (See Note 10)

Stockholders' Equity:
     Preferred stock, $.01 par value, 5,000,000
         shares authorized, no shares issued
     Common stock, $.01 par value, 15,000,000
         shares authorized, 4,441,325 issued
         at December 31, 2000 and 2001,
         respectively                                            44          44
     Additional paid in capital                              10,182      10,184
       Unearned equity compensation                              (1)
       Treasury stock, at cost, 399,800 and
         591,800 shares at December 31, 2000
         and 2001, respectively                                (992)     (1,187)
     Retained earnings                                        2,679      (1,026)
         Total stockholders' equity                          11,912       8,015
                                                           $ 17,142    $ 13,548
See notes to consolidated financial statements.

I-SECTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
 (In thousands, except share and per share amounts)

                                                                      Years ended December 31,
                                                              1999        2000        2001

Total revenue                                              $ 17,984    $ 17,087    $ 23,620

Cost of goods and services                                   11,806      12,968      17,325

          Gross profit                                        6,178       4,119       6,295

Selling, general and administrative expenses                  6,207       9,479      10,573

Operating loss                                                   29       5,360       4,278

Interest and other income, net                                   23         239         316

Loss from continuing operations before
     benefit for income taxes                                     6       5,121       3,962

Provision (benefit) for income taxes                             20      (1,493)        (87)

Net loss from continuing operations                              26       3,628       3,875

Discontinued operations:
     Net income (loss) from discontinued
     operations, net of taxes                                   319         195        (167)
     Gain (loss) on disposal, net of taxes                   (1,138)      3,390         337

Net loss                                                   $    845    $     43    $  3,705

Net income (loss) per share:

     Basic and diluted:
         Net loss from continuing operations               $  (0.01)   $  (0.90)   $  (0.99)
         Net income (loss) from discontinued operations        0.08        0.05       (0.04)
         Gain (loss) on disposal                              (0.27)       0.84        0.08
              Net loss per share                           $  (0.20)   $  (0.01)   $  (0.95)


Weighted average number of shares outstanding:

     Basic and diluted                                    4,168,140   4,059,618   3,911,019

See notes to consolidated financial statements

I-SECTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
 (In thousands, except share and per share amounts)


                                           $.01 par value   Additional           Unearned
                                            Common Stock     Paid-In   Treasury   Equity   Retained
                                          Shares    Amount   Capital    Stock Compensation Earnings    Total

Balance at January 1, 1999               4,502,411 $     45  $ 10,196  $  (834)  $   (269) $  3,567  $ 12,705

Cancellation of restricted stock           (61,086)      (1)     (159)                268                 108

Purchase of treasury stock                                                (138)                          (138)

Net loss                                                                                       (845)     (845

Balance at December 31, 1999             4,441,325       44    10,037      (972)       (1)    2,722    11,830

Purchase of treasury stock                                                  (20)                          (20)

Fair value of stock options to
     Non-employees                                                145                                     145

Net loss                                                                                        (43)      (43)

Balance at December 31, 2000             4,441,325       44    10,182      (992)       (1)    2,679    11,912

Purchase of treasury stock                                                 (195)                         (195)

Satisfaction of restricted stock                                                        1                   1

Issuance of restricted stock                                        2                                       2

Net loss                                                                                     (3,705)   (3,705)

Balance at December 31, 2001             4,441,325 $     44  $ 10,184  $ (1,187) $         $ (1,026) $  8,015

See notes to consolidated financial statements.

I-SECTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
 (In thousands, except share and per share amounts)

                                                                  Years ended December 31,
                                                                1999      2000      2001
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                     $   (845) $    (43) $ (3,705)
     Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities:
     Net (income) loss from discontinued operations              (319)     (195)      167
     (Gain) loss on disposal of discontinued operations         1,138    (3,390)     (337)
     Depreciation and amortization                                850       766       666
     Current income tax benefit                                                       (87)
     Satisfaction of restricted stock                                                   1
     Loss on retirement of assets                                                      10
     Changes in assets and liabilities that provided
       (used) cash:
         Accounts receivable, net                              (1,488)   30,763       171
         Accounts receivable - affiliates                         (50)      (22)      173
         Inventory                                                603       160       187
         Income taxes receivable                                  637      (863)      712
         Notes Receivable                                                            (117)
         Other current assets                                     175      (152)      (69)
         Other assets                                             (30)      140       (13)
         Accounts payable                                       5,046   (19,795)     (119)
         Cost and estimated earnings in excess of billings                         (1,695)
         Billings in excess of cost and estimated earnings       (952)     (112)     (431)
         Accrued expenses                                      (1,377)   (2,261)      456
         Deferred service revenue                                 (16)     (104)      (10)
              Net cash (used in) provided by continuing
                 operations                                     3,372     4,888    (4,040)
     Net operating activities from discontinued operations       (760)      652      (413)
              Net cash (used in) provided by operating
                 activities                                    (2,612)    5,540    (4,453)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                  (324)     (688)
     Proceeds on sale of fixed assets                                                   6
     Acquisition costs                                                     (341)      (50)
Proceeds on sale of discontinued operations                              15,029       526
Net cash (used in) provided by continuing operations                     14,364      (206)
     Net cash used in discontinued operations                    (276)     (316)
              Net cash (used in) provided by investing
                 activities                                      (276)   14,048      (206)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                  (138)      (20)     (195)
     Net decrease in notes payable                                (89)  (15,869)      (58)
              Net cash used in financing activities              (227)  (15,889)     (253)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            2,109     3,699    (4,912)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                2,538     4,647     8,346
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  4,647  $  8,346  $  3,434
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest                                  $    989  $    386  $      9
     Cash paid (received) for income taxes                   $      0  $  1,009  $   (712)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:
     Intangible assets acquired through note payable         $         $         $    646
     Fixed assets acquired through note payable                                        35
     Total noncash investing and financing activities        $         $         $    681

See notes to consolidated financial statements.

I-SECTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
 (In thousands, except share and per share amounts)


1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         I-Sector Corporation and subsidiaries ("I-Sector") is engaged in the business of providing computer services and of selling associated hardware and telephony software products in the United States and abroad. I-Sector operates from three wholly-owned subsidiaries:

o Allstar Service Solutions, Inc. ("Allstar") provides customers with turn-key outsourced IT helpdesk solutions, technical staff augmentation for IT helpdesk operations, helpdesk solutions consulting services, on-site and carry-in computer repair, application support and operating system and network migration services.

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

         Property and equipment are depreciated over their estimated useful lives ranging from three to ten years using the straight-line method. Depreciation expense totaled $790, $699 and $475 for the years ended December 31, 1999, 2000 and 2001, respectively.

         Intangible Assets - Intangible assets are being amortized over their estimated useful lives of five to ten years (see Note 11).

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

         Revenue Recognition - Revenue from the sale of products is recognized when the product is shipped. Service income is recognized as the services are earned. Revenues resulting from installations of equipment and software contracts for which duration is in excess of three months that require substantial modification or customization are recognized using the percentage-of-completion method. The percentage of revenue recognized is determined principally on the basis of the relationship of the cost of work performed on the contract to estimated total costs. Revisions of estimates are reflected in the period in which the facts necessitating the revisions become known; when a contract indicates a loss, a provision is made for the total anticipated loss.

         The following reflects the amounts relating to uncompleted contracts at December 31, 2000 and 2001:

              Costs incurred on uncompleted contracts     $   135    $   995
              Estimated earnings                              361      1,930

                                                              496      2,925
              Less: Billings to date                          999      1,158

              Cost and estimated earnings in excess
                 of billings                              $     0    $ 1,695
              Billings in excess of cost and estimated
                 earnings                                 $   503    $    72

         During 2001 I-Sector has recognized revenues on the percentage-of-completion basis for several projects associated with one reseller in South Asia. I-Sector has risk to the extent that this group of customers have not paid or issued contractual letters of credit up to the level of cost and earnings recognized.

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

         Recently Issued Accounting Standards - In June 2001, Statement of Accounting Standards ("SFAS"), SFAS No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Any resulting goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The adoption of this statement had no effect on I-Sector's consolidated financial position or its results of operations.

         In June 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The adoption of this statement had no material effect on I-Sector's consolidated financial position or its results of operations.

         In  June  2001,  SFAS  No.  143   "Accounting   for  Asset   Retirement
Obligations: was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. I-Sector is required to implement SFAS No. 143 on January 1, 2003 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or its results of operations.

         In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was approved by the FASB. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long Lived Assets to be Disposed of". SFAS No. 144 required recognition of an impairment loss, measured as the difference between the carrying amount and the fair value of the asset, only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. The adoption of this statement had no material effect on I-Sector's consolidated financial position or its results of operations.

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

2.       DISCONTINUED OPERATIONS

         On November 6, 2001, I-Sector approved a plan to sell or close its IT Staffing business. This is the measurement date. A sale was finalized effective December 31, 2001. Under the terms of the sale I-Sector received a note receivable for $52, $50 for the ongoing operations of It Staffing, Inc. and $2 for certain fixed assets of I-Sector. The note receivable bears interest at 5% per annum and is collectible in installments based on the total monthly revenue of the buyer over 24 months beginning in March, 2002. A disposal loss, including an estimate of the operating results from the measurement date, November 6, 2001 to the closing date of the sale of $17, and estimates for impairment of assets caused by the disposal decision of $43, totaling $11 (net of tax of $5) was recognized in 2001. Net loss from discontinued operations was $43, $107, $167 (net of tax of $22, $55 and $87) in 1999, 2001 and 2001, respectively. I-Sector retained accounts receivable of approximately $82, net of reserves, fixed assets of $52 and liabilities related to the IT Staffing business at December 31, 2001. Fixed assets were redeployed in the continuing operations. The balance sheet caption "Net liabilities related to discontinued operations" contains $80 of estimated future expenses relating to the wind-up of the IT Staffing business at December 31, 2001. Revenue for the IT Staffing business for the years ended December 31, 1999, 2000 and 2001 was $1,191, $1,242 and $967, respectively.

         On March 16, 2000, I-Sector entered into an agreement to sell certain assets of and the ongoing operations of its Computer Products Division. The sale transaction closed on May 19, 2000 after shareholder and other required consents were obtained. Under the terms of the sale, I-Sector received $14,529 plus $250 as reimbursement of certain selling costs. Proceeds of the sale were used to retire debt under our existing credit facility. Pretax income from the discontinued operations of the Computer Products Division (net of taxes of $156) was $302 for the period from January 1 to March 16, 2000, the measurement date, $1,343 (net of taxes of $688) for the year ended December 31, 1999. A gain on disposal of $3,734 (net of taxes of $2,607), which includes operating results from the measurement date, March 16, 2000 to the closing date of the sale, as well as a loss on equipment sold of $352 (net of taxes of $144) and estimates for the impairment of assets caused by the disposal decision of $2,820 (net of taxes of $1,156) have been recognized in the year ended December 31, 2000. In 2001 additional gain on disposal of $346 (net of taxes of $179), that was related to a contingency clause that was settled, was recognized. I-Sector retained accounts receivable of $20,266, net of reserves, and has retained receivables related to the Computer Products Division of $775 and $0 at December 31, 2000 and 2001, respectively, fixed assets of $255 and liabilities related to the Computer Products Division. Fixed assets that were not sold have been redeployed in the continuing operations. At December 31, 2000 and 2001, the balance sheet caption "Net Liabilities related to discontinued operations" contains $593 and $301 of estimated future expenses related to the winding up of the Computer Products Division, and include amounts related to the settlement of pending litigation. Revenue for the Computer Products Division for the years ended December 31, 1999 and 2000 were $182,642 and $29,323 (net of $5,772 after the measurement date and included in the gain on sale in 2000), respectively. The Company allocated interest expense to its various divisions on a proportional basis based on accounts receivable. Interest expense allocated to the Computer Products Division for the years ended December 31, 1999 and 2000 for the period from April 1, 2000 to May 19, 2000 was $671 and $62. In connection with the sale of the Computer Products Division, I-Sector also sold the El Paso portion of the IT Services business. The El Paso branch office portion of the IT Services business accounted for revenues of $2,012, $955 and $(1) for the years ended December 31, 1999, 2000 and 2001, respectively. For financial reporting presentation the El Paso services business was included in the continuing operations for the years ended December 31, 1999, 2000 and 2001.

         On November 2, 1999, I-Sector approved a plan to sell or close its Telecom Division. This is the measurement date. I-Sector entertained offers to acquire a significant portion of the assets of the Telecom Division and to assume any ongoing operations of the division. A sale was finalized on March 16, 2000. Under the terms of the sale I-Sector received $250 cash. Additionally, the purchaser assumed all telephone equipment warranty obligations of I-Sector up to a maximum of $30, all of which was consumed by October, 2000. Future warranty costs incurred by the purchaser will be billed to I-Sector at an agreed upon rate. An estimate of future warranty costs of $95 and $59 is included at December 31, 2000 and 2001, respectively, in the balance sheet caption "Net liabilities related to discontinued operations". A disposal loss, including an estimate of the operating results from the measurement date, November 2, 1999 to the closing date of the sale of $580, and estimates for impairment of assets caused by the disposal decision of $558, totaling $1,138 (net of income tax savings of $586), was recognized in 1999. The disposal loss includes an operating loss of $284 (net of income tax savings of $146) from the measurement date to December 31, 1999. I-Sector recognized additional losses of $344 (net of taxes of $240) and $0 in the years 2000 and 2001, respectively. Pretax loss from discontinued operations (net of tax savings of $505) was $981 in 1999. I-Sector retained accounts receivable of approximately $1,400, net of reserves, fixed assets of $30 and liabilities related to the Telecom Division, but has no net retained receivables at December 31, 2001. Fixed assets were redeployed in the continuing operations. The balance sheet caption "Net liabilities related to discontinued operations" contains $294 and $273 of estimated future expenses relating to the wind-up of the Telecom Division at December 31, 2000 and 2001, respectively. Revenue for the Telecom Division for the year ended December 31, 1999 was $3,975. The Company allocated interest expense to its various divisions on a proportional basis based on accounts receivable. Interest expense allocated to the Telecom Division for the period from January 1, 1999 to November 2, 1999 was $69. The Company has allocated interest expense from November 2, 1999 to the disposal date of March 16, 2000 of $20 that was included in the loss on disposal in 1999.

3.       ACCOUNTS RECEIVABLE

         Accounts receivable consisted of the following at December 31, 2000 and 2001:

                                                   2000            2001

         Accounts receivable                 $     4,438     $     5,473
         Accounts receivable retained-
            discontinued operations                  775              82
         Allowances for doubtful accounts           (740)         (1,253)

         Total                               $     4,473     $     4,302

4.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31, 2000 and 2001:

                                                   2000            2001

         Equipment                           $       459     $       460
         Computer equipment                        2,787           2,289
         Furniture and fixtures                      439             285
         Leasehold improvements                      383             552
         Vehicles                                     27              47
                                                   4,095           3,633
         Accumulated depreciation and
            amortization                          (2,516)         (2,407)
              Total                          $     1,579     $     1,226

5.       CREDIT ARRANGEMENTS

         On February 27, 1998 I-Sector entered into a credit agreement with a commercial finance company. On May 19, 2000, the day of the closing on the sale of the Computer Products Division, the credit facility was amended to decrease the total credit available under the facility from $30,000 to $3,000 subject to borrowing base limitations that are generally computed as a percentage of various classes of eligible accounts receivable and qualifying inventory. At December 31, 2000, I-Sector had $4 outstanding on the Inventory Line and had total credit availability of $1,311. In October 2001, I-Sector and Deutsche Financial Services Corporation mutually agreed to terminate their relationship.

         On September 27, 2001 Stratasoft, a subsidiary of I-Sector, signed a note payable to a third party for $725, payable in monthly installments through February, 2007. The note does not bear interest and I-Sector has imputed interest at 5.5% to record the debt and related patent asset and recorded interest of $9 in 2001. This note payable is collaterized by Stratasoft's patent assets. Stratasoft has granted a security interest to its pending patent application and the next two patent applications filed by Stratasoft. In connection with this note payable, I-Sector has reported short-term debt maturing within one year of $200 and long-term debt of $388.

         In October 2001, I-Sector signed a non-interest bearing note payable for $39 payable in monthly installments through October 2004. In connection with this note payable, I-Sector has reported short-term debt maturing within one year of $13 and long-term debt of $22 at December 31, 2001.

          The weighted-average interest rate for borrowings under all credit line arrangements in effect during 1999, 2000 and 2001 was 7.13%, 7.93% and 0%, respectively. Interest expense on all credit lines was $969, $385 and $0 for the years ended December 31, 1999, 2000 and 2001 respectively.

         The aggregate amounts of installments due for the next five years on long term debt are as follows:

                              2002           $  213
                              2003              157
                              2004               78
                              2005               80
                              2006               95
                              Total          $  623

6.       INCOME TAXES

         The provision for income taxes for the years ended December 31, 1999, 2000 and 2001 consisted of the following:

                                                   1999        2000        2001
         Current provision (benefit):
         Federal                                $    20    $ (1,493)   $    (87)
         State
         Total current provision                     20      (1,493)        (87)
         Deferred provision (benefit)
              Total provision (benefit) from
                 continuing operations               20      (1,493)        (87)

         Total provision for (benefit from)
          discontinued operations                   161         101         (85)
         Total provision for (benefit from)
            gain (loss)on disposal                 (586)      2,367         172
              Total                             $  (405)   $    975    $      0

         The total provision for income taxes during the years ended December 31, 1999, 2000 and 2001 varied from the U.S. federal statutory rate due to the following:

                                                   1999        2000        2001

Federal income tax at statutory rate            $    (2)   $ (1,741)   $ (1,347)
Nondeductible expenses                               22          17          52
State income taxes
Valuation allowance                                             231       1,208

              Total provision (benefit)
                 from continuing operations$         20    $ (1,493)   $    (87)

         Net deferred tax assets computed at the statutory rate related to temporary differences at December 31, 2000 and December 31, 2001 were as follows:

                                                               2000        2001
          Net deferred tax assets:
              Accounts receivable                          $    251    $    426
              Closing and severance costs                       391         395
              Deferred service revenue                           30          43
              Inventory                                         134          49
              Amortization of intangibles                       (23)        (37)
              Net operating loss carryforwards                            1,115
                  Total current deferred tax assets             783       1,991
              Less Valuation allowance                         (783)     (1,991)
                  Total                                    $      0    $      0

              Due to the company's recurring losses, a valuation allowance was established for the deferred tax assets at December 31, 2000 and 2001.

         At December 31, 2001, I-Sector had no net operating loss carry backs and had net operating carry forwards of $1,115 which will begin to expire in 2021.

7.   ACCRUED EXPENSES

         Accrued liabilities consisted of the following as of December 31, 2000 and 2001:

                                                                2000       2001

     Sales tax payable                                     $     121   $    370
     Accrued employee benefits, payroll
        and other related costs                                  860        909
     Accrued property taxes                                        7        152
     Accrued warranty costs                                      238        263
     Other                                                       409        397
     Total                                                 $   1,635   $  2,091

8.       RELATED-PARTY TRANSACTIONS

         I-Sector has from time to time made payments on behalf of Allstar Equities, Inc. ("Equities"), which is wholly-owned by the principal stockholder of I-Sector, and I-Sector's principal stockholder for taxes, property and equipment. At December 31, 2000 and December 31, 2001, I-Sector's receivables from these affiliates amounted to approximately $303 and $239, respectively. Included in these amounts is a note receivable that was signed on December 1, 1999 by Equities for $336 in 60 monthly payments of $7. The note bears interest at 9%. Equities made twelve payments in advance and at December 31, 2001 the Company's receivables from Equities amounted to $159. The principal amounts as of December 31, 2000 and December 31, 2001 are classified as Accounts receivable
- affiliates based on the expectation of repayment within one year. Also classified as Accounts receivable - affiliates are advances to employees. (See
Note 10 related to lease commitments to Equities.)

         In connection with the sale of the Computer Products Division, a member of I-Sector's Board of Directors, who acted as a broker, received a finders fee of $350.

         On December 31, 2001 I-Sector sold certain assets and the operations of its IT Staffing business to a former employee (see note 2).

9.       SHAREHOLDERS' EQUITY

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

         I-Sector's Board authorized the purchase of common stock of I-Sector from time to time in the open market to be held in treasury for the purpose of, but not limited to, fulfilling any obligations arising under I-Sector's stock option plans. At December 31, 2000 and 2001, 399,800 and 591,800 shares, respectively, were held in treasury under these authorizations.

         At December 31, 2001 I-Sector had 1,200 shares of restricted stock with a par value of $0.01 per share outstanding. The 1,200 shares, valued at $1.563, vest ratably at the end of each one year period over a five year period from the date of issuance.

         I-Sector issued warrants to purchase 176,750 common shares at $9.60 per share to underwriters in connection with its public offering of common stock. The warrants expire on July 7, 2002.

10.      COMMITMENTS AND CONTINGENCIES

         Operating Leases - I-Sector subleases office space from Equities. In 1999, I-Sector renewed its office lease for a five year period with monthly rental payments of $38 plus certain operating expenses through December 1, 2004. The lease was renewed February 1, 2002 for a five year period with monthly rental payments of $37 plus certain operating expenses through January 31, 2007. Rental expense under this agreement amounted to approximately $395, $452 and $452 during years ended December 31, 1999, 2000 and 2001 respectively.

         Additionally, minimum annual rentals on other operating leases amount to approximately, $124 in 2002, $65 in 2003, $0 in 2004, $0 in 2005 and $0 in
years thereafter. Amounts paid during the years ended December 31, 1999, 2000 and 2001 under such agreements totaled approximately $766, $296 and $197 respectively.

         I-Sector maintains a 401(k) savings plan wherein I-Sector matches a portion of the employee contribution. In addition, I-Sector has a discretionary matching fund based on the net profitability of I-Sector. All full-time employees who have completed 90 days of service with I-Sector are eligible to participate in the plan. Declaration of the discretionary portion of the matching fund is the decision of the Board. I-Sector has made no additional contributions to the plan for the years ended December 31, 1999, 2000, or 2001. Under the standard I-Sector matching program, I-Sector's match was $64, $46 and $32 for the years ended December 31, 1999, 2000 and 2001, respectively.

         I-Sector is party to litigation and claims which management believes are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, I-Sector believes the final outcome of such matters will not have a material adverse effect on its financial position, results of operations or cash flows.

         In July 2000, Benchmark Research and Technology, Inc. made a verbal claim against I-Sector, claiming that I-Sector breached its contract with Benchmark, that I-Sector was negligent and breached various warranties, committed fraud and violated the Deceptive Trade Practices Act. The case was mediated in November 2000 but no agreement was reached. I-Sector knows of no lawsuit being filed. I-Sector believes that the claim is without merit and intends to vigorously contest the demand.

         In October, 2000, I-Sector's wholly-owned subsidiary Stratasoft, Inc. filed suit in the Harris County Texas County Court of Law against its customer Accelerated Telemarketing for a remaining balance of $47 on its contract. Thereafter Accelerated Telemarketing filed a separate legal action claiming breach of contract, breach of warranty, violation of Deceptive Trade Practices Act and other claims. The case is in the early stages of discovery, and therefore I-Sector is unable to determine the ultimate costs of this matter. I-Sector believes that this suit is without merit and intends to vigorously defend such action.

         In October 2001, Inacom Corp. wrote a demand letter claiming that I-Sector owed the sum of approximately $570 to Inacom as a result of termination of a Vendor Purchase Agreement between Inacom and I-Sector. At March 18, 2002 I-Sector is unaware of a formal lawsuit being filed, although one has been threatened. I-Sector believes that the demand is without merit and intends to vigorously contest the demand.

11.      INTANGIBLE ASSETS

                            As of December  31, 2000    As of December 31, 2001
                        Gross Carrying  Accumulated  Gross Carrying  Accumulated
                            Amount     Amortization   Amount        Amortization
Amortized intangible assets

  Patent license rights   $             $            $  1,046         $      28
  Unpatented technology        25                          56                 0
  Customer list               200           10            200                50
  Other                       117            6            167                35

  Total                   $   342       $   16       $  1,469         $     113

         In October 2000, I-Sector's wholly owned subsidiary INX acquired certain assets and liabilities of Internetwork Experts, Inc., a professional services firm focused on the architecture, design, implementation and support of high-end network infrastructure. The purchase price was $225 in cash and assumed liabilities of $116. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets and liabilities acquired based on fair values at the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired was approximately $341, $200 of which has been allocated to a customer list and service agreements. The remaining has been allocated to other intangibles. INX was contingently liable for future payments to the former owner based on the level of service revenues generated within a specified period of time and within certain ranges for the customers included on the customer list. That contingent liability was settled in 2001 for $50. The customer list and other intangibles are amortized over their estimated useful lives of 5 years.

         Patent license rights were acquired for a cash payment and a note payable.

12.      STOCK OPTION PLANS

         Under the 1996 Incentive Stock Plan (the "Incentive Plan"') and the 1996 Non-Employee Director Stock Option Plan (the "Director Plan"). I-Sector's Compensation Committee may grant up to 442,500 shares of common stock, which have been reserved for issuance to certain employees of I-Sector. At December 31, 2001 40,748 shares were available for future grant under the Incentive Plan. The Incentive Plan provides for the granting of incentive awards in the form of stock options, restricted stock, phantom stock, stock bonuses and cash bonuses in accordance with the provisions of the plan. Additionally, no shares may be granted after the tenth anniversary of the Incentive Plan's adoption. I-Sector has reserved for issuance, under the Director Plan, 100,000 shares of common stock, subject to certain anti-dilution adjustments of which 3,000 were available for future grants at December 31, 2001. The Director Plan provides for a one-time option by newly elected directors to purchase up to 5,000 common shares, after which each director is entitled to receive an option to purchase up to 2,000 common shares upon each date of re-election to I-Sector's Board of Directors. Options granted under the Director Plan and the Incentive Plan have an exercise price equal to the fair market value on the date of grant and generally expire ten years after the grant date.

         In May 2000, I-Sector adopted the 2000 Stock Incentive Plan (the "2000 Incentive Plan"). Under the 2000 Incentive Plan, I-Sector's Compensation Committee may grant up to the greater of 400,000 shares of common stock or 10% of the number of shares of common stock issued and outstanding on the first day of the then preceding calendar quarter. The 2000 Incentive Plan provides for the granting of incentive awards in the form of stock-based awards and cash bonuses in accordance with the provisions of the plan. All employees, including officers, and consultants and non-employee directors are eligible to participate in the 2000 Stock Incentive Plan. Generally, the Compensation Committee has the discretion to determine the exercise price of each stock option under the 2000 Incentive Plan, and they must be exercised within ten years of the grant date, except those classified as Incentive Stock Option ("ISO") grants to a 10% or greater stockholder. ISO options grants to a 10% or greater stockholder must be exercised within five years of the grant date. The exercise price of each ISO option grant may not be less than 100% of the fair market value of a share of common stock on the date of grant (110% in the case of a 10% or greater stockholder). At December 31, 2001 317,697 shares were available for future grant under the 2000 Incentive Plan.

         During 1999, 2000 and 2001 I-Sector granted options to purchase 9,000, 35,000 and 25,000 common shares to its directors, respectively, which vest immediately, and 216,872, 94,671 and 0 common shares to its employees, respectively, which vest over five years.

The activity of employees in all plans is summarized below:

                                               1999                2000                2001
                                               Weighted           Weighted            Weighted
                                                Average            Average             Average
                                               Exercise           Exercise            Exercise
                                           Shares     Price    Shares     Price    Shares     Price
Options outstanding at January 1          268,350  $   1.63   458,232  $   1.41   383,112  $   1.72
Granted during the year                   225,872      1.15    71,400      1.76    25,000      1.00
Exercised during the year
Transfers to non-employees                                   (133,220)     2.19
Canceled during the year                  (35,900)     1.45   (13,300)     2.23    (8,300)     1.64
Options outstanding at December 31        458,232  $   1.41   383,112  $   1.72   399,812  $   1.48
Options exercisable at December 31        196,072  $   1.41   254,212  $   1.37   317,722  $   1.58
Options outstanding price range          $1.06 to $ 7.62     $1.06 to $7.62      $1.00 to $7.62
Weighted Average fair value of
options granted during the year          $1.07               $1.15               $1.00
Options weighted-average
remaining life                           9.87 Years          8.00 Years          6.88 Years

         I-Sector applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for options granted under the Plans. Accordingly, no compensation expense has been recognized. Had compensation expense been recognized based on the Black-Scholes option pricing model value at the grant date for awards consistent with SFAS No. 123, I-Sector's net loss and loss per share would have been increased to the pro forma amounts shown below. For purposes of estimating the fair value disclosures below, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option pricing model using the following weighted-average assumptions; dividend yield of 0%; expected volatility of 59%; risk-free interest rate of 5.5%; and expected lives of eight years from the original date of the stock option grants. The effects of applying SFAS No. 123 for pro forma disclosures are not likely to be representative of the effects on reported net income (loss) for future years.
                                                1999        2000        2001
Net Income (loss):
              As reported                    $   (845)   $    (43)   $ (3,705)
              Pro forma                      $   (923)   $    (48)   $ (3,961)
Earnings per share (basic and diluted )
              As reported                    $   (0.20)  $   (0.01)  $  (0.95)
              Pro forma                      $   (0.22)  $   (0.01)  $  (1.01)

Employees affected by the sale of the Telecom Division on March 16, 2000 and of the Computer Products Division on May 19, 2000 (See Note 2) retained their respective stock option grants received prior to I-Sector's disposal of these divisions. In addition, certain affected employees were eligible and received stock options awards subsequent to their termination dates. The affected employees' awards will vest or continue to vest according to the periods specified in their respective stock option agreements, generally five years, contingent upon the employment with the respective division's acquiror. As a result of their termination from I-Sector, and the change in employee status, these awards were remeasured as of the respective sale dates or date of subsequent issuance. The fair values of each of these stock option awards was estimated using the Black-Scholes option pricing model using the following assumptions; dividend yield of 0%; expected volatility of 59%; risk free interest rate of 5.5% and an expected remaining life of 3 to 5 years. The fair values have been reflected as a component of Stockholder's equity at December 31, 2000 and are being recognized as compensation expense of the discontinued operations over the estimated remaining vesting period. For the year ended December 31, 2000 $145 of compensation expense was recorded.

The activity of this non-employee group is summarized below:
                                                 2000              2001
                                               Weighted          Weighted
                                                Average           Average
                                           Shares   Exercise  Shares   Exercise
                                                      Price              Price
    Options outstanding at January 1                          183,771    $ 2.18
    Transfer from (to) Employee plan       133,220    $ 2.19
    Grants during the year                  58,271      2.27
    Exercised during the year
    Canceled during the year                (7,720)     1.66   (2,288)     1.64
    Options outstanding December 31        183,771    $ 2.18  181,483      1.45
    Options exercisable December 31         45,500    $ 1.87   83,304      1.37

    Options outstanding price range          $2.31 to $2.86     $1.06 to $2.31
    Weighted average fair value of options
        granted during the year               2.18
    Options weighted average remaining
        life                                  3.85 years         3.13 years

13.      EARNINGS PER SHARE

         The computations of basic and diluted earnings per share for each year were as follows:

                                                  1999       2000       2001
                                                 Amounts in thousands except
                                                  share and per share data)
Numerator:

    Net loss from continuing operations         $   (26)   $(3,628)   $(3,875)

    Discontinued operations:
             Net income (loss) from
              discontinued operations,
              net of taxes                          319        195       (167)
             Gain (loss) on disposal, net
                of taxes                         (1,138)     3,390        337
             Net loss                           $  (845)   $   (43)   $(3,705)

Denominator:

    Denominator for basic earnings per
    share - weighted-average shares
    outstanding                                 4,168,140  4,059,618  3,911,019

Effect of dilutive securities:

    Shares issuable from assumed conversion
        of common stock options, warrants and
        restricted stock                                0          0          0

Denominator for diluted earnings per share      4,168,140  4,059,618  3,911,019

Net income (loss) per share:

Basic and diluted:

Net loss from continuing operations             $   (0.01) $   (0.90)  $  (0.99)
Net income (loss) from discontinued operations       0.08       0.05      (0.04)
Gain (loss) on disposal                             (0.27)      0.84       0.08
Net loss per share                              $   (0.20) $   (0.01)  $  (0.95)

         There were warrants to purchase, 176,750 shares of common stock for 1999, 2000 and 2001, respectively, which were not included in computing the effect of dilutive securities because the inclusion would have been antidilutive.

         There were 37,600, 48,344 and 0 options to purchase common stock for 1999, 2000 and 2001, respectively, which were not included in computing the effect of dilutive securities because the inclusion would have been antidilutive.

14.      SEGMENT INFORMATION

         I-Sector has four reportable segments: (1) Allstar, (2) INX, (3) Stratasoft, and (4) Corporate. Synergy, which was previously reported as separate segment was merged into ACS, and the name was changed to Allstar Solutions, Inc. (Allstar). The IT Staffing business, which was previously reported as the IT Services segment, has been discontinued. Corporate includes the operations of the Company's El Paso service operations which were sold on May 19, 2000, and service operations relating to computer installations for a certain customer. Allstar provides customers with turnkey outsourced IT helpdesk solutions, technical staff augmentation for IT helpdesk operation, helpdesk consulting services, on-site and carry-in computer repair, application support and operating system and network migration services. Stratasoft produces software products that facilitate telephony and computer integration primarily for telemarketing and call center applications. INX is a provider of network infrastructure professional services and a reseller of Cisco network infrastructure products. The accounting policies of the business segments are the same as those described in Note 1. I-Sector evaluates performance of each segment based on operating income. Management only views accounts receivable, and not total assets, by segment in their decision making. Intersegment sales and transfers are not significant. The tables below show the results of the four reportable segments:

For the year ended December 31, 2001:
                                         Allstar      INX   Stratasoft Corporate Elimination Consolidated
Total  revenue                           $  5,668  $ 10,775  $  7,257  $     (6) $    (74)   $   23,620
Cost of sales and services                  4,403     9,663     3,318       (13)      (46)       17,325
Gross profit                                1,265     1,112     3,939         7       (28)        6,295
Selling, general and
     administrative expenses                3,077     3,103     3,021     1,400       (28)       10,573
Operating income (loss)                  $ (1,812) $ (1,991) $    918  $ (1,393) $      0        (4,278)
Interest and other income, net                                                                     (316)
Loss before benefit for income tax                                                               (3,962)
Benefit for income tax                                                                              (87)
Net loss from continuing operations                                                              (3,875)
Net loss from discontinued
     Operations                                                                                    (167)
Net gain on disposal, net of taxes                                                                  337
Net loss                                                                                     $   (3,705)

Accounts receivable, net                 $    857  $  2,567  $    742  $     54  $      0    $    4,220
Accounts receivable retained from
     discontinued operations, net                                                                    82
Total accounts receivable, net                                                               $    4,302

For the year ended December 31, 2000:

                                         Allstar     INX    Stratasoft Corporate Elimination Consolidated

Total revenue                            $  6,946  $  1,874  $  6,660  $  1,640  $    (33)   $   17,087
Cost of sales and services                  5,590     1,917     3,573     1,909       (21)       12,968
Gross profit                                1,356       (43)    3,087      (269)      (12)        4,119
Selling, general and
     administrative expenses                3,186       935     3,647     1,723       (12)        9,479
Operating income (loss)                  $ (1,830) $   (978) $   (560) $ (1,992) $      0        (5,360)
Interest and other income, net                                                                     (239)
Loss before benefit for income tax                                                               (5,121)
Benefit for income tax                                                                           (1,493)
Net loss from continuing operations                                                              (3,628)
Income from discontinued operations,
     net of taxes                                                                                   195
Net gain on disposal, net of taxes                                                                3,390
Net loss                                                                                     $      (43)

For the year ended December 31, 1999:

                                         Allstar     INX    Stratasoft Corporate Elimination Consolidated
Total revenue                            $ 10,962  $      0  $  4,318  $  2,704  $      0    $   17,984
Cost of sales and services                  7,580         0     2,126     2,100         0        11,806
Gross profit                                3,382         0     2,192       604         0         6,178
Selling, general and
     administrative expenses                3,273         0     1,960       974         0         6,207
Operating income (loss)                  $    109  $      0  $    232  $   (370) $      0           (29)
Interest and other income, net                                                                      (23)
Loss before benefit for income tax                                                                   (6)
Provision for income tax                                                                             20
Net loss from continuing operations                                                                 (26)
Income from discontinued operations,
     net of taxes                                                                                   319
Net loss on disposal, net of taxes                                                               (1,138)
Net loss                                                                                     $     (845)

International sales accounted for $3,111 or 13.2% of consolidated revenues in 2001 and were primarily in the Stratasoft segment.

                                  Reconciliation of Products and Services

                                                  1999        2000        2001

         Product revenue                       $  4,854    $  8,368    $ 16,966
         Service revenue                         13,130       8,719       6,654

         Total Revenue                         $ 17,984    $ 17,087    $ 23,620

16.      SUBSEQUENT EVENTS

         On January 31, 2002 I-Sector entered into a credit agreement with Textron Financial Corporation ("Textron") for a revolving line of credit (the "Textron Facility") that will be our principal source of liquidity. The total credit available under the credit facility is $2,500, subject to borrowing base limitations that are generally computed as 80% of eligible accounts receivable, 90% of identifiable inventory purchased under this agreement and 40% of all other inventory. Credit available under this facility for floor plan financing of inventory from approved manufacturers is $2,500. We may use up to $500 of the line for working capital advances under approved conditions. Borrowings under the line will accrue interest at the prime rate plus 2.5% on outstanding balances that extend beyond the vendor approved free interest period and on working capital advances from date of advance. Inventory floor plan finance borrowings on the line are reflected in accounts payable on the accompanying balance sheets. At December 31, 2001, we had no credit facility in place.

         This agreement, which continues in full force and effect until terminated by written notice from I-Sector, is collaterized by substantially all of I-Sector's assets except the patent assets. The agreement contains restrictive covenants, which, among other things, require I-Sector to maintain minimum tangible capital funds and to not exceed a maximum debt-to-tangible capital funds ratio.

         On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002. The new law provides for the carryback of net operating losses for any taxable year ending during 2001 or 2002 to each of the 5 tax years preceding the loss year. Previously, a net operating loss was only eligible to be carried back to the 2 years preceding the year of loss. This will result in additional tax refunds of approximately $1,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         NONE

PART III

Item 10. Directors and Executive Officers

Directors

James H. Long - Director, April 1983 to present.

         James H. Long, age 43, is the founder of the Company and has served as Chairman of the Board, Chief Executive Officer and President since the Company's inception in 1983. Prior to founding the Company, Mr. Long served with the United States Navy in a technical position and was then employed by IBM in a technical position.

Donald R. Chadwick - Director, September 12, 1996 to present.

         Donald R. Chadwick, age 58, has served as Secretary since February, 1992 and served as the Chief Financial Officer of the Company from February 1992 until December, 1999. As Chief Financial Officer, his duties included supervision of finance, accounting and controller functions within the Company.

Richard D. Darrell - Director, July 29, 1997 to present.

         Richard D. Darrell, age 46, has been President of American Technology Acquisition Corporation, a company specializing in mergers, acquisitions, and divestitures of technology related companies since 1995. Prior to that, Mr. Darrell served as President and Chief Executive Officer of Direct Computer Corporation, a computer reseller and distribution company based in Dallas, Texas.

Jack M. Johnson, Jr. - Director, July 29, 1997 to present.

         Jack M. Johnson, Jr., age 62, has been Managing General Partner of Winterman & Company, a general partnership that owns approximately 25,000 acres of real estate in Texas, which is used in farming, ranching, and oil and gas exploration activities, since 1996. Mr. Johnson is also President of Winco Agriproducts, an agricultural products company that primarily processes rice for seed and commercial sale. Mr. Johnson was previously the Chairman of the Board of the Lower Colorado River Authority, the sixth largest electrical utility in Texas, with approximately 1,700 employees and an annual budget of over $400 million. Mr. Johnson was previously Chairman of North Houston Bank, a commercial bank with assets of approximately $75 million. Mr. Johnson currently serves on the board of directors of Houston National Bank, a commercial bank located in Houston, Texas with assets of approximately $100 million; Security State Bank, a commercial bank in Anahuac, Texas with assets of approximately $60 million and Team, Inc. a publicly traded company that provides environmental services for industrial operations.

Kevin M. Klausmeyer - Director, August 8, 2001 to present.

         Kevin M. Klausmeyer, age 43, has been Chief Financial Officer of PentaSafe Security Technologies, Inc., a security software company and provider of complete security policy and infrastructure solutions, since December 1, 1999. From 1993 to November 1999, Mr. Klausmeyer was Vice President and Chief Accounting Officer of BMC Software, Inc., a publicly-held distributor of computer software. Mr. Klausmeyer is one of three software finance executives, who, together with representatives from the Big Five accounting firms, serve on the AICPA's Software Revenue Recognition Task Force, which interprets and provides guidance to the software industry on the U.S. authoritative software revenue accounting rules. In addition, Mr. Klausmeyer is the current Chairman of SOFTEC (Software Finance and Tax Executives Council), the primary software financial organization in the U.S. Mr. Klausmeyer spent 13 years at Arthur Andersen LLP in the audit and business consulting practice, with a primary focus in assisting high technology companies.

John B. Cartwright - Director, August 8, 2001 to present.

         Mr. Cartwright, age 55, has been the owner of John B. Cartwright & Associates, a Certified Public Accounting firm, since 1990. From 1973 to 1990, Mr. Cartwright was the managing partner or managing shareholder of Cartwright, Matthews, Gonsoulin & Bradley, PC, Cartwright, Matthews & Gonsoulin, a Partnership and Cartwright & Matthews, a Partnership. From 1969 to 1973 Mr. Cartwright was an Audit Supervisor of Touche Ross & Co., (now Deloitte & Touche
LLP) in Houston. Mr. Cartwright is a member of the American Institute of Certified Public Accountants, Texas Society of Certified Public Accountants, Houston Chapter of the Texas Society of Certified Public Accountants, and is currently the President of the Houston Chapter of the Community Associations Institute.

Executive Officers

         The executive officers of the Company serve until resignation or removal by the Board of Directors. Set forth below is certain information about the Company's Executive Officers, other than James H. Long .

Thomas N. McCulley - Vice President, Information Systems, September 1996 to present.

         Thomas N. McCulley, age 55, has been the Vice President, Information Systems for the Company since July 1996. From January 1992 to June 1996, Mr. McCulley served as the Information Services Director for the Company. He has responsibility for management and supervision of the Company's Management Information Systems.

Patricia L. Winstead -Vice President and Controller, November 2001 to present.

         Patricia L. Winstead, age 60, has been the Vice President and Controller for the Company since November 2001. From June 1999 to November 2001, Mrs. Winstead served as the Controller for the Company. She has responsibility for supervision of accounting, controller and reporting functions for the Company.

William R. Hennessy - President, Stratasoft, Inc., September 1996 to present.

         William R. Hennessy, age 43, has served as the President of Stratasoft, Inc., the Company's wholly-owned subsidiary that was formed in 1995 to develop and market CTI Software, since joining the Company in January 1996. Mr. Hennessy's responsibilities include the general management of Stratasoft, Inc. From July 1991 to January 1996, Mr. Hennessy was employed by Inter-Tel, Incorporated, a telephone systems manufacturer and sales and service company, where he served as the Director of MIS and the Director of Voice and Data Integration for the central region.

Family Relationships

         There are no family relationships among any of the directors and executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

                                   Number of      Number of       Known Failure
         Name of Reporting Person  Late Reports   Transactions        To File

         Winstead, Patricia L.           1              3

Item 11. Executive Compensation

Summary Compensation Table. The following table reflects compensation for services to the Company for the years ended December 31, 2001, 2000 and 1999 of
(i) the Chief Executive Officer of the Company and (ii) the three most highly compensated executive officers of the Company who were serving as executive officers at the end of 2001 and whose total annual salary and bonus exceeded $100,000 in 2001 (the "Name Executive Officers").

                         Annual Compensation                            Long Term Compensation
                                                                                 Awards
   Name and Principal       Year     Salary      Bonus       Other      Restricted    Number of
                                                             Annual                   Securities
                                                          Compensa-tion    Stock      Underlying
                                                              (1)         Awards       Options
        Position
James H. Long (2)           2001     $133,315
Chief Executive             2000      150,000
Officer                     1999      150,000

William R. Hennessy         2001       85,162     60,966
President, Stratasoft,      2000       91,034     59,686
Inc. (3)                    1999       85,000     55,856                              10,000

Mark T. Hilz                2001      185,190
President,                  2000       84,635
Internetwork Experts,
Inc.

Paul Klotz                  2001      144,549
Vice President,             2000       57,404
Internetwork Experts,
Inc.

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

(2)      Company has made personal loans to Mr. Long from time to time. See Item
         13.   Certain   Relationships   and   Related   Transactions   "Certain
         Transactions".

(3)      Includes compensation based upon gross profit realized.

Stock Options

         Under the Company's 1996 Incentive Stock Option Plan (the "Incentive Stock Option Plan") options to purchase shares of the Common Stock may be granted to executive officers and other employees. As of December 31, 2000, 409,012 shares were reserved for issuance upon exercise of outstanding options and 33,488 were reserved and remained available for future grants pursuant to the Incentive Stock Option Plan. During 2000, options to purchase 15,100 shares of Common Stock were granted to the Named Executive Officers under the Incentive Stock Option Plan

Options Granted in Last Fiscal Year. The following table provides information concerning stock options granted to the Named Executive Officers during the year ended December 31, 2001.

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

Aggregated Option Exercises and Year-End Option Values

                      Number of Securities

                      Shares               Underlying Unexercised    Value of Unexercised In-the
                     Acquired    Value             Options at                money Options at
                    on Exercise Realized     December 31, 2001            December 31, 2001
                                         Exercisable   Unexercisable  Exercisable   Unexerciable
James H. Long           0          0       1,440            960          $0              $0
William R. Hennessy     0          0      14,400          3,600          $0              $0
Mark T. Hilz            0          0      15,000              0          $0              $0

         The Named Executive Officers held 30,840 options that were exercisable at December 31, 2001, none were exercised during 2001 and there were 0 in-the-money unexercised options at December 31, 2001.

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

Item 12. Security Ownership

Security Ownership of Management

         The following table sets forth, as of March 18, 2001 the number of shares of Common Stock owned by each Director, each Named Executive Officer, as defined in "Executive Compensation," and all Directors and Executive Officers as a group.

Title of Class  Name of                      Amount and Nature of      Percent
                Beneficial Owner             Beneficial Owner (1)      of Class

Common Stock    James H. Long                          2,034,970        52.8%
Common Stock    Donald R. Chadwick                       107,003    (2)  2.8%
Common Stock    William R. Hennessey                      24,400    (3)     *
Common Stock    Thomas N. McCully                         19,040    (4)     *
Common Stock    All officers and directors             2,250,458        58.4%

(1) Beneficial owner of a security includes any person who shares voting or investment power with respect to or has the right to acquire beneficial ownership of such security within 60 days.

(2) Includes 74,686 shares which may be acquired upon exercise of currently exercisable options and 517 shares owned by his spouse for which Mr. Chadwick disclaims beneficial ownership and 300 shares owned by his minor children for which Mr. Chadwick disclaims beneficial ownership.

(3) Includes 14,400 shares which may be acquired upon exercise of currently exercisable options.


(4) Includes 13,840 shares which may be acquired upon exercise of currently exercisable options.

  Security Ownership of Certain Beneficial Owners

  Title of Class  Name and Address of            Amount and Nature of  Percent
                  Beneficial Owner               Beneficial Owner      Of Class

  Common Stock    Jack B. Corey                         227,000           5.9%
                  37102 FM 149, P.O. Box 525
                  Pinehurst, TX 77362

  Common Stock    Peak 6 Capital Management L.L.C. (1)  365,000           9.5%
                  209 LaSalle Street, Suite 200
                  Chicago, Illinois 60604

  Common Stock    James H. Long                       2,033,530          52.8%
                  6401 Southwest Freeway
                  Houston, Texas 77074

  (1)  As reported on Schedule 13D July 16, 2001.

Item 13. Certain Relationships and Related Transactions

Certain Transactions

         The Company has from time to time made payments on behalf of Allstar Equities, Inc. a Texas corporation ("Equities"), which is wholly-owned by James
H. Long, the Company's President and Chief Executive Officer, and on behalf of Mr. Long, personally for taxes, property and equipment. Effective on December 1, 1999 a note payable by Equities was signed for $335,551 for 60 monthly installments of $6,965. The note bears interest at 9% per year. At December 31, 2001, the Company's receivables from Equities amounted to approximately $156,000. Additionally, from time to time the Company has made payments to unrelated parties for transactions that should either wholly or partially benefit Mr. Long and which should therefore be accounted for as indebtedness by Mr. Long to the Company. The company records these transactions as a receivable to be repaid by him. The balance of approximately $80,000 at December 31, 2001 is included in the balance sheet caption "Accounts receivable - affiliates".

         The Company leases office space from Equities. On December 1, 1999 Equities purchased the building and executed a direct lease with the Company with an expiration date of December 31, 2004. In conjunction with Equities obtaining new financing on the building, a new lease was executed with the Company on February 1, 2002 with an expiration date of January 31, 2007. The new lease has rental rates reduced from $37,692 per month to $37,192 per month.

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

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) (1) Consolidated Financial Statements - See Index to Consolidated Financial Statements on Page 21

           (2) Consolidated Financial Statements Schedule II Valuation and Qualifying Accounts Exhibit 99.1

           (3) Exhibits - a copy of the Index to Exhibits, filed with the Company's Form 10-K Report, can be obtained free of charge by written request to Investor Relations, I-Sector Corporation, 6401 Southwest Freeway, Houston, Texas 77074 or by calling (713) 795 2525.

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
3.2   Certificate of Incorporation of the Company                               Exhibit 3.2 to Form
                                                                                S-1 filed Aug. 8, 1996
3.3   Certificate of Amendment to Certificate of Incorporation                  Form 10-K filed Mar.
      of Allstar Systems, Inc.                                                  24, 2001
4.1   Specimen Common Stock Certificate                                         Exhibit 4.1 to Form
                                                                                S-1 filed Aug. 8, 1996
4.2   See Exhibits 3.1 and 3.2 for provisions of the Certificate of             Exhibit 4.2 to Form
      Incorporation and Bylaws of the Company defining the rights of the        S-1 filed Aug. 8, 1996
       holders of Common Stock.
10.2  Agreement for Wholesale Financing dated September 20, 1993, by            Exhibit 10.2 to Form
      and between ITT Commercial Finance Corp. and Allstar-Valcom, Inc.         S-1 filed Aug. 8, 1996
10.3  Amendment to Agreement for Wholesale Financing dated                      Exhibit 10.3 to Form
      October 25, 1994, by and between ITT Commercial Finance Corp.             S-1 filed Aug. 8, 1996
      and Allstar Systems, Inc.
10.5  Form of Employment Agreement by and between the Company and               Exhibit 10.5 to Form
      certain members of Management.                                            S-1 filed Aug. 8, 1996
10.6  Employment Agreement dated September 7, 1995, by and between              Exhibit 10.6 to Form
      Stratasoft, Inc. and William R. Hennessy.                                 S-1 filed Aug. 8, 1996
10.7  Assignment of Certain Software dated September 7, 1995, by                Exhibit 10.7 to Form
      International Lan and Communications, Inc. and Aspen System               S-1 filed Aug. 8, 1996
      Technologies, Inc. to Stratasoft, Inc.
10.8  Microsoft Solution Provider Agreement by and between Microsoft            Exhibit 10.8 to Form
      Corporation and Allstar Systems, Inc.                                     S-1 filed Aug. 8, 1996
10.9  Novell Platinum Reseller Agreement by and between Novell, Inc.            Exhibit 10.9 to Form
      and Allstar Systems, Inc.                                                 S-1 filed Aug. 8, 1996
10.10 Allstar Systems, Inc. 401(k) Plan.                                        Exhibit 10.10 to Form
                                                                                S-1 filed Aug. 8, 1996
10.11 Allstar Systems, Inc. 2000 Incentive Stock Plan.                          DEF 14A Filed
                                                                                Mar 14, 2000
10.12 Allstar Systems, Inc. 1996 Non-Employee Director Stock Option Plan.       Exhibit 10.12 to Form
                                                                                S-1 filed Aug. 8, 1996
10.14 Resale Agreement dated December 14, 1995, by and between Ingram           Exhibit 10.14 to Form
      Micro Inc. and Allstar Systems, Inc.                                      S-1 filed Aug. 8, 1996
10.15 Volume Purchase Agreement dated October 31, 1995, by and between          Exhibit 10.15 to Form
      Tech Data Corporation and Allstar Systems, Inc.                           S-1 filed Aug. 8, 1996
10.16 Intelligent Electronics Reseller Agreement by and between Intelligent     Exhibit 10.16 to Form
      Electronics, Inc. and Allstar Systems, Inc.                               S-1 filed Aug. 8, 1996
10.18 IBM Business Partner Agreement by and between IBM                         Exhibit 10.18 to Form
      and Allstar Systems, Inc.                                                 S-1 filed Aug. 8, 1996
10.19 Confirmation of Allstar Systems, Inc.'s status as a Compaq authorized     Exhibit 10.19 to Form
      reseller dated August 6, 1996.                                            S-1 filed Aug. 8, 1996
10.20 Hewlett-Packard U.S. Agreement for Authorized Second Tier Resellers       Exhibit 10.20 to Form
      by and between Hewlett-Packard Company and Allstar Systems, Inc.          S-1 filed Aug. 8, 1996
10.21 Associate Agreement by and between NEC America, Inc. and                  Exhibit 10.21 to Form
      Allstar Systems, Inc.                                                     S-1 filed Aug. 8, 1996
10.23 Dealer Agreement dated March 1, 1995, by and between Applied Voice        Exhibit 10.23 to Form
      Technology and Allstar Systems, Inc.                                      S-1 filed Aug. 8, 1996
10.24 Industrial Lease Agreement dated March 9, 1996, by and between            Exhibit 10.24 to Form
      H-5 J.E.T. Ltd. as lessor and Allstar Systems, Inc. as lessee.            S-1 filed Aug. 8, 1996
10.26 Agreement for Wholesale Financing, Business Financing Agreement           Form 10-K filed Mar.
      and related agreements and correspondence by and between DFS Financial    31, 1998
      Services and Allstar Systems, Inc., dated February 27, 1998
10.29 Lease Agreement dated March 4, 1998 by and between The Rugby              Form 10-K filed April
      Group, Inc., and Allstar Systems, Inc.                                    12, 1999
10.32 Lease Agreement by and between Allstar Equities, Inc. and I-Sector        Form 10-K filed March
      Corporation dated February 1, 2002                                        28, 2002

10.33 Asset Purchase Agreement Between Amherst Computer Products                Exhibit 2.1 to Form
      Southwest, L.P., Amherst Technologies, L.L.C. and Allstar                 8-K filed March 22,
      Systems, Inc. dated March 16, 2000                                        2000
10.35 Promissory Note between James H. Long and Allstar Systems, Inc.           Form 10-K filed March
      dated December 1, 1999                                                    28, 2000
10.36 Asset Purchase Agreement By and Between Internetworking                   Form 10-K filed Mar
      Sciences Corporation and Internetwork Experts, Inc.                       24, 2001
      dated October 27, 2000
10.37 Lease Agreement By and Between Whitehall-Midway Park                      Form 10-K filed Mar
      North, Ltd. and Allstar systems, Inc. dated July 31, 2000                 24, 2001
10.38 Dealer Loan and Security Agreement between Textron Financial              Form 10-K filed Mar
      Corporation and I-Sector Corporation                                      28, 2002
21.1  List of Subsidiaries of the Company.                                      Form 10-K filed Mar.
                                                                                28, 2002
23.1  Independent Auditors' Consent of Deloitte & Touche LLP,.                  Form 10-K filed Mar.
                                                                                28, 2002
99.1  Schedule II Valuation and Qualifying Accounts                             Form 10-K filed Mar.
                                                                                28, 2002

     (b) No Form 8-K has been filed in the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, March 18, 2000.

                                       I-Sector Corporation.
                                             (Registrant)

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

            Signature                        Capacity

     /s/ James H. Long          Chief Executive Officer, President and Chairman
                                of the Board


     /s/ Patricia L. Winstead   Vice President and Controller, Chief Accounting
                                Officer


     /s/ Donald R. Chadwick     Secretary and Director


     /s/ Kevin M. Klausmeyer    Director


     /s/ Richard D. Darrell     Director


     /s/ Jack M. Johnson        Director


     /s/ John B. Cartwright     Director