Form 10-Q
period 2002-03-31
I SECTOR CORP
filed 2002-05-14
CIK 1020017

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2002
                                       OR

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

Title                                             Outstanding

Common Stock, $.01 par value per share            As of May 3, 2001
                                                  3,849,525 shares outstanding

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      I-SECTOR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and par value amounts)

                                                                     March 31,          December 31,
                                                                       2002                  2001
                                                                       ----                  ----
                                                                                (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                    $        1,736        $       3,434
     Accounts receivable, net                                              5,838                4,302
     Accounts receivable - affiliates                                        279                  250
     Accounts receivable - other                                              21                   21
     Notes Receivable                                                        156                  169
     Inventory                                                               591                  587
     Cost and estimated earnings in excess of billings                     2,122                1,695
     Income taxes receivable                                               1,330                  151
     Other current assets                                                    369                  302
                                                                     -----------          -----------
         Total current assets                                             12,442               10,911
Property and equipment                                                     1,273                1,226
Intangible assets                                                          1,307                1,356
Other assets                                                                  43                   55
                                                                     -----------          -----------
Total                                                             $       15,065        $      13,548
                                                                     ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long term debt                            $          233        $         213
     Accounts payable                                                      2,672                1,772
     Billings in excess of cost and estimated earnings                        68                   72
     Accrued expenses                                                      2,104                2,091
     Net liabilities related to discontinued operations                      519                  654
     Deferred service revenue                                                 96                  126
                                                                     -----------          -----------
         Total current liabilities                                         5,692                4,928
Long term debt                                                               358                  410
Deferred credit - stock warrants                                             195                  195

Commitments and contingencies
Stockholders' equity:

     Preferred stock, $.01 par value, 5,000,000 shares
         authorized, no shares issued
     Common stock:
         $.01 par value, 15,000,000 shares authorized,
         4,441,325 and 4,441,325 shares issued at
         March 31, 2002 and December 31, 2001                                 44                   44
     Additional paid in capital                                           10,184               10,184
     Treasury stock (591,800 shares, at cost)
         at March 31, 2002 and December 31, 2001                          (1,187)              (1,187)
     Retained earnings                                                      (221)              (1,026)
                                                                     -----------          -----------
         Total stockholders' equity                                        8,820                8,015
                                                                     -----------          -----------
Total                                                             $       15,065        $      13,548
                                                                     ===========          ===========

                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

               (In thousands, except share and per share amounts)
                                   (Unaudited)
                                                                      Three Months Ended March 31,

                                                                       2002                  2001
                                                                       ----                  ----

Total revenue                                                     $        9,208        $       4,601
Cost of sales and services                                                 6,974                3,507
                                                                     -----------          -----------
Gross profit                                                               2,234                1,094
Selling, general and administrative expenses                               2,622                2,819
                                                                     -----------          -----------
Operating loss                                                              (388)              (1,725)
Interest and other income                                                      5                   96
                                                                     -----------          -----------
Loss from continuing operations before
     (benefit ) provision  for income taxes                                 (383)              (1,629)
(Benefit) provision for income taxes                                      (1,182)                  37
                                                                     -----------          -----------
Net income (loss)  from continuing operations                                799               (1,666)
Discontinued Operations:
     Net loss from discontinued operations, net of taxes                                          (71)
     Gain on disposal, net of taxes                                            6
                                                                     -----------          -----------
Net income (loss) income                                          $          805        $      (1,737)
                                                                     ===========          ===========


Net income (loss) per share:
Basic:
         Net income (loss) from continuing operations             $        0.21         $       (0.41)
         Net loss from discontinued operations                                                  (0.03)
         Gain on disposal, net of taxes                                    0.00
                                                                     -----------          -----------
              Net income (loss) per share                         $        0.21         $       (0.44)
                                                                     ==========           ===========
Diluted:
         Net income (loss) from continuing operations             $        0.21         $       (0.41)
         Net loss from discontinued operations                                                  (0.03)
         Gain on disposal, net of taxes                                    0.00
                                                                     -----------          -----------
              Net income (loss) per share                         $        0.21         $       (0.44)
                                                                     ==========           ===========

Weighted average shares outstanding:

         Basic                                                         3,849,525            3,945,842
                                                                     ===========          ===========
         Diluted                                                       3,849,525            3,945,842
                                                                     ===========          ===========


                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)

                                                                   Three Months Ended March 31,

                                                                       2002                  2001
                                                                       ----                  ----

Net income (loss)                                                 $          805        $      (1,737)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Net loss from discontinued operations                                                        (71)
     Gain on disposal of discontinued operations                              (6)
     Depreciation and amortization                                           139                  200
     Loss on retirement of assets                                              8
Changes in assets and liabilities that provided (used) cash:

     Accounts receivable, net                                             (1,536)                 745
     Accounts receivable - affiliates                                        (29)                  45
     Inventory                                                               (96)                   2
     Income tax receivable                                                (1,179)
     Notes receivable                                                         13
     Other current assets                                                    (67)                  (8)
     Cost and estimated earnings in excess of billings                      (427)
     Other assets                                                                                  29
     Accounts payable                                                        900                 (252)
     Accrued expenses                                                         13                  386
     Billings in excess of cost and estimated earnings                        (4)                (374)
     Deferred service revenue                                                (30)                  13
                                                                     -----------          -----------

Net cash  (used in) provided by continuing operating
     activities                                                           (1,496)              (1,022)
Net operating activities from discontinued activities                       (128)                (357)
                                                                     -----------          -----------
     Net cash (used in) provided by operating activities                  (1,624)              (1,379)

Cash flows from investing activities:

     Acquisition costs                                                                            (25)
     Capital expenditures                                                    (42)                 (17)
                                                                     -----------          -----------

     Net cash used in  investing activities:                                 (42)                 (42)
                                                                     -----------          -----------

Cash flows from financing activities:

     Purchase of treasury stock                                                                   (54)
     Payments on long term debt                                              (32)
                                                                     -----------          -----------

     Net cash used in financing activities:                                  (32)                 (54)
                                                                     -----------          -----------

Net decrease in cash and cash equivalents                                 (1,698)              (1,475)
Cash and cash equivalents at beginning of period                           3,434                8,346
                                                                     -----------          -----------
Cash and cash equivalents at end of period                        $        1,736        $       6,871
                                                                     ===========          ===========
Supplemental disclosures of cash flow information:
     Cash paid for interest                                       $            0        $           0
                                                                     ===========          ===========
     Cash paid for taxes                                          $            0        $           0
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

                      I-SECTOR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     I-Sector Corporation and subsidiaries ("I-Sector") is engaged in the business of providing computer services and of selling associated hardware and telephony software products. I-Sector's operations are conducted through three segments:

o Allstar Solutions, Inc. ("Allstar") provides customers with turn-key outsourced IT helpdesk solutions, helpdesk solutions consulting services, on-site and carry-in computer repair, application support, operating system support and network migration services, network support and management, network design and implementation, IT project management, and technical staff augmentation for IT helpdesk operations.

o Internetwork Experts, Inc. ("INX") is a professional services organization that focuses on the design, deployment and support of large-scale networking infrastructure requirements that are Cisco centric. INX's areas of practice include network baseline assessment, network design/architecture, implementation, network security audits and firewall design, network management, project management and knowledge transfer.

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

     The condensed consolidated financial statements presented herein as of and for the three months ended March 31, 2002 and 2001 are unaudited; however, all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, recurring nature. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet at December 31, 2001 is derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Although management believes the disclosures are adequate, certain information and disclosure normally included in the notes to the financial statements has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission.

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

     Revenue Recognition - Revenue from the sale of products is recognized when the product is shipped. Service income is recognized as the services are performed. Revenues resulting from installations of equipment for which duration is in excess of three months and that require substantial modification or customization are recognized using the percentage-of-completion method. The percentage of revenue recognized on each contract is determined principally on the basis of the relationship of the cost of work performed on the contract to estimated total costs. Revisions of estimates are reflected in the period in which the facts necessitating the revisions become known; when a contract indicates a loss, a provision is made for the total anticipated loss.

     The following reflects the amounts relating to uncompleted contracts at March 31, 2002 and December 31, 2001:

       Costs incurred on uncompleted contracts              $ 1,098    $   995
       Estimated earnings                                     3,299      1,930
                                                             ------     ------

                                                              4,397      2,925
       Less: Billings to date                                 2,343      1,158
                                                             ------     ------

       Cost and estimated earnings in excess of billings    $ 2,122    $ 1,695
                                                             ======     ======
       Billings in excess of cost and estimated earnings    $    68    $    72
                                                             ======     ======


     Accounting Pronouncements - In June 2001, SFAS No. 143 "Accounting for Asset Retirement Obligations" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. I-Sector is required to implement SFAS No. 143 on January 1, 2003 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or its results of operations.

2.   DISCONTINUED OPERATIONS

     On November 6, 2001, I-Sector approved a plan to sell or close its IT Staffing business. A sale was finalized on December 31, 2001. Under the terms of the sale I-Sector received a note receivable for $52, $50 for the ongoing operations of IT Staffing, Inc. and $2 for certain fixed assets of I-Sector. The note receivable bears interest at 5% per annum and is collectible in installments based on the total monthly revenue of the buyer over 24 months beginning in March, 2002. A disposal loss, including an estimate of the operating results from the measurement date, November 6, 2001 to the closing date of the sale of $17, and estimates for impairment of assets caused by the disposal decision of $43, totaling $11 (net of income tax savings of $5), was recognized in 2001. A gain of $7 (net of tax of $4) recognized in the quarter ended March 31, 2002. I-Sector has retained accounts receivable of $82 and $0, net of reserves, at December 31, 2001 and March 31, 2002, respectively. The balance sheet caption "Net Liabilities related to discontinued operations" contains $80 and $39 at December 31, 2001 and March 31, 2002, respectively.

     Previously on March 16, 2000, I-Sector entered into an agreement to sell certain assets of and the ongoing operations of its Computer Products Division. The sale transaction closed on May 19, 2000 after shareholder and other required consents were obtained. Additionally on November 2, 1999, I-Sector approved a plan to sell or close its Telecom Division. The sale was finalized on March 16, 2000.

     During the quarter ended March 31, 2002, I-Sector recognized a net gain on disposal of these three businesses as follows:

         IT Staffing, Inc. (net of taxes of $4)                  $  7
         Computer Products Division (net of tax benefit of $2)     (4)
         Telecom Division (net of tax of $1)                        3
                                                                 ----

         Net gain on disposal                                    $  6
                                                                  ===

     The balance sheet caption "Net Liabilities related to discontinued operations" contains $519 and $654 at March 31, 2002 and December 31, 2001, respectively, of estimated future expenses related to the winding up of the IT Staffing business, the Telecom Division and the Computer Products Division, and include amounts related to settlement of pending litigation and to Telecom warranties.

3.   SEGMENT INFORMATION

     I-Sector has four reportable segments: Allstar, INX, Stratasoft and Corporate. The accounting policies of the business segments are the same as those for I-Sector. I-Sector evaluates performance of each segment based on operating income. Management only views accounts receivable, and not total assets, by segment in their decision-making. Inter-segment sales and transfers are not significant and are shown in the Elimination column in the following table. The tables below show the results of the four reportable segments:

For the quarter ended March 31, 2002:

                                               Allstar     INX      Stratasoft  Corporate Elimination Consolidated

Total  revenue                               $ 1,465     $ 5,713     $ 2,171     $           $  (141)     $ 9,208
Cost of sales and services                     1,150       5,128         837                    (141)       6,974
                                              ------      ------      ------      ------      ------       ------
Gross profit                                      315        585       1,334                       0        2,234
Selling, general and
     administrative expenses                      653        789       1,011         169           0        2,622
                                              ------      ------      ------      ------      ------       ------
Operating (loss) income                      $  (338)    $  (204)    $   323     $  (169)    $     0         (388)
                                              ======      ======      ======      ======      ======
Interest and other income                                                                                       5
                                                                                                           ------
Loss before benefit for income tax                                                                           (383)
Benefit for income tax                                                                                     (1,182)
                                                                                                           ------
Net income from continuing operations                                                                         799
Net gain on disposal, net of taxes                                                                              6
                                                                                                           ------
Net income                                                                                                   $805
                                                                                                           ======

Accounts receivable, net                     $ 1,013     $ 3,882     $   946     $    (3)    $     0        5,838
                                              ======      ======      ======      ======      ======
Accounts receivable retained from
     discontinued operations, net                                                                               0
                                                                                                           ------
Total accounts receivable, net                                                                            $ 5,838
                                                                                                           ======


For the quarter ended March 31, 2001:

                                               Allstar     INX      Stratasoft  Corporate Elimination Consolidated

Total  revenue                               $ 1,216     $ 1,718     $ 1,682     $    (4)    $   (11)     $ 4,601
Cost of sales and services                     1,080       1,714         710          14         (11)       3,507
                                              ------      ------      ------      ------      ------       ------
Gross profit (loss)                              136           4         972         (18)          0        1,094
Selling, general and
     administrative expenses                     940         608         746         525           0        2,819
                                              ------      ------      ------      ------      ------        -----
Operating (loss) income                      $  (804)    $  (604)    $   226     $  (543)    $     0       (1,725)
                                              ======      ======      ======      ======      ======
Interest and other income                                                                                      96
                                                                                                           ------
Loss before provision for income tax                                                                       (1,629)
Provision for income tax                                                                                       37
                                                                                                           ------
Net loss from continuing operations                                                                        (1,666)
Net loss from discontinued operations,
     net of taxes                                                                                             (71)
Net loss on disposal, net of taxes
                                                                                                           ------
Net loss                                                                                                  $(1,737)
                                                                                                           ======

     International sales accounted for $742 or 8.1% of consolidated revenues and 34.2% of the Stratasoft segment revenues in the three months ended March 31, 2002. In the three months ended March 31 2001 international sales accounted for $274 or 6.0% of consolidated revenues and 16.3% of the Stratasoft segment revenues. The following table represents the reconciliation of products and services included in total revenues:

                     Reconciliation of Products and Services

                          Three Months Ended March 31,

                                                2002               2001
                                                ----               ----

   Product revenue                            $ 7,640            $ 3,134
  Service revenues                              1,568              1,467
                                                -----              -----

    Total revenues                            $ 9,208            $ 4,601
                                               ======              =====

4.EARNINGS PER SHARE

     Basic EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive stock options and warrants less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock for each of the periods presented.

     There were no potentially dilutive options for the three months ended March 31, 2002 because the market price was below the exercise price of all options outstanding. The potentially dilutive options totaling 261,046 for the three months ended March 31, 2001, calculated under the treasury stock method, were not used in the calculation of diluted earnings per share since the effect of potentially dilutive securities in computing a loss per share on continuing operations is antidilutive.

     There were warrants to purchase 176,750 shares of common stock for the three months ended March 31, 2002 and 2001 which were not included in computing diluted earnings per share because the inclusion would have been antidilutive.

5.  CURRENT DEBT OBLIGATIONS

     On September 27, 2001, Stratasoft, a subsidiary of I-Sector, signed a note payable to a third party for $725, payable in monthly installments through February, 2007. The note does not bear interest and I-Sector has imputed interest at 5.5% to record the debt and related patent asset and recorded interest of $8 in the three months ended March 31, 2002. This note is collaterized by Stratasoft's patent assets. Stratasoft has granted a security interest to its pending patent application and the next two patent applications filed by Stratasoft. In connection with this note payable, I-Sector has reported short-term debt maturing within one year of $220 and long-term debt of $337 at March 31, 2002.

     In October 2001, I-Sector signed a non-interest bearing note payable for $39 payable in monthly installments through October 2004. In connection with this note payable, I-Sector has reported short-term debt maturing within one year of $13 and long-term debt of $20 at March 31, 2002.

         On January 31, 2002 I-Sector entered into a credit agreement with Textron Financial Corporation ("Textron") for a revolving line of credit (the "Textron Facility"). The total credit available under the Textron facility is $2,500 subject to borrowing base limitations that are generally computed as 80% eligible accounts receivable and 90% of identifiable inventory purchased under this agreement and 40% of all other inventory. I-Sector may use up to $500 of the line for working capital advances under approved conditions. Borrowings accrue interest at the prime rate plus 2.5% on outstanding balances that extend beyond the vendor approved free interest period and on working capital advances from date of advance. Inventory floor plan borrowings are reflected in accounts payable on the accompanying balance sheets. At March 31, 2002, I-Sector had $145 outstanding on inventory floor plan finance borrowings, $0 outstanding on working capital advances and had total credit availability of $2,355.

     This agreement is collaterized by substantially all of I-Sector's assets except its patent assets. The agreement contains restrictive covenants, which require us to maintain minimum tangible capital funds and a minimum debt to tangible capital funds ratio. At March 31, 2002 I-Sector was not in compliance with a certain covenant for which it subsequently received a waiver.

6.LITIGATION

     In July 2000, Benchmark Research and Technology, Inc. made a verbal claim against I-Sector, claiming that I-Sector breached its contract with Benchmark, and that I-Sector was negligent and breached various warranties, committed fraud and violated the Deceptive Trade Practices Act. The case was mediated in November 2000 but no agreement was reached. I-Sector knows of no lawsuit being filed. I-Sector believes that the claim is without merit and intends to vigorously contest the demand.

     In October 2000, I-Sector's wholly-owned subsidiary, Stratasoft, Inc., filed suit in the Harris County Texas County Court of Law against its customer Accelerated Telemarketing for a remaining balance of $47 on its contract. Thereafter, Accelerated Telemarketing filed a separate legal action claiming breach of contract, breach of warranty, violation of the Deceptive Trade Practices Act and other claims. The case is in the early stages of discovery, and therefore I-Sector is unable to determine the ultimate costs of this matter. I-Sector believes that this suit is without merit and intends to vigorously contest the suit.

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

7.  INCOME TAX BENEFIT

     On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002. The new law provides for the carryback of net operating losses for any taxable year ending during 2001 and 2002 to each of the 5 tax years preceding the loss year. Previously, a net operating loss was only eligible to be carried back to the 2 years preceding the year of loss. As a result of the change in the carryback period, I-Sector recognized a tax benefit of $1,179 in the three months ended March 31, 2002.

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

Overview

     I-Sector's revenue is derived from three segments. Allstar Solutions, Inc. ("Allstar") provides customers with on-site and carry-in computer repair, application support, operating system and network migration services, turnkey outsourced IT helpdesk solutions, technical staff augmentation for IT helpdesk operations and helpdesk solutions consulting services. Internetwork Experts, Inc. ("INX") focuses on the design, deployment and support of networking infrastructure. INX provides professional services for customers that have large-scale network infrastructure requirements that are Cisco centric. The areas of practice for INX include network design, implementation, turnkey support, security audits and firewall design, network infrastructure management and network infrastructure consulting services. Stratasoft, Inc. ("Stratasoft") develops and markets proprietary software that integrates business telephone systems and networked computer systems. Stratasoft's basic products are sometimes customized to suit a customer's particular needs and are sometimes bundled with computer hardware supplied by us at the customer's request. Stratasoft products include software for call center management, both in-bound and out-bound, as well as interactive voice response software.

     We market our services businesses in Texas from locations in the Houston and Dallas-Fort Worth metropolitan areas. Stratasoft markets its products worldwide through a direct sales force and an authorized dealer network. During the three months ended March 31, 2002, Allstar and INX produced 15.9 and 62.0% of total revenues, while Stratasoft produced 23.6% of total revenues. Gross margin varies substantially between each of these business segments. .

     On November 6, 2001 we determined to exit the IT Staffing business. Effective December 31, 2001, the business was sold to Echelon Staffing, Inc., a corporation owned by our former employee. Under the terms of the sale we received a note for $52, of which $50 was for the ongoing operations and $2 for certain fixed assets relating to this business. The note bears interest at 5% per annum and is collectible in installments based on the total monthly revenue of the buyer over 24 months beginning in March 2002. In the three month period ended December 31, 2001, we recognized a disposal loss of $11 (net of tax of $5), including an estimated loss for the operating results from the measurement date, November 6, 2001 to the closing date of the sale of $37, and estimates for impairment of assets caused by the disposal decision of $34. We retained accounts receivable of $82, net of reserves and liabilities related to the IT Staffing business at December 31, 2001. Retained accounts receivable are $0 at March 31, 2002.

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

     A significant portion of our selling, general and administrative expenses in all of our businesses relate to personnel costs, some of which are variable and others of which are relatively fixed. Our variable personnel costs are substantially comprised of sales commissions, which are typically calculated based upon our gross profit on a particular sales transaction and thus generally fluctuate with our overall gross profit. The remainder of selling, general and administrative expenses are relatively fixed and does not vary in proportion to increases in revenue as directly.

     Special notice regarding forward-looking statements

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to future events or our future financial performance including, but not limited to, statements contained in Item 2. - "Management's Discussion and
Analysis of Financial Condition and Results of Operations." Readers are cautioned that any statement that is not a statement of historical fact, including but not limited to, statements which may be identified by words including, but not limited to, "anticipate," "appear," "believe," "could," "estimate," "expect," "hope," "indicate," "intend," "likely," "may," "might," "plan," "potential," "seek," "should," "will," "would," and other variations or negative expressions thereof, are predictions or estimations and are subject to known and unknown risks and uncertainties. Numerous factors, including factors which we have little or no control over, may affect the I-Sector's actual results and may cause actual results to differ materially from those expressed in the forward-looking statements contained herein. In evaluating such statements, readers should consider the various factors identified in the I-Sector's annual report on Form 10-K, as filed with the Securities and Exchange Commission including matters set forth in Item 1.- "Factors Which May Affect The Future Results Of Operations," which could cause actual events, performance or results to differ materially from those indicated by such statements.

Three Months Ended March 31, 2002 Compared To Three Months Ended March 31, 2001
                             (Dollars in thousands)

     The following table sets forth, for the periods indicated, certain financial data derived from our unaudited consolidated statements of operations for the three months ended March 31, 2002 and 2001. The discussion below relates only to our continuing operations, unless otherwise noted.

                                     Three months ended March 31,

                                                                 2002                    2001
                                                                 ----                    ----
                                                           Amount      %           Amount       %
                                                           ------    -----         ------     -----
Revenue

Allstar                                                  $   1,465    15.9       $   1,216    26.4
  INX                                                        5,713    62.0           1,718    37.3
Stratasoft                                                   2,171    23.6           1,682    36.6
Corporate                                                                               (4)   (0.1)
Elimination                                                   (141)   (1.5)            (11)   (0.2)
                                                           -------   -----         -------   -----
         Total revenue                                       9,208   100.0           4,601   100.0
Gross profit (loss):
Allstar Systems, Inc.                                          315    21.5             136    11.1
  INX                                                          585    10.2               4     0.2
Stratasoft                                                   1,334    61.4             972    57.8
Corporate                                                        0     N/A             (18)    N/A
Elimination                                                      0     0.0               0     0.0
                                                           -------   -----         -------   -----
         Total gross profit                                  2,234    24.3           1,094    23.8
Selling, general and administrative expenses:
Allstar                                                        653    44.6             940    77.3
  INX                                                          789    13.8             608    35.4
Stratasoft                                                   1,011    46.6             746    44.4
Corporate                                                      169     N/A             525     N/A
                                                           -------   -----         -------   -----
         Total selling, general and administrative
         Expenses                                            2,622    28.5           2,819    61.3
Operating (loss) income:
Allstar                                                       (338)  (23.1)           (804)  (66.1)
  INX                                                         (204)   (3.6)           (604)  (35.2)
Stratasoft                                                     323    14.9             226    13.4
Corporate                                                     (169)    N/A            (543)    N/A
                                                           -------   -----         -------   -----
         Total operating (loss) income                        (388)   (4.2)         (1,725)  (37.5)
Interest and other income                                        5     0.0              96     2.1
                                                           -------   -----         -------   -----
Loss before benefit (provision) for income taxes              (383)   (4.2)         (1,629)  (35.4)
Benefit (provision) for income taxes                         1,182    12.8             (37)   (0.8)
                                                           -------   -----         -------   -----
Net income (loss)  from continuing operations                  799     8.6          (1,666)  (36.2)
Discontinued operations:
Net loss from discontinued operations                                                   71     1.5
Gain on disposal                                                 6     0.1
                                                           -------   -----         -------   -----
Net income (loss)                                        $     805     8.7       $  (1,737)  (37.8)
                                                           =======   =====         =======   =====

     TOTAL REVENUE. Total revenue increased by $4,607 (100.1%) to $9,208 in 2002 from $4,601 in 2001.

     Allstar revenue increased by $249 (20.5%) to $1,465 in 2002 from $1,216 in 2001. As a percentage of total revenue Allstar revenue decreased to 15.9% in 2002 from 26.4% in 2001. The increase in Allstar revenue was primarily attributable to increased software product sales in the quarter ended March 31, 2002.

     INX revenue increased by $3,995 (232.5%) to $5,713 in 2002 from $1,718 in 2001. As a percentage of total revenue, INX revenue increased to 62.0% in 2002 from 37.3% in 2001. The increase in INX revenue in the quarter ended March 31, 2002 is directly attributable the achievement of gold status with Cisco, its primary product line manufacturer, which allows INX to purchase directly from Cisco at lower pricing levels and which enhances INX's relationship with Cisco in the areas of lead generation, joint marketing and technical support.

     Stratasoft revenue increased by $489 (29.1%) to $2,171 in 2002 from $1,682 in 2001. Stratasoft revenue, as a percentage of total revenue, decreased to 23.6% in 2002 from 36.6% in 2001. Stratasoft's increased revenues were primarily the result of increased sales in the international sector, better recognition of Stratasoft products in the market place, the expansion of the sales staff and dealer network and to increased advertising and marketing efforts.

     GROSS PROFIT. Gross profit increased by $1,140 (104.2%) to $2,234 in 2002 from $1,094 in 2001. Gross margin increased to 24.3% in 2002 from 23.8% in 2001.

     Allstar gross profit increased by $179 (131.6%) to $315 in 2002 from $136 in 2001. Gross margin for Allstar increased to 21.5% in 2002 from 11.1% in 2001. Allstar cost of service consists primarily of labor cost for which we experienced improved labor utilization in 2002.

     INX gross profit increased $581 (14,525.0%) to $585 in 2002 from $4 in 2001. Gross margin for INX increased to 10.2% in 2002 from 0.2% in 2001. INX's product gross profit has increased $525 to $689 in 2002 from $164 in 2001 due to both sale volume increase and to higher gross margin rates (12.9% in 2002 compared to 11.7% in 2001). INX's labor utilization has improved but not sufficiently to achieve positive gross profit for its service business which produced gross loss of $104 in 2002 as compared to $160 in 2001 with gross margin rates of (27.9%) in 2002 as compared to (49.8%) in 2001.

     Stratasoft gross profit increased by $362 (37.2%) to $1,334 in 2002 from $972 in 2001 as revenue increased by 29.1%. Gross margin for Stratasoft increased to 61.4% in 2002 from 57.8% in 2001. The increased gross profit is consistent with the increased sales volume. Gross margin is also impacted by the mix of sales between systems sales, which include a hardware component, as compared to software only sales, which do not have a hardware cost of goods component. Stratasoft's increased gross margin rates is primarily due to changing the mix of product sales to include a reduced hardware component.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $197 (7.0%) to $2,622 in 2002 from $2,819 in 2001. As a percentage of revenue, these expenses decreased by 32.7%, to 28.5% of revenue in 2002 from 61.3% of revenue in 2001. Overall, our sales compensation was up by $277 in 2002 as compared to 2001, of which $128 was for INX which had a large increase in revenues and $202 was for Stratasoft, offset by a $53 decrease in Allstar. Administrative wages decreased by $260 in 2002 as compared to 2001, primarily due to efforts to reduce overhead at Corporate and throughout the subsidiaries. General office expenses decreased $91 in 2002 as compared to 2001.

     INTEREST AND OTHER INCOME (NET). Interest income decreased by $91 to $5 in 2002 compared to interest income of $96 in 2000, primarily due to the reduction of invested available cash, lower interest rates on invested cash and imputed interest expense of $7.

     DISCONTINUED OPERATIONS. On December 31, 2001 we sold our IT Staffing business. On March 16, 2000 we entered into an agreement to sell certain assets of, and the ongoing operation of, our Computer Products Division. The sale transaction closed on May 19, 2000. During 1999 we sold our Telecom Systems business. As a consequence of these events, the operations of these businesses are reported as discontinued operations. For the quarters ended March 31, 2002 and 2001, respectively, income from discontinuing operations was $0 and $71 (net of taxes of $0 and $37) and the gain on disposal related to these business was $6 and $0, net of taxes of $3 and $0.

     NET INCOME (LOSS). Net income on continuing operations in the quarter ended March 31, 2002 was $799. As a result of the changes in the tax law, we recognized a tax benefit of $1,179 in the quarter ended March 31, 2002. No tax benefit had been recorded for the loss in the three months ended March 31, 2002 because, due to our recurring losses, a valuation allowance was recorded. Net loss on continuing operations in the quarter ended March 31, 2001 was $1,737.

Liquidity and Capital Resources

     Our working capital was $6,750 and $5,983 at March 31, 2002 and December 31, 2001, respectively. As of March 31, 2002, we had outstanding borrowings of $145 and available borrowing base of $2,355 under our Textron Finance Division credit facility. We expect to satisfy our capital requirements from our existing cash balances, collection of our accounts receivables and borrowings under our credit facilities.

Cash Flow

     Operating activities used net cash totaling $1,624 during the three months ended March 31, 2002. Operating activities used net cash during the period primarily due to an increase in accounts receivable of $1,536, to an increase in cost and estimated earnings in excess of billings of $427 and to fund operating losses ($383), and in discontinued activities ($128). These uses were offset by a provision relating to an increase in accounts payable

     Investing activities used cash totaling $42 during the three months ended March 31, 2002 and financing activities used cash totaling $32.

Asset Management

     Our cash flow from operations has been affected primarily by the timing of our collection of accounts receivable. We have typically sold our products and services on short-term credit terms and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. We had accounts receivable, net of allowance for doubtful accounts, of $5,838 and $4,302 at March 31, 2002 and December 31, 2001, respectively.

Current Debt Obligations

     Historically, we have satisfied our cash requirements principally through borrowings under our lines of credit and through operations. On January 31, 2002 we entered into a credit agreement with Textron Financial Corporation ("Textron") for a revolving line of credit (the "Textron Facility"). The total credit available under the Textron facility is $2,500 subject to borrowing base limitations that are generally computed as 80% eligible accounts receivable and 90% of identifiable inventory purchased under this agreement and 40% of all other inventory. We may use up to $500 of the line for working capital advances under approved conditions. Borrowings under the accrue interest at the prime rate plus 2.5% on outstanding balances that extend beyond the vendor approved free interest period and on working capital advances from date of advance. Inventory floor plan borrowings are reflected in accounts payable on the accompanying balance sheets. At March 31, 2002, we had $145 outstanding on inventory floor plan finance borrowings, $0 outstanding on working capital advances and had total credit availability of $2,355.

     This agreement is collaterized by substantially all of our assets except our patent assets. The agreement contains restrictive covenants, which require us to maintain minimum tangible capital funds and a minimum debt to tangible capital funds ratio. At March 31, 2002 we were not in compliance with a certain covenant for which we subsequently received a waiver.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     We incur certain market risks related to interest rate variations because we hold floating rate debt. Based upon the average amount of debt outstanding during the three months ended March 31, 2002, a one-percent increase in interest rates paid by us on our debt would not have resulted in an increase in interest for the period.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In July 2000, Benchmark Research and Technology, Inc. made a verbal claim against I-Sector, claiming that we breached our contract with Benchmark, and that we were negligent and breached various warranties, committed fraud and violated the Deceptive Trade Practices Act. The case was mediated in November 2000 but no agreement was reached. We know of no lawsuit being filed. We believe that the claim is without merit and intend to vigorously contest the demand.

     In October 2000, our wholly-owned subsidiary, Stratasoft, filed suit in the Harris County Texas County Court of Law against its customer Accelerated Telemarketing for a remaining balance of $47 on its contract. Thereafter, Accelerated Telemarketing filed a separate legal action claiming breach of contract, breach of warranty, violation of the Deceptive Trade Practices Act and other claims. The case is in the early stages of discovery, and therefore we are unable to determine the ultimate costs of this matter. We believe that this suit is without merit and intend to vigorously contest the suit.

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

                  I-Sector Corporation.

May 3, 2002       By:      /s/ JAMES H. LONG
                           -----------------
Date              James H. Long, Chief Executive Officer, President and Chairman
                  of the Board

                  By:      /s/ PATRICIA L. WINSTEAD
                           ------------------------
                  Patricia L. Winstead, Vice President and Controller, Chief Accounting Officer