Form 10-Q
period 2002-06-30
I SECTOR CORP
filed 2002-08-14
CIK 1020017

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                                                     WASHINGTON, D.C. 20549
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                                       OR

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

Title                                            Outstanding

Common Stock, $.01 par value per share           As of August 13, 2001
                                                 3,629,525 shares outstanding

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      I-SECTOR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and par value amounts)

                                                           June 30, December 31,
                                                             2002       2001
                                                             (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                            $   1,616   $   3,434
     Accounts receivable, net                                 5,921       4,302
     Accounts receivable - affiliates                           225         250
     Accounts receivable - other                                 56          21
     Notes Receivable                                           901         169
     Inventory                                                  723         587
     Cost and estimated earnings in excess of billings        1,001       1,695
     Income taxes receivable                                  1,330         151
     Other current assets                                       215         302
         Total current assets                                11,988      10,911
Property and equipment                                        1,233       1,226
Intangible assets                                             1,258       1,356
Other assets                                                     54          55
Total                                                     $  14,533   $  13,548

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long term debt                    $     237   $     213
     Accounts payable                                         2,749       1,772
     Billings in excess of cost and estimated earnings           53          72
     Accrued expenses                                         2,118       2,091
     Net liabilities related to discontinued operations         438         654
     Deferred service revenue                                    98         126
         Total current liabilities                            5,693       4,928
Long term debt                                                  306         410
Deferred credit - stock warrants                                195         195

Commitments and contingencies
Stockholders' equity:

     Preferred stock, $.01 par value, 5,000,000 shares
         authorized, no shares issued
     Common stock:
         $.01 par value, 15,000,000 shares authorized,
         4,441,325 and 4,441,325 shares issued at
         June 30, 2002 and December 31, 2001                     44          44
     Additional paid in capital                              10,184      10,184
     Treasury stock (811,800 and 591,800 shares, at cost)
         at June 30, 2002 and December 31, 2001              (1,373)     (1,187)
     Retained earnings                                         (516)     (1,026)
         Total stockholders' equity                           8,339       8,015
Total                                                     $  14,533   $  13,548
                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                    Three Months Ended June 30,

                                                               2002        2001


Total revenue                                             $  10,260   $   5,399
Cost of sales and services                                    8,553       4,119
Gross profit                                                  1,707       1,280
Selling, general and administrative expenses                  2,014       2,544
Operating loss                                                 (307)     (1,264)
Interest and other income                                        (7)         61
Loss from continuing operations before
     benefit for income taxes                                  (314)     (1,203)
Benefit for income taxes                                         (7)       (159)
Net loss from continuing operations                            (307)     (1,044)
Discontinued Operations:
     Net loss from discontinued operations, net of taxes                    (41)
     Gain on disposal, net of taxes                              12         348
Net loss                                                  $    (295)  $    (737)


Net income (loss) per share:
Basic and Diluted:
         Net loss from continuing operations              $  (0.08)   $   (0.26)
         Net loss from discontinued operations                            (0.02)
         Gain on disposal, net of taxes                       0.00         0.09
              Net loss per share                          $  (0.08)   $   (0.19)

Weighted average shares outstanding:

         Basic and Diluted                                3,733,481   3,905,944


                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                      Six Months Ended June 30,

                                                               2002        2001


Total revenue                                             $  19,468   $  10,000
Cost of sales and services                                   15,527       7,626
Gross profit                                                  3,941       2,374
Selling, general and administrative expenses                  4,636       5,363
Operating loss                                                 (695)     (2,989)
Interest and other income                                        (2)        157
Loss from continuing operations before
     (benefit ) for income taxes                               (697)     (2,832)
Benefit for income taxes                                     (1,189)       (122)
Net income (loss)  from continuing operations                   492      (2,710)
Discontinued Operations:
     Net loss from discontinued operations, net of taxes                   (112)
     Gain on disposal, net of taxes                              18         348
Net income (loss)                                         $     510   $  (2,474)


Net income (loss) per share:
Basic:
         Net income (loss) from continuing operations     $    0.13   $   (0.69)
         Net loss from discontinued operations                            (0.03)
         Gain on disposal, net of taxes                        0.00        0.09
              Net income (loss) per share                 $    0.13   $   (0.63)
Diluted:
         Net income (loss) from continuing operations     $    0.13   $   (0.69)
         Net loss from discontinued operations                            (0.03)
         Gain on disposal, net of taxes                        0.00        0.09
              Net income (loss) per share                 $    0.13   $   (0.63)

Weighted average shares outstanding:

         Basic                                            3,791,182   3,926,002
         Diluted                                          3,794,563   3,926,002


                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                               2002        2001

Net income (loss)                                         $     510   $  (2,474)
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Net loss from discontinued operations                                  112
     Gain on disposal of discontinued operations                (18)       (348)
     Depreciation and amortization                              324         300
     Loss on retirement of assets                                15
     Current tax benefit                                        (10)       (179)

Changes in assets and liabilities that provided
     (used) cash:
     Accounts receivable, net                                (1,619)       (418)
     Accounts receivable - affiliates                            25          22
     Accounts receivable - other                                (35)         61
     Inventory                                                 (113)        212
     Income tax receivable                                   (1,179)
     Notes receivable                                          (756)
     Other current assets                                        87          72
     Cost and estimated earnings in excess of billings          694
     Other assets                                                            60
     Accounts payable                                           977        (806)
     Accrued expenses                                            27         573
     Billings in excess of cost and estimated earnings          (19)         70
     Deferred service revenue                                   (28)        (21)

Net cash  used in continuing operating
     activities                                              (1,119)     (2,764)
Net operating activities from discontinued activities          (211)       (319)
     Net cash used in operating activities                   (1,330)     (3,083)

Cash flows from investing activities:

     Acquisition costs                                                      (50)
     Capital expenditures                                      (223)       (136)
     Proceeds from sales of discontinued operations                         525

     Net cash used in investing activities:                    (223)        339

Cash flows from financing activities:

     Purchase of treasury stock                                (186)       (162)
     Payments on long-term debt                                 (80)

     Net cash used in financing activities:                    (266)       (162)

Net decrease in cash and cash equivalents                    (1,818)     (2,906)
Cash and cash equivalents at beginning of period              3,434       8,346
Cash and cash equivalents at end of period                $   1,616   $   5,440
Supplemental disclosures of cash flow information:
     Cash paid for interest                               $       0   $       0
     Cash paid for taxes                                  $       0   $       0


                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     I-Sector Corporation and subsidiaries ("I-Sector") are engaged in the business of providing computer services and of selling associated hardware and telephony software products. I-Sector's operations are conducted through three segments:

o    Allstar Solutions,  Inc. ("Allstar"),  a wholly-owned subsidiary,  provides
     customers  with  turn-key  outsourced  IT  helpdesk   solutions,   helpdesk
     solutions consulting services, on-site and carry-in computer repair, application support, operating system support and network migration services, network support and management, network design and implementation, IT project management, and technical staff augmentation for IT helpdesk operations.

o Internetwork Experts, Inc. ("INX"), a wholly-owned subsidiary, is a network infrastructure professional services provider and an integrator of network infrastructure products manufactured by Cisco Systems, Inc. ("Cisco"). INX's areas of practice include network baseline assessment, network design/architecture, implementation, network security audits and firewall design, network management, project management and knowledge transfer.

o Stratasoft, Inc. ("Stratasoft"), a wholly-owned subsidiary, creates and markets software related to the integration of computer and telephone technologies. Stratasoft's products are designed to improve the efficiency of a professional call center or other type of high volume calling application, for both inbound and outbound calls.

     A substantial portion of I-Sector's sales and services are authorized under arrangements with product manufacturers. I-Sector's operations are dependent upon maintaining its approved status with such manufacturers. Should I-Sector's approved status lapse, revenues and gross profit could be adversely affected.

     The condensed consolidated financial statements presented herein as of and for the three months and six months ended June 30, 2002 and 2001 are unaudited; however, all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, recurring nature. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet at December 31, 2001 is derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Although management believes the disclosures are adequate, certain information and disclosure normally included in the notes to the financial statements has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission.

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

     Revenue Recognition - Revenue from the sale of products is recognized when the product is shipped. Service income is recognized as the services are performed. Revenues resulting from installations of systems including equipment and software for which duration is in excess of three months and that require substantial modification or customization are recognized using the percentage-of-completion method. The percentage of revenue recognized on each contract is determined principally on the basis of the relationship of the cost of work performed on the contract to estimated total costs. Revisions of estimates are reflected in the period in which the facts necessitating the revisions become known; when a contract indicates a loss, a provision is made for the total anticipated loss.

     The following reflects the amounts relating to uncompleted contracts at June 30, 2002 and December 31, 2001:

        Costs incurred on uncompleted contracts           $     730   $     995
        Estimated earnings                                    1,518       1,930

                                                              2,248       2,925
        Less: Billings to date                                1,300       1,158

        Cost and estimated earnings in excess of billings $   1,001   $   1,695
        Billings in excess of cost and estimated earnings $      53   $      72

     Accounting Pronouncements -

     In April 2002, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4,44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, amends SFAS No. 4 and SFAS No. 64, to require that gains and losses from the extinguishments of debt generally be classified within continuing operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and early application is encouraged. The Company does not believe that the adoption of SFAS No. 145 will have a significant impact on its financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force (EITF" Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". This standard requires companies to recognized costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS No. 146 will have a significant impact on its financial statements.

2.   DISCONTINUED OPERATIONS

     On November 6, 2001, I-Sector approved a plan to sell or close its IT Staffing business. A sale was finalized on December 31, 2001. Under the terms of the sale I-Sector received a note receivable for $52, $50 for the ongoing operations of IT Staffing, Inc. and $2 for certain fixed assets of I-Sector. The note receivable bears interest at 5% per annum and is collectible in installments based on the total monthly revenue of the buyer over 24 months beginning in March, 2002. A disposal loss, including an estimate of the operating results from the measurement date, November 6, 2001 to the closing date of the sale of $17, and estimates for impairment of assets caused by the disposal decision of $43, totaling $11 (net of income tax savings of $5), was recognized in 2001. A loss of $1 (net of tax benefit of $1) recognized in the quarter ended June 30, 2002. I-Sector has retained accounts receivable of $82 and $0, net of reserves, at December 31, 2001 and June 30, 2002, respectively. The balance sheet caption "Net Liabilities related to discontinued operations" contains $80 and $37 at December 31, 2001 and June 30, 2002, respectively.

     Previously, on March 16, 2000, I-Sector entered into an agreement to sell certain assets of and the ongoing operations of its Computer Products Division. The sale transaction closed on May 19, 2000 after shareholder and other required consents were obtained. Additionally on November 2, 1999, I-Sector approved a plan to sell or close its Telecom Division and that business was sold on March 16, 2000.

     During the quarter  ended June 30,  2002,  I-Sector  recognized  a net gain
(loss) on disposal of these three businesses as follows:

         IT Staffing, Inc. (net of tax benefit of $1)                 $ (1)
         Computer Products Division (net of taxes of $4)                 8
         Telecom Division (net of tax of $3)                             5

         Net gain on disposal                                         $ 12

     The balance sheet caption "Net Liabilities related to discontinued operations" contains $438 and $654 at June 30, 2002 and December 31, 2001, respectively, of estimated future expenses related to the winding up of the IT Staffing business, the Telecom Division and the Computer Products Division, and includes amounts related to settlement of pending litigation and to Telecom warranties.

3.   SEGMENT INFORMATION

     I-Sector has four reportable segments: Allstar, INX, Stratasoft and Corporate. Corporate is not an operating segment. The accounting policies of the business segments are the same as those for I-Sector. I-Sector evaluates performance of each segment based on operating income. Management views accounts receivable and inventory and not total assets in their decision-making. Inter-segment sales and transfers are not significant and are shown in the Elimination column in the following table. The tables below show the results of the four reportable segments:


For the quarter ended June 30, 2002:
                                             Allstar      INX    Stratasoft Corporate Elimination Consolidated

Total  revenue                               $ 1,227    $ 7,430    $ 1,657    $          $   (54)   $10,260
Cost of sales and services                       914      6,822        871                   (54)     8,553
Gross profit                                     313        608        786                     0      1,707
Selling, general and
     administrative expenses                     501        691        675        147          0      2,014
Operating (loss) income                      $  (188)   $   (83)   $   111    $  (147)   $     0       (307)
Interest and other income                                                                                (7)
Loss before benefit for income tax                                                                     (314)
Benefit for income tax                                                                                   (7)
Net loss from continuing operations                                                                    (307)
Net gain on disposal, net of taxes                                                                       12
Net loss                                                                                            $  (295)

Accounts receivable, net                     $   717    $ 4,080    $ 1,122    $     2    $     0    $ 5,921
Inventory                                    $    63    $   168    $   492    $     0    $     0    $   723

For the quarter ended June 30, 2001:

                                             Allstar      INX   Stratasoft Corporate Elimination  Consolidated

Total  revenue                               $ 1,178    $ 2,646    $ 1,590    $     1    $   (16)   $ 5,399
Cost of sales and services                       982      2,326        826        (14)        (1)     4,119
Gross profit (loss)                              196        320        764         15        (15)     1,280
Selling, general and
     administrative expenses                     741        783        653        382        (15)     2,544
Operating (loss) income                      $  (545)   $  (463)   $   111    $  (367)   $     0     (1,264)
Interest and other income                                                                                61
Loss before provision for income tax                                                                 (1,203)
Benefit for income tax                                                                                 (159)
Net loss from continuing operations                                                                  (1,044)
Net loss from discontinued operations,
     net of taxes                                                                                       (41)
Net gain on disposal, net of taxes                                                                      348
Net loss                                                                                            $  (737)

Accounts receivable, net                     $   812    $ 1,856    $ 1,992    $    (4)   $     0    $ 4,656
Accounts receivable retained from
     discontinued operations, net                                                                       235
Total accounts receivable, net                                                                      $ 4,891
Inventory                                    $    61    $    84    $   545    $     0    $     0    $   690
Inventory retained from discontinued
     operations                                                                                           2
Total Inventory                                                                                     $   692

For the six months ended June 30, 2002:

                                             Allstar      INX   Stratasoft Corporate Elimination Consolidated

Total  revenue                               $ 2,692    $13,143    $ 3,828    $          $  (195)   $19,468
Cost of sales and services                     2,064     11,950      1,708                  (195)    15,527
Gross profit                                     628      1,193      2,120                     0      3,941
Selling, general and
     administrative expenses                   1,154      1,480      1,686        316          0      4,636
Operating (loss) income                      $  (526)   $  (287)   $   434    $  (316)   $     0       (695)
Interest and other income                                                                                (2)
Loss before benefit for income tax                                                                     (697)
Benefit for income tax                                                                               (1,189)
Net income from continuing operations                                                                   492
Net gain on disposal, net of taxes                                                                       18
Net income                                                                                          $   510

For the six months ended June 30, 2001:

                                             Allstar      INX   Stratasoft Corporate Elimination Consolidated

Total  revenue                               $ 2,394$     4,364    $ 3,272    $    (3)   $   (27)   $10,000
Cost of sales and services                     2,062      4,040      1,536                   (12)     7,626
Gross profit (loss)                              332        324      1,736         (3)       (15)     2,374
Selling, general and
     administrative expenses                   1,681      1,391      1,399        907        (15)     5,363
Operating (loss) income                      $(1,349)   $(1,067)   $   337    $  (910)   $     0     (2,989)
Interest and other income                                                                               157
Loss before provision for income tax                                                                 (2,832)
Benefit for income tax                                                                                 (122)
Net loss from continuing operations                                                                  (2,710)
Net loss from discontinued operations,
     net of taxes                                                                                      (112)
Net gain on disposal, net of taxes                                                                      348
Net loss                                                                                            $(2,474)

International sales accounted for $716 or 7.0% and $1,458 or 7.5% of consolidated revenues and 43.2% and 45.7% of the Stratasoft segment revenues in the three months and six months ended June 30, 2002, respectively. In the three months and six months ended June 30, 2001 international sales accounted for $204 or 3.8% and $478 or 1.8% of consolidated revenues and 12.8% and 14.6% of the Stratasoft segment revenues. International sales are derived from Southern Asia, Africa, United Kingdom and Canada.

The following table represents the reconciliation of products and services included in total revenues:

                     Reconciliation of Products and Services

                                                Three Months Ended June 30,
                                                 2002              2001

   Product revenue                           $ 8,924           $  3,784
  Service revenues                             1,336              1,615

    Total revenues                           $10,260           $  5,399


                                                 Six Months Ended June 30,
                                                2002               2001

   Product revenue                           $16,563           $  6,917
  Service revenues                             2,905              3,083

    Total revenues                           $19,468           $ 10,000


4.   EARNINGS PER SHARE

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

     The potentially dilutive options of 30,817 for the three months ended June 30, 2002 were not used in the calculation of diluted earnings since the effect of potentially dilutive securities in computing a loss per share is antidilutive. The potentially dilutive options totaling 1,190 for the six months ended June 30, 2002 were calculated under the treasury stock method.

     There were warrants to purchase 176,750 shares of common stock for the three months and six ended June 30, 2002 and 2001 which were not included in computing diluted earnings per share because the inclusion would have been antidilutive.

5.   CURRENT DEBT OBLIGATIONS

     On September 27, 2001, Stratasoft, a subsidiary of I-Sector, signed a note payable to a third party for $725, payable in monthly installments through February 2007. The note does not bear interest and I-Sector has imputed interest at 5.5% to record the debt and related patent asset and has recorded interest of $8 and $16 in the three months and six months ended June 30, 2002. This note is collaterized by Stratasoft's patent assets and Stratasoft has granted a security interest to its pending patent application and the next two patent applications filed by Stratasoft. In connection with this note payable, I-Sector has reported short-term debt maturing within one year of $224 and long-term debt of $289 at June 30, 2002.

     In October 2001, I-Sector signed a non-interest bearing note payable for $39 payable in monthly installments through October 2004. In connection with this note payable, I-Sector has reported short-term debt maturing within one year of $13 and long-term debt of $17 at June 30, 2002.

     On January 31, 2002 I-Sector entered into a credit agreement with Textron Financial Corporation ("Textron") for a revolving line of credit (the "Textron Facility"). The initial total credit available under the Textron facility was $2,500 subject to borrowing base limitations that are generally computed as 80% of eligible accounts receivable, and 90% of identifiable inventory purchased under this agreement and 40% of all other inventory. On June 19, 2002 Textron increased the total credit available under the Textron facility to $4,000. In connection with the increase in the credit line, a modification was made to the borrowing base limitations that restricted the eligibility of accounts receivable for collateralization by disallowing as eligible any customer's receivables in their entirety that have balances over 90 days old and that exceed 25% of their total balance. I-Sector may use up to $500 of the line for working capital advances under approved conditions. Borrowings accrue interest at the prime rate plus 2.5% on outstanding balances that extend beyond the vendor approved free interest period and on working capital advances from date of advance. This agreement is collaterized by substantially all of I-Sector's assets except its patent assets. The agreement contains restrictive covenants, which require us to maintain minimum tangible capital funds and a minimum debt to tangible capital funds ratio. At June 30, 2002 I-Sector was in compliance its loan covenants. Inventory floor plan borrowings are reflected in accounts payable on the accompanying balance sheets. At June 30, 2002, I-Sector had $337 outstanding on inventory floor plan finance borrowings, $0 outstanding on working capital advances and had total credit availability of $3,663.

6.   LITIGATION

     In July 2000, Benchmark Research and Technology, Inc. made a verbal claim against I-Sector, claiming that I-Sector breached its contract with Benchmark, and that I-Sector was negligent and breached various warranties, committed fraud and violated the Deceptive Trade Practices Act. The case was mediated in November 2000 but no agreement was reached. I-Sector knows of no lawsuit being filed. In July, 2002 Benchmark offered to settle with I-Sector for $40 and I-Sector is studying the offer. In the event that the settlement is not accepted, I-Sector intends to vigorously contest the demand.

     In October 2000, I-Sector's wholly-owned subsidiary, Stratasoft, Inc., filed suit in the Harris County Texas County Court of Law against its customer Accelerated Telemarketing for a remaining balance of $47 on its contract. Thereafter, Accelerated Telemarketing filed a separate legal action claiming breach of contract, breach of warranty, violation of the Deceptive Trade
Practices Act and other claims. In July 2002, Stratasoft and Accelerated Telemarketing reached agreement in principle to settle the legal actions pending. Such settlement agreement is anticipated to have no future impact to net income.

     In October 2001, Inacom Corp. wrote a demand letter claiming that I-Sector owed the sum of approximately $570 to Inacom as a result of Inacom's termination of a Vendor Purchase Agreement between Inacom and I-Sector. I-Sector is unaware of a formal lawsuit being filed, although one has been threatened. I-Sector believes that the demand is without merit and intends to vigorously contest the demand.

     I-Sector had filed a claim to collect on a note receivable from E Z Talk Communications ("E Z Talk") and had recently entered into arbitration discussions with E Z Talk. In July, 2002 E Z Talk filed a lawsuit to set aside the arbitration and claiming damages of $250. I-Sector intends to vigorously contest the suit.

     I-Sector is also party to other litigation and claims which management believes are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, I-Sector believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

7.   INCOME TAX BENEFIT

     On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002. The new law provides for the carryback of net operating losses for any taxable year ending during 2001 and 2002 to each of the 5 tax years preceding the loss year. Previously, a net operating loss was only eligible to be carried back to the 2 years preceding the year of loss. As a result of the change in the carryback period, I-Sector recognized a tax benefit of $1,179 in the six months ended June 30, 2002. On July 26, 2002 the Company received $1,123 in tax refunds.

8.   RELATED PARTY TRANSACTIONS

     I-Sector has from time to time made payments on behalf of Allstar Equities, Inc., a Texas corporation ("Equities"), which is wholly-owned by its President and Chief Executive Officer, on his behalf personally, for taxes, property and equipment. Effective on December 1, 1999 a note payable by Equities was signed for $336 for 60 monthly installments of $7. The note bears interest at 9% per year. At June 30, 2002 and December 31, 2001, the Company's receivables from Equities amounted to approximately $122 and $159, respectively. Additionally, from time to time the Company has made payments to unrelated parties, primarily for use of a credit card, for transactions that either wholly or partially benefit the Company's President and Chief Executive Officer and which therefore are accounted for as indebtedness from him to the Company and on which he pays interest of 6% per annum on the average outstanding balance. The balance of approximately $95 and $80 is included in the Company's balance sheet and reported as part of Accounts receivable - affiliates at June 30, 2002 and December 31, 2001, respectively.

     In order to comply with the Sarbanes-Oxley Act of 2002, the Company has determined that the payments for the President and Chief Executive Officer's use of a credit card for transactions that wholly or partially benefit him may be deemed to constitute a demand loan. Therefore, in order to be in complete compliance, the Company has recently made a demand for repayment of the such balances related to the President and CEO's personal credit card usage, which is discussed above and is classified in Accounts Receivable - affiliates in the Company's balance sheet at June 30, 2002 and December 31, 2001.

     The Company leases office space from Equities. On December 1, 1999 Equities purchased the Company's corporate office building and executed a direct lease with us with an expiration date of December 31, 2004. In conjunction with Equities obtaining new financing on the building, a new lease was executed with the Company on February 1, 2002 with an expiration date of January 31, 2007. The new lease has rental rates reduced from $37,692 to $37,192 per month.

     From time to time I-Sector obtains an independent survey of real estate rental rates and consult with real estate consulting firms to determine market rates of facilities that are comparable to the Houston headquarters facility. The Company believes that the rental rate and other terms of our lease from Equities are at least as favorable as those that could be obtained in an arms-length transaction with an unaffiliated third party.

     The Company furnishes a company-owned automobile for the President and Chief Executive Officer's business and personal use.

     From time to time I-Sector makes short-term loans and travel advances to its employees. The balance of approximately $8 and $11 relating to these loans and advances is included in the Company's balance sheet and reported as part of Accounts receivable - affiliates at June 30, 2002 and December 31, 2001, respectively.

     Each of I-Sector's subsidiaries has a stock incentive plan in place. One of the subsidiaries has granted to certain employees and to management of such subsidiary as an incentive award. Under its plan such options vest ratably over three to five years. The quantity of incentive options granted to management personnel are determined based on the percentage of predetermined financial goals that they attain. Any unvested stock options vest immediately upon the occurrence of a liquidity event for that subsidiary. The options expire ten years after the grant date if they are not exercised. The stock option grants are subject to dilution when I-Sector purchases additional shares of the subsidiary stock in order to keep the subsidiary capitalized. At June 30, 2002, 5,449,500 options granted by that subsidiary are outstanding with an issue price of $ .01, which represents potential dilution of I-Sectors investment in that subsidiary of 22.9%.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATION

                              I-SECTOR CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements, including the notes thereto included elsewhere in this Form 10-Q and our Form 10-K, previously filed with the Securities and Exchange Commission. All monetary amounts discussed in Items 2 through 5 are in thousands.

Overview

     Our revenue is derived from three segments. Allstar Solutions, Inc. ("Allstar") provides customers with on-site and carry-in computer repair, application support, operating system and network migration services, turnkey outsourced IT helpdesk solutions, technical staff augmentation for IT helpdesk operations and helpdesk solutions consulting services. Internetwork Experts, Inc. ("INX") focuses on the design, deployment and support of networking infrastructure. INX provides professional services for customers that have large-scale network infrastructure requirements that are Cisco centric. The areas of practice for INX include network design, implementation, turnkey support, security audits and firewall design, network infrastructure management and network infrastructure consulting services. Stratasoft, Inc. ("Stratasoft") develops and markets proprietary software that integrates business telephone systems and networked computer systems. Stratasoft's basic products are sometimes customized to suit a customer's particular needs and are sometimes bundled with computer hardware supplied by us at the customer's request. Stratasoft products include software for call center management, both in-bound and out-bound, as well as interactive voice response software.

     Allstar and INX market our services to businesses in Texas from locations in the Houston and Dallas-Fort Worth metropolitan areas. Stratasoft markets its products worldwide through a direct sales force and an authorized dealer network. During the three months ended June 30, 2002, Allstar and INX produced 12.0% and 72.4% of total revenues, while Stratasoft produced 16.1% of total revenues. During the six months ended June 30, 2002, Allstar and INX produced 13.8% and 67.5% of total revenues, while Stratasoft produced 19.7% of total revenues. Gross margin varies substantially between each of these business segments.

     On November 6, 2001 we determined to exit the IT Staffing business. Effective December 31, 2001, the business was sold to Echelon Staffing, Inc., a corporation formed by the former President of It Staffing. Under the terms of the sale we received a note for $52, of which $50 was for the ongoing operations and $2 for certain fixed assets relating to this business. The note bears interest at 5% per annum and is collectible in installments based on the total monthly revenue of the buyer over 24 months beginning in March 2002. In the three month period ended December 31, 2001, we recognized a disposal loss of $11 (net of tax of $5), including an estimated loss for the operating results from the measurement date, November 6, 2001 to the closing date of the sale of $37, and estimates for impairment of assets caused by the disposal decision of $34. We retained accounts receivable of $82, net of reserves and liabilities related to the IT Staffing business at December 31, 2001. Retained accounts receivable are $0 at June 30, 2002.

     Our ability to attract and retain qualified professional and technical personnel is critical to the success of all of our services operations. The most significant portion of the costs associated with the delivery of services is personnel costs. Therefore, in order to be successful, our billable rates must be in excess of the personnel costs and our margin is dependent upon maintaining high utilization of our service personnel. In addition, the competition for high quality personnel has generally intensified, causing both our and other service provider's personnel costs to increase. In markets where we do not maintain branch offices, we often subcontract for necessary technical personnel.

     A significant portion of our cost of services for each of our service businesses is comprised of labor. Labor cost related to permanent employees has a somewhat fixed nature such that higher levels of service revenue produces higher gross margin while lower levels of service revenue produces less gross margin. Management of labor cost is important in order to prevent erosion of gross margin.

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

     Special notice regarding forward-looking statements

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to future events or our future financial performance including, but not limited to, statements contained in Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned that any statement that is not a statement of historical fact, including but not limited to, statements which may be identified by words including, but not limited to, "anticipate," "appear," "believe," "could," "estimate," "expect," "hope," "indicate," "intend," "likely," "may," "might," "plan," "potential," "seek," "should," "will," "would," and other variations or negative expressions thereof, are predictions or estimations and are subject to known and unknown risks and uncertainties. Numerous factors, including factors that we have little or no control over, may affect the I-Sector's actual results and may cause actual results to differ materially from those expressed in the forward-looking statements contained herein. In evaluating such statements, readers should consider the various factors identified in the I-Sector's annual report on Form 10-K, as filed with the Securities and Exchange Commission including the matters set forth in Item 1.- "Factors Which May Affect The Future Results Of Operations," which could cause actual events, performance or results to differ materially from those indicated by such statements.

Three Months Ended June 30, 2002 Compared To Three Months Ended June 30, 2001


     The following table sets forth, for the periods indicated, certain financial data derived from our unaudited consolidated statements of operations for the three months ended June 30, 2002 and 2001. The discussion below relates only to our continuing operations, unless otherwise noted.

                                                Three months ended June 30,
                                                   2002             2001
                                              Amount      %     Amount     %
Revenue

Allstar                                      $ 1,227     12.0  $ 1,178     21.8
  INX                                          7,430     72.4    2,646     49.0
Stratasoft                                     1,657     16.1    1,590     29.4
Corporate                                                            1      0.0
Elimination                                      (54)    (0.5)     (16)    (0.2)
         Total revenue                        10,260    100.0    5,399    100.0
Gross profit (loss):
Allstar Systems, Inc.                            313     25.5      196     16.6
  INX                                            608      8.2      320     12.1
Stratasoft                                       786     47.4      764     48.1
Corporate                                          0      N/A       15      N/A
Elimination                                        0      0.0      (15)    93.8
         Total gross profit                    1,707     16.6    1,280     23.7
Selling, general and administrative expenses:
Allstar                                          501     40.8      741     62.9
  INX                                            691      9.3      783     29.6
Stratasoft                                       675     40.8      653     41.1
Corporate                                        147      N/A      382      N/A
Elimination                                        0      0.0      (15)    93.8
         Total selling, general and
         administrative Expenses               2,014     19.6    2,544     47.1
Operating (loss) income:
Allstar                                         (188)   (15.3)    (545)   (46.3)
INX                                              (83)    (1.1)    (463)   (17.5)
Stratasoft                                       111      6.7      111      7.0
Corporate                                       (147)     N/A     (367)     N/A
         Total operating (loss) income          (307)    (3.0)  (1,264)   (23.4)
Interest and other income                          7     (0.1)      61      1.1
Loss before benefit for income taxes            (314)    (3.1)  (1,203)   (22.3)
Benefit for income taxes                          (7)    (0.1)    (159)    (2.9)
Net loss  from continuing operations            (307)    (3.0)  (1,044)   (19.3)
Discontinued operations:
Net loss from discontinued operations                              (41)    (0.8)
Gain on disposal                                  12      0.1      348      6.4
Net loss                                     $  (295)    (2.9) $  (737)   (13.7)

     TOTAL REVENUE. Total revenue, net of intercompany eliminations, increased by $4,861 (90.0%) to $10,260 in 2002 from $5,399 in 2001.

     Allstar revenue increased by $49 (4.2%) to $1,227 in 2002 from $1,178 in 2001. As a percentage of total revenue Allstar revenue decreased to 12.0% in 2002 from 21.8% in 2001. The increase in Allstar revenue was primarily attributable to increased software product sales in the quarter ended June 30, 2002.

     INX revenue increased by $4,784 (180.8%) to $7,430 in 2002 from $2,646 in 2001. As a percentage of total revenue, INX revenue increased to 72.4% in 2002 from 49.0% in 2001. Of the increase in revenues, $3,271 was attributed to the Houston office where INX put in place new management and new sales team, and $1,513 was attributed to the Dallas office. The achievement of gold status with Cisco, its primary product line manufacturer, which allows INX to purchase directly from Cisco at lower pricing levels and which enhances INX's relationship with Cisco in the areas of lead generation, joint marketing and technical support also contributed to increased sales volume for the overall company. While INX expects continued revenue growth, it does not anticipate the same growth rate it experienced in the three months ended June 30, 2002.

     Stratasoft revenue increased by $67 (4.2%) to $1,657 in 2002 from $1,590 in 2001. Stratasoft revenue, as a percentage of total revenue, decreased to 16.1% in 2002 from 29.4% in 2001. Stratasoft's increased revenues were primarily the result of increased sales in the international sector, better recognition of Stratasoft products in the market place, the expansion of the sales staff and dealer network and to increased advertising and marketing efforts. Stratasoft's international sales accounted for 43.2% of Stratasoft's revenues in the quarter ended June 30, 2002 as compared to 12.8% in the same quarter of 2001.

     GROSS PROFIT. Gross profit increased by $427 (33.4%) to $1,707 in 2002 from $1,280 in 2001. Gross margin decreased to 16.6% in 2002 from 23.8% in 2001.

     Allstar gross profit increased by $117 (59.7%) to $313 in 2002 from $196 in 2001. Gross margin for Allstar increased to 25.5% in 2002 from 16.6% in 2001. Allstar cost of service consists primarily of labor cost for which we experienced improved labor utilization in 2002.

     INX gross profit increased $288 (90.0%) to $608 in 2002 from $320 in 2001. Gross margin for INX decreased to 8.2% in 2002 from 12.1% in 2001. INX's product gross profit has increased $369 to $706 in 2002 from $337 in 2001 due to both sales volume increase offset by lower gross margin rates (9.8% in 2002 compared to 15.7% in 2001). INX's gross profit on its service component decreased to a loss of $98 in 2002 as compared to $17 in 2001 with gross margin rates of (38.9%) in 2002 as compared to (3.4%) in 2001. The cause of the 2002 loss is primarily due to customers delaying planned service projects.

     Stratasoft gross profit increased by $22 (2.9%) to $786 in 2002 from $764 in 2001 as revenue increased by 4.2%. Gross margin for Stratasoft decreased to 47.4% in 2002 from 48.1% in 2001. The increased gross profit is consistent with the increased sales volume. Gross margin is also impacted by the mix of sales between systems sales, which include a hardware component, as compared to software only sales, which do not have a hardware cost of goods component. Stratasoft's decreased gross margin rate is primarily due to changing the mix of product sales to include a reduced hardware component.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $530 (20.8%) to $2,014 in 2002 from $2,544 in 2001. As a percentage of revenue, these expenses decreased by 27.5%, to 19.6% of revenue in 2002 from 47.1% of revenue in 2001. Bad debt expense decreased by $237 and legal expense decreased by $129 in 2002 as compared to 2001. Overall, our sales compensation was down by $69 in 2002 as compared to 2001. Administrative wages decreased by $58 in 2002 as compared to 2001, primarily due to efforts to reduce overhead at Corporate and throughout the subsidiaries. General office expenses decreased $43 in 2002 as compared to 2001.

     INTEREST AND OTHER INCOME (NET). Interest income decreased by $46 to $15 in 2002 compared to interest income of $61 in 2001, primarily due to the reduction of invested available cash, lower interest rates on invested cash. Additionally, imputed interest expense of $8 and loss on disposition of assets of $14 were incurred in 2002 as compared to $0 in 2001.

     DISCONTINUED OPERATIONS. On December 31, 2001 we sold our IT Staffing business. On March 16, 2000 we entered into an agreement to sell certain assets of, and the ongoing operation of, our Computer Products Division. The sale transaction closed on May 19, 2000. During 1999 we sold our Telecom Systems business. As a consequence of these events, the operations of these businesses are reported as discontinued operations. For the quarters ended June 30, 2002 and 2001, respectively, loss from discontinuing operations was $0 and $41 (net of tax benefit of $0 and $18) and the gain on disposal related to these business was $12 and $348, net of taxes of $7 and $179.

     NET INCOME (LOSS). Net loss on continuing operations in the quarters ended June 30, 2002 and 2001 was $307 and $1,044, respectively. No tax benefit had been recorded for the loss in the three months ended June 30, 2002 and 2001 because, due to our recurring losses, a valuation allowance was recorded.

Six Months Ended June 30, 2002 Compared To Six Months Ended June 30, 2001

     The following table sets forth, for the periods indicated, certain financial data derived from our unaudited consolidated statements of operations for the six months ended June 30, 2002 and 2001. The discussion below relates only to our continuing operations, unless otherwise noted.

                                                   Six months ended June 30,
                                                   2002              2001
                                              Amount     %      Amount     %
Revenue

Allstar                                      $ 2,692     13.8  $ 2,394     23.9
  INX                                         13,143     67.5    4,364     43.6
Stratasoft                                     3,828     19.7    3,272     32.7
Corporate                                                           (3)    (0.0)
Elimination                                     (195)    (1.0)     (27)    (0.2)
         Total revenue                        19,468    100.0   10,000    100.0
Gross profit (loss):
Allstar Systems, Inc.                            628     23.3      332     13.9
  INX                                          1,193      9.1      324      7.4
Stratasoft                                     2,120     55.4    1,736     53.1
Corporate                                          0      N/A       (3)     N/A
Elimination                                        0      0.0      (15)   (55.6)
         Total gross profit                    3,941     20.2    2,374     23.7
Selling, general and administrative expenses:
Allstar                                        1,154     42.9    1,681     70.2
  INX                                          1,480     11.3    1,391     31.9
Stratasoft                                     1,686     44.0    1,399     42.8
Corporate                                        316      N/A      907      N/A
Elimination                                        0      0.0      (15)   (55.6)
         Total selling, general and
         administrative Expenses               4,636     23.8    5,363     57.6
Operating (loss) income:
Allstar                                         (526)   (19.5)  (1,349)   (56.3)
  INX                                           (287)    (2.2)  (1,067)   (24.5)
Stratasoft                                       434     11.3      337     10.3
Corporate                                       (316)     N/A     (910)     N/A
         Total operating (loss) income          (695)    (3.6)  (2,989)   (29.9)
Interest and other income                          2      0.0      157      1.6
Loss before benefit for income taxes            (697)    (3.6)  (2,832)   (28.3)
Benefit for income taxes                      (1,189)    (6.1)    (122)    (1.2)
Net income (loss) from continuing operations     492      2.5   (2,710)   (27.1)
Discontinued operations:
Net loss from discontinued operations                             (112)    (1.1)
Gain on disposal                                  18      0.1      348      3.5
Net income (loss)                            $   510      2.6  $(2,474)   (24.7)

     TOTAL REVENUE. Total revenue increased by $9,468 (94.7%) to $19,468 in 2002 from $10,000 in 2001.

     Allstar revenue increased by $298 (12.4%) to $2,692 in 2002 from $2,394 in 2001. As a percentage of total revenue Allstar revenue decreased to 13.8% in 2002 from 23.9% in 2001. The increase in Allstar revenue was primarily attributable to increased software product sales in the six months ended June 30, 2002.

     INX revenue increased by $8,779 (201.2%) to $13,143 in 2002 from $4,364 in 2001. As a percentage of total revenue, INX revenue increased to 67.5% in 2002 from 43.6% in 2001. Of the increase in revenues, $6,213 was attributed to the Houston office where INX put in place new management and new sales team, and $2,566 was attributed to the Dallas office. The achievement of gold status with Cisco, its primary product line manufacturer, which allows INX to purchase directly from Cisco at lower pricing levels and which enhances INX's relationship with Cisco in the areas of lead generation, joint marketing and technical support also contributed to increased sales volume for the overall company. While INX does expect continued revenue growth, it is not anticipated that its growth will be at the same rate as it has experience in the six month period ended June 30, 2002.

     Stratasoft revenue increased by $556 (17.0%) to $3,828 in 2002 from $3,272 in 2001. Stratasoft revenue, as a percentage of total revenue, decreased to 19.7% in 2002 from 32.7% in 2001. Stratasoft's increased revenues were primarily the result of increased sales in the international sector, better recognition of Stratasoft products in the market place, the expansion of the sales staff and dealer network and to increased advertising and marketing efforts. Stratasoft's international sales accounted for 38.1% of Stratasoft's revenues in the six months ended June 30, 2002 as compared to 14.6% in the same six months of 2001.

     GROSS PROFIT. Gross profit increased by $1,567 (66.0%) to $3,941 in 2002 from $2,374 in 2001. Gross margin decreased to 20.2% in 2002 from 23.7% in 2001.

     Allstar gross profit increased by $296 (89.2%) to $628 in 2002 from $332 in 2001. Gross margin for Allstar increased to 23.3% in 2002 from 13.9% in 2001. Allstar cost of service consists primarily of labor cost for which we experienced improved labor utilization in 2002.

     INX gross profit increased $869 (268.2%) to $1,193 in 2002 from $324 in 2001. Gross margin for INX increased to 9.1% in 2002 from 7.4% in 2001. INX's product gross profit increased due to both sales volume increase offset by lower gross margin rates. INX's gross profit on its service component decreased to a loss of $203 in 2002 as compared to a loss of $176 in 2001 with gross margin rates of (32.3%) in 2002 as compared to (21.4%) in 2001. The cause of the 2002 loss is primarily due to customers delaying planned service projects.

     Stratasoft gross profit increased by $384 (22.1%) to $2,120 in 2002 from $1,736 in 2001 as revenue increased by 17.0%. Gross margin for Stratasoft increased to 55.4% in 2002 from 53.1% in 2001. The increased gross profit is consistent with the increased sales volume. Gross margin is also impacted by the mix of sales between systems sales, which include a hardware component, as compared to software only sales, which do not have a hardware cost of goods component. Stratasoft's increased gross margin rate is primarily due to changing the mix of product sales to include a reduced hardware component.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $727 (13.6%) to $4,636 in 2002 from $5,363 in 2001. As a percentage of revenue, these expenses decreased by 33.8%, to 23.8% of revenue in 2002 from 57.6% of revenue in 2001. Bad debt expense decreased by $46 and legal expense decreased by $161 in 2002 as compared to 2001. Overall, our sales compensation was up by $202 in 2002 as compared to 2001. Administrative wages, contract labor and benefits decreased by $447, general office expenses decreased by $124, employee education decreased by $74, utilities decreased by $40, auto expenses decreased by $21 and travel decreased by $15 in 2002 as compared to 2001, primarily due to efforts to reduce overhead at Corporate and throughout the subsidiaries.

     INTEREST AND OTHER INCOME (NET). Interest income decreased by $126 to $27 in 2002 compared to interest income of $153 in 2001, primarily due to the reduction of invested available cash, lower interest rates on invested cash. Additionally, imputed interest expense of $15 and loss on disposition of assets of $16 were incurred in 2002 as compared to $0 in 2001.

     DISCONTINUED OPERATIONS. On December 31, 2001 we sold our IT Staffing business. On March 16, 2000 we entered into an agreement to sell certain assets of, and the ongoing operation of, our Computer Products Division. The sale transaction closed on May 19, 2000. During 1999 we sold our Telecom Systems business. As a consequence of these events, the operations of these businesses are reported as discontinued operations. For the six months ended June 30, 2002 and 2001, respectively, loss from discontinuing operations was $0 and $112 (net of tax benefit of $0 and $55) and the gain on disposal related to these business was $18 and $348, net of taxes of $10 and $179.

     NET INCOME (LOSS). Net income on continuing operations in the six months ended June 30, 2002 was $492. The net loss for the six months ended June 30, 2001 was $2,710. No tax provision (benefit) had been recorded for the six months ended June 30, 2002 and 2001 because, due to our recurring losses, a valuation allowance was recorded.

Liquidity and Capital Resources

     Our working capital was $6,295 and $5,983 at June 30, 2002 and December 31, 2001, respectively. As of June 30, 2002, we had outstanding inventory floor plan financings of $337 and available borrowing base of $3,663 under our Textron Finance Division credit facility. We expect to satisfy our capital and debt requirements from our existing cash balances, cash generated by our operations through collection of our accounts receivables and borrowings under our credit facilities.

Cash Flow

     Operating activities used net cash totaling $1,330 during the six months ended June 30, 2002. Operating activities used net cash during the period primarily due to an increase in accounts receivable of $1,619, increase in income tax receivable of $1,179, and increase in notes receivable of $756 and an increase in inventory of $113, offset by a decrease in cost and estimated earnings in excess of billings of $694, and a increase in accounts payable of $977. Additionally, the uses of cash were offset by cash produced from continuing operations of $795 and used by discontinued operations of $179.

     Investing activities used cash totaling $223 during the six months ended June 30, 2002 and financing activities used cash totaling $266.

Asset Management

     Our cash flow from operations has been affected primarily by the timing of our collection of accounts receivable. We have typically sold our products and services on short-term credit terms and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. We had accounts receivable, net of allowance for doubtful accounts, of $4,302 and $5,921 at June 30, 2002 and December 31, 2001, respectively. We have a note receivable from Echelon Staffing, Inc., a corporation formed by the former President of It Staffing. The balance on the note at June 30, 2002 is $49. Collections on the note as contingent on the operating revenues of Echelon. We intend to monitor the note and will record a reserve if and when it appears to be uncollectible.

Current Debt Obligations

     Historically, we have satisfied our cash requirements principally through borrowings under our lines of credit and through operations. On January 31, 2002 we entered into a credit agreement with Textron Financial Corporation ("Textron") for a revolving line of credit (the "Textron Facility"). The total credit available under the Textron facility is $4,000 subject to borrowing base limitations that are generally computed as 80% eligible accounts receivable and 90% of identifiable inventory purchased under this agreement and 40% of all other inventory. In connection with the increase in the credit line, a modification was made to the borrowing base limitations that restricted the eligibility of accounts receivable for collateralization by disallowing as eligible any customer's receivables in their entirety that have balances over 90 days old and that exceed 25% of their total balance. We may use up to $500 of the line for working capital advances under approved conditions. Borrowings under the accrue interest at the prime rate plus 2.5% on outstanding balances that extend beyond the vendor approved free interest period and on working capital advances from date of advance. Inventory floor plan borrowings are reflected in accounts payable on the accompanying balance sheets. At June 30, 2002, we had $337 outstanding on inventory floor plan finance borrowings, $0 outstanding on working capital advances and had total credit availability of $3,663.

     This agreement is collaterized by substantially all of our assets except our patent assets. The agreement contains restrictive covenants, which require us to maintain minimum tangible capital funds of $4,000,000 and a minimum debt to tangible capital funds ratio of 2 to 1. At June 30, 2002 we were in compliance with all of the loan covenants.

Critical Accounting Policy

     Revenue Recognition - Revenue from the sale of products is recognized when the product is shipped. Service income is recognized as the services are earned. Revenues resulting from installations of equipment and software contracts for which duration is in excess of three months and that require substantial modification or customization are recognized using the percentage-of-completion method. The percentage of revenue recognized is determined principally on the basis of the relationship of the cost of work performed on the contract to estimated total costs. Revisions of estimates are reflected in the period in which the facts necessitating the revisions become known; when a contract indicates a loss, a provision is made for the total anticipated loss. The percentage-of-completion method relies on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made.

     During 2002 and 2001 our subsidiary, Stratasoft, recognized revenues on the percentage-of-completion basis for several projects associated with one reseller in South Asia I-Sector has risk to the extent that this group of customers have not paid or issued contractual letters of credit up to the level of cost and earnings recognized. On the projects in South Asia we required a cash payment or letter of credit from the customer prior to shipping the product. Additionally, Stratasoft has had revenues derived from Africa, the United Kingdom, and Canada.

     We maintain allowances for doubtful accounts and notes receivable for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Related Party Transactions

     We have from time to time made payments on behalf of Allstar Equities, Inc., a Texas corporation ("Equities"), which is wholly-owned by our President and Chief Executive Officer, on his behalf personally, for taxes, property and equipment. Effective on December 1, 1999 a note payable by Equities was signed for $336 for 60 monthly installments of $7. The note bears interest at 9% per year. At June 30, 2002 and December 31, 2001, the Company's receivables from Equities amounted to approximately $122 and $159, respectively. Additionally, from time to time the Company has made payments to unrelated parties, primarily for use of a credit card, for transactions that either wholly or partially benefit our President and Chief Executive Officer and which therefore are accounted for as indebtedness from him to the Company and on which he pays interest of 6% per annum on the average outstanding balance. The balance of approximately $95 and $80 is included in the Company's balance sheet and reported as part of Accounts receivable - affiliates at June 30, 2002 and December 31, 2001, respectively.

     In order to comply with the Sarbanes-Oxley Act of 2002, we have determined that the payments for the President and Chief Executive Officer's use of a credit card for transactions that wholly or partially benefit him may be deemed to constitute a demand loan. Therefore, in order to be in complete compliance, the Company has recently made a demand for repayment of the such balances related to the President and CEO's personal credit card usage, which is discussed above and is classified in Accounts Receivable - affiliates in the Company's balance sheet at June 30, 2002 and December 31, 2001.

     We lease office space from Equities. On December 1, 1999 Equities purchased our building and executed a direct lease with us with an expiration date of December 31, 2004. In conjunction with Equities obtaining new financing on the building, a new lease was executed with us on February 1, 2002 with an expiration date of January 31, 2007. The new lease has rental rates reduced from $37,692 to $37,192 per month.

     From time to time we obtain an independent survey of real estate rental rates and consult with real estate consulting firms to determine market rates of facilities that are comparable to our Houston headquarters facility. We believe that the rental rate and other terms of our lease from Equities are at least as favorable as those that could be obtained in an arms-length transaction with an unaffiliated third party.

     We furnish a company-owned automobile for the President and Chief Executive Officer's business and personal use.

     From time to time we make short-term loans and travel advances to our employees. The balance of approximately $8 and $11 relating to these loans and advances is included in the Company's balance sheet and reported as part of Accounts receivable - affiliates at June 30, 2002 and December 31, 2001, respectively.

     Each of our subsidiaries has a stock incentive plan in place. One of our subsidiaries has granted to certain employees and to management of such subsidiary as an incentive award. Under its plan such options vest ratably over three to five years. The quantity of incentive options granted to management personnel are determined based on the percentage of predetermined financial goals that they attain. Any unvested stock options vest immediately upon the occurrence of a liquidity event for that subsidiary. The options expire ten years after the grant date if they are not exercised. The stock option grants are subject to dilution when I-Sector purchases additional shares of the subsidiary stock in order to keep the subsidiary capitalized. At June 30, 2002, 5,449,500 options granted by that subsidiary are outstanding with an issue price of $ .01, which represents potential dilution of I-Sectors investment in that subsidiary of 22.9%.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     We incur certain market risks related to interest rate variations because we hold floating rate debt. Based upon the average amount of debt outstanding during the three months ended June 30, 2002, a one-percent increase in interest rates paid by us on our floating rate debt would not have resulted in an increase in interest for the period.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In July 2000, Benchmark Research and Technology, Inc. made a verbal claim against I-Sector, claiming that we breached our contract with Benchmark, and that we were negligent and breached various warranties, committed fraud and violated the Deceptive Trade Practices Act. The case was mediated in November 2000 but no agreement was reached. We know of no lawsuit being filed. In July, 2002 Benchmark offered to settle with us for $40 and we are studying the offer. In the event that the settlement is not accepted, we intend to vigorously contest the demand.

     In October 2000, our wholly-owned subsidiary, Stratasoft, filed suit in the Harris County Texas County Court of Law against its customer Accelerated Telemarketing for a remaining balance of $47 on its contract. Thereafter, Accelerated Telemarketing filed a separate legal action claiming breach of contract, breach of warranty, violation of the Deceptive Trade Practices Act and other claims. In July 2002, we reached agreement in principle with Accelerated Telemarketing to settle the legal actions pending. Such settlement agreement is anticipated to have no future impact to net income.

     In October 2001, Inacom Corp. wrote a demand letter claiming that we owed the sum of approximately $570 to Inacom as a result of termination of a Vendor Purchase Agreement between Inacom and us. We are unaware of a formal lawsuit being filed, although one has been threatened. We believe that the demand is without merit and intend to vigorously contest the demand.

     We had filed a claim to collect on a note receivable from E Z Talk Communications ("E Z Talk") and had recently entered into arbitration discussions with E Z Talk. In July, 2002 E Z Talk filed a lawsuit to set aside the arbitration and claiming damages of $250. I-Sector intends to vigorously contest the suit.

     We are party to other litigation and claims which management believes are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty. We believe the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

ITEM 5.           OTHER INFORMATION

     We disclosed in our Proxy Statement and Notice of Annual Meeting of Stockholders to be held August 8, 2002, that our Secretary of the Board, our retired former Chief Financial Officer, Mr. Donald R. Chadwick, is serving as a member of our Audit Committee. Mr. Chadwick does not yet meet the three years of non-employee status requirement for independence. We are relying on the Marketplace Rule 4350D2B for his appointment to the Audit Committee since he is not a current employee.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     I-Sector Corporation.

August 13, 2002                      By:      /s/ JAMES H. LONG
Date                                 James H. Long, Chief Executive Officer,
                                     Chief Financial Officer, President and
                                     Chairman of the Board

                                     By:      /s/ PATRICIA L. WINSTEAD
                                     Patricia L. Winstead, Vice President and
                                     Controller, Chief Accounting Officer

                                                                    Exhibit 99.1



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of I-Sector Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James
H. Long, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and 2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                     I-Sector Corporation.

August 13, 2002                      By:      /s/ JAMES H. LONG
Date                                 James H. Long, Chief Executive Officer,
                                     Chief Financial Officer, President and
                                     Chairman of the Board