Form 10-Q
period 2002-09-30
I SECTOR CORP
filed 2002-11-14
CIK 1020017

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2002
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

Title                                       Outstanding

Common Stock, $.01 par value per share      As of November 14, 2001
                                            3,629,525 shares outstanding

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and par value amounts)

                                                   September 30, December 31,
                                                   2002                  2001
                                                            (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                $        3,201    $       3,434
     Accounts receivable, net                          6,132            4,302
     Accounts receivable - affiliates                    211              250
     Accounts receivable - other                         113               21
     Notes receivable                                    756              169
     Inventory                                           801              587
     Cost and estimated earnings in
        excess of billings                             1,302            1,695
     Income taxes receivable                             207              151
     Other current assets                                369              302
         Total current assets                         13,092           10,911
Property and equipment, net                            1,181            1,226
Intangible assets                                      1,210            1,356
Other assets                                              54               55
Total                                         $       15,537    $      13,548

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long term debt        $          205    $         213
     Accounts payable                                  4,091            1,772
     Billings in excess of cost and
        estimated earnings                               190               72
     Accrued expenses                                  2,203            2,091
     Net liabilities related to
        discontinued operations                          215              654
     Deferred service revenue                            121              126
         Total current liabilities                     7,025            4,928
Long term debt                                           267              410
Deferred credit - stock warrants                                          195

Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value,
         5,000,000 shares authorized,
         no shares issued
     Common stock:
         $.01 par value, 15,000,000
         shares authorized,
         4,441,325 and 4,441,325 shares
         issued at September 30, 2002
         and December 31, 2001                            44               44
     Additional paid in capital                       10,379           10,184
     Treasury stock (811,800 and 591,800
         shares, at cost) at September 30,
         2002 and December 31, 2001                   (1,373)          (1,187)
     Retained earnings                                  (805)          (1,026)
         Total stockholders' equity                    8,245            8,015
Total                                         $       15,537    $      13,548

                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                              Three Months Ended September 30,

                                                   2002              2001

Total revenue                                 $       11,607    $       6,241
Cost of sales and services                             9,280            4,533
Gross profit                                           2,327            1,708
Selling, general and administrative
   expenses                                            2,619            2,517
Operating loss                                          (292)            (809)
Interest and other income                                  3              116
Loss from continuing operations before
     benefit for income taxes                           (289)            (693)
Benefit for income taxes                                                   21
Net loss from continuing operations                     (289)            (714)
Discontinued Operations:
     Net loss from discontinued
        operations, net of taxes                                          (41)
     Loss on disposal, net of taxes                       (1)
Net loss                                      $         (290)   $        (755)

Net income (loss) per share:
Basic and Diluted:
         Net loss from continuing operations  $       (0.08)    $       (0.19)
         Net loss from discontinued
            operations, net of taxes                                    (0.01)
         Loss on disposal, net of taxes                0.00
              Net loss per share              $       (0.08)    $       (0.20)

Weighted average shares outstanding:
         Basic and Diluted                         3,629,525        3,853,607

                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                              Nine Months Ended September 30,

                                                   2002              2001

Total revenue                                 $       31,075    $      16,241
Cost of sales and services                            24,807           12,159
Gross profit                                           6,268            4,082
Selling, general and administrative
   expenses                                            7,255            7,880
Operating loss                                          (987)          (3,798)
Interest and other income                                  1              273
Loss from continuing operations before
     (benefit ) for income taxes                        (986)          (3,525)
Benefit for income taxes                              (1,189)            (101)
Net income (loss) from continuing
   operations                                            203           (3,424)
Discontinued Operations:
     Net loss from discontinued
        operations, net of taxes                                         (153)
     Gain on disposal, net of taxes                       17              348
Net income (loss)                             $          220    $      (3,229)

Net income (loss) per share:
Basic:
    Net income (loss) from
       continuing operations                  $         0.05    $       (0.87)
    Net loss from discontinued
      operations, net of taxes                                          (0.04)
    Gain on disposal, net of taxes                      0.01             0.09
         Net income (loss) per share          $         0.06    $       (0.82)
Diluted:
    Net income (loss) from
       continuing operations                  $         0.05    $       (0.87)
    Net loss from discontinued
       operations, net of taxes                                         (0.04)
    Gain on disposal, net of taxes                      0.01             0.09
         Net income (loss) per share          $         0.06    $       (0.82)

Weighted average shares outstanding:
         Basic                                     3,736,704        3,926,002
         Diluted                                   3,783,345        3,926,002


                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                               Nine Months Ended September 30,
                                                   2002                  2001

Net income (loss)                             $          220    $      (3,229)
Adjustments to reconcile net
     income (loss) to net cash provided by
     (used in) operating activities:
     Net loss from discontinued operations                                153
     Gain on disposal of discontinued
        operations                                       (17)            (348)
     Depreciation and amortization                       425              380
     Loss on retirement of assets                         21
     Current tax benefit                                  (9)            (179)
Changes in assets and liabilities that
     provided (used) cash:
     Accounts receivable, net                         (1,830)             579
     Accounts receivable - affiliates                     39               37
     Accounts receivable - other                         (92)              93
     Inventory                                          (162)            (164)
     Income tax receivable                               (56)
     Notes receivable                                   (622)
     Other current assets                                (67)             (59)
     Cost and estimated earnings in excess of
        billings                                         393             (798)
     Other assets                                                         137
     Accounts payable                                  2,319              546
     Accrued expenses                                    112              714
     Billings in excess of cost and
        estimated earnings                               118             (503)
     Deferred service revenue                             (5)             (10)

Net cash provided by (used in) continuing
     operating activities                                786           (2,651)
Net operating activities from discontinued
     activities                                         (417)            (148)
     Net cash provided by (used in)
       operating activities                              369           (2,799)

Cash flows from investing activities:
     Acquisition costs                                                    (50)
     Capital expenditures                               (265)            (636)
     Proceeds from sales of discontinued
        operations                                                        525

     Net cash used in investing activities:             (265)            (161)

Cash flows from financing activities:
     Purchase of treasury stock                         (186)            (195)
     Payments on long-term debt                         (151)

     Net cash used in financing activities:             (337)            (195)

Net decrease in cash and cash equivalents               (233)          (3,155)
Cash and cash equivalents at beginning
     of period                                         3,434            8,346
Cash and cash equivalents at end of period    $        3,201    $       5,191
Supplemental disclosures of cash flow
     information:
     Cash paid for interest                   $            0    $           0
     Cash paid for taxes                      $            0    $           0
Supplemental Schedule of Noncash Investing
     and Financing Activities:
     Additional paid in capital from
        expiration of stock warrants          $          195    $

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

     The condensed consolidated financial statements presented herein as of and for the three months and nine months ended September 30, 2002 and 2001 are unaudited; however, all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, recurring nature. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet at December 31, 2001 is derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Although management believes the disclosures are adequate, certain information and disclosure normally included in the notes to the financial statements has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission.

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

         The following reflects the amounts relating to uncompleted contracts at September 30, 2002 and December 31, 2001:

            Costs incurred on uncompleted contracts            $   679  $   600
            Estimated earnings                                   2,517    2,181

                                                                 3,196    2,781
            Less: Billings to date                               2,084    1,158

            Cost and estimated earnings in excess of billings  $ 1,302  $ 1,695
            Billings in excess of cost and estimated earnings  $   190  $    72

     The three months ended September 30, 2002 and 2001 include in service revenue $85 and $0, respectively of net revenues representing $1,126 and $0 of customer billings. For the nine months ended September 30, 2002 and 2001, $101 and $0 of net revenues are included in service revenue, representing $1,283 and $0 of customer billings.

     Accounting Pronouncements -

     In August 2001, SFAS ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was approved by the FASB ("FASB"). SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long Lived Assets to be Disposed of". SFAS No. 144 required recognition of an impairment loss, measured as the difference between the carrying amount and the fair value of the asset, only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. The adoption of this statement had no material effect on I-Sector's consolidated financial position or its results of operations.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4,44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, amends SFAS No. 4 and SFAS No. 64, to require that gains and losses from the extinguishments of debt generally be classified within continuing operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and early application is encouraged. The Company does not believe that the adoption of SFAS No. 145 will have a significant impact on its financial statements.

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

2. DISCONTINUED OPERATIONS

     On November 6, 2001, I-Sector approved a plan to sell or close its IT Staffing business. A sale was finalized on December 31, 2001. Under the terms of the sale I-Sector received a note receivable for $52, $50 for the ongoing operations of IT Staffing, Inc. and $2 for certain fixed assets of I-Sector. The note receivable bears interest at 5% per annum and is collectible in installments based on the total monthly revenue of the buyer over 24 months beginning in March, 2002. A disposal loss, including an estimate of the operating results from the measurement date, November 6, 2001 to the closing date of the sale of $17, and estimates for impairment of assets caused by the disposal decision of $43, totaling $11 (net of income tax savings of $5), was recognized in 2001. A loss of $6 (net of tax benefit of $3) recognized in the quarter ended September 30, 2002. I-Sector has retained accounts receivable of $82 and $0, net of reserves, at December 31, 2001 and September 30, 2002, respectively. The balance sheet caption "Net Liabilities related to discontinued operations" contains $80 and $37 at December 31, 2001 and September 30, 2002, respectively.

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

     During the quarter ended September 30, 2002, I-Sector recognized a net gain
(loss) on disposal of these three businesses as follows:


         IT Staffing, Inc. (net of tax benefit of $3)                    $ (6)
         Computer Products Division (net of taxes of $1)                    2
         Telecom Division (net of tax of $2)                                3

         Net loss on disposal                                            $ (1)

     The balance sheet caption "Net Liabilities related to discontinued operations" contains $215 and $654 at September 30, 2002 and December 31, 2001, respectively, of estimated future expenses related to the winding up of the IT Staffing business, the Telecom Division and the Computer Products Division, and includes amounts related to settlement of pending litigation and to Telecom warranties.

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

For the quarter ended September 30, 2002:
                                               Allstar       INX    Stratasoft Corporate  Elimination Consolidated

Total  revenue                                $  1,291   $  8,584   $  1,743   $          $    (11)  $ 11,607
Cost of sales and services                         983      7,527        781                   (11)     9,280
Gross profit                                       308      1,057        962                     0      2,327
Selling, general and
     administrative expenses                       569        966        914        170          0      2,619
Operating (loss) income                       $   (261)  $     91   $     48   $   (170)  $      0       (292)
Interest and other income                                                                                   3
Loss before benefit for income tax                                                                       (289)
Benefit for income tax
Net loss from continuing operations                                                                      (289)
Net loss on disposal, net of taxes                                                                         (1)
Net loss                                                                                             $   (290)

Accounts receivable, net                      $    863   $  3,943   $  1,303   $     23   $      0   $  6,132
Inventory                                     $     60   $    324   $    416   $      0   $      0   $    801

For the quarter ended September 30, 2001:
                                               Allstar       INX    Stratasoft Corporate  Elimination Consolidated

Total revenue                                 $  1,682   $  2,876   $  1,687   $     (4)  $          $  6,241
Cost of sales and services                       1,181      2,516        841         (5)                4,533
Gross profit (loss)                                501        360        846          1                 1,708
Selling, general and
     administrative expenses                       772        729        715        301                 2,517
Operating (loss) income                       $   (271)  $   (369)  $    131   $   (300)  $      0       (809)
Interest and other income                                                                                (116)
Loss before provision for income tax                                                                     (693)
Benefit for income tax                                                                                     21
Net loss from continuing operations                                                                      (714)
Net loss from discontinued operations,
     net of taxes                                                                                         (41)
Net gain on disposal, net of taxes
Net loss                                                                                             $   (755)

Accounts receivable, net                      $  1,052$     2,107   $    574   $     (2)  $      0   $  3,731
Accounts receivable retained from
     discontinued operations, net                                                                         163
Total accounts receivable, net                                                                       $  3,894
Inventory                                     $    185   $    176   $    647   $     (4)  $      0   $  1,004

For the nine months ended September 30, 2002:
                                               Allstar       INX    Stratasoft Corporate  Elimination Consolidated

Total revenue                                 $  3,983   $ 21,727   $  5,571   $          $   (206)  $ 31,075
Cost of sales and services                       3,047     19,478      2,488                  (206)    24,807
Gross profit                                       936      2,249      3,083                     0      6,268
Selling, general and
     administrative expenses                     1,723      2,446      2,600        486          0      7,255
Operating (loss) income                       $   (787)  $   (197) $     483   $   (486)  $      0       (987)
Interest and other income                                                                                   1
Loss before benefit for income tax                                                                       (986)
Benefit for income tax                                                                                 (1,189)
Net income from continuing operations                                                                     203
Net gain on disposal, net of taxes                                                                         17
Net income                                                                                           $    220

For the nine months ended September 30, 2001:
                                               Allstar      INX     Stratasoft Corporate  Elimination Consolidated

Total revenue                                $  4,076    $  7,240   $  4,959   $     (7)  $    (27)  $ 16,241
Cost of sales and services                      3,243       6,556      2,377         (5)       (12)    12,159
Gross profit (loss)                               833         684      2,582         (2)       (15)     4,082
Selling, general and
     administrative expenses                    2,453       2,120      2,114      1,208       (15)      7,880
Operating (loss) income                      $ (1,620)   $ (1,436)  $    468   $ (1,210)  $     0      (3,798)
Interest and other income                                                                                 273
Loss before provision for income tax                                                                   (3,525)
Benefit for income tax                                                                                   (101)
Net loss from continuing operations                                                                    (3,424)
Net loss from discontinued operations,
     net of taxes                                                                                        (153)
Net gain on disposal, net of taxes                                                                        348
Net loss                                                                                             $ (3,229)

International sales accounted for $378 or 3.3% and $1,835 or 5.9% of consolidated revenues and 21.7% and 32.9% of the Stratasoft segment revenues in the three months and nine months ended September 30, 2002, respectively. In the three months and nine months ended September 30, 2001 international sales accounted for $1,247 or 20.0% and $1,725 or 10.6% of consolidated revenues and 73.9% and 20.0% of the Stratasoft segment revenues. International sales are derived from Southern Asia, Africa, United Kingdom and Canada.

The following table represents the reconciliation of products and services included in total revenues:

                     Reconciliation of Products and Services

                        Three Months Ended September 30,
                                                 2002                2001

   Product revenue                            $  9,858           $   4,307
  Service revenues                               1,749               1,934

    Total revenues                            $ 11,607           $   6,241


                         Nine Months Ended September 30,
                                                 2002                2001

   Product revenue                            $ 26,421           $  11,225
  Service revenues                               4,654               5,016

    Total revenues                            $ 31,075           $  16,241

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

     The potentially dilutive options of 134,503 for the three months ended September 30, 2002 were not used in the calculation of diluted earnings since the effect of potentially dilutive securities in computing a loss per share is antidilutive. The potentially dilutive options totaling 46,641 for the nine months ended September 30, 2002 were calculated under the treasury stock method.

     There were warrants to purchase 176,750 shares of common stock for the three months and nine months ended June 30, and 2001 which were not included in computing diluted earnings per share because the inclusion would have been antidilutive. During the three months ended June 30, 2002 such warrants expired and the carrying value of the warrants was recognized as additional paid in capital.

     The potentially dilutive options of the Company's wholly-owned subsidiary, Internetwork Experts, Inc., (see Note 8) of 5,459,500 were used in the calculation of diluted earnings attributable to the Company for the three months ended September 30, 2002. Such inclusion in the calculation of the net income available to the Company from its subsidiary had no material effect on the calculation of diluted earnings per share of the Company. These potentially dilutive options were not used in the calculation of diluted earnings for the nine months ended September 30, 2002, since the effect would have been antidilutive.

5. CURRENT DEBT OBLIGATIONS

     On September 27, 2001, Stratasoft, a subsidiary of I-Sector, signed a note payable to a third party for $725, payable in monthly installments through February 2007. The note does not bear interest and I-Sector has imputed interest at 5.5% to record the debt and related patent asset and has recorded interest of $8 and $24 in the three months and nine months ended September 30, 2002. This note is collateralized by Stratasoft's patent assets and Stratasoft has granted a security interest to its pending patent application and the next two patent applications filed by Stratasoft. In connection with this note payable, I-Sector has reported short-term debt maturing within one year of $192 and long-term debt of $253 at September 30, 2002.

     In October 2001, I-Sector signed a non-interest bearing note payable for $39 payable in monthly installments through October 2004. In connection with this note payable, I-Sector has reported short-term debt maturing within one year of $13 and long-term debt of $14 at September 30, 2002.

     On January 31, 2002 I-Sector entered into a credit agreement with Textron Financial Corporation ("Textron") for a revolving line of credit (the "Textron Facility"). The initial total credit available under the Textron facility was $2,500 subject to borrowing base limitations that are generally computed as 80% of eligible accounts receivable, and 90% of identifiable inventory purchased under this agreement and 40% of all other inventory. On June 19, 2002 Textron increased the total credit available under the Textron facility to $4,000. In connection with the increase in the credit line, a modification was made to the borrowing base limitations that restricted the eligibility of accounts receivable for collateralization by disallowing as eligible any customer's receivables in their entirety that have balances over 90 days old and that exceed 25% of their total balance. I-Sector may use up to $500 of the line for working capital advances under approved conditions. Borrowings accrue interest at the prime rate plus 2.5% on outstanding balances that extend beyond the vendor approved free interest period and on working capital advances from date of advance. This agreement is collateralized by substantially all of I-Sector's assets except its patent assets. The agreement contains restrictive covenants, which require us to maintain minimum tangible capital funds and a minimum debt to tangible capital funds ratio. At September 30, 2002 I-Sector was in compliance its loan covenants. Inventory floor plan borrowings are reflected in accounts payable on the accompanying balance sheets. At September 30, 2002, I-Sector had $2,822 outstanding on inventory floor plan finance borrowings, $0 outstanding on working capital advances and had total credit availability of $1,178.

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

     In August 2002, Inacom Corp. filed a lawsuit in the District Court of Douglas County, Nebraska styled Inacom Corp v. I-Sector Corporation, f/k/a Allstar Systems, Inc. , claiming that I-Sector owed the sum of approximately $570 to Inacom Corp. ("Inacom") as a result of Inacom's termination of a Vendor Purchase Agreement between Inacom and I-Sector. I-Sector believes that the claim is without merit and intends to vigorously contest the demand.

     I-Sector had filed a claim to collect on a note receivable from E Z Talk Communications ("E Z Talk") and had recently entered into arbitration discussions with E Z Talk. In July, 2002 E Z Talk filed a lawsuit to set aside the arbitration and claiming damages of $250. A mediation meeting was held in November 2002, as required under the contract, however no agreement was reached. I-Sector intends to vigorously contest the suit.

     The Equal Opportunity Commission ("EEOC") has filed a civil action against the Company, Civil Action No. 3-01CV2240-R, styled Equal Employment Opportunity Commission v. I-Sector Corporation, in the Northern District of Texas. The action charges workplace sexual harassment by I-Sector and directed against two individuals. The case is now in the posture of cross-filing of Motions for Summary Judgment. The Company believes the demand is without merit and is vigorously contesting the action.

     I-Sector is also party to other litigation and claims which management believes are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, I-Sector believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

7.   INCOME TAX BENEFIT

     On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002. The new law provides for the carryback of net operating losses for any taxable year ending during 2001 and 2002 to each of the 5 tax years preceding the loss year. Previously, a net operating loss was only eligible to be carried back to the 2 years preceding the year of loss. As a result of the change in the carryback period, I-Sector recognized a tax benefit of $1,189 in the nine months ended September 30, 2002. On July 26, 2002 the Company received $1,123 in tax refunds.

8.   RELATED PARTY TRANSACTIONS

     I-Sector has from time to time made payments on behalf of Allstar Equities, Inc., a Texas corporation ("Equities"), which is wholly-owned by its President and Chief Executive Officer, on his behalf personally, for taxes, property and equipment. Effective on December 1, 1999 a note payable by Equities was signed for $336 for 60 monthly installments of $7. The note bears interest at 9% per year. At September 30, 2002 and December 31, 2001, the Company's receivables from Equities amounted to approximately $106 and $159, respectively. Additionally, from time to time the Company has made payments to unrelated parties, primarily for use of a credit card, for transactions that either wholly or partially benefit the Company's President and Chief Executive Officer and which therefore are accounted for as indebtedness from him to the Company and on which he pays interest of 6% per annum on the average outstanding balance. The balance of approximately $87 and $80 is included in the Company's balance sheet and reported as part of Accounts receivable - affiliates at September 30, 2002 and December 31, 2001, respectively.

     In order to comply with the Sarbanes-Oxley Act of 2002, the Company has determined that the payments for the President and Chief Executive Officer's use of a credit card for transactions that wholly or partially benefit him may possibly be deemed to constitute a demand loan. Therefore, in order to be in complete compliance, the Company has recently made a demand for repayment of $94 related to the President and CEO's personal credit card usage, which is discussed above and is classified in Accounts Receivable - affiliates in the Company's balance sheet at September 30, 2002 and December 31, 2001. After the enactment of the Sarbanes-Oxley Act (the Act") on July 30, 2002 the Company inadvertently paid certain credit card bills for a credit card used by the President and Chief Executive Officer that were thereafter identified as transactions of a personal nature and which occurred after the enactment of the Act. In the absence of interpretive regulations under the Act as to whether or not such assets could possibly be construed to be a personal loan to the President and Chief Executive Officer under the Act, the Company has taken the conservative approach and demanded that the President and Chief Executive Officer immediately repay such amounts. The Chief Executive Officer re-paid the amounts in question, which we consider to be immaterial, shortly after the Company made such payments and prior to the end of the quarter.

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

     From time to time I-Sector obtains an independent survey of real estate rental rates and consults with real estate consulting firms to determine market rates of facilities that are comparable to the Houston headquarters facility. The Company believes that the rental rate and other terms of our lease from Equities are at least as favorable as those that could be obtained in an arms-length transaction with an unaffiliated third party.

     The Company furnishes a company-owned automobile for the President and Chief Executive Officer's business and personal use.

     From time to time I-Sector makes short-term loans and travel advances to its employees. The balance of approximately $21 and $11 relating to these loans and advances is included in the Company's balance sheet and reported as part of Accounts receivable - affiliates at September 30, 2002 and December 31, 2001, respectively.

     Each of I-Sector's subsidiaries has a stock incentive plan in place. One of the subsidiaries has granted to certain employees and to management of such subsidiary an incentive award. Under its plan such options vest ratably over three to five years. The quantity of incentive options granted to management personnel are determined based on the percentage of predetermined financial goals that they attain. Any unvested stock options vest immediately upon the occurrence of a liquidity event for that subsidiary. The options expire ten years after the grant date if they are not exercised. The stock option grants are subject to dilution when I-Sector purchases additional shares of the subsidiary stock in order to keep the subsidiary capitalized. At September 30, 2002, options for 5,459,500 shares of stock were granted (with 519,151 vested) by that subsidiary and were outstanding with an average issue price of $ 0.13, which represents potential maximum dilution of I-Sector's investment in that subsidiary of 23.0%.

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

     Allstar and INX market our services to businesses in Texas from locations in the Houston and Dallas-Fort Worth metropolitan areas. Stratasoft markets its products worldwide through a direct sales force and an authorized dealer network. During the three months ended September 30, 2002, Allstar and INX produced 11.1% and 74.0% of total revenues, while Stratasoft produced 15.0% of total revenues. During the nine months ended September 30, 2002, Allstar and INX produced 12.8% and 69.9% of total revenues, while Stratasoft produced 17.9% of total revenues. Gross margin varies substantially between each of these business segments.

     On November 6, 2001 we determined to exit the IT Staffing business. Effective December 31, 2001, the business was sold to Echelon Staffing, Inc., a corporation formed by the former President of IT Staffing. Under the terms of the sale we received a note for $52, of which $50 was for the ongoing operations and $2 for certain fixed assets relating to this business. The note bears interest at 5% per annum and is collectible in installments based on the total monthly revenue of the buyer over 24 months beginning in March 2002. In the three month period ended December 31, 2001, we recognized a disposal loss of $11 (net of tax of $5), including an estimated loss for the operating results from the measurement date, November 6, 2001 to the closing date of the sale of $37, and estimates for impairment of assets caused by the disposal decision of $34. We retained accounts receivable of $82, net of reserves and liabilities related to the IT Staffing business at December 31, 2001. Retained accounts receivable were $0 at September 30, 2002.

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

Three Months Ended September 30, 2002 Compared To Three Months Ended September 30, 2001


     The following table sets forth, for the periods indicated, certain financial data derived from our unaudited consolidated statements of operations for the three months ended September 30, 2002 and 2001. The discussion below relates only to our continuing operations, unless otherwise noted.

                                                                          Three months ended September 30,
                                                                  2002                             2001
                                                            Amount      %                    Amount      %
Revenue
Allstar                                                  $    1,291     11.1              $    1,682     27.0
  INX                                                         8,584     74.0                   2,876     46.1
Stratasoft                                                    1,743     15.0                   1,687     27.0
Corporate                                                                                         (4)    (0.1)
Elimination                                                     (11)    (0.1)
         Total revenue                                       11,607    100.0                   6,241    100.0
Gross profit (loss):
Allstar                                                         308     23.9                     501     29.8
  INX                                                         1,057     12.3                     360     12.5
Stratasoft                                                      962     55.2                     846     50.1
Corporate                                                         0      N/A                      (5)     N/A
Elimination                                                       0      0.0
         Total gross profit                                   2,327     20.0                   1,708     27.4
Selling, general and administrative expenses:
Allstar                                                         569     44.1                     772     45.9
  INX                                                           966     11.3                     729     25.3
Stratasoft                                                      914     52.4                     715     42.4
Corporate                                                       170      N/A                     301      N/A
Elimination                                                       0      0.0
         Total selling, general and administrative
         Expenses                                             2,619     22.6                   2,517     40.3
Operating (loss) income:
Allstar                                                        (261)   (20.2)                   (271)   (16.1)
  INX                                                            91      1.1                    (369)   (12.8)
Stratasoft                                                       48      2.8                     131      7.8
Corporate                                                      (170)     N/A                    (300)     N/A
         Total operating loss                                  (292)    (2.5)                   (809)   (13.0)
Interest and other income                                         3      0.0                     116      1.9
Loss before benefit for income taxes                           (289)    (2.5)                   (693)   (11.1)
Benefit for income taxes                                                (0.0                      21      0.3
Net loss from continuing operations                            (289)    (2.5)                   (714)   (11.4)
Discontinued operations:
Net loss from discontinued operations                                                            (41)    (0.6)
Gain on disposal                                                 (1)     0.0
Net loss                                                 $     (290)    (2.5)             $     (755)   (12.1)

     TOTAL REVENUE. Total revenue, net of intercompany eliminations, increased by $5,366 (86.0%) to $11,607 in 2002 from $6,241 in 2001.

     Allstar revenue decreased by $391 (23.2%) to $1,291 in 2002 from $1,682 in 2001. As a percentage of total revenue Allstar revenue decreased to 11.1% in 2002 from 27.0% in 2001. The decrease in Allstar revenue was primarily attributable to decreased service revenues of $279 and decreased software product sales of $112 in the quarter ended September 30, 2002. The decrease in service revenues is primarily attributable to specific contracts totaling $73 in 2001 for which there was no equivalent contracts in 2002, and for reduced scope of services for another customer in 2002 resulting in a reduction in service revenues of $144K

     INX revenue increased by $5,708 (198.5%) to $8,584 in 2002 from $2,876 in 2001. As a percentage of total revenue, INX revenue increased to 74.0% in 2002 from 46.1% in 2001. Of the increase in revenues, $3,627 was attributed to the Houston office and $2,081 was attributed to the Dallas office. The achievement of gold status with Cisco, its primary product line manufacturer, allows INX to purchase directly from Cisco at lower pricing levels and which enhances INX's relationship with Cisco in the areas of lead generation, joint marketing and technical support also contributed to increased sales volume for the overall company.

     Stratasoft revenue increased by $56 (3.3%) to $1,743 in 2002 from $1,687 in 2001. Stratasoft revenue, as a percentage of total revenue, decreased to 15.0% in 2002 from 27.0% in 2001. Stratasoft's increased revenues were primarily the result of better recognition of Stratasoft products in the market place, the expansion of the sales staff and dealer network and to increased advertising and marketing efforts. Stratasoft's international sales accounted for 13.1% of Stratasoft's revenues in the quarter ended September 30, 2002 as compared to 73.9% in the same quarter of 2001.

     GROSS PROFIT. Gross profit increased by $619 (36.2%) to $2,327 in 2002 from $1,708 in 2001. Gross margin decreased to 20.0% in 2002 from 27.4% in 2001.

     Allstar gross profit decreased by $193 (38.5%) to $308 in 2002 from $501 in 2001. Gross margin for Allstar decreased to 23.9% in 2002 from 29.8% in 2001. Allstar cost of service consists primarily of labor cost that has a fixed component. The fixed component of labor causes gross profit and gross margin not to fluctuate directly with the decrease in revenues.

     INX gross profit increased $697 (193.6%) to $1,057 in 2002 from $501 in 2001. Gross margin for INX decreased to 12.3% in 2002 from 12.5% in 2001. INX's product gross profit has increased $642 to $883 in 2002 from $241 in 2001 due to both sales volume increase and by higher gross margin rates (10.99% in 2002 compared to 10.57% in 2001). INX's gross profit on its service component increased to $173 in 2002 as compared to $120 in 2001 with gross margin rates of (31.5%) in 2002 as compared to (20.0%) in 2001.

     Stratasoft gross profit increased by $116 (13.7%) to $962 in 2002 from $846 in 2001 as revenue increased by 3.3%. Stratasoft's gross profit increased primarily because of certain services totaling $85 which are reported net in revenues and which were not offered in the corresponding period of 2001. Gross margin for Stratasoft decreased to 15.0% in 2002 from 27.0% in 2001. Gross margin is also impacted by the mix of sales between systems sales, which include a hardware component, as compared to software only sales, which do not have a hardware cost of goods component. Stratasoft's decreased gross margin rate is primarily due to changing the mix of product sales to include a reduced hardware component.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $102 (4.1%) to $2,619 in 2002 from $2,517 in 2001. As a percentage of revenue, these expenses decreased by 17.7%, to 22.6% of revenue in 2002 from 40.3% of revenue in 2001. Bad debt expense decreased by $355 and legal expense increased by $452 in 2002 as compared to 2001. Overall, our sales compensation was higher by $157 in 2002 as compared to 2001. Administrative wages decreased by $89 in 2002 as compared to 2001, primarily due to efforts to reduce administrative overhead at Corporate and throughout the subsidiaries. Insurance expense increased $50 in 2002 as compared to 2001, telephone expense decreased $20 in 2002 as compared to 2001 and employee education decreased $35 in 2002 as compared to the same period in 2001. General office expenses decreased $34 while utilities decreased $18 in 2002 as compared to 2001.

     INTEREST AND OTHER INCOME (NET). Interest income decreased by $28 to $18 in 2002 compared to interest income of $46 in 2001, primarily due to the reduction of invested available cash and lower interest rates on invested cash. Additionally, imputed interest expense of $9 and loss on disposition of assets of $6 were incurred in 2002 as compared to $0 in 2001. Other income decreased to $0 in 2002 as compared to $71 in the same quarter of 2001.

     DISCONTINUED OPERATIONS. On December 31, 2001 we sold our IT Staffing business. On March 16, 2000 we entered into an agreement to sell certain assets of, and the ongoing operation of, our Computer Products Division. The sale transaction closed on May 19, 2000. During 1999 we discontinued our Telecom Systems business. As a consequence of these events, the operations of these businesses are reported as discontinued operations. For the quarters ended September 30, 2002 and 2001, respectively, loss from discontinuing operations was $0 and $41 (net of tax benefit of $0 and $18) and the (loss) gain on disposal related to these business was $(1) and $0, net of taxes of $(0) and $0.

     NET INCOME (LOSS). Net loss on continuing operations in the quarters ended September 30, 2002 and 2001 was $289 and $714, respectively. No tax benefit had been recorded for the loss in the three months ended September 30, 2002 and 2001 because, due to our recurring losses, a valuation allowance was recorded.


Nine Months Ended September 30, 2002 Compared To Nine Months Ended September 30, 2001

     The following table sets forth, for the periods indicated, certain financial data derived from our unaudited consolidated statements of operations for the six months ended September 30, 2002 and 2001. The discussion below relates only to our continuing operations, unless otherwise noted.

                                                                    Nine months ended September 30,
                                                                  2002                             2001
                                                            Amount      %                    Amount      %
Revenue
Allstar                                                  $   3,983      12.8              $    4,076     25.1
  INX                                                       21,727      69.9                   7,240     44.6
Stratasoft                                                   5,571      17.9                   4,959     30.5
Corporate                                                                                         (7)    (0.0)
Elimination                                                   (206)     (0.6)                    (27)    (0.2)
         Total revenue                                      31,075     100.0                  16,241     100.0
Gross profit (loss):
Allstar Systems, Inc.                                          936      23.5                     833     20.4
  INX                                                        2,249      10.4                     684      9.4
Stratasoft                                                   3,083      55.3                   2,582     52.1
Corporate                                                        0       N/A                      (2)     N/A
Elimination                                                      0       0.0                     (15)   (55.6)
         Total gross profit                                  6,268      20.2                   4,082     25.1
Selling, general and administrative expenses:
Allstar                                                      1,723      43.3                   2,453     60.2
  INX                                                        2,446      11.3                   2,120     29.3
Stratasoft                                                   2,600      46.7                   2,114     42.6
Corporate                                                      486       N/A                   1,208      N/A
Elimination                                                      0       0.0                     (15)   (55.6)
         Total selling, general and administrative
         Expenses                                            7,255      23.3                   7,880     48.5
Operating (loss) income:
Allstar                                                       (787)    (19.8)                 (1,620)   (39.7)
  INX                                                         (197)     (0.9)                 (1,436)   (19.8)
Stratasoft                                                     483       8.7                     468      9.4
Corporate                                                     (486)      N/A                  (1,210)     N/A
         Total operating loss                                 (987)     (3.2)                 (3,798)   (23.4)
Interest and other income                                        1       0.0                     273      1.7
Loss before benefit for income taxes                          (986)     (3.2)                 (3,525)   (21.7)
Benefit for income taxes                                    (1,189)     (3.8)                   (101)    (0.6)
Net income (loss)  from continuing operations                  203       0.6                  (3,424)   (21.1)
Discontinued operations:
Net loss from discontinued operations                                                           (153)    (0.9)
Gain on disposal                                                17       0.1                     348      2.1
Net income (loss)                                        $     220       0.7              $   (3,229)   (19.9)

     TOTAL REVENUE. Total revenue increased by $14,834 (91.3%) to $31,075 in 2002 from $16,241 in 2001.

     Allstar revenue decreased by $93 (2.3%) to $3,983 in 2002 from $4,076 in 2001. As a percentage of total revenue Allstar revenue decreased to 12.8% in 2002 from 25.1% in 2001. The decrease in Allstar revenue was primarily attributable to decreased service sales of $393 offset by increased software product sales of $290 in the nine months ended September 30, 2002.

     INX revenue increased by $14,487 (200.1%) to $21,727 in 2002 from $7,240 in
2001. As a percentage of total revenue, INX revenue increased to 69.9% in 2002 from 44.6% in 2001. Of the increase in revenues, $9,841 was attributed to the Houston office where INX put in place new management and new sales team, and $4,647 was attributed to the Dallas office. The achievement of gold status with Cisco, its primary product line manufacturer, which allows INX to purchase directly from Cisco at lower pricing levels and which enhances INX's relationship with Cisco in the areas of lead generation, joint marketing and technical support also contributed to increased sales volume for the overall company. While INX does expect continued revenue growth, it is not anticipated that its growth will be at the same rate as it has experienced in the nine month period ended September 30, 2002.

     Stratasoft revenue increased by $612 (12.3%) to $5,571 in 2002 from $4,959 in 2001. Stratasoft revenue, as a percentage of total revenue, decreased to 17.9% in 2002 from 30.5% in 2001. Stratasoft's increased revenues were primarily the result of increased sales in the international sector, better recognition of Stratasoft products in the market place, the expansion of the sales staff and dealer network and to increased advertising and marketing efforts. Stratasoft's international sales accounted for 26.4% of Stratasoft's revenues in the nine months ended September 30, 2002 as compared to 28.4% in the same nine months of 2001.

     GROSS PROFIT. Gross profit increased by $2,186 (53.6%) to $6,268 in 2002 from $4,082 in 2001. Gross margin decreased to 20.2% in 2002 from 25.1% in 2001.

     Allstar gross profit increased by $103 (12.4%) to $936 in 2002 from $833 in 2001. Gross margin for Allstar increased to 23.5% in 2002 from 20.4% in 2001. Allstar cost of service consists primarily of labor cost for which we experienced improved labor utilization in 2002.

     INX gross profit increased $1,565 (228.8%) to $2,249 in 2002 from $684 in 2001. Gross margin for INX increased to 10.4% in 2002 from 9.4% in 2001. INX's product gross profit increased due to both sales volume increase offset by lower gross margin rates. INX's gross profit on its service component decreased to a loss of $29 in 2002 as compared to a loss of $56 in 2001 with gross margin rates of (2.46%) in 2002 as compared to (3.97%) in 2001. The cause of the 2002 loss is primarily due to customers delaying planned service projects.

     Stratasoft gross profit increased by $501 (19.4%) to $3,083 in 2002 from $2,582 in 2001 as revenue increased by 12.3%. Gross margin for Stratasoft increased to 55.3% in 2002 from 52.1% in 2001. The increased gross profit is consistent with the increased sales volume. Gross margin is also impacted by the mix of sales between systems sales, which include a hardware component, as compared to software only sales, which do not have a hardware cost of goods component. Stratasoft's increased gross margin rate is primarily due to changing the mix of product sales to include a reduced hardware component.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $625 (7.9%) to $7,255 in 2002 from $7,880 in 2001. As a percentage of revenue, these expenses decreased by 25.2%, to 23.3% of revenue in 2002 from 48.5% of revenue in 2001. Sales compensation decreased by $304 and legal expense increased by $324 in 2002 as compared to 2001. Administrative wages, contract labor and benefits decreased by $389, general office expenses decreased by $157, and employee education decreased by $110 in 2002 as compared to 2001, primarily due to efforts to reduce overhead at Corporate and throughout the subsidiaries.

     INTEREST AND OTHER INCOME (NET). Interest income decreased by $155 to $45 in 2002 compared to interest income of $200 in 2001, primarily due to the reduction of invested available cash and lower interest rates on invested cash. Additionally, imputed interest expense of $24 and loss on disposition of assets of $21 were incurred in 2002 as compared to $0 in 2001. Other income of $1 in 2002 compares to $73 in 2001, a decrease of $72.

     DISCONTINUED OPERATIONS. On December 31, 2001 we sold our IT Staffing business. On March 16, 2000 we entered into an agreement to sell certain assets of, and the ongoing operation of, our Computer Products Division. The sale transaction closed on May 19, 2000. During 1999 we sold our Telecom Systems business. As a consequence of these events, the operations of these businesses are reported as discontinued operations. For the nine months ended September 30, 2002 and 2001, respectively, loss from discontinuing operations was $0 and $153 (net of tax benefit of $0 and $79) and the gain on disposal related to these business was $17 and $348, net of taxes of $10 and $179.

     NET INCOME (LOSS). Net income on continuing operations in the nine months ended September 30, 2002 was $203. The net loss for the nine months ended September 30, 2001 was $3,424. No tax provision (benefit) had been recorded on continuing operations for the nine months ended June 30, 2001 because, due to our recurring losses, a valuation allowance was recorded.

Liquidity and Capital Resources

     Our working capital was $6,067 and $5,983 at September 30, 2002 and December 31, 2001, respectively. As of September 30, 2002, we had outstanding inventory floor plan financings of $2,822 and available borrowing base of $1,178 under our Textron Finance Division credit facility. We expect to satisfy our capital and debt requirements from our existing cash balances, cash generated by our operations through collection of our accounts receivables and borrowings under our credit facilities.

Cash Flow

     Operating activities provided net cash totaling $369 during the nine months ended September 30, 2002. Operating activities provided net cash during the period primarily due to an increase in accounts payable of $2,319, offset by an increase in accounts receivable of $1,830. Additionally, the uses of cash were offset by cash produced from continuing operations of $786 and cash used by discontinued operations of $417.

     Investing activities used cash totaling $265 during the nine months ended September 30, 2002 and financing activities used cash totaling $337.

Asset Management

     Our cash flow from operations has been affected primarily by the timing of our collection of accounts receivable. We have typically sold our products and services on short-term credit terms and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. We had accounts receivable, net of allowance for doubtful accounts, of $6,132 and $4,302 at September 30, 2002 and December 31, 2001, respectively. We have a note receivable from Echelon Staffing, Inc., a corporation formed by the former President of IT Staffing. The balance on the note at September 30, 2002 is $46. Collections on the note as contingent on the operating revenues of Echelon. We intend to monitor the note and will record a reserve if and when it appears to be uncollectible.

     Our subsidiary, Stratasoft, has modified the terms under which it is doing business with certain customers by requiring a portion of its sales to be paid in advance and accepting notes receivable on the remaining balance . At
September 30, 2002 and December 31, 2001, Stratasoft had notes receivable of $699 and $0, respectively. In addition, our subsidiary, Internetwork Experts, has a note receivable for $12 and $117 at September 30, 2002 and December 31, 2001, respectively, relating to one of its customers.

Current Debt Obligations

     Historically, we have satisfied our cash requirements principally through borrowings under our lines of credit and through operations. On January 31, 2002 we entered into a credit agreement with Textron Financial Corporation ("Textron") for a revolving line of credit (the "Textron Facility"). The total credit available under the Textron facility is $4,000 subject to borrowing base limitations that are generally computed as 80% eligible accounts receivable and 90% of identifiable inventory purchased under this agreement and 40% of all other inventory. In connection with the increase in the credit line, a modification was made to the borrowing base limitations that restricted the eligibility of accounts receivable for collateralization by disallowing as eligible any customer's receivables in their entirety that have balances over 90 days old that exceed 25% of their total balance. We may use up to $500 of the line for working capital advances under approved conditions. Borrowings under the accrue interest at the prime rate plus 2.5% on outstanding balances that extend beyond the vendor approved free interest period and on working capital advances from date of advance. Inventory floor plan borrowings are reflected in accounts payable on the accompanying balance sheets. At September 30, 2002, we had $2,822 outstanding on inventory floor plan finance borrowings, $0 outstanding on working capital advances and had total credit availability of $1,178.

     This agreement is collateralized by substantially all of our assets except our patent assets. The agreement contains restrictive covenants, which require us to maintain minimum tangible capital funds of $4,000,000 and a minimum debt to tangible capital funds ratio of 2 to 1. At September 30, 2002 we were in compliance with all of the loan covenants.

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

     During 2002 and 2001 our subsidiary, Stratasoft, recognized revenues on the percentage-of-completion basis for several projects associated with one reseller in South Asia. I-Sector has risk to the extent that this group of customers have not paid or issued contractual letters of credit up to the level of cost and earnings recognized. On the projects in South Asia we typically required a cash payment or letter of credit from the customer prior to shipping the product. Additionally, Stratasoft has had revenues derived from Africa, the United Kingdom, and Canada.

     We maintain allowances for doubtful accounts and notes receivable for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Related Party Transactions

     We have from time to time made payments on behalf of Allstar Equities, Inc., a Texas corporation ("Equities"), which is wholly-owned by our President and Chief Executive Officer, on his behalf personally, for taxes, property and equipment. Effective on December 1, 1999 a note payable by Equities was signed for $336 for 60 monthly installments of $7. The note bears interest at 9% per year. At September 30, 2002 and December 31, 2001, the Company's receivables from Equities amounted to approximately $106 and $159, respectively. Additionally, from time to time the Company has made payments to unrelated parties, primarily for use of a credit card, for transactions that either wholly or partially benefit our President and Chief Executive Officer and which therefore are accounted for as indebtedness from him to the Company and on which he pays interest of 6% per annum on the average outstanding balance. The balance of approximately $87 and $80 is included in the Company's balance sheet and reported as part of Accounts receivable - affiliates at September 30, 2002 and December 31, 2001, respectively.

     In order to comply with the Sarbanes-Oxley Act of 2002, we have determined that the payments for the President and Chief Executive Officer's use of a credit card for transactions that wholly or partially benefit him may possibly be deemed to constitute a demand loan. Therefore, in order to be in complete compliance, the Company has recently made a demand for repayment of $94 related to the President and CEO's personal credit card usage, which is discussed above and is classified in Accounts Receivable - affiliates in the Company's balance sheet at September 30, 2002 and December 31, 2001. After the enactment of the Sarbanes-Oxley Act (the "Act") on July 30, 2002, we inadvertently paid certain credit card bills for a credit card used by our President and CEO that were thereafter identified as transactions that were of a personal nature and which occurred after the enactment of the Act. In the absence of interpretive regulations under the Act as to whether or not such assets could possibly be construed to be a personal loan to the President and CEO under the Act, we have taken the conservative approach and demanded that the President and CEO immediately repay such amounts. The President and CEO re-paid the amounts in question, which we consider to be immaterial, shortly after the Company made such payments and prior to the end of the quarter. The President and CEO is in the process of facilitating repayment of his debt to the Company. During the quarter ended September 30, 2002, the note payable owed by Allstar Equities, Inc. has been reduced by $17 and the amount owed by the President and CEO for credit card usage has been reduced by $8.

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

     From time to time we obtain an independent survey of real estate rental rates and consults with real estate consulting firms to determine market rates of facilities that are comparable to our Houston headquarters facility. We believe that the rental rate and other terms of our lease from Equities are at least as favorable as those that could be obtained in an arms-length transaction with an unaffiliated third party.

     We furnish company-owned automobiles for the President and Chief Executive Officer's business and personal use.

         From time to time we make short-term loans and travel advances to our employees. The balance of approximately $18 and $11 relating to these loans and advances is included in the Company's balance sheet and reported as part of Accounts receivable - affiliates at September 30, 2002 and December 31, 2001, respectively.

     Each of our subsidiaries has a stock incentive plan in place. One of our subsidiaries has granted to certain employees and to management of such subsidiary an incentive award. Under its plan such options vest ratably over three to five years. The quantity of incentive options granted to management personnel are determined based on the percentage of predetermined financial goals that they attain. Any unvested stock options vest immediately upon the occurrence of a liquidity event for that subsidiary. The options expire ten years after the grant date if they are not exercised. The stock option grants are subject to dilution when I-Sector purchases additional shares of the subsidiary stock in order to keep the subsidiary sufficiently capitalized. At September 30, 2002, options for 5,459,500 shares of stock were granted by that subsidiary and were outstanding with an average issue price of $ 0.13, which represents potential maximum dilution of I-Sector's investment in that subsidiary of 23.0%.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     We incur certain market risks related to interest rate variations because we hold floating rate debt. Based upon the average amount of debt outstanding during the three months ended September 30, 2002, a one-percent increase in interest rates paid by us on our floating rate debt would not have resulted in an increase in interest for the period.

ITEM 4.  Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board concluded that I-Sector's disclosure controls and procedures are effective.

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the immediate paragraph above.

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

     In August 2002, Inacom Corp. filed a lawsuit in the District Court of Douglas County, Nebraska styled Inacom Corp. v. I-Sector Corporation, f/k/a Allstar Systems, Inc., claiming that we owed the sum of approximately $570 to Inacom as a result of termination of a Vendor Purchase Agreement between Inacom and us. We believe that the demand is without merit and intend to vigorously contest the demand.

     We had filed a claim to collect on a note receivable from E Z Talk Communications ("E Z Talk") and had recently entered into arbitration discussions with E Z Talk. In July, 2002 E Z Talk filed a lawsuit to set aside the arbitration and claiming damages of $250. I-Sector intends to vigorously contest the suit.

     The Equal Opportunity Commission ("EEOC") has filed a civil action against us, Civil Action No. 3-01CV2240-R, styled Equal Employment Opportunity Commission v. I-Sector Corporation, in the Northern District of Texas. The action charges workplace sexual harassment by us and directed against two individuals. The case is now in the posture of cross-filing of Motions for Summary Judgment. We believe the demand is without merit and are vigorously contesting the action.

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


                                      I-Sector Corporation.

August 13, 2002                       By:      /s/ JAMES H. LONG
Date                                  James H. Long, Chief Executive Officer,
                                      Chief Financial Officer,
                                      President and Chairman of the Board

                                      By:      /s/ PATRICIA L. WINSTEAD
                                      Patricia L. Winstead, Vice President
                                      and Controller, Chief Accounting Officer

CERTIFICATIONS

I, James H. Long, Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of I-Sector Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls an procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for I-Sector Corporation ("I-Sector") and I have:

a. designed such disclosure controls and procedures to ensure that material information relating to I-Sector, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared.

b. evaluated the effectiveness of I-Sector's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.        presented  in  this  quarterly   report  my   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of I-Sector's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect I-Sector's ability to record, process, summarize and report financial data and have identified for I-Sector's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in I-Sector's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated:  November 14, 2002       /s/ James H. Long
                                         James H. Long, Chief Executive Officer,
                                         Chief Financial Officer,
                                         President and Chairman of the Board

Exhibit 99.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of I-Sector Corporation (the "Company" ) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James H. Long, Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

    1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

    2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                         I-Sector Corporation.

November 14, 2002                        By:      /s/ JAMES H. LONG
Date                                     James H. Long, Chief Executive Officer,
                                         Chief Financial Officer,
                                         President and Chairman of the Board