Form 10-K
period 2002-12-31
I SECTOR CORP
filed 2003-03-31
CIK 1020017

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

|X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regu lation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on June 28, 2002, as reported on NASDAQ Small Cap Market, was approximately $3,470,992.

     The number of shares of Common Stock, $.01 Par Value, outstanding as of March 21, 2003 was 3,709,689.


                      DOCUMENTS INCORPORATED BY REFERENCE

PART I

All monetary amounts discussed in Items 1 through 7 are in thousands.

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

GENERAL

     I-Sector Corporation ("I-Sector" or the "Company") is a holding company and conducts substantially all of its operations through its subsidiaries. Our subsidiaries are engaged in various aspects of information and communications technology business. In 2002, our revenue from continuing operations was derived through three primary subsidiary companies:

o Valerent, Inc provides information technology solutions that both lower the client's expense and increase the quality and efficiency of their experience by utilizing centralized, remote-enabled computing management tools which predict, announce and manage service interruptions. Valerent, Inc. was formerly known as Allstar Solutions, Inc.

o Internetwork Experts, Inc is a network professional services and integration organization with areas of practice that include large-scale enterprise network engineering consulting, network security, network management, wireless networking, IP Telephony.

o Stratasoft, Inc. develops and is engaged in marketing software products for computer-telephony integration, including products for professional call center and other high volume calling applications.

     I-Sector's filings with the SEC are available without charge on our website at http://www.I-Sector.com/information/sec.htm.

BUSINESS STRATEGY

     Our strategy is to utilize our capital resources to build a portfolio of highly focused subsidiary companies, each of which will be involved in an area of information and/or communications technology that we believe provides an opportunity for such subsidiary company to become a dominate force in, and to achieve superior results in. While the information and communications technology industries have been in a recession for approximately the past two years, we believe that these industries will rebound, as they are vital areas of the world economy that have, and will continue to, go through significant change due to technological advances. We believe that we can produce higher rates of growth, and better financial performance, by providing our products and services through focused, specialized companies, each branded to pursue a specialized mission and each led by a separate, focused, management team with financial incentives tied to their company's financial performance. We plan to continue to expand each of our three current subsidiary companies through internally generated sales and possibly through the acquisition of compatible and synergistic companies. We will also continue to evaluate the possibility of entering new lines of business either by starting new subsidiary companies or by acquiring other companies. We intend to focus our growth efforts in niche industry areas that we believe hold the greatest opportunity for growth and profitability. Each of our three current subsidiary companies is executing a unique business strategy.

Valerent, Inc.

     Valerent, Inc. ("Valerent"), previously named Allstar Solutions, Inc. ("Allstar"), which started as the services side of our former computer reselling organization, has been transforming itself into a provider of specialized information technology solutions and intends to grow its revenue by aggressively adding additional specialized solutions offerings that reduce their customers costs of supporting their IT infrastructure while improving the efficiency and quality of support, as well as by rapidly expanding its sales force. By offering highly specialized competence in the niche solutions areas that it operates in, Valerent intends to be able to gain market share against its competitors by offering better solutions and better support for such solutions than its competitors. Valerent is headquartered in Houston and has a branch office in Dallas. In markets where it does not maintain branch offices, Valerent often subcontracts for necessary technical personnel, particularly where required for larger scope or prolonged duration contracts. Valerent typically targets customers that are medium to larger corporate clients as well as state and local government organizations.

Internetwork Experts, Inc.

     Internetwork Experts, Inc. ("INX") intends to rapidly become the leading regional network professional services organization by offering highly specialized technical services of the highest quality and competence, thereby rapidly commanding a significant presence in the network services and equipment markets. By aggressively positioning itself as one of the most technically competent provider of network professional services, INX intends to rapidly be included in a large percentage of the large network consulting and network implementation projects in the markets that it serves. By concentrating its efforts on Cisco technology, INX intends to build loyalty with the leading network equipment manufacturer and more easily achieve superior technical competence as compared to the competition. By rapidly increasing its sales staff, INX intends to pursue a rapid growth path for the foreseeable future. INX is headquartered in Dallas and has a branch office in Houston. INX typically targets customers that are large corporate clients and communications firms that utilize large complex network infrastructures, as well as state and local government organizations.

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

PRODUCTS AND SERVICES

     We currently provide all of our products and services, and produce all of our revenue, through our three wholly owned subsidiary companies, further details of which are provided below.

Valerent, Inc.

     Valerent offers a variety of service offerings related to the cost reduction and performance improvement through Internet-based service and support of computing technology. The services that Valerent offers include:

     o Systems management including operating system and data migration services
     o Data life cycle support including client roll back and recovery services
     o    Security management and monitoring
     o    Internet usage monitoring and management
     o    Helpdesk solutions consulting.
     o    Turn-key outsourcing of the IT helpdesk function
     o    Network support and network management
     o    IT project management
     o    Network design and implementation
     o    Technical staff augmentation for IT helpdesk operation

     Valerent typically prices its services on a time and materials basis, under fixed price project pricing or under fixed fee service contracts, depending on customer preference and the level of service commitment required. To support and maintain the quality of these services and to maintain the vendor accreditation necessary to service their significant product lines, Valerent's technical staff participates in various certification and authorization programs sponsored by hardware manufacturers and software suppliers.

Internetwork Experts, Inc.

     INX is a provider of network infrastructure professional services and an integration firm with practice areas in network design and implementation, voice/data convergence and network management and security: INX provides solutions for large-scale and complex networks based primarily on products and technology from Cisco Systems, Inc. The company provides consulting services in the following disciplines:

     o    Network baseline assessment
     o    Design/architecture
     o    Implementation
     o    Network management
     o    Project management
     o    Network security
     o    Knowledge transfer

     Specific technologies in which INX offers expertise include:

     o    Routing
     o    Switching (LAN/MAN/WAN)
     o    Virtual Private Networks (VPN)
     o    Voice over X (VoX)
     o    Wireless
     o    Security
     o    IP Telephony
     o    Wireless networks

     INX's client base includes many vertical markets such as healthcare, legal, banking, energy and utilities, hospitality, transportation, legal, manufacturing and entertainment, education as well as local, state and federal government. In addition to its direct sales model INX also provides technical consulting and project management services as a sub-contractor for companies such as IBM, EDS and Qwest.

Stratasoft, Inc.

     Stratasoft develops and markets computer telephony software, which integrates business telephone systems and networked computer systems, under the trade name "Stratasoft". Stratasoft's products are designed to maximize the efficiency of a professional contact center or other type of high volume calling application, for both inbound and outbound calls. Stratasoft offers custom contact center solutions that do not require excessive, labor-intensive implementation and professional service augmentation. Our complete call center product offering allows end users to rapidly customize their business applications and positions them to effectively compete in today's business climate. Stratasoft's software products can be bundled with computer hardware supplied by either Stratasoft or one of their value added resellers should the customer request this configuration. Stratasoft currently has two primary computer-telephony software products, which are marketed under the trade names StrataDial and StrataVoice:

     o The StrataDial. VC2 - Virtual Contact Center suite provides the customer with the following essential telephony applications: outbound predictive dialing, inbound automatic call distribution, voice mail and auto attendant applications, and text-to-speech capabilities Web-based text chatting, e-mail management and routing, fax on demand, an interactive voice response system and rapid application development tools. The product's true open architecture design allows for easy integration with existing in-house systems and software applications, thereby minimizing customer acquisition expenses and capitalizing on existing technology investments. StrataDial.VC2 delivers robust, yet easy-to-use, global contact center functionality to worldwide companies seeking an affordable and flexible communications solution.

          With the evolution of the Multi-Point Contact Center, our customers are leveraging the power of the StrataDial.VC2 product suite to increase their productivity and return on investment. The product allows our clients to contact additional customers and prospects quickly keeping the customers' preferred choice of contact in mind.

     o StrataVoice is an outbound dialing product designed for high volume calling applications that do not require human interface. Strata Voice applications include; appointment confirmation and setting, court appearance notification, opinion surveys, community notification such as school closings and emergency evacuation, employee updates, absenteeism notification, telemarketing and market research. A telephone system utilizing StrataVoice dials a computerized list of numbers and queries the contacted individual., The system has the ability to branch to other questions and statements based on designated responses. StrataVoice also allows the contacted individual to leave messages. Scripting tools allow the user to develop customized campaigns. The system builds a database of respondent data and comprehensive response reporting capabilities.

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

CUSTOMERS

     The focus of the various subsidiary companies' marketing efforts varies, as does the makeup of each company's customer base. Valerent's customer base consists primarily of small to larger commercial clients as well as state and local governmental organizations, primarily in Houston and Dallas. INX's customers are typically larger corporate organizations or communications companies that utilize large network infrastructures, a majority of which are located in, or make significant network infrastructure decisions in, Dallas or Houston, but for which work is performed nationally. Stratasoft's customers are typically call center companies or companies or organizations that operate a call center, and includes political and non-profit organizations. A majority of Stratasoft's customers have historically been located in the United States, but Stratasoft has increasingly sold and installed its call center systems in several other countries. In 2000, 2001 and 2002, approximately 3.9%, 42.9% and 28.2%, respectively, of Stratasoft's revenues, and 1.7%, 13.2% and 4.4%, respectively, of consolidated revenues, were with customers outside the U.S, including customers in India, the United Kingdom, Canada and the Philippines. We had no single customer that represented 10% or greater of our total continuing revenues in the years ended December 31, 2002, 2001 or 2000, however we had a group of end user customers related to a single reseller that represented 10.0% of our total continuing revenues in 2001.

SUPPLY AND DISTRIBUTION

     We purchase limited amounts of computing and communications equipment that is sold in conjunction with Stratasoft's software products and by INX as part of turn-key network infrastructure solutions. We have historically relied on wholesale distributors to supply a majority of these products. We have typically purchased the majority of our products from three primary suppliers in order to obtain competitive pricing, better product availability and improved quality control. INX purchases the majority of the Cisco products that it resells directly from Cisco. In addition, Valerent and INX purchase or exchange service parts, such transactions typically being with the product manufacturer or its authorized parts distributor. All of our subsidiaries attempt to keep minimal inventory on hand, and to purchase inventory only as needed to fulfill orders.

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

EMPLOYEES

     As of December 31, 2002 we employed approximately 146 individuals. Of these, approximately 27 were employed in sales, marketing and customer service, 77 were employed in engineering and technical positions and 42 were employed in administration, finance and MIS. We believe that our ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been, and will continue to be, critical to our ability to execute our business plans. None of our employees are represented by a labor union nor are any subject to a collective bargaining agreement. We believe that our relations with our employees are good.

RECENT ORGANIZATIONAL CHANGES

     We sold our Telecom Systems business on March 16, 2000 and we sold our Computer Products Division on May 19, 2000. In July 2000, we separated our former IT Services business into three separate businesses, each of which is a wholly owned subsidiary corporation. One of these subsidiary companies was IT Staffing, Inc., which had already been operated as a wholly owned subsidiary since 1997. We contributed the non-IT Staffing remaining components of the former IT Services business to two newly formed corporations, Allstar Computer Services Inc. and Synergy Helpdesk Solutions, Inc. Effective June 30, 2001, we merged Synergy Helpdesk Solutions, Inc. into Allstar Computer Services, Inc. and subsequently renamed the resulting company Allstar Solutions, Inc. In July 2000, we also formed another wholly owned subsidiary, Internetwork Sciences Corporation. In October 2000 Internetwork Sciences Corporation acquired certain assets and the ongoing operations of an unrelated company, Internetwork Experts, Inc., and adopted the name of the acquired firm by changing its legal name to the latter. In February 2003 Allstar Solutions, Inc. was renamed Valerent, Inc. in conjunction with a change in its strategy.

RISKS RELATED TO OUR BUSINESS STRATEGY

     Executing our business strategy involves many risks including, but not limited to, the following:

Risks of Potential Future Acquisitions and Investments

     Our business may depend in the future on the successful acquisition and the integration and performance of businesses that we acquire. Our strategy involves the substantial risk that we will not find suitable businesses to acquire on terms we believe are commercially reasonable and that the new businesses we choose to enter or the acquisitions that we choose to make will not provide the benefits we expect. Our future business prospects should therefore be considered in light of the risks, expenses, problems and delays inherent in acquiring a new business. We cannot be certain that we will identify and assess these risks. Some of the acquisition and operating risks that could adversely affect us include the following:

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

Concentration of International Revenues

     During 2002 and 2001 we have recognized revenues on the percentage-of-completion basis for several projects associated with one reseller in South Asia. International revenues represent 4.4% and 13.2% of consolidated revenues in 2002 and 2001, respectively. We have risk to the extent that this group of customers have not paid us or issued contractual letters of credit up to the level of cost and earnings recognized and inherent risks related to the frequent estimates and management judgment associated with the percentage-of-completion method of accounting.

Project Completion

     Our Stratasoft subsidiary recognizes its project revenues on the basis of percentage-of-completion for projects that have a duration in excess of three months. The percent complete is calculated based on a ratio of total costs incurred to estimated total costs for each project. Revisions of estimates are reflected in the period in which the facts necessitating the revisions become known.

Uncertain Revenue Sources

     In order to reach profitability from our existing businesses we will have to grow the revenues. The relatively high level of operating expenses remaining after the divestiture of Computer Products has contributed to operating losses, which were expected to continue until new revenues could be generated to offset some of the loss of revenues from the businesses that have been sold. During 2001 and 2002 we experienced significant revenue growth that resulted in reductions of our losses each quarter but we were unable to reach profitability by the quarter ended December 31, 2002.

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

Dependence on Our Three Subsidiaries

     Our existing three subsidiary companies are currently our only revenue producing business segments. Because of that, our ability to be successful in these areas of business takes on a much greater significance to us than in the past. We plan to concentrate our efforts on growing these businesses. The risk exists that we may be unable to accomplish this improvement, and the operations of these businesses alone may not enable us to operate profitably.

Adverse Changes in Our Industry

     The information technology and communications our industries are undergoing rapid changes that may adversely affect us. If we do not successfully adapt our business strategy to these new conditions, there is a risk that we may be unable to compete and be profitable in the future.

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

Dependence on Key Personnel

     Our success for the foreseeable future will depend largely on the continued services of key members of management, leading salespersons and technical personnel. We do not maintain key personnel life insurance on any of our executive officers or salespersons other than our Chairman and Chief Executive Officer. Our success also depends in part on our ability to attract, hire, train and retain qualified managerial, technical and sales and marketing personnel at a reasonable cost. Competition for such personnel is intense. Our financial condition and results of operations could be materially adversely affected if we are unable to attract, hire, train and retain qualified personnel.

Dependence    on    Continued    Authorization    to    Resell    and    Provide
Manufacturer-Authorized Services

     Our future success in our services businesses depends largely on our continued status as an authorized reseller and/or service provider. We maintain sales and service authorizations with many industry-leading product manufacturers. Without such sales and service authorizations, we would be unable to provide the range of services that we currently offer. In addition, INX's ability to resell Cisco network products is dependent upon its Cisco authorization. Valerent's ability to sell and utilize Altiris products for its solutions is dependent upon its Altiris authorization. In general, the agreements between our product manufacturers and us either have fixed terms or provide for termination on 30 days prior written notice. Failure to maintain such authorizations could have a material adverse effect on our financial condition and our results of operations.

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

Control by Existing Stockholders

     James H. Long, founder, Chairman of the Board, President and Chief Executive Officer, owns 56.2% of the outstanding Common Stock and Mr. Long will have the ability to control the election of the members of our board of directors, prevent the approval of certain matters requiring the approval of either a majority of stockholders or at least two-thirds of all stockholders and exert significant influence over our affairs.

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

Item 2.  Properties

FACILITIES

     We do not own any real property and currently lease all of our existing facilities. We lease our Houston office that is housed in a freestanding building of approximately 48,000 square feet. On November 30, 1999, the building was acquired by a corporation owned by the Chairman, Chief Executive Officer and President of the Company. A new lease at reduced rental rates was signed on February 1, 2002, which expires on January 31, 2007. Our Dallas office is a space of approximately 8,960 square feet. The Dallas facility lease term began July 2000 and expires in July 2003.

Item 3.  Legal Proceedings

     We are party to litigation and claims that management believes are normal in the course of our operations; while the results of such litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our results of operations or financial position.

     In August 2002, Inacom Corp. filed a lawsuit in the District Court of Douglas County, Nebraska styled Inacom Corp. v. I-Sector Corporation, f/k/a Allstar Systems, Inc., claiming that I-Sector owed the sum of approximately $570 to Inacom ("Inacom") as a result of Inacom's termination of a Vendor Purchase Agreement between Inacom and I-Sector. I-Sector believes that the demand is without merit and intends to vigorously contest the demand.

     I-Sector had filed a claim to collect on a note receivable from E Z Talk Communications ("E Z Talk") and had recently entered into arbitration discussions with E Z Talk. In July, 2002 E Z Talk filed a lawsuit to set aside the arbitration and claiming damages of $250. A mediation meeting was held in November 2002, as required under the contract, however no agreement was reached. At March 7, 2003 the parties have reached agreement in principle to settle.

     The Equal Employment Opportunity Commission ("EEOC") filed a Charge of Discrimination against Stratasoft on behalf of Jennifer R. Bond on August 1, 2002 in the EEOC Minneapolis, Minnesota office. I-Sector believes that the charge is without merit and intends to vigorously contest the charge.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's shares are traded on the NASDAQ Small Cap Market. Prior to July 11, 2000 our shares traded under the symbol "ALLS". Upon the change of our corporate name on July 11, 2000, our stock began trading under the symbol "ISEC". Below are ranges of the stock trading price:

                                    High             Low
Fiscal 2001
          First quarter             1.188            0.875
          Second quarter            1.250            0.980
          Third quarter             1.100            0.900
          Fourth quarter            1.040            0.600

Fiscal 2002
          First quarter             0.970            0.670
          Second quarter            2.140            0.661
          Third quarter             2.290            1.330
          Fourth quarter            2.000            1.050

     As of March 21, 2003, there were 48 shareholders of record. Management estimates that there are approximately 795 beneficial holders of our common stock. We have never declared or paid any cash dividends on our Common Stock. On March 21, 2003, the closing sales price of our Common Stock as reported by NASDAQ was $1.91 per share. We currently anticipate that we will retain all earnings for use in our business operations.

     Securities authorized for issuance under equity compensation plans

     The following table describes at December 31, 2002 information with respect to stock compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Stock Compensation plans previously approved by security holders:

     Name of Plan         Number of Securities    Weighted  Options Remaining
                          To be Issued Upon       Average   Available for Future
                          Exercise of Outstanding Exercise  Issuance
                          Options                 Price

1996 Incentive Stock Plan     382,312              1.47            60,188
Director Plan                  97,000              1.47             3,000
2000 Stock Incentive Plan      85,090              1.47           314,910

     I-Sector has no stock compensation plans not previously approved by security holders.

     Excluded from the table above are stock incentive plans for I-Sector's subsidiaries. Each of I-Sector's subsidiaries has a stock incentive plan in place and have reserved for issuance a combined 6,500,000 shares of common stock for subs. The subsidiary plans have not been presented to the shareholders of I-Sector for approval. One of the subsidiaries has granted to certain employees and to management of such subsidiary an incentive award. Under its plan such options vest ratably over three to five years. The options granted in 2002 were granted to management personnel. The quantity of incentive options granted in 2002 to management personnel that vest each year is determined based on the percentage of predetermined financial goals that they attain and none vest prior to March 31, 2003. Any of the 2002 options granted to the management personnel that become eligible for vesting, but do not vest due to financial performance as compared to predefined goals, are forfeited and will no longer be eligible for vesting. Any unvested stock options vest immediately upon the occurrence of a liquidity event for that subsidiary. The options expire ten years after the grant date if they are not exercised. All of the options, with the exception of the 2002 grant to management personnel, cannot be exercised unless there is a liquidity event during the ten year option term. The 2002 grant to management personnel may be exercised if there is no liquidity event within 30 days prior to the expiration of the ten year term. The stock option grants are subject to dilution when I-Sector purchases additional shares of the subsidiary stock in order to keep the subsidiary sufficiently capitalized. At December 31, 2000, 2001 and 2002, respectively, options for 1,300,000, 1,388,500 and 5,444,499 shares of stock were granted by those subsidiaries of which 0, 433,333 and 642,833 were vested. On the date of issuance, these shares had an exercise price equal to their fair market values. These subsidiaries determine fair market value at the date of issuance using a market valuation approach based upon a discounted cash flows methodology. The fair values of these issuances were $0.07, $0.20 and $0.15 in 2000, 2001 and 2002, respectively. At December 31,
2002 there are 1,055,501 stock options in the subsidiary's plan available to be issued.

Item 6.  Selected Financial Data

     The following sets forth the selected data of the company for the five years ended December 31, 2002.

                             Year ended December 31,
                (In thousands except share and per share amounts)

                                        1998           1999          2000            2001           2002
                                    ----------     ----------    ----------      ----------     ----------
Operating Data:
Revenue                             $   15,408     $   17,984    $   17,087      $   23,620     $   42,021
Cost of sales and services              10,078         11,806        12,968          17,325         33,752
                                    ----------     ----------    ----------      ----------     ----------
   Gross profit                          5,330          6,178         4,119           6,295          8,269
Selling, general and
  administrative expenses                6,637          6,207         9,479          10,573         10,625
                                    ----------     ----------    ----------      ----------     ----------
   Operating loss                        1,307             29         5,360           4,278          2,356
Interest and other income, net             (41)           (23)         (239)           (316)          (115)
                                    ----------     ----------    ----------      ----------     ----------
Loss from continuing operations
  before benefit for income taxes        1,266              6         5,121           3,962          2,241
(Benefit) provision for income
  taxes                                   (415)            20        (1,493)            (87)        (1,595)
                                    ----------     ----------    ----------      ----------     ----------
     Net loss from
       continuing operations               851             26         3,628           3,875            646

Discontinued Operations (1):
  Net income (loss) from
   discontinued operations, net
   of taxes                               (247)           319           195            (167)
  Income (loss) on
   disposal, net of taxes                              (1,138)        3,390             337            262
                                    ----------     ----------    ----------      ----------     ----------
     Net loss                       $   (1,098)    $     (845)   $      (43)     $   (3,705)    $     (384)
                                    ==========     ==========    ==========      ==========     ==========

Net loss per share
Basic and diluted
Net loss from continuing
  operations                        $    (0.20)    $    (0.01)   $    (0.90)     $    (0.99)    $    (0.17)
Net income (loss) from
  discontinued operations                (0.05)          0.08          0.05           (0.04)
Loss (gain) on disposal                                 (0.27)         0.84            0.08           0.07
                                    ----------     ----------    ----------      ----------     ----------
Net loss per share                  $    (0.25)    $    (0.20)   $    (0.01)     $    (0.95)    $    (0.10)
                                    ==========     ==========    ==========      ==========     ==========

                         As of December 31,
                         (In thousands)
                                       1998            1999          2000           2001            2002
                                       ----            ----          ----           ----            ----
Balance Sheet Data:
Working Capital                     $    9,800     $    9,567    $   10,098      $    5,983     $    5,540
Total Assets                            51,028         54,531        17,142          13,548         15,751
Short-term borrowings                   15,958         15,869           -0-             213            157
Long-term debt                             -0-            -0-           -0-             410            247
Stockholders' equity                $   12,705     $   11,830    $   11,912      $    8,015     $    7,640

 (1) In 1999 we sold our Telecom division. In 2000 we sold our Computer Products division. In 2001 we sold our IT Staffing business.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is qualified in its entirety by, and should be read in conjunction with, our Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Annual Report on Form 10-K.

Overview

     Through 1999, our revenue was historically derived through four primary segments, IT Services, CTI Software, Computer Products and Telecom Systems, each of which were historically reported separately. During the year ended December 31, 1999 we discontinued our Telecom Systems business and during the quarter ended March 31, 2000 we discontinued our Computer Products business. We sold our Telecom Systems and Computer Products businesses in separate transactions during the first quarter of 2000. After the sale of these two businesses, in July 2000, we separated what had been the IT Services business into three separate businesses, of which one was IT Staffing, Inc. ("IT Staffing") and all of which are wholly owned subsidiaries. During 2001 we sold our IT Staffing business. We contributed the remaining components of the former IT Services business to two newly formed wholly owned corporations, Allstar Computer Services, Inc. ("ACS") and Synergy Helpdesk Solutions, Inc. ("Synergy"). Effective June 30, 2001 we merged Synergy into ACS and subsequently renamed that business to Allstar Solutions, Inc. ("Allstar"). Subsequent to December 31, 2002, we renamed Allstar to Valerent, Inc. ("Valerent"). In July 2000, we formed another wholly owned subsidiary, Internetworking Sciences, Inc. ("INX"), a professional services organization that focuses on the design, deployment and support of large-scale network infrastructure requirements. In October 2000 INX acquired certain assets of an unrelated professional service company in the Dallas area, which had a similar focus, and subsequently underwent a legal name change to Internetwork
Experts, Inc. Our CTI Software business was not affected by the sale of the Computer Products and Telecom Systems business units, however we are now referring to this segment by its corporate name, "Stratasoft" rather than "CTI Software" as we have in the past.

     We market our services businesses in Texas from locations in the Houston and Dallas-Fort Worth metropolitan areas. Stratasoft markets its products worldwide through a direct sales force and an authorized dealer network. By operating through these highly focused wholly owned subsidiaries, we believe that we will offer better customer service, and improve our financial performance.

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

     Gross margin varies substantially between each of these business segments. Over the past three years gross margin in Valerent has ranged between 19.5% and 24.0% and gross margin for Stratasoft has ranged between 46.4% to 55.5%. As a newly formed business, INX experienced negative gross margin of 2.3% in 2000, but improved its gross margin to 11.1 % in 2002.

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

Discontinued Operations and Sales of Certain Business Units

RECENT SALES OF CERTAIN BUSINESS SEGMENTS

Sale of IT Staffing

     On November 6, 2001 we determined to exit the IT Staffing business because it had been unprofitable and because we believed that the technical staffing industry was most likely to remain weak for the foreseeable future. Effective December 31, 2001, the business was sold to Echelon Staffing, Inc., a corporation owned by our former employee. Under the terms of the sale I-Sector received a note receivable for $52, of which $50 was for the ongoing operations and $2 for certain fixed assets relating to this business. The note receivable bears interest at 5% per annum and is collectible in installments based on the total monthly revenue of the buyer over 24 months beginning in March 2002. A disposal loss of $11 (net of tax of $5), including an estimated loss for the operating results from the measurement date, November 6, 2001 to the closing date of the sale of $37, and estimates for impairment of assets caused by the disposal decision of $34 was recognized in 2001. Net loss from discontinued operations was $107, $167 and $0 (net of taxes of $55, $85 and $0) in 2000, 2001 and 2002, respectively. Additional loss on disposal of $13 (net of tax of $7) was recognized in 2002. I-Sector retained accounts receivable of approximately $82 and $0, net of reserves, and liabilities related to the IT Staffing business at December 31, 2001 and 2002, respectively. Revenue for the IT Staffing business for the years ended December 31, 2001 and 2002 was $967 and $0, respectively.

Sale of Computer Products

     On March 16, 2000 we entered into an agreement to sell certain assets of and the ongoing operations of our Computer Products Division, along with certain assets and operations of our IT Services Division related to our El Paso branch office. That sale closed on May 19, 2000 after shareholder and other required approvals were obtained. Under this agreement, assets and operations were sold to Amherst Computer Products Southwest, L.P., an affiliate of Amherst Technologies, L.L.C. The terms of the agreement included cash consideration of $14,779, plus the possibility of receiving a future payment of up to $500 from an escrow account. In 2000 I-Sector realized a gain of a $3,743, net of taxes, on the sale. The proceeds of the sale were used to reduce debt. Additional gain of $346 and $104 (net of taxes of $179 and $53) was recognized in 2001 and 2002, respectively. The discontinued operations of the Computer Products Division produced income of $302 in 2000 (net of taxes of $156 in 2000). We retained accounts receivable of $20,266, net of reserves, fixed assets of $255 and liabilities related to the Computer Products Division. At December 31, 2001 and 2002, respectively, we had accounts receivable related to the Computer Products Division of $0 and $332. Fixed assets were redeployed in continuing operations. In connection with the sale of the Computer Products Division, I-Sector also sold a portion of the IT Services business located in El Paso, Texas. The El Paso branch office portion of the IT Services business accounted for revenues of $955, $(1) and $0 for the years ended December 31, 2000, 2001, and 2002, respectively. For financial accounting presentation the El Paso services business was included in the corporate segment of continuing operations for the years ended December 31, 2000, 2001 and 2002.

Sale of Telecom Systems

     On November 2, 1999 we determined to exit the Telecom business and on March 16, 2000, we sold the Telecom Systems segment to Communications World
International,  Inc.  ("CommWorld"),  a publicly  traded  company (OTC  Bulletin
Board: CWII). Under the terms of the sale, for the inventory and operations of Telecom Systems, we received $250 cash. A disposal loss, including an estimate of the operating results from the measurement date, November 2, 1999, to the closing date of the sale of $580, and estimates for impairment of assets caused by the disposal decision of $558, totaling $1,138 (net of an income tax saving of $586) was recognized in 1999. The loss from discontinued operations (net of income tax savings of $505, was $981 in 1999. We retained accounts receivable of $1.4 million, net of reserves, fixed assets of $30 and liabilities related to Telecom Systems. At December 31, 2001 and 2002, respectively, the Company had $0 and $100 net accounts receivable related to the Telecom Systems segment. Fixed assets were redeployed in the continuing operations. During the year ended December 31, 2000 additional expenses related to the disposal of the Telecom Division of $344 (net of taxes of $240) was recognized. Gain on Disposal of $0 and $171 (net of taxes of $0 and $88) was recognized in 2001 and 2002 respectively.

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

                                                          Year ended December 31,
                                     ---------------------------------------------------------
                                            2000                2001                2002
                                     -----------------   -----------------   -----------------
                                      Amount      %       Amount      %       Amount      %
                                     ---------------------------------------------------------
                                                      (Dollars in thousands)
                                     ---------------------------------------------------------
Revenue
  Valerent                          $  6,946     40.6%   $  5,668     24.0%   $  4,992     11.9%
  INX                                  1,874     11.0      10,775     45.6      30,738     73.1
  Stratasoft                           6,660     39.0       7,257     30.7       6,569     15.6
  Corporate                            1,640      9.6          (6)     0.0                  0.0
  Eliminations                           (33)    (0.2)        (74)    (0.3)       (278)    (0.6)
                                     -------   ------     -------   ------     -------   ------
    Total                             17,087    100.0      23,620    100.0      42,021    100.0
Gross profit
  Valerent                             1,356     19.5       1,265     22.3       1,199     24.0
  INX                                    (43)    (2.3)      1,112     10.3       3,421     11.1
  Stratasoft                           3,087     46.4       3,939     54.3       3,649     55.5
  Corporate                             (269)   (16.4)          7   (116.7)
  Eliminations                           (12)    36.4         (28)    37.8
                                     -------   ------     -------   ------     -------   ------
    Total                              4,119     24.1       6,295     26.7       8,269     19.7
Selling, general and
  administrative expenses
  Valerent                             3,186     45.9       3,077     54.3       2,236     44.8
  INX                                    935     49.9       3,103     28.8       3,545     11.5
  Stratasoft                           3,647     54.8       3,021     41.6       3,922     59.7
  Corporate                            1,723    105.1       1,400       NA         922       NA
  Elimination                            (12)    36.4         (28)    37.8
                                     -------   ------     -------   ------     -------   ------
    Total                              9,479     55.5      10,573     44.8      10,625     25.3
Operating income (loss)
  Valerent                            (1,830)   (26.3)     (1,812)   (32.0)     (1,037)   (20.8)
  INX                                   (978)   (52.2)     (1,991)   (18.5)       (124)    (0.4)
  Stratasoft                            (560)    (8.4)        918     12.6        (273)    (4.2)
  Corporate                           (1,992)  (121.5)     (1,393)      NA        (922)      NA
                                     -------   ------     -------   ------     -------   ------
    Total                             (5,360)   (31.4)     (4,278)   (18.1)     (2,356)    (5.6)
Interest and other income, net          (239)     1.4        (316)     0.1        (115)     0.3
                                     -------   ------     -------   ------     -------   ------
Loss from continuing
  operations before benefit
  for income taxes                     5,121     30.0       3,962     16.8       2,241      5.3
Benefit for income taxes               1,493      8.7          87      0.4       1,595      3.8
                                     -------   ------     -------   ------     -------   ------
Net loss from continuing
  operations                           3,628     21.2       3,875     16.4         646      1.5
Discontinued operations:
Income (loss) from discontinued
  operations, net of taxes               195      1.1        (167)    (0.7)
Gain (loss) on disposal,
   net of taxes                        3,390     19.8         337      1.4         262      0.6
                                     -------   ------     -------   ------     -------   ------
Net loss                            $     43      0.3%   $  3,705     15.7%   $    384      0.9%
                                     =======   ======     =======   ======     =======   ======

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001 (Dollars in thousands)

     Revenue. Total revenue increased $18,401 (77.9%) to $42,021 in 2002 from $23,620 in 2001. International sales accounted for $1,857 or 4.4% of consolidated revenues in 2002 as compared to 13.2% in 2001, and were primarily derived from the Stratasoft segment.

     Revenue from Valerent, which comprised 11.9% of total revenues, compared to 24.0% in 2001, decreased $676 (11.9%) to $4,992 in 2002 from $5,668 in 2001. The decrease in revenue is attributable to the loss of revenue from certain customers and a decision to not participate in the National Service Network, a network of information technology organizations that provide service and support for regional and national customers through the certified services professionals employed by its participants.

     Revenue from INX, which comprised 73.1% of total revenues compared to 45.6% in 2001, increased $19,963 (185.3%) to $30,738 in 2002 from $10,775 in
2001. INX revenue growth is expected to continue to increase in 2003, but not at as high a rate as in 2002. In November 2001 INX achieved gold status with Cisco, its primary product line manufacturer which allows INX to purchase directly from Cisco at lower pricing levels and enhances INX's relationship with Cisco in the areas of lead generation, joint marketing and technical support. INX's growth in revenues was primarily in the Houston market where its revenues increased by $13,499 over 2001 revenues. Revenues in the Dallas market expanded by $6,464 over 2001 revenues. INX is planning to expand into other Texas cities.

     Revenue from Stratasoft, which comprised 15.6% of total revenue in 2002, compared to 30.7% in 2001, decreased $688 (9.5%) to $6,569 in 2002 from $7,257 in 2001. A large portion of booked orders in the fourth quarter of 2002 were booked late in the quarter, resulting in lower recognized revenues in that quarter in the current year. Additionally, 2001 included eight large international projects that were substantially completed during 2001 and were not replicated in 2002. Stratasoft anticipates continued revenue from this region of the world and is exerting efforts to increase such sales.

     Gross Profit. Gross profit increased $1,974 (31.4%) to $8,269 in 2002 from $6,295 in 2001, while gross margin decreased to 19.7% in 2002 from 26.7% in 2001. The primary reason for the decrease in gross margins is the rapid growth in the INX segment that experiences lower gross margins because of a high proportion of its revenues being derived from product sales.

     Valerent gross profit decreased by $66 (5.2%) to $1,199 in 2002 from $1,265 in 2001. Gross margin rates for Valerent were 24.0% in 2002 as compared to 22.3% in 2001. Valerent's cost of service consists primarily of labor cost, which has a more fixed nature. In periods when service revenue decreases, it becomes more important to manage labor cost in order to prevent erosion of gross margin. Valerent discontinued its relationship with the National Service Network in the first quarter of 2002 because it could not realize as high of margins on the work directed its way by that network.

     INX gross profit in 2002 was $3,421 as compared to $1,112 in 2001, an increase of $2,309 (207.6%) for a gross margin rate of 11.1% in 2002 compared to 10.3% in 2001. The increase in gross profit is consistent with an increase in revenues of $19,963, and with better pricing from Cisco after achieving Cisco Gold levels, along with higher levels of service revenues.

     Stratasoft gross profit decreased by $290 (7.4 %) to $3,649 in 2002 from $3,939 in 2001. Gross margin rates for Stratasoft were 55.5% in 2002 as compared to 54.3% in 2001. The decreased gross profit is consistent with a decrease in revenues of $688. As discussed above, Stratasoft's revenues, and consequently its gross profit, suffered from a large portion of its booked orders for the fourth quarter being booked late in the quarter, resulting in lower recognized revenue and gross profit for both the fourth quarter and the current year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $52 (0.1%) to $10,625 in 2002 from $10,573 in 2001. As a percentage of total revenue, selling, general and administrative expenses for continuing operations decreased to 25.3% in 2002 from 44.8% in 2001.

     Valerent selling, general and administrative expenses decreased $841, primarily due to sales and administrative staff reductions, as well as reduced bad debt expense. INX selling, general and administrative expenses increased $442, primarily due to increased sales compensation that is consistent with increased revenues of $19,963. Stratasoft's selling, general and administrative expenses increased $901 attributable primarily to increased bad debt expense and to Stratasoft's lower legal expense in 2001 due to settlement of the eshare lawsuit resulting in an insurance reimbursement of legal fees incurred in the defense and recorded prior to 2001. Other factors contributing to Stratasoft's increase include increases in rent, promotion and advertising and insurance. Corporate selling, general and administrative expenses decreased by $478, also primarily due to administrative staff reductions. Other contributing factors in the Corporate decrease are decreases in legal expense, bad debt expense, general office expenses and utilities.

     Operating Loss. Operating loss decreased $1,922 to an operating loss of $2,356 in 2002 from a loss of $4,278 in 2001 due primarily to the increase in gross profit of $1,974 and the increase in selling, general and administrative expenses of $52. Valerent's operating loss decreased $775 to $1,037 in 2002 from $1,812 in 2001. INX's operating loss decreased $1,867 to a loss of $124 in 2002 from $1,991 in 2001. Stratasoft's operating loss of $273 in 2002 compares to an operating income of $918 in 2001, a decrease of $1,191. The operating loss for the Corporate Segment decreased $471 to an operating loss of $922 in 2002 compared to an operating loss of $1,393 in 2001.

     Interest and other income, net. Interest and other income, net decreased $201 (63.6%) to income of $115 in 2002 compared to $316 in 2001. During 2001 and continuing through 2002 interest rates decreased steadily due to attempts by the national government to stimulate the economy. In addition to the decrease in interest rates, while the cash balances at year end are comparable, average cash balances encompassing the entire year for 2001 were higher than for 2002. Interest income in 2001 was also increased by the recognition of other income of $65 relating to an insurance reimbursement in September 2001.

     Net loss from continuing operations. Net loss from continuing operations was $646 in 2002 compared to a loss of $3,875 in 2001. A valuation allowance against deferred tax assets eliminated the income tax benefit in 2001. In March 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002. Under the new law, which provided for the carryback of net operating losses for any taxable year ending during 2001 or 2002 to each of the 5 tax years preceding the loss year, we were able to record $1,595 in tax benefit in 2002. A valuation allowance has been recorded against remaining income tax benefits generated in 2002.

     Discontinued operations. In connection with the sale of IT Staffing, we recognized in 2001 a loss from discontinued operations of $167 (net of taxes of $85) on the operations prior to the measurement date of November 7, 2001 and we recognized a loss on disposal of $11 and $13 (net of taxes of $5 and $7) for the years ended December 31, 2001 and 2002. During 2002 we recognized additional gain on the sale of the Computer Products Division of $104 (net of taxes of $53) and in 2001 we recognized additional gain on the sale of the Computer Products Division of $346, net of taxes of $179. During the year ended December 31, 2002 we recognized additional gain related to the disposal of the Telecom Division of $171 (net of taxes of $88).

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000 (Dollars in thousands)

     Revenue. Total revenue increased $6,533 (38.2%) to $23,620 in 2001 from $17,087 in 2000. International sales accounted for $3,111 or 13.2% of consolidated revenues in 2001 as compared to 1.7% in 2000, and were primarily derived from the Stratasoft segment.

     Revenue from Valerent, which comprised 24.0% of total revenues, compared to 40.6% in 2000, decreased $1,278 (18.4%) to $5,668 in 2001 from $6,946 in 2000.
The decrease in revenue is attributable to the loss of revenue from certain customers and the loss of certain categories of revenue associated with and dependent upon the former Computer Products Division after the sale of the Computer Products Division in May 2000.

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

     Valerent gross profit decreased by $91 (6.7%) to $1,265 in 2001 from $1,356 in 2000. Gross margin rates for Valerent were 22.3% in 2001 as compared to 19.5% in 2000. Valerent's cost of service consists primarily of labor cost, which has a more fixed nature. In periods when service revenue decreases, it becomes more important to manage labor cost in order to prevent erosion of gross margin. Subsequent to the separation of the IT Services segment into wholly-owned subsidiary companies in July 2000, Valerent experienced lower labor utilization related to lower revenue. In addition to the billable technical staff utilization issue, Valerent had a single large project in 2000 on which gross profit margin was about 12% below normal levels, which negatively impacted the overall margin.

     INX gross profit in 2001 was $1,112 as compared to a gross loss in 2000 of $43, an increase of $1,155 (2686.0%) for a gross margin rate of 10.3% in 2001 compared to negative gross margin of 2.3% in 2000. INX was formed in July 2000 and as a newly formed start-up operation in 2000, INX had to have billable technical staff in place in order to be able to market their services, but was unable to utilize that technical staff sufficiently to cover their labor cost.

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

     Valerent selling, general and administrative expenses decreased $109, primarily due to planned administrative staff reductions. INX selling, general and administrative expenses increased $2,168. INX was newly formed in July 2000 and their operations, along with the sales staff, have increased steadily since that time. The INX increase is offset by a decrease of $626 attributable primarily to Stratasoft's lower legal expense due to settlement of the eshare lawsuit. Corporate selling, general and administrative expenses decreased by $323, also primarily due to planned administrative staff reductions.

     Operating Loss. Operating loss decreased $1,082 to an operating loss of $4,278 in 2001 from a loss of $5,360 in 2000 due primarily to the increase in gross profit of $2,176 offset by the increase in selling, general and administrative expenses of $1,094. Valerent's operating loss decreased $18 to $1,812 in 2001 from $1,830 in 2000. INX's operating loss increased $1,013 to a loss of $1,991 in 2001 from $978 in 2000. Stratasoft's operating income of $918 in 2001 compares to an operating loss of $560 in 2000, an increase of $1,478. The operating loss for the Corporate Segment decreased $599 to an operating loss of $1,393 in 2001 compared to an operating loss of $1,992 in 2000.

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

                                                  2001                                      2002
                                  --------------------------------------      --------------------------------------
                                    First    Second     Third    Fourth         First    Second     Third    Fourth
                                   Quarter   Quarter   Quarter   Quarter       Quarter   Quarter   Quarter   Quarter
Revenue
    Valerent                      $ 1,216   $ 1,178   $ 1,682   $ 1,592       $ 1,465   $ 1,227   $ 1,291   $ 1,009
    INX                             1,718     2,646     2,876     3,535         5,713     7,430     8,584     9,011
    Stratasoft                      1,682     1,590     1,687     2,298         2,171     1,657     1,743       998
    Corporate                          (4)        1        (4)        1
    Elimination                       (11)      (16)               (47)          (141)      (54)      (11)      (72)
                                   ------    ------    ------    ------        ------    ------    ------    ------
    Total                           4,601     5,399     6,241     7,379         9,208    10,260    11,607    10,946
Cost of sales and services
    Valerent                        1,080       982     1,181     1,160         1,150       914       983       746
    INX                             1,714     2,326     2,516     3,107         5,128     6,822     7,527     7,840
    Stratasoft                        710       826       841       941           837       871       781       431
    Corporate                          14       (14)      (5)        (8)
    Elimination                       (11)       (1)                (34)         (141)      (54)      (11)      (72)
                                   ------    ------    ------    ------        ------    ------    ------    ------
    Total                           3,507     4,119     4,533     5,166         6,974     8,553     9,280     8,945
Gross Profit
    Valerent                          136       196       501       432           315      313        308       263
    INX                                 4       320       360       428           585      608      1,057     1,171
    Stratasoft                        972       764       846     1,357         1,334      786        962       567
    Corporate                         (18)       15         1         9
    Elimination                                 (15)                (13)
                                   ------    ------    ------    ------        ------    ------    ------    ------
    Total                           1,094     1,280     1,708     2,213         2,234     1,707     2,327     2,001
Selling, general and
   administrative expenses
    Valerent                          940       741       772       624           653       501       569       513
    INX                               608       783       729       983           789       691       966     1,099
    Stratasoft                        746       653       715       907         1,011       675       914     1,322
    Corporate                         525       382       301       192           169       147       170       436
    Elimination                                                     (13)
                                   ------    ------    ------    ------        ------    ------    ------    ------
    Total                           2,819     2,554     2,517     2,693         2,622     2,014     2,619     3,370
Operating income (loss
    Valerent                         (804)     (545)     (271)     (192)         (338)     (188)     (261)     (250)
    INX                              (604)     (463)     (369)     (555)         (204)      (83)       91        72
    Stratasoft                        226       111       131       450           323       111        48      (755)
    Corporate                        (543)     (367)     (300)     (183)         (169)     (147)     (170)     (436)
                                   ------    ------    ------    ------        ------    ------    ------    ------
    Total                          (1,725)   (1,264)     (809)     (480)         (388)     (307)     (292)   (1,369)
Interest (income) and other
    income, net                       (96)      (61)     (116)      (43)           (5)        7        (3)     (114)
                                   ------    ------    ------    ------        ------    ------    ------    ------
Income (loss) before
    provision (benefit) for
    income taxes                   (1,629)   (1,203)     (693)     (437)         (383)     (314)     (289)   (1,255)
Provision (benefit) for
    income taxes                       37      (159)       21        14        (1,182)       (7)               (406)
                                   ------    ------    ------    ------        ------    ------    ------    ------
Net income (loss) from
    continuing operations          (1,666)   (1,044)     (714)     (451)          799      (307)     (289)     (849)
Discontinued operations:
    Net income (loss) from
    discontinued operations,
    net of tax                        (71)      (41)      (41)      (14)
    Gain (loss) on disposal                     348                 (11)            6        12        (1)      245
                                   ------    ------    ------    ------        ------    ------    ------    ------
Net income (loss)                 $(1,737)  $  (737)  $  (755)  $  (476)      $   805   $  (295)  $  (290)  $  (604)
                                   ======    ======    ======    ======        ======    ======    ======    ======


Net Income (loss) per share:
    Basic:
      Continuing operations       $ (0.41)  $ (0.26)  $ (0.18)  $ (0.12)      $  0.21   $ (0.08)  $ (0.08)  $ (0.23)
      Discontinued operations       (0.03)    (0.02)    (0.02)    (0.00)
      Gain (loss) on disposal                  0.09               (0.00)         0.00      0.00      0.00      0.06
                                   ------    ------    ------    ------        ------    ------    ------    ------
    Net income (loss) per share   $ (0.44)  $ (0.19)  $ (0.20)  $ (0.12)      $  0.21   $ (0.08)  $ (0.08)  $  0.17
                                   ======    ======    ======    ======        ======    =======   ======    ======
    Diluted:
      Continuing operations       $ (0.41)  $ (0.26)  $ (0.18)  $ (0.12)      $  0.21   $ (0.08)  $ (0.08)  $ (0.23)
      Discontinued operations       (0.03)    (0.02)    (0.02)    (0.00)
      Gain (loss) on disposal                  0.09               (0.00)         0.00      0.00      0.00      0.06
                                   ------    ------    ------    ------        ------    ------    ------    ------
    Net income (loss) per share   $ (0.44)  $ (0.19)  $ (0.20)  $ (0.12)      $ (0.44)  $ (0.08)  $ (0.08)  $ (0.17)
                                   ======    ======    ======    ======        ======   =======    ======    ======

Weighted average number of shares outstanding::
    Basic                         3,945,842 3,905,944 3,853,607 3,853,607     3,849,525 3,733,481 3,629,525 3,629,525
    Diluted                       3,945,842 3,905,944 3,853,607 3,853,607     3,849,525 3,733,481 3,629,525 3,629,525

Liquidity and Capital Resources

     Historically, until the sale of our Computer Products Division in May 2000, we had satisfied our cash requirements principally through borrowings under our lines of credit and through operations. We maintained a cash position sufficient to pay only our immediately due obligations and expenses. Subsequent to the sale of the Computer Products Division we had sufficient cash on hand to meet our requirements and have not had to rely on our line of credit. Because of the significant growth we are experiencing, we have entered into a $2,500 credit line agreement with Textron Financial Corporation, effective January 31, 2002. The Textron credit line was subsequently increased to $4,500. In December 2002, Textron increased the credit line on a temporary basis to $5,500. INX is concentrating its sales efforts on Cisco technology. While we do buy Cisco product through wholesale distributors, INX has begun to buy its product direct through Cisco as its primary supplier in order to obtain competitive pricing and better product availability. At December 31, 2002 we had outstanding borrowings of $3,239 and had total credit availability of $2,261 on the Textron line. Borrowings under the Textron line of credit accrue interest at the prime rate plus 6% on outstanding balances beyond the vendor approved free interest period. We have invested our excess cash in interest bearing overnight deposits. Our working capital was $10,098, $5,983 and $5,539 at December 31, 2000, 2001and 2002, respectively. The decrease in working capital during 2002 is primarily due to the use of working capital to fund operating losses of Valerent and Corporate while the decrease in working capital in 2001 is primarily due to the use of working capital to invest in the growth of our INX subsidiary and their operating losses during that start-up period. The increase in working capital during 2000 is primarily due to the collection of receivables related to the discontinued operations of the Computer Products and the Telecom businesses. The proceeds of the sale of the Computer Products business were used to pay off our previous line of credit. At December 31, 2002 we had outstanding borrowings related to our intangible assets and fixed assets totaling $381.

Cash Flows

     Operating activities used net cash totaling $4,453 in 2001 and provided net cash totaling $5,540 and $809 during 2000 and 2002, respectively. During 2002, net cash proved by operations resulted from increases in accounts payable of $3,073 and reductions in cost and earnings in excess of billings of $986, offset by increases in accounts receivable of $2,223, notes receivable of $793 and increase in income tax receivable of $337. During 2001, net cash used by operations resulted from a net loss of $3,705 and an increase in cost and estimated earnings in excess of billings of $1,695 offset by a decrease in income taxes receivable of $712 and a decrease in inventory. During 2000, net cash provided by operations resulted from decreases in accounts receivable that were offset by reductions in accounts payable and accrued expenses.

     Accounts receivable increased $2,223 in 2002 and decreased $30,763 and $171 during 2000 and 2001, respectively. Inventory increased $121 during 2002 and decreased $160 and $187 in 2000 and 2001, respectively. The reductions in accounts receivable in 2000 and 2001 were primarily the result of collection of receivables retained from discontinued operations. The increase in accounts receivable in 2002 of $2,223 is primarily due to the growth in revenues of our subsidiary, INX.

     Investing activities used cash totaling $347 and $206 during 2002 and 2001, respectively and provided cash of $14,048 during 2000. Our investing activities that used cash during these periods were primarily related to capital expenditures related to leasehold improvements and patent license acquisitions. In 2000, investing activities primarily related to the proceeds from the sale of the Computer Products business. During the next twelve months, we do not expect to incur material capital expenditures.

     Financing activities used cash totaling $15,889, $253 and $405 during 2000, 2001 and 2002, respectively. The primary use of cash from financing activities in 2002 and 2001 was repayments on our notes payable and the purchase of treasury stock. During 2000 we used the proceeds of the sale of the Computer Products business to pay off our line of credit. During 2000, 2001 and 2002 we used $20, $195 and $186, respectively to repurchase shares that were held in treasury at the end of 2002.

Asset Management

     Our cash flow from operations has been affected primarily by the timing of our collection of accounts receivable. We have typically sold our products and services on short-term credit terms and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. We had accounts receivable, net of allowance for doubtful accounts of $4,302 and $6,525 (including $82 and $432 relating to discontinued operations) at December 31, 2001 and 2002, respectively

     We attempt to manage our inventory in order to minimize the amount of inventory held for resale and the risk of inventory obsolescence and decreases in market value. We attempt to maintain a level of inventory required to reach only our near term requirements by relying on the ready availability of products from our principal suppliers.

Credit Facilities

     At December 31, 2001, we had no credit facility in place. On January 31, 2002 we entered into a credit agreement with Textron Financial Corporation ("Textron") for a revolving line of credit (the "Textron Facility") that is our principal source of liquidity. The total credit available under the credit facility is $4,500, subject to borrowing base limitations that are generally computed as 80% of eligible accounts receivable, 90% of identifiable inventory purchased under this agreement and 40% of all other inventory. Credit available under this facility for floor plan financing of inventory from approved manufacturers is $4,500. In December 2002, Textron increased the credit line on a temporary basis to $5,500. The temporary increase extended to February 20, 2003. We may use up to $500 of the line for working capital advances under approved conditions. Borrowings under the line will accrue interest at the prime rate plus 6% on outstanding balances that extend beyond the vendor approved free interest period and on working capital advances from date of advance. Inventory floor plan finance borrowings on the line are reflected in accounts payable on the accompanying balance sheets.

     This agreement, which continues in full force and effect until terminated by written notice from both, is collateralized by substantially all of our assets. The agreement contains restrictive covenants, which, among other things, require us to maintain minimum tangible capital funds and to not exceed a maximum debt-to-tangible capital funds ratio. At December 31, 2002, we were in compliance with our loan covenants.

     On September 27, 2001 Stratasoft, our subsidiary, signed a note payable to a third party for $725, payable in monthly installments through February, 2007. The note does not bear interest and we have imputed interest at 5.5% to record the debt and related patent asset and recorded interest of $30 and $9 in 2002 and 2001, respectively. This note payable is collateralized by Stratasoft's patent assets. Stratasoft has granted a security interest in its pending patent application and the next two patent applications filed by Stratasoft. In connection with this note payable, we have reported short-term debt maturing within one year of $144 and $200 and long-term debt of $258 and $388 at December 31, 2002 and 2001, respectively.

     In October 2001, we signed a non-interest bearing automobile note payable for $39 payable in monthly installments through October 2004. In connection with this note payable, we have reported short-term debt maturing within one year of $13 and $13 and long-term debt of $11 and $22 at December 31, 2002 and 2001, respectively. At December 31, 2002 our contractual obligations are as follows:


                          Payments due by Period
                                       Less
                                       than        1-3       4-5    after 5
Contractual Obligations     Total     1 year      years     years     years

     Long-term debt       $     403 $     157  $     231 $      15 $       0
     Operating Leases         1,887       511      1,339        37         0
                           --------  --------   --------  --------  --------

     Total                $   2,313 $     668  $   1,593 $      52 $       0
                           ========  ========   ========  ========  ========

Critical Accounting Policy

     Revenue Recognition - Revenue from the sale of products that are resold is recognized when the product is shipped. Service income is recognized as the services are earned. Revenues resulting from installations of equipment and software contracts for which duration is in excess of three months and that require substantial modification or customization are recognized using the percentage-of-completion method. The percentage of revenue recognized is determined principally on the basis of the relationship of the cost of work performed on the contract to estimated total costs. Revisions of estimates are reflected in the period in which the facts necessitating the revisions become known; when a contract indicates a loss, a provision is made for the total anticipated loss.

     The following reflects the amounts relating to uncompleted contracts at December 31, 2001 and 2002:

     Costs incurred on uncompleted contracts            $     600    $     429
     Estimated earnings                                     2,181        1,478
                                                        ---------    ---------
                                                            2,781        1,907

     Less: Billings to date                                 1,158        1,273
                                                        ---------    ---------

     Cost and estimated earnings in excess of billings  $   1,695    $     709
                                                        =========    =========
     Billings in excess of cost and estimated earnings  $      72    $      75
                                                        =========    =========

     During 2002 and 2001 our subsidiary, Stratasoft, recognized revenues on the percentage-of-completion basis for several projects associated with one reseller in South Asia. On the projects in South Asia we required a cash payment or letter of credit from the customer prior to shipping the product. We have risk to the extent that this group of customers have not paid us or issued contractual letters of credit up to the level of cost and earnings recognized and inherent risks that underlie the frequent estimates and management judgment associated with the percentage-of-completion method of accounting.

     Credit and Collections Policy - Inherent in the Company's revenue recognition policy is the determination of the collectibility of amounts due from its customers, which requires the Company to use estimates and exercise judgment. The Company routinely monitors its customer's payment history and current credit worthiness to determine that collectibility is reasonably assured. This requires the Company to make frequent judgments and estimates in order to determine the appropriate period to recognize a sale to a customer and the amount of valuation allowances required for doubtful accounts. The Company records provisions for doubtful accounts when it becomes evident that the customer will not be able to make the required payments either at contractual due dates or in the future. Changes in the financial condition of the Company's customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required.

Off-Balance Sheet Arrangements

     The Company had no off-balance sheet arrangements at December 31, 2002.

Accounting Pronouncements

     In April 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 145, among other things, amends SFAS No. 4 and SFAS No. 64, to require that gains and losses from the extinguishments of debt generally be classified within continuing operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and early application is encouraged. The Company does not believe that the adoption of SFAS No. 145 will have a significant impact on its financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS No. 146 will have a significant impact on its financial statements.

     In February 2003, the FASB issued SFAS No. 148, "Accounting for Stock Based
Compensation: A Comparison of FASB Statement No. 123, Accounting for Stock-Based Compensation, and Its Related Interpretations, and IASB Proposed IFRS, Share-based Payments." SFAS No. 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based compensation. The statement also amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The Company has chosen not to voluntarily change to the fair value based method of accounting for stock-based employee compensation but has adopted the disclosure rules of SFAS 148.

Future Trends

     We expect continued revenue increases in 2003 and beyond, due primarily to market share gains. While we expect all three of our subsidiary companies to produce significant revenue growth in 2003, we expect INX to produce the most rapid growth rates, although not at the same growth rates experienced in 2002. We expect that this revenue growth in 2003 will be primarily a result of the prior investments in the form of increased sales and marketing staff and marketing programs and because of selective growth through acquisition. Valerent is in a process of changing its direction to focus on technology solutions that lower its client's cost of supporting their IT infrastructure by providing remote management tools and automating repetitive and remedial tasks, which we expect will begin to generate revenue increases by the second quarter of 2003.

     For 2003 we expect our business to be positively impacted by a slight improvement in the depressed general market conditions that we experienced in 2002, due primarily to a likely upswing in the cyclical buying patterns of customers for technology products. In 2002 we experienced the depressing combined events of a declining stock market, slowing economy, threats of terrorist activity and threatened war. We expect these factors to continue to impact buying patterns of customers for technology products through the first quarter of 2003, but expect to see an upswing in the general market conditions in the latter half of 2003.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     We may incur certain market risks related to interest rate variations in the future because we hold floating rate debt. We have $3,216 in cash balances in interest bearing accounts at December 31, 2002. If interest rates decrease by 1% the net loss will increase by $34. If interest rates increase by 1% the net loss will decrease by $34.

     We have no off-balance sheet arrangements or derivative instruments.

Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

     Independent Auditors' Report                                             27

     Consolidated Balance Sheets at December 31, 2001 and 2002                28

     Consolidated Statements of Operations for the years ended
          December 31, 2000, 2001 and 2002                                    29

     Consolidated Statements of Stockholders' Equity for the
          years ended December 31, 2000, 2001 and 2002                        30

     Consolidated Statements of Cash Flows for the years ended
          December 31, 2000, 2001 and 2002                                    31

     Notes to Consolidated Financial Statements for the years
          ended December 31, 2000, 2001 and 2002                              32

INDEPENDENT AUDITORS' REPORT

To the Stockholders of I-Sector Corporation.:

     We have audited the accompanying consolidated balance sheets of I-Sector Corporation and subsidiaries ("I-Sector") as of December 31, 2001 and 2002, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of I-Sector's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of I-Sector as of December 31, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/  Deloitte & Touche LLP
Houston, Texas
March 21, 2003

I-SECTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2002
 (In thousands, except share and par value amounts)

ASSETS                                                2001            2002
                                                      ----            ----

 Current Assets:
     Cash and cash equivalents                     $     3,434     $     3,491
     Accounts receivable, net                            4,302           6,525
     Accounts receivable - affiliates                      250              99
     Accounts receivable - other                            21              57
     Notes receivable                                      169             898
     Inventory                                             587             781
     Cost and estimated earnings
          in excess of billings                          1,695             709
     Income taxes receivable                               151             488
     Other current assets                                  302             356
                                                   -----------     -----------
         Total current assets                           10,911          13,404
 Property and equipment, net                             1,226           1,115
 Intangible assets                                       1,356           1,162
 Other assets                                               55              70
                                                   -----------     -----------
         Total Assets                             $     13,548    $     15,751
                                                   ===========     ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
     Current portion of long term debt             $       213     $       157
     Accounts payable                                    1,772           4,844
     Billings in excess of cost and
          estimated earnings                                72              75
     Accrued expenses                                    2,091           1,803
     Net liabilities related to
          discontinued operations                          654             904
     Deferred service revenue                              126              81
                                                   -----------     -----------
         Total current liabilities                       4,928           7,864
 Long term debt                                            410             247
 Deferred credit - stock warrants                          195

 Commitments and Contingencies (See Note 10)

Stockholders' Equity:
     Preferred stock, $.01 par value,
          5,000,000 shares authorized,
          no shares issued
     Common stock, $.01 par value,
          15,000,000 shares authorized,
          4,441,325 issued at December 31,
          2001 and 2002, respectively                       44              44
     Additional paid in capital                         10,184          10,379
     Treasury stock, at cost, 591,800 and
          811,800 shares at December 31,
          2001 and 2002, respectively                   (1,187)         (1,373)
     Retained earnings                                  (1,026)         (1,410)
                                                   -----------     -----------
         Total stockholders' equity                      8,015           7,640
                                                   -----------     -----------
                                                  $     13,548    $     15,751
                                                   ===========     ===========
See notes to consolidated financial statements.

I-SECTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002 (In thousands, except share and per share amounts)

                                                   Years ended December 31,
                                              ---------------------------------
                                                 2000       2001        2002

Total revenue                                 $  17,087  $  23,620  $   42,021

Cost of goods and services                       12,968     17,325      33,752
                                               --------   --------   ---------

          Gross profit                            4,119      6,295       8,269

Selling, general and administrative expenses      9,479     10,573      10,625
                                               --------   --------   ---------

Operating loss                                    5,360      4,278       2,356

Interest and other income, net                      239        316         115
                                               --------   --------   ---------

Loss from continuing operations before
     benefit for income taxes                     5,121      3,962       2,241

Benefit for income taxes                          1,493         87       1,595
                                               --------   --------   ---------

Net loss from continuing operations               3,628      3,875         646

Discontinued operations:
     Net income (loss) from discontinued
     operations, net of taxes                       195       (167)
     Gain on disposal, net of taxes               3,390        337         262
                                               --------   --------   ---------

Net loss                                      $      43  $   3,705  $      384
                                               ========   ========   =========

Net income (loss) per share:
     Basic and diluted:
         Net loss from continuing operations  $   (0.90) $   (0.99) $    (0.17)
         Net income (loss) from discontinued
           operations                              0.05      (0.04)
         Gain on disposal                          0.84       0.08        0.07
                                               --------   --------   ---------
              Net loss per share              $   (0.01) $   (0.95) $    (0.10)
                                               ========   ========   =========


Weighted average number of shares outstanding:
     Basic and diluted                        4,059,618  3,911,019   3,709,689
                                              =========  =========   =========

See notes to consolidated financial statements

I-SECTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
 (In thousands, except share and per share amounts)

                                     $.01 par value   Additional               Unearned
                                    Common Stock       Paid-In   Treasury       Equity     Retained
                                   Shares     Amount   Capital     Stock     Compensation  Earnings    Total
Balance at January 1,2000         4,441,325  $    44   $ 10,037  $   (972)      $     (1)  $  2,722  $ 11,830

Purchase of treasury stock                                            (20)                                (20)

Fair value of stock options to
     Non-employees                                          145                                           145

Net loss                                                                                        (43)      (43)
                                  ---------   ------    -------   -------        -------    -------   -------

Balance at January 1,2001         4,441,325  $    44   $ 10,182  $   (992)      $     (1)  $  2,679  $ 11,912

Purchase of treasury stock                                           (195)                               (195)

Satisfaction of restricted stock                                                       1                    1

Issuance of restricted stock                                  2                                             2

Net loss                                                                                     (3,705)   (3,705)
                                  ---------   ------    -------   -------        -------    -------   -------

Balance at December 31,2001       4,441,325       44     10,184    (1,187)                   (1,026)    8,015

Purchase of treasury stock                                           (186)                               (186)

Stock warrants expired                                      195                                           195

Net loss                                                                                       (384)     (384)
                                  ---------   ------    -------   -------        -------    -------   -------

Balance at December 31, 2002      4,441,325  $    44   $ 10,379  $ (1,373)      $          $ (1,410) $  7,640
                                  =========   ======    =======   =======        =======    =======   =======


See notes to consolidated financial statements.

I-SECTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002 (In thousands, except share and per share amounts)

                                                                                 Years ended December 31,
                                                                          ---------------------------------
                                                                            2000         2001        2002
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                                  $   (43)    $ (3,705)   $   (384)
     Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities:
     Net (income) loss from discontinued operations                           (195)        167
     Gain on disposal of discontinued operations                            (3,390)       (337)       (262)
     Depreciation and amortization                                             766         666         596
     Current income tax benefit attributable to
         discontinued operations                                                           (87)       (136)
     Satisfaction of restricted stock                                                        1
     Loss on retirement of assets                                                           10          34
     Changes in assets and liabilities that provided (used) cash:
         Accounts receivable, net                                           30,763         171      (2,223)
         Accounts receivable - affiliates and other                            (22)        173         115
         Inventory                                                             160         187        (147)
         Income taxes receivable                                              (863)        712        (337)
         Notes Receivable                                                                 (117)       (793)
         Other current assets                                                 (152)        (69)        (58)
         Other assets                                                          140         (13)
         Accounts payable                                                  (19,795)       (119)      3,072
         Cost and estimated earnings in excess of billings                              (1,695)        986
         Billings in excess of cost and estimated earnings                    (112)       (431)          3
         Accrued expenses                                                   (2,261)        456        (288)
         Deferred service revenue                                             (104)        (10)        (45)
                                                                           -------    --------     -------
              Net cash provided by (used in) continuing operations           4,888      (4,040)        133
     Net operating activities from discontinued operations                     652        (413)        676
                                                                           -------    --------     -------
              Net cash provided by (used in) operating activities            5,540      (4,453)        809
                                                                           -------    --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                     (324)       (688)       (347)
     Proceeds on sale of fixed assets                                                        6
     Acquisition costs                                                        (341)        (50)
Proceeds on sale of discontinued operations                                 15,029         526
                                                                           -------    --------     -------
Net cash used in continuing operations                                      14,364        (206)       (347)
     Net cash used in discontinued operations                                 (316)
                                                                           -------    --------     -------
              Net cash (used in) provided by investing activities           14,048        (206)       (347)
                                                                           -------    --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                                (20)       (195)       (186)
     Net decrease in notes payable                                         (15,869)        (58)       (219)
                                                                           -------    --------     -------
              Net cash used in financing activities                        (15,889)       (253)       (405)
                                                                           -------    --------     -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         3,699      (4,912)         57
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             4,647       8,346       3,434
                                                                           -------    --------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  8,346    $  3,434    $  3,491
                                                                           =======     =======     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest                                               $    386    $      9    $      0
                                                                           =======     =======     =======
     Cash (received) paid  for income taxes                               $  1,009    $   (712)   $ (1,123)
                                                                           =======     =======     =======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:
     Intangible assets acquired through note payable                      $           $    646    $
     Fixed assets acquired through note payable                                             35
                                                                           -------    --------     -------
     Total noncash investing and financing activities                     $           $    681    $
                                                                           =======    ========     =======

See notes to consolidated financial statements.

I-SECTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
 (In thousands, except share and per share amounts)

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     I-Sector Corporation and subsidiaries ("I-Sector" or the "Company") is engaged in the business of providing computer services and of selling associated hardware and telephony software products in the United States and abroad. I-Sector operates from three wholly-owned subsidiaries:

     o Valerent, Inc. ("Valerent") provides customers with remote end user management of customer servers and networks, data life cycle support, security management and monitoring, internet usage monitoring and management, turn-key outsourced IT helpdesk solutions, technical staff augmentation for IT helpdesk operations, helpdesk solutions consulting services, on-site and carry-in computer repair, application support and operating system and network migration services.

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

     Inventory - Inventory consists primarily of dialers, personal computers and components and is valued at the lower of cost or market with cost determined on the first-in first-out method. Substantially all of I-Sector's inventory is finished goods.

     Property and Equipment - Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to expense when incurred, while expenditures for betterments are capitalized. Disposals are removed at cost less accumulated depreciation with the resulting gain or loss reflected in operations in the year of disposal.

     Intangible Assets - Intangible assets are being amortized over their estimated useful lives of five to sixteen years (see Note 11).

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

     Warranty Reserve - I-Sector records a warranty reserve related to certain software products sold by its Stratasoft subsidiary. That reserve is amortized over the life of the warranty, which is generally twelve months, against actual warranty expenditures. The following table depicts the composition of the warranty reserve at December 31, 2000, 2001 and 2002:

                                              2000        2001          2002
         Balance, beginning of the year    $   182     $   238       $   263
         Additions to reserve                  318         303           373
         Amortization of reserve              (262)       (278)         (331)
                                             -----       -----         -----

         Balance, end of year              $   238     $   263       $   305

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

     The following reflects the amounts relating to uncompleted contracts at December 31, 2001 and 2002:

     Costs incurred on uncompleted contracts             $     600    $     429
     Estimated earnings                                      2,181        1,478
                                                         ---------    ---------

                                                             2,925        1,907
     Less: Billings to date                                  1,158        1,273
                                                         ---------    ---------

     Cost and estimated earnings in excess of billings   $   1,695    $     709
                                                          ========     ========
     Billings in excess of cost and estimated earnings   $      72    $      75
                                                         =========    =========

     During   2001  and  2002   I-Sector   has   recognized   revenues   on  the
percentage-of-completion basis for several projects associated with one reseller in South Asia.

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

     Employee Stock Based Compensation - The Company has elected to account for its stock-based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Bulletin ('APB") Number 25 "Accounting for Stock Issued to Employees" (See Note 12). Under this method no compensation expense is recognized when the number of shares granted is known and the exercise price of the stock option is equal to or greater than the market price of the Company's common stock on the grant date. The Company has no stock based compensation associated with stock options in its consolidated statement of operations.

     Comprehensive Income - I-Sector had no comprehensive income items to report for all periods presented.

     Recently Issued Accounting Standards - In April 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 145, among other things, amends SFAS No. 4 and SFAS No. 64, to require that gains and losses from the extinguishments of debt generally be classified within continuing operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and early application is encouraged. The Company does not believe that the adoption of SFAS No. 145 will have a significant impact on its financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS No. 146 will have a significant impact on its financial statements.

     In February 2003, the FASB issued SFAS No. 148, "Accounting for Stock Based
Compensation: A Comparison of FASB Statement No. 123, Accounting for Stock-Based Compensation, and Its Related Interpretations, and IASB Proposed IFRS, Share-based Payments." SFAS No. 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based compensation. The statement also amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The Company has chosen not to voluntarily change to the fair value based method of accounting for stock-based employee compensation but has adopted the disclosure rules of SFAS 148.

     Fair Value of Financial Instruments - I-Sector's financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable for which the carrying values approximate fair values given the short-term maturity of the instruments. The carrying value of the Company's debt instruments approximate their fair value based on estimates of rates offered to the Company for instruments with the same maturity dates and security structure.

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

2.   DISCONTINUED OPERATIONS

     On November 6, 2001, I-Sector approved a plan to sell or close its IT Staffing business. This is the measurement date. A sale was finalized effective December 31, 2001. Under the terms of the sale I-Sector received a note receivable for $52, $50 for the ongoing operations of It Staffing, Inc. and $2 for certain fixed assets of I-Sector. The note receivable bears interest at 5% per annum and is collectible in installments based on the total monthly revenue of the buyer over 24 months beginning in April, 2002. A disposal loss, including an estimate of the operating results from the measurement date, November 6, 2001 to the closing date of the sale of $17, and estimates for impairment of assets caused by the disposal decision of $43, totaling $11 (net of tax of $5) was recognized in 2001. Additional loss on disposal of $13 (net of tax of $7) was recognized in 2002. Net loss from discontinued operations was $107, $167 and $0 (net of tax of $55, $85 and $0) in 2000, 2001 and 2002, respectively. I-Sector retained accounts receivable of approximately $82 and $0, net of reserves at December 31, 2001 and 2002, fixed assets of $52 and liabilities related to the IT Staffing business at December 31, 2001. Fixed assets were redeployed in the continuing operations. The balance sheet caption "Net liabilities related to discontinued operations" contains $80 and $36 of estimated future expenses relating to the wind-up of the IT Staffing business at December 31, 2001 and 2002, respectively. Revenue for the IT Staffing business for the years ended December 31, 2000, 2001 and 2002 was $1,242, $967 and $0, respectively.

     On March 16, 2000, I-Sector entered into an agreement to sell certain assets of and the ongoing operations of its Computer Products Division. The sale transaction closed on May 19, 2000 after shareholder and other required consents were obtained. Under the terms of the sale, I-Sector received $14,529 plus $250 as reimbursement of certain selling costs. Proceeds of the sale were used to retire debt under our existing credit facility. Pretax income from the discontinued operations of the Computer Products Division (net of taxes of $156) was $302 for the period from January 1 to March 16, 2000, the measurement date, $1,343 (net of taxes of $688) for the year ended December 31, 1999. A gain on disposal of $3,734 (net of taxes of $2,607), which includes operating results from the measurement date, March 16, 2000 to the closing date of the sale, as well as a loss on equipment sold of $352 (net of taxes of $144) and estimates for the impairment of assets caused by the disposal decision of $2,820 (net of taxes of $1,156) was recognized in the year ended December 31, 2000. In 2001 additional gain on disposal of $346 (net of taxes of $179), that was related to a contingency clause that was settled, was recognized. In 2002, gain on disposal of $104 (net of taxes of $53), that was related primarily to litigation settlements, was recognized. I-Sector retained accounts receivable of $20,266, net of reserves, and has retained receivables related to the Computer Products Division of $0 and $332 at December 31, 2001 and 2002, respectively, fixed assets of $255 and liabilities related to the Computer Products Division. Fixed assets that were not sold have been redeployed in the continuing operations. At December 31, 2001 and 2002, the balance sheet caption "Net Liabilities related to discontinued operations" contains $301 and $809 of estimated future expenses related to the winding up of the Computer Products Division, and include amounts related to the settlement of pending litigation. Revenue for the Computer Products Division for the year ended December 31, 2000 was $29,323 (net of $5,772 after the measurement date and included in the gain on sale in 2000). The Company allocated interest expense to its various divisions on a proportional basis based on accounts receivable. Interest expense allocated to the Computer Products Division for the period from April 1, 2000 to May 19, 2000 was $62. In connection with the sale of the Computer Products Division, I-Sector also sold the El Paso portion of the IT Services business. The El Paso branch office portion of the IT Services business accounted for revenues of $955, $(1) and $0 for the years ended December 31, 2000, 2001 and 2002 respectively. For financial reporting presentation the El Paso services business was included in the continuing operations for the years ended December 31, 2000, 2001 and 2002.

     On November 2, 1999, I-Sector approved a plan to sell or close its Telecom Division. This was the measurement date. I-Sector entertained offers to acquire a significant portion of the assets of the Telecom Division and to assume any ongoing operations of the division. A sale was finalized on March 16, 2000. Under the terms of the sale I-Sector received $250 cash. Additionally, the purchaser assumed all telephone equipment warranty obligations of I-Sector up to a maximum of $30, all of which was consumed by October 2000. Future warranty costs incurred by the purchaser will be billed to I-Sector at an agreed upon rate. An estimate of future warranty costs of $59 and $26 is included at December 31, 2001 and 2002, respectively, in the balance sheet caption "Net liabilities related to discontinued operations". A disposal loss, including an estimate of the operating results from the measurement date, November 2, 1999 to the closing date of the sale of $580, and estimates for impairment of assets caused by the disposal decision of $558, totaling $1,138 (net of income tax savings of $586), was recognized in 1999. The disposal loss includes an operating loss of $284 (net of income tax savings of $146) from the measurement date to December 31, 1999. I-Sector recognized gain on disposal of $0 and $171 (net of taxes of $0 and $88) in the years ended December 31, 2001 and 2002, respectively. During the year ended December 31, 2000 additional expenses related to the disposal of the Telecom Division of $344 (net of taxes of $240) was recognized. I-Sector retained accounts receivable of approximately $1,400, net of reserves, fixed assets of $30 and liabilities related to the Telecom Division, but has no net retained receivables at December 31, 2001 and $100 of retained receivables in 2002. Fixed assets were redeployed in the continuing operations. The balance sheet caption "Net liabilities related to discontinued operations" contains $273 and $59 of estimated future expenses relating to the wind-up of the Telecom Division at December 31, 2001 and 2002, respectively.

3.   ACCOUNTS AND NOTES RECEIVABLE

     Accounts receivable consisted of the following at December 31, 2001 and 2002:

                                                       2001             2002

     Accounts receivable                        $     5,473      $     7,021
     Accounts receivable retained-
          discontinued operations                        82              432
     Allowances for doubtful accounts                (1,253)            (928)
                                                  ---------        ---------

     Total                                      $     4,302      $     6,525
                                                  =========        =========

     Notes receivable consisted of the
          following at December 31,
          2001 and 2002:
                                                       2001             2002

     Notes receivable                           $       169      $     1,236
     Allowances for doubtful accounts                                   (338)
                                                  ---------        ---------

     Total                                      $       169      $       898
                                                  =========        =========


4.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 2001 and 2002:

                                                        2001             2002

     Equipment                                  $       460      $       248
     Computer equipment                               2,289            1,942
     Furniture and fixtures                             285              278
     Leasehold improvements                             552              588
     Vehicles                                            47               47
                                                  ---------        ---------
                                                      3,633            3,103
     Accumulated depreciation
          and amortization                           (2,407)          (1,988)
                                                  ---------        ---------
              Total                             $     1,226      $     1,115
                                                  =========        =========

     Property and equipment are depreciated over their estimated useful lives ranging from three to ten years using the straight-line method. Depreciation expense totaled $699, $475 and $356 for the years ended December 31, 2000, 2001 and 2002, respectively.

5.   CREDIT ARRANGEMENTS

     On January 31, 2002 I-Sector entered into a credit agreement with Textron Financial Corporation ("Textron") for a revolving line of credit (the "Textron Facility"). The initial total credit available under the Textron Facility was $2,500 subject to borrowing base limitations that are generally computed as 80% of eligible accounts receivable, and 90% of identifiable inventory purchased under this agreement and 40% of all other inventory. On June 19, 2002 Textron increased the total credit available under the Textron Facility to $4,500. In connection with the increase in the credit line, a modification was made to the borrowing base limitations that restricted the eligibility of accounts receivable for collateralization by disallowing as eligible any customer's receivables in their entirety that have balances over 90 days old and that exceed 25% of their total balance. In December 2002, Textron increased the credit line on a temporary basis to $5,500. The temporary increase extends to February 20, 2003. I-Sector may use up to $500 of the line for working capital advances under approved conditions. Borrowings accrue interest at the prime rate plus 2.5% on outstanding balances that extend beyond the vendor approved free interest period and on working capital advances from the date of advance. This agreement, which continues in full force and effect until terminated by written notice from both, is collateralized by substantially all of our assets. This agreement is collateralized by substantially all of I-Sector's assets except its patent assets. The agreement contains restrictive covenants, which require I-Sector to maintain minimum tangible capital funds and a minimum debt to tangible capital funds ratio. At December 31, 2002, I-Sector was in compliance with its loan covenants. Inventory floor plan borrowings are reflected in accounts payable on the accompanying balance sheets. At December 31, 2002, I-Sector had $3,239 outstanding on inventory floor plan finance borrowings, $0 outstanding on working capital advances and had total credit availability of $2,261. At December 31, 2001 I-Sector did not have a credit agreement in place.

     The weighted-average interest rate for borrowings under all credit line arrangements in effect during 2000, 2001 and 2002 was 7.93%, 0% and 0%, respectively. Interest expense on all credit lines was $385, $0 and $0 for the years ended December 31, 2000, 2001 and 2002, respectively.

     On September 27, 2001 Stratasoft, a subsidiary of I-Sector, signed a note payable to a third party for $725, payable in monthly installments through February, 2007. The note does not bear interest and I-Sector has imputed interest at 5.5% to record the debt and related patent asset and recorded interest of $30 and $9 in 2002 and 2001, respectively. This note payable is collaterized by Stratasoft's patent assets. Stratasoft has granted a security interest to its pending patent application and the next two patent applications filed by Stratasoft. In connection with this note payable, I-Sector has reported short-term debt maturing within one year of $144 and $200 and long-term debt of $236 and $388 at December 31, 2002 and 2001, respectively.

     In October 2001, I-Sector signed a non-interest bearing note payable for $39 payable in monthly installments through October 2004. In connection with this note payable, I-Sector has reported short-term debt maturing within one year of $13 and $13 and long-term debt of $11 and $22 at December 31, 2002 and 2001, respectively.

     The aggregate amounts of installments due for the next five years on long term debt are as follows:


                  2002               157
                  2003                56
                  2004                80
                  2005                96
                  2006                15
                                 -------
                  Total        $     404
                                 =======

6.   INCOME TAXES

     The provision for income taxes for the years ended December 31, 2000, 2001 and 2002 consisted of the following:
                                                 2000       2001         2002
                                                 ----       ----         ----
     Current provision (benefit):
     Federal                                   $(1,493)  $    (87)    $ (1,595)
     State
                                                ------     ------       ------
     Total current provision                    (1,493)       (87)      (1,595)
     Deferred provision (benefit)
                                                ------     ------       ------
     Total provision (benefit) from
       continuing operations                    (1,493)       (87)      (1,595)

     Total provision for (benefit from)
       discontinued operations                     101        (85)
              Total provision for
                (benefit from) gain (loss)
               on disposal                       2,367        172          136
                                                ------     ------     --------
              Total                            $   975   $      0     $ (1,459)
                                                ======     ======       ======

     The total provision for income taxes during the years ended December 31, 2000, 2001 and 2002 varied from the U.S. federal statutory rate due to the following: 2000 2001 2002 ---- ----- ----

     Federal income tax at statutory rate      $(1,741)  $ (1,347)    $   (762)
     Nondeductible expenses                         17         52           18
     State income taxes
     Valuation allowance                           231      1,208         (851)

     Total benefit from continuing operations  $(1,493)  $    (87)    $ (1,595)
                                                ======     ======       ======

     Net deferred tax assets computed at the statutory rate related to temporary differences at December 31, 2001 and December 31, 2002 were as follows:

                                                     2001             2002
                                                     ----             ----
     Net deferred tax assets:
          Accounts receivable                   $     426        $     486
          Closing and severance costs                 395              307
          Deferred service revenue                     43               27
          Amortization of intangibles                 (37)             (27)
          Net operating loss carryforwards          1,115
                                                   ------           ------
          Total current deferred tax assets         1,991              793
              Less Valuation allowance             (1,991)            (793)
                                                   ------           ------
                  Total                         $       0        $       0
                                                   ======           ======

     Due  to  the  company's   recurring  losses,  a  valuation   allowance  was
established for the entire deferred tax assets at December 31, 2001 and 2002.

     During 2000 the Company provided approximately $500 of valuation allowance related to discontinued operations, the majority of which was realized in 2002.

7.   ACCRUED EXPENSES

     Accrued liabilities consisted of the following as of December 31, 2001and 2002

                                                     2001            2002
                                                     ----            ----

     Sales tax payable                          $     370        $    386
     Accrued employee benefits, payroll
          and other related costs                     909             799
     Accrued property taxes                           152               6
     Accrued warranty costs                           263             305
     Other                                            397             307
                                                  -------         -------
     Total                                      $   2,091        $  1,803
                                                  =======         =======

8.   RELATED-PARTY TRANSACTIONS

     I-Sector has from time to time made payments on behalf of Allstar Equities, Inc. ("Equities"), which is wholly-owned by the principal stockholder of I-Sector, and I-Sector's principal stockholder for taxes, property and equipment. At December 31, 2001 and December 31, 2002, I-Sector's receivables from these affiliates amounted to approximately $159 and $87, respectively. Included in these amounts is a note receivable that was signed on December 1, 1999 by Equities for $336 in 60 monthly payments of $7. The note bears interest at 9%. Equities made twelve payments in advance and at December 31, 2002 the Company's note receivable from Equities amounted to $53. In addition to the note receivable from Equities, the Company has an additional amount receivable from Equities of $34 at December 31, 2002. The principal amounts as of December 31, 2001 and December 31, 2002 are classified as Accounts receivable - affiliates based on the expectation of repayment within one year. Additionally, from time to time the Company has made payments to unrelated parties, primarily for the usage of a credit card, for transactions that either wholly or partially benefit the Company's President and Chief Executive Officer and which therefore are accounted for as indebtedness from him to the Company and on which he pays interest of 6% per annum on the average outstanding balance. During August, 2002, in order to be in complete compliance with the Sarbanes-Oxley Act of 2002, the Company made a demand for repayment of the outstanding balance at that time of $94 related to the President and CEO's personal credit card usage. The President and CEO paid the entire balance in December 2002. The balance of approximately $80 and $0 related to the personal credit card usage is included in the Company's balance sheet and reported as part of Accounts receivable - affiliates at December 31, 2001 and 2002, respectively. (See Note 10 related to lease commitments to Equities.)

     The Company leases office space from Equities. On December 1, 1999 Equities purchased the Company's corporate office building and executed a direct lease with I-Sector with an expiration date of December 31, 2004. In conjunction with Equities obtaining new financing on the building, a new lease was executed with I-Sector on February 1, 2002 with an expiration date of January 31, 2007. The new lease has rental rates reduced from $37,692 to $37,192 per month.

     From time to time I-Sector obtains an independent survey of real estate rental rates and consults with real estate consulting firms to determine market rates of facilities that are comparable to the Houston headquarters facility. The Company believes that the rental rate and other terms of its lease from Equities are at least as favorable as those that could be obtained in an arms-length transaction with an unaffiliated party.

     From time to time I-Sector makes short-term loans and travel advances to its employees. The balance of approximately $11 and $12 relating to these loans and advances is included in the Company's balance sheet and reported as part of Accounts receivable - affiliates at December 31, 2001 and 2002, respectively.

     Each of I-Sector's subsidiaries has a stock incentive plan in place. One of the subsidiaries has granted to certain employees and to management of such subsidiary an incentive award (see Note 12).

     On December 31, 2001 I-Sector sold certain assets and the operations of its IT Staffing business to a former employee (see note 2).

9.   SHAREHOLDERS' EQUITY

     Holders of I-Sector's common stock are entitled to one vote per share on all matters to be voted on by shareholders and are entitled to receive dividends, if any, as may be declared from time to time by the Board of Directors of I-Sector (the "Board"). Upon any liquidation or dissolution of I-Sector, the holders of common stock are entitled, subject to any preferential rights of the holders of preferred stock, to receive a pro rata share of all of the assets remaining available for distribution to shareholders after payment of all liabilities.

     I-Sector's Board authorized the purchase of common stock of I-Sector from time to time in the open market to be held in treasury for the purpose of, but not limited to, fulfilling any obligations arising under I-Sector's stock option plans. At December 31, 2001 and 2002, 591,800 and 811,800 shares, respectively, were held in treasury under these authorizations.

     At December 31, 2002 I-Sector had 1,200 shares of restricted stock with a par value of $0.01 per share outstanding. The 1,200 shares, valued at $1.563, vest ratably at the end of each one year period over a five year period from the date of issuance.

     I-Sector issued warrants to purchase 176,750 common shares at $9.60 per share to underwriters in connection with its public offering of common stock. The warrants expired on July 7, 2002.

10.  COMMITMENTS AND CONTINGENCIES

     Operating Leases - I-Sector subleases office space from Equities. In 1999, I-Sector renewed its office lease for a five year period with monthly rental payments of $38 plus certain operating expenses through December 1, 2004. The lease was renewed February 1, 2002 for a five year period with monthly rental payments of $37 plus certain operating expenses through January 31, 2007. Rental expense under this agreement amounted to approximately $452, $452 and $ 446 during years ended December 31, 2000, 2001 and 2002, respectively.

     Additionally, minimum annual rentals on other operating leases amount to approximately, $65 in 2003, $0 in 2004, $0 in 2005, $0 in 2006 and $0 in years thereafter. Amounts paid during the years ended December 31, 2000, 2001 and 2002 under such agreements totaled approximately $296, $197 and $131 respectively.

     I-Sector maintains a 401(k) savings plan wherein I-Sector matches a portion of the employee contribution. In addition, I-Sector has a discretionary matching fund based on the net profitability of I-Sector. All full-time employees who have completed 90 days of service with I-Sector are eligible to participate in the plan. Declaration of the discretionary portion of the matching fund is the decision of the Board. I-Sector has made no additional contributions to the plan for the years ended December 31, 2000, 2001 or 2002. Under the standard I-Sector matching program, I-Sector's match was $46, $32 and $27 for the years ended December 31, 2000, 2001 and 2002, respectively.

     I-Sector is party to litigation and claims which management believes are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, I-Sector believes the final outcome of such matters will not have a material adverse effect on its financial position, results of operations or cash flows.

     In August 2002, Inacom Corp. filed a lawsuit in the District Court of Douglas County, Nebraska styled Inacom Corp. v. I-Sector Corporation, f/k/a Allstar Systems, Inc., claiming that I-Sector owed the sum of approximately $570 to Inacom ("Inacom") as a result of Inacom's termination of a Vendor Purchase Agreement between Inacom and I-Sector. I-Sector believes that the demand is without merit and intends to vigorously contest the demand.

     I-Sector had filed a claim to collect on a note receivable from E Z Talk Communications ("E Z Talk") and had recently entered into arbitration discussions with E Z Talk. In July, 2002 E Z Talk filed a lawsuit to set aside the arbitration and claiming damages of $250. A mediation meeting was held in November 2002, as required under the contract, however no agreement was reached. At March 7, 2003 the parties have reached agreement in principle to settle.

     The Equal Employment Opportunity Commission ("EEOC") filed a Charge of Discrimination against Stratasoft on behalf of Jennifer R. Bond on August 1, 2002 in the EEOC Minneapolis, Minnesota office. I-Sector believes that the charge is without merit and intends to vigorously contest the charge.


11.  INTANGIBLE ASSETS

                                    As of December  31, 2001        As of December 31, 2002
                                    -------------------------------------------------------
                                                                                              Weighted
                                Gross Carrying Accumulated Gross Carrying   Accumulated     Amortization
                                    Amount      Amortization       Amount   Amortization       Years
     Amortized intangible assets
          Patent license rights     $   1,046   $      28      $   1,046      $     148       12.01
          Unpatented technology            56                         57
          Customer list                   200          50            200             90         .68
          Other                           167          35            167             70         .57
                                    ---------   ---------      ---------      ---------     -------

     Total                          $   1,469         113      $   1,470      $     308       13.26
                                    =========   =========      =========      =========     =======

     The estimated aggregate amortization expense for each of the next five years is as follows:

               2003             $   191
               2004             $   183
               2005             $   164
               2006             $   103
               2007             $   103
                                 ------
               Five year total  $   744

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

12.  STOCK OPTION PLANS

     Under the 1996 Incentive Stock Plan (the "Incentive Plan"') and the 1996 Non-Employee Director Stock Option Plan (the "Director Plan") as approved by the shareholders. I-Sector's Compensation Committee may grant up to 442,500 shares of common stock, which have been reserved for issuance to certain employees of I-Sector. At December 31, 2002 60,188 shares were available for future grant under the Incentive Plan. The Incentive Plan provides for the granting of incentive awards in the form of stock options, restricted stock, phantom stock, stock bonuses and cash bonuses in accordance with the provisions of the plan. Additionally, no shares may be granted after the tenth anniversary of the Incentive Plan's adoption. I-Sector has reserved for issuance, under the Director Plan, 100,000 shares of common stock, subject to certain anti-dilution adjustments of which 3,000 were available for future grants at December 31, 2002. The Director Plan provides for a one-time option by newly elected directors to purchase up to 5,000 common shares, after which each director is entitled to receive an option to purchase up to 2,000 common shares upon each date of re-election to I-Sector's Board of Directors. Options granted under the Director Plan and the Incentive Plan have an exercise price equal to the fair market value on the date of grant and generally expire ten years after the grant date.

     In May 2000, I-Sector adopted the 2000 Stock Incentive Plan (the "2000 Incentive Plan") as approved at the annual shareholder's meeting. Under the 2000 Incentive Plan, I-Sector's Compensation Committee may grant up to the greater of 400,000 shares of common stock or 10% of the number of shares of common stock issued and outstanding on the first day of the then preceding calendar quarter. The 2000 Incentive Plan provides for the granting of incentive awards in the form of stock-based awards and cash bonuses in accordance with the provisions of the plan. All employees, including officers, and consultants and non-employee directors are eligible to participate in the 2000 Stock Incentive Plan. Generally, the Compensation Committee has the discretion to determine the exercise price of each stock option under the 2000 Incentive Plan, and they must be exercised within ten years of the grant date, except those classified as Incentive Stock Option ("ISO") grants to a 10% or greater stockholder. ISO options grants to a 10% or greater stockholder must be exercised within five years of the grant date. The exercise price of each ISO option grant may not be less than 100% of the fair market value of a share of common stock on the date of grant (110% in the case of a 10% or greater stockholder). At December 31, 2002 314,910 shares were available for future grant under the 2000 Incentive Plan.

     During 2000, 2001 and 2002 I-Sector granted options to purchase 35,000, 25,000 and 25,000 common shares to its directors, respectively, which vest immediately, and 94,671, 0 and 0 common shares to its employees, respectively, which vest over five years.

The activity of employees in all plans is summarized below:

                                     2000                   2001                   2002
                                     ----                   ----                   ----
                                               Weighted             Weighted              Weighted
                                               Average              Average               Average
                                               Exercise             Exercise              Exercise
                                     Shares    Price      Shares     Price       Shares   Price
Options outstanding at January 1     458,232   $  1.41    383,112   $  1.72     399,812   $  1.48
Granted during the year              71,400       1.76     25,000      1.00      25,000      1.20
Exercised during the year
Transfers to non-employees           (133,220)   2.19                                        0.99
                                                                                (11,330)
Canceled during the year             (13,300)     2.23     (8,300)     1.64                  1.66
                                     -------   -------    -------   -------     ------      -----
                                                                                (17,440)
Options outstanding at December 31   383,112   $  1.72    399,812   $  1.48     396,042   $  1.47
                                     =======    ======    =======    ======     =======    ======
Options exercisable at December 31   254,212   $  1.37    317,722   $  1.58     369,312   $  1.46
                                     =======    ======    =======    ======     =======    ======
Options outstanding price range      $1.06 to $7.62       $1.06 to $7.62        $0.82 to $7.62
Weighted Average fair value of
options granted during the year      $1.15                $1.00                 $1.20
Options weighted-average
remaining life                       8.00 Years           6.88 Years            6.29 Years

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

The activity of this non-employee group is summarized below:
                                                2001                2002
                                                ----                ----
                                       Weighted              Weighted
                                        Average    Exercise   Average   Exercise
                                        Shares      Price     Shares    Price
     Options outstanding at January 1   183,771    $ 2.18    181,483    $ 1.45
     Transfer from (to) Employee plan                         10,200      0.99
     Exercised during the year
     Canceled during the year           (2,288)      1.64    (23,403)     1.72
                                       -------     ------    -------    ------
     Options outstanding December 31   181,483    $  1.45    168,280      1.43
                                       =======     ======    =======    ======
     Options exercisable December 31    83,304    $  1.37    151,859      1.42
                                       =======     ======    =======    ======

     Options outstanding price range    $ 1.06 to $ 2.31      $ 1.06 to $ 2.31
     Options weighted average remaining
       life                                 3.13 years            1.75 years

     Each of I-Sector's subsidiaries has a stock incentive plan in place and have reserved for issuance a combined 6,500,000 shares of common stock. The subsidiary plans have not been presented to the shareholders of I-Sector for approval. One of the subsidiaries has granted to certain employees and to management of such subsidiary an incentive award. Under its plan such options vest ratably over three to five years. The options granted in 2002 were granted to management personnel. The quantity of incentive options granted in 2002 to management personnel that vest each year is determined based on the percentage of predetermined financial goals that they attain and none vest prior to March 31, 2003. Any of the 2002 options granted to the management personnel that become eligible for vesting, but do not vest due to financial performance as compared to predefined goals, are forfeited and will no longer be eligible for vesting. Any unvested stock options vest immediately upon the occurrence of a liquidity event for that subsidiary. The options expire ten years after the grant date if they are not exercised. All of the options, with the exception of the 2002 grant to management personnel, cannot be exercised unless there is a liquidity event during the ten year option term. The 2002 grant to management personnel may be exercised if there is no liquidity event within 30 days prior to the expiration of the ten year term. The stock option grants are subject to dilution when I-Sector purchases additional shares of the subsidiary stock in order to keep the subsidiary sufficiently capitalized. At December 31, 2000, 2001 and 2002, respectively, options for 1,300,000, 1,388,500 and 5,444,499 shares of stock were granted by those subsidiaries of which 0, 433,333 and 642,833 were vested. On the date of issuance, these shares had an exercise price equal to their fair market values. These subsidiaries determine fair market value at the date of issuance using a market valuation approach based upon a discounted cash flows methodology. The fair values of these issuances were $0.07, $0.20 and $0.15 in 2000, 2001 and 2002, respectively. At December 31,
2002 there are 1,055,501 options in the subsidiary's plan available to be issued.

     I-Sector and its subsidiaries apply the intrinsic method proscribed by APB No. 25 for stock options issued to employees and directors and the fair value method as proscribed by SFAS No. 123, as interpreted and amended, for stock issued to non-employees. If compensation cost for all option issuances been determined consistent with the fair value method, I-Sector's net loss and net loss per share would have increased to the pro-forma amounts indicated below for the years ended December 31, 2000, 2001 and 2002, respectively.

     For purposes of estimating the fair value disclosures below, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option pricing model using the following weighted-average assumptions for 2002; dividend yield of 0%; expected volatility of 82.10 %; risk-free interest rate of 3.63%; and expected lives of 7.57 years from the original date of the stock option grants.

For all plans and subsidiaries:

                                                            2000       2001       2002
                                                            ----       ----       ----
Net Income (loss):
     As reported                                         $   (43)  $ (3,705)   $  (384)
     Stock-based employee compensation (net of
         tax) included in determination of net income          0          0          0
     Stock-based employee compensation (net of  $0 tax)
         if fair value based method used                    (  5)      (256)      (184)
     Pro forma if fair value based method used           $   (48)  $ (3,961)   $  (568)
Earnings per share (basic and diluted )
     As reported                                         $  (0.01) $   (0.95)  $ (0.10)
     Pro forma if fair value based method used           $  (0.01) $   (1.01)  $ (0.15)

     Each of the subsidiaries incurred net losses for the periods presented above. As a result I-Sector's share of subsidiary net loss does not change for purposes of this computation.

13.      EARNINGS PER SHARE

     The computations of basic and diluted earnings per share for each year were as follows:

                                                   2000              2001            2002
                                                   ----              ----            ----
                                         (Amounts in thousands except share and per share data)
Numerator:
     Net loss from continuing operations        $   (3,628)      $    (3,875)    $      (646)
     Discontinued operations:
          Net income (loss) from discontinued
           operations, net of taxes                    195              (167)
          Gain (loss) on disposal, net of taxes      3,390               337             262
                                                  ---------         --------       ---------
          Net loss                              $      (43)       $   (3,705)    $     (384)
                                                  =========        =========       =========

Denominator:
     Denominator for basic earnings per
     share - weighted-average shares
     outstanding                                  4,059,618        3,911,019       3,709,689

Effect of dilutive securities:
     Shares issuable from assumed conversion
          of common stock options, warrants and
          restricted stock                                0                0               0
                                                  ---------        ---------       ---------

Denominator for diluted earnings per share        4,059,618        3,911,019       3,709,689
                                                  =========        =========       =========

Net income (loss) per share:
Basic and diluted:
Net loss from continuing operations             $     (0.90)     $     (0.99)    $     (0.17)
Net income (loss) from discontinued operations         0.05            (0.04)
Gain on disposal                                       0.84             0.08            0.07
                                                  ---------        ---------       ---------
Net loss per share                              $     (0.01)     $     (0.95)    $     (0.10)
                                                  =========       ==========      ==========

     There were warrants to purchase, 176,750 shares of common stock for 2000 and 2001, respectively, which were not included in computing the effect of dilutive securities because the inclusion would have been antidilutive. The warrants expired in July 2002.

     There were 48,344, 0 and 101,318 options to purchase common stock for 2000, 2001 and 2002, respectively, which were not included in computing the effect of dilutive securities because the inclusion would have been antidilutive.

14.      SEGMENT INFORMATION

     I-Sector has four reportable segments: (1) Valerent, (2) INX, (3) Stratasoft, and (4) Corporate. Synergy, which was previously reported as separate segment was merged into ACS, and the name was changed to Allstar Solutions, Inc. (Allstar). The IT Staffing business, which was previously reported as the IT Services segment, has been discontinued. Corporate includes the operations of the Company's El Paso service operations which were sold on May 19, 2000, and service operations relating to computer installations for a certain customer. Allstar provides customers with turnkey outsourced IT helpdesk solutions, technical staff augmentation for IT helpdesk operation, helpdesk consulting services, on-site and carry-in computer repair, application support and operating system and network migration services. Stratasoft produces software products that facilitate telephony and computer integration primarily for telemarketing and call center applications. INX is a provider of network infrastructure professional services and a reseller of Cisco network infrastructure products. The accounting policies of the business segments are the same as those described in Note 1. I-Sector evaluates performance of each segment based on operating income. Management only views accounts receivable, and not total assets, by segment in their decision making. Intersegment sales and transfers are not significant. The tables below show the results of the four reportable segments:

For the year ended December 31, 2002:

                                      Valerent        INX         Stratasoft     Corporate      Elimination    Consolidated
Total  revenue                      $     4,992    $    30,738    $     6,569    $              $      (278)   $    42,021
Cost of sales and services                3,793         27,241          2,920                          (278)        33,752
                                       --------       --------       --------       --------       --------       --------
Gross profit                              1,199          3,421          3,649                                        8,269
Selling, general and
     administrative expenses              2,236          3,545          3,922            922                        10,625
                                       --------       --------       --------       --------       --------       --------
Operating (loss)                    $    (1,037)   $      (124)   $      (273)   $      (922)   $         0    $    (2,356)
                                       ========       ========       ========       ========       ========       ========
Interest and other income, net                                                                                        (115)
                                                                                                                  --------
Loss before benefit for income tax                                                                                  (2,241)
Benefit for income tax                                                                                              (1,595)
                                                                                                                  --------
Net loss from continuing operations                                                                                   (646)
Net loss on disposal, net of taxes                                                                                     262
                                                                                                                  --------
Net loss                                                                                                       $      (384)
                                                                                                                  ========

Accounts receivable, net            $       400    $     4,454    $     1,124    $       115                   $     6,093
                                       ========       ========       ========       ========
Accounts receivable retained from
     discontinued operations, net                                                                                      432
                                                                                                                  --------
Total accounts receivable, net                                                                                 $     6,525
                                                                                                                  ========
Inventory                           $        24    $       348    $       409    $         0                   $       781
                                       ========       ========       ========       ========                      ========

For the year ended December 31, 2001:
                                      Valerent        INX         Stratasoft     Corporate      Elimination    Consolidated
Total  revenue                      $     5,668    $    10,775    $     7,257    $        (6)   $       (74)   $    23,620
Cost of sales and services                4,403          9,663          3,318            (13)           (46)        17,325
                                       --------       --------       --------       --------       --------       --------
Gross profit (loss)                       1,265          1,112          3,939              7            (28)         6,295
Selling, general and
     administrative expenses              3,077          3,103          3,021          1,400            (28)        10,573
                                       --------       --------       --------       --------       --------       --------
Operating income (loss)             $    (1,812)   $    (1,991)  $        918    $    (1,393)   $         0         (4,278)
                                       ========       =========      ========       ========       ========
Interest and other income, net                                                                                        (316)
                                                                                                                  --------
Loss before benefit for income tax                                                                                  (3,962)
Benefit for income tax                                                                                                 (87)
                                                                                                                  --------
Net loss from continuing operations                                                                                 (3,875)
Net loss from discontinued
     operations                                                                                                       (167)
Net gain on disposal, net of taxes                                                                                     337
                                                                                                                  --------
Net loss                                                                                                       $    (3,705)
                                                                                                                  ========

For the year ended December 31, 2000:
                                      Valerent        INX         Stratasoft     Corporate      Elimination    Consolidated

Total  revenue                      $     6,946    $     1,874    $     6,660    $     1,640    $       (33)   $    17,087
Cost of sales and services                5,590          1,917          3,573          1,909            (21)        12,968
                                       --------       --------       --------       --------       --------       --------
Gross profit                              1,356            (43)         3,087           (269)           (12)         4,119
Selling, general and
     administrative expenses              3,186            935          3,647          1,723            (12)         9,479
                                       --------       --------       --------       --------       --------       --------
Operating (loss)                    $    (1,830)   $      (978)   $      (560)   $    (1,992)   $         0         (5,360)
                                       ========       ========       ========       ========       ========
Interest and other income, net                                                                                        (239)
                                                                                                                  --------
Loss before benefit for income tax                                                                                  (5,121)
Benefit for income tax                                                                                              (1,493)
                                                                                                                  --------
Net loss from continuing operations                                                                                 (3,628)
Income from discontinued operations,
     net of taxes                                                                                                      195
Net gain on disposal, net of taxes                                                                                   3,390
                                                                                                                  --------
Net loss                                                                                                       $       (43)
                                                                                                                  ========

International sales accounted for $3,111 and $1,851 or 13.2% and 4.4% of consolidated revenues in 2001 and 2002, respectively, and were primarily in the Stratasoft segment.

                      Reconciliation of Products and Services and Related Costs
                                       2000              2001           2002
                                       ----              ----           ----

     Product revenue              $     8,368      $    16,966     $    35,717
     Service revenue                    8,719            6,654           6,304
                                    ---------         --------       ---------

     Total revenue                $    17,087      $    23,620     $    42,021
                                    =========         ========       =========

     Cost of product sold         $     5,023      $    10,420     $    27,601
     Cost of services sold              7,945            6,905           6,151
                                    ---------         --------       ---------

     Total cost of sales          $    12,968      $    17,325     $    33,752
                                   ==========       ==========      ==========

15.  SUBSEQUENT EVENT

     On March 6, 2003 I-Sector's subsidiary, INX, signed a letter of intent for an asset purchase with one of its competitors. Under the terms of the letter of intent, INX proposes to purchase inventory, fixed assets, trademarks, tradenames and service marks, contract rights, customer lists, intellectual property assets and other intangibles of the seller, as well as assume certain operating leases of equipment and office space for cash and for stock in INX. In connection with the proposed purchase, INX will offer employment to key employees of the seller. The purchase transaction is expected to close early in the second quarter of 2003 after the completion of due diligence.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure NONE

PART III

Item 10. Directors and Executive Officers

Directors

James H. Long - Director, April 1983 to present.

     James H. Long, age 44, is the founder of the Company and has served as Chairman of the Board, Chief Executive Officer and President since the Company's inception in 1983. Prior to founding the Company, Mr. Long served with the United States Navy in a technical position and was then employed by IBM in a technical position.

Donald R.  Chadwick  -  Director,  September  12,  1996 to present.

     Donald R. Chadwick, age 59, has served as Secretary since February, 1992 and served as the Chief Financial Officer of the Company from February 1992 until December, 1999. As Chief Financial Officer, his duties included supervision of finance, accounting and controller functions within the Company.

Kevin M. Klausmeyer - Director, August 8, 2001 to present.

     Kevin M. Klausmeyer, age 44, has been Chief Financial Officer of PentaSafe Security Technologies, Inc., a security software company and provider of complete security policy and infrastructure solutions, since December 1, 1999. From 1993 to November 1999, Mr. Klausmeyer was Vice President and Chief Accounting Officer of BMC Software, Inc., a publicly-held distributor of computer software. Mr. Klausmeyer is one of three software finance executives, who, together with representatives from the Big Five accounting firms, serve on the AICPA's Software Revenue Recognition Task Force, which interprets and provides guidance to the software industry on the U.S. authoritative software revenue accounting rules. In addition, Mr. Klausmeyer is the current Chairman of SOFTEC (Software Finance and Tax Executives Council), the primary software financial organization in the U.S. Mr. Klausmeyer spent 13 years at Arthur Andersen LLP in the audit and business consulting practice, with a primary focus in assisting high technology companies.

John B. Cartwright - Director, August 8, 2001 to present.

     Mr. Cartwright, age 56, has been the owner of John B. Cartwright & Associates, a Certified Public Accounting firm, since 1990. From 1973 to 1990, Mr. Cartwright was the managing partner or managing shareholder of Cartwright, Matthews, Gonsoulin & Bradley, PC, Cartwright, Matthews & Gonsoulin, a Partnership and Cartwright & Matthews, a Partnership. From 1969 to 1973 Mr. Cartwright was an Audit Supervisor of Touche Ross & Co., (now Deloitte & Touche
LLP) in Houston. Mr. Cartwright is a member of the American Institute of Certified Public Accountants, Texas Society of Certified Public Accountants, Houston Chapter of the Texas Society of Certified Public Accountants, and is currently the President of the Houston Chapter of the Community Associations Institute.

Executive Officers

     The executive officers of the Company serve until resignation or removal by the Board of Directors. Set forth below is certain information about the Company's Executive Officers, other than James H. Long .

Patricia L. Winstead - Vice President and Controller, November 2001 to present.

     Patricia L. Winstead, age 61, has been the Vice President and Controller for the Company since November 2001. From June 1999 to November 2001, Mrs. Winstead served as the Controller for the Company. She has responsibility for supervision of accounting, controller and reporting functions for the Company.

William R. Hennessy - President, Stratasoft, Inc., September 1996 to present.

     William R. Hennessy, age 44, has served as the President of Stratasoft, Inc., the Company's wholly-owned subsidiary that was formed in 1995 to develop and market CTI Software, since joining the Company in January 1996. Mr. Hennessy's responsibilities include the general management of Stratasoft, Inc. From July 1991 to January 1996, Mr. Hennessy was employed by Inter-Tel, Incorporated, a telephone systems manufacturer and sales and service company, where he served as the Director of MIS and the Director of Voice and Data Integration for the central region.

Mark T. Hilz - President, Internetwork Experts, Inc., July 2000 to present.

     Mark T. Hilz, age 44, has served as the President of Internetwork Experts, Inc., the Company's wholly-owned subsidiary that was formed in 2000 to market Cisco products and related services, since joining the Company in July 2000. Mr. Hilz served as a Director of the Company from 1994 until July 2000. Mr. Hilz's responsibilities include the general management of Internetwork Experts, Inc. Mr. Hilz served as the Chief Executive Officer of Nichecast, Inc. , a privately held internet services company, from 1999 to July 2000. From 1990 to 1998, Mr. Hilz was founder, President and Chief Executive Officer of PC Service Source, Inc., a publicly-held distributor of personal computer hardware for repair industry.

Frank Cano- President, Valerent, Inc., November 2002 to present.

     Frank Cano, age 38, has served as the President of Valerent, Inc., the Company's wholly-owned subsidiary that was formed in 2000 to market Cisco products and related services, since rejoining the Company in November 2002. Mr. Cano served as a Division President of Amherst Southwest, LLP from May 2000 until May 2002. Mr. Cano's responsibilities include the general management of Valerent, Inc. Mr. Cano served as the President of the Computer Products
Division of I-Sector Corporation 1997 to May 2000 when the division was sold. From 1996 to 1997, Mr. Cano was the Senior Vice President, Branch Operations of the Company and from 1992 to 1996 was the Branch Manager of the Company's Dallas-Fort Worth office.

Family Relationships

     James H. Long and Frank Cano are brothers-in-law. There are no other family relationships among any of the directors and executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance
                                Number of     Number of       Known Failure
     Name of Reporting Person   Late Reports  Transactions        To File

     None

Item 11. Executive Compensation

     Summary Compensation Table. The following table reflects compensation for services to the Company for the years ended December 31, 2002, 2001 and 2000 of
(i) the Chief Executive Officer of the Company and (ii) the three most highly compensated executive officers of the Company who were serving as executive officers at the end of 2001 and whose total annual salary and bonus exceeded $100,000 in 2002 (the "Name Executive Officers").

Annual Compensation                                       Long Term Compensation
--------------------------------------------------------------------------------
                                                           Awards
                                                          ----------------------
Name and Principal     Year   Salary  Bonus  Other        Restricted Number of
                                             Annual                  Securities
                                             Compensation Stock      Underlying
                                             (1)          Awards     Options
Position

James H. Long (2)      2002 $127,690
Chief Executive        2001  133,315
Officer                2000  150,000

William R. Hennessy    2002  128,833  59,028
President, Stratasoft, 2001   85,162  60,966
Inc. (3)               2000   91,034  59,686

Mark T. Hilz           2002  185,190
President,             2001  185,190
Internetwork Experts,  2000   84,635
Inc.,

Paul Klotz             2002  144,565   7,500
Vice President,        2001  144,549
Internetwork Experts,  2000   57,404
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

Stock Options

     Under the Company's 1996 Incentive Stock Option Plan (the "Incentive Stock Option Plan") and the 2000 Stock Incentive Plan (the "2000 Incentive Plan") options to purchase shares of the Common Stock may be granted to executive officers and other employees. As of December 31, 2002, 317,697 shares were reserved for issuance upon exercise of outstanding options under the 2000 Incentive Plan and 40,748 were reserved and remained available for future grants pursuant to the Incentive Stock Option Plan. During 2000, options to purchase 15,100 shares of Common Stock were granted to the Named Executive Officers under the Incentive Stock Option Plan. No options under the plan were granted to officers or other employees during 2001 and 2002.

     Each of the Company's subsidiaries has a stock incentive plan in place. The subsidiary plans have not been presented to the Company's shareholders for approval. One of the subsidiaries has granted options to certain employees and to the executive officers of that subsidiary as an incentive award. As of December 31, 2002 5,444,499 shares were reserved for issuance upon exercise of outstanding options and 1,055,501 were reserved and remained available for future grants pursuant to that plan. During 2000, 2001 and 2002 options to purchase 900,000, 0 and 4,100,000, sharea respectively, shares of Common Stock of that subsidiary were granted to the Named Executive Officers under that plan. The quantity of options granted in 2002 that vest each year is determined based on the percentage of predetermined financial goals that they attain and none vest prior to March 31, 2003. Any of the 2002 options granted that become eligible for vesting, but do not vest due to financial performance as compared to predefined goals, are forfeited and will no longer be eligible for vesting. Any unvested stock options vest immediately upon the occurrence of a liquidity event for that subsidiary. Options Granted in Last Fiscal Year. The following table provides information concerning stock options in the Company's 1996 Incentive Stock Option Plan and the 2000 Incentive Stock Option Plan granted to the Named Executive Officers during the year ended December 31, 2002. Potential Potential Realizable Realizable Value at Number of Percent of Value at Assumed Shares of Total Assumed Annual Annual Rate Common Options Rate of Stock of Stock Stock Granted to Exercise Price Price Underlying Employees or Base Appreciations Appreciations Options in Fiscal Price Expiration for Option for Option Granted Year ($/share) Date Term 5% (1) Term 10% (1)

None


(1) Actual gains, if any, on stock option exercises are dependent on future performance of the Common Stock. No appreciation in the price of the Common Stock will result in no gain.

     The following table provides information concerning stock options in the subsidiary's Incentive Stock Option Plan granted to the Named Executive Officers during the year ended December 31, 2002.
                                                                  Potential
                                                   Potential      Realizable
                                                   Realizable     Value at
       Number of   Percent of                      Value at       Assumed
       Shares of   Total                           Assumed Annual Annual Rate
       Common      Options                         Rate of Stock  of Stock
       Stock       Granted to Exercise             Price          Price
       Underlying  Employees  or Base              Appreciations  Appreciations
       Options     in Fiscal  Price     Expiration for Option     for Option
       Granted (2) Year       ($/share) Date       Term 5% (1)    Term 10% (1)

Mark T. Hilz
         3,400,000   82.9%      0.15      2/28/2012  $320,736       $812,809
Paul Klotz
           700,000   17.1%      0.15      2/28/2012  $ 66,034       $167,343


(1) Actual gains, if any, on stock option exercises are dependent on future performance of the Common Stock. No appreciation in the price of the Common Stock will result in no gain.


(2) Any of the options granted in 2002 that become eligible for vesting, but do not vest due to financial performance as compared to predetermined goals, are forfeited and will no longer be eligible for vesting.

Aggregated Option Exercises and Year-End Option Values

                                               Number of Securities
                                               -----------------------------------------------------------
                           Shares              Underlying Unexercised          Value  of  Unexercised
                           Acquired  Value     Options at December 31, 2002    In-the money Options at
                           on        Realized  Exercisable   Unexercisable     December 31, 2002
                           Exercise                                            Exercisable   Unexercisable
James H. Long              0         0          1,920             480             $  0           $  0
William R. Hennessy        0         0         16,000           2,000             $  0           $  0
Mark T. Hilz               0         0         15,000               0             $  0           $  0

     The Named Executive Officers held 32,920 options that were exercisable at December 31, 2002, none were exercised during 2002 and there were 32,920 in-the-money unexercised options at December 31, 2002.

Employment Agreements

     Each of the Named Executive Officers of the Company has entered into an employment agreement (collectively, the "Executive Employment Agreements") with the Company. Under the terms of their respective agreements, Messrs. Long, and Hennessy are entitled to an annual base salary of $150,000, and $125,000, respectively, plus other bonuses, the amounts and payment of which are within the discretion of the Compensation Committee. Mr. Hilz and Mr. Klotz are entitled to an annual base salary of $200,000 and $150,000, respectively, plus other bonuses, the amounts and payment of which are defined in their employment agreements. The Executive Employment Agreements may be terminated by the Company or by the executive officer at any time by giving proper notice. The Executive Employment Agreements generally provide that the executive officer will not, for the term of his employment and for the period ranging from twelve to eighteen months following the end of such Named Executive Officer's employment with the Company, solicit any of the Company's employees or customers or otherwise interfere with the business of the Company.

Item 12. Security Ownership

Security Ownership of Management

     The following table sets forth, as of March 21, 2003 the number of shares of Common Stock owned by each Director, each Named Executive Officer, as defined in "Executive Compensation," and all Directors and Executive Officers as a group.

Title of Class Name of                     Amount and Nature of         Percent
               Beneficial Owner            Beneficial Owner (1)         of Class

Common Stock   James H. Long                         2,041,950          56.2%
Common Stock   Donald R. Chadwick                      112,003    (2)    3.1%
Common Stock   William R. Hennessey                     26,000    (3)       *
Common Stock   All officers and directors            2,222,393    (4)    61.2%

(1) Beneficial owner of a security includes any person who shares voting or investment power with respect to or has the right to acquire beneficial ownership of such security within 60 days.

(2) Includes 79,686 shares which may be acquired upon exercise of currently exercisable options and 517 shares owned by his spouse for which Mr. Chadwick disclaims beneficial ownership and 300 shares owned by his minor children for which Mr. Chadwick disclaims beneficial ownership.

(3) Includes 16,000 shares which may be acquired upon exercise of currently exercisable options. (4) Includes 133,846 shares which may be acquired upon exercise of currently exercisable options.

  Security Ownership of Certain Beneficial Owners

  Title of Class  Name and Address of                    Amount and
                  Beneficial Owner                       Nature of
                                                         Beneficial    Percent
                                                         Owner         Of Class

  Common Stock    Peak 6 Capital Management L.L.C.(1)      360,600        9.9%
                  209 LaSalle Street, Suite 200
                  Chicago, Illinois 60604

  Common Stock    James H. Long                          2,041,950      56.2%
                  6401 Southwest Freeway
                  Houston, Texas 77074

  (1) As reported on Schedule 13D July 10, 2002.

Item 13. Certain Relationships and Related Transactions

Certain Transactions

     The Company has from time to time made payments on behalf of Allstar Equities, Inc. a Texas corporation ("Equities"), which is wholly-owned by James
H. Long, the Company's President and Chief Executive Officer, and on behalf of Mr. Long, personally for taxes, property and equipment. Effective on December 1, 1999 a note payable by Equities was signed for $335,551 for 60 monthly installments of $6,965. The note bears interest at 9% per year. At December 31, 2002, the Company's receivables from Equities amounted to approximately $56,000. In addition to the note receivable from Equities, the Company has an additional amount receivable from Equities of $34. Additionally, from time to time the Company has made payments to unrelated parties, primarily for the usage of a credit card, for transactions that should either wholly or partially benefit Mr. Long and which were therefore accounted for as indebtedness by Mr. Long to the Company and on which he pays interest of 6% per annum on the average outstanding balance. During August 2002, in order to be in complete compliance with the Sarbanes-Oxley Act of 2002, the Company made a demand for repayment of the outstanding balance at that time of $94 related to Mr. Long's personal credit card usage. Mr. Long paid the entire balance in December 2002 except for $791 of interest calculated on the average balance of the account for the quarter ended December 31, 20002, which was fully paid subsequent to December 31, 2002. The Company furnishes two company-owned vehicles for Mr. Long's business and personal use.

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

Directors' Compensation

     Employee directors of the Company do not receive any additional compensation for their services as a director of the Company. The Company pays each independent director $1,000 for each Board meeting attended and $500, except for the Chairperson of the Audit Committee who is paid $1,000, for Committee meetings attended, along with reasonable out-of-pocket expenses incurred by independent directors to attend Board and Committee meetings. Independent directors are also entitled to receive options pursuant to the Director Plan (See Note 12).

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

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) (1) Consolidated Financial Statements - See Index to Consolidated Financial Statements on Page 21

          (2) Consolidated Financial Statements Schedule II Valuation and Qualifying Accounts Exhibit 99.1

          (3) Exhibits - a copy of the Index to Exhibits, filed with the Company's Form 10-K Report, can be obtained free of charge by written request to Investor Relations, I-Sector Corporation, 6401 Southwest Freeway, Houston, Texas 77074, by calling (713) 795 2168 or from our website at http://www.I-Sector.com/ information/sec.htm.

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
3.2   Certificate of Incorporation of the Company                               Exhibit 3.2 to Form
                                                                                S-1 filed Aug. 8, 1996
3.3   Certificate of Amendment to Certificate of Incorporation                  Form 10-K filed Mar.
      of Allstar Systems, Inc.                                                  24, 2001
4.1   Specimen Common Stock Certificate                                         Exhibit 4.1 to Form
                                                                                S-1 filed Aug. 8, 1996
4.2   See Exhibits 3.1 and 3.2 for provisions of the Certificate of             Exhibit 4.2 to Form
      Incorporation and Bylaws of the Company defining the rights of the        S-1 filed Aug. 8, 1996
      holders of Common Stock.
10.2  Agreement for Wholesale Financing dated September 20, 1993, by            Exhibit 10.2 to Form
      and between ITT Commercial Finance Corp. and Allstar-Valcom, Inc.         S-1 filed Aug. 8, 1996
10.3  Amendment to Agreement for Wholesale Financing dated                      Exhibit 10.3 to Form
      October 25, 1994, by and between ITT Commercial Finance Corp.             S-1 filed Aug. 8, 1996
      and Allstar Systems, Inc.
10.5  Form of Employment Agreement by and between the Company and               Exhibit 10.5 to Form
      certain members of Management.                                            S-1 filed Aug. 8, 1996
10.6  Employment Agreement dated September 7, 1995, by and between              Exhibit 10.6 to Form
      Stratasoft, Inc. and William R. Hennessy.                                 S-1 filed Aug. 8, 1996
10.7  Assignment of Certain Software dated September 7, 1995, by                Exhibit 10.7 to Form
      International Lan and Communications, Inc. and Aspen System               S-1 filed Aug. 8, 1996
      Technologies, Inc. to Stratasoft, Inc.
10.8  Microsoft Solution Provider Agreement by and between Microsoft            Exhibit 10.8 to Form
      Corporation and Allstar Systems, Inc.                                     S-1 filed Aug. 8, 1996
10.9  Novell Platinum Reseller Agreement by and between Novell, Inc.            Exhibit 10.9 to Form
      and Allstar Systems, Inc.                                                 S-1 filed Aug. 8, 1996
10.10 Allstar Systems, Inc. 401(k) Plan.                                        Exhibit 10.10 to Form
                                                                                S-1 filed Aug. 8, 1996
10.11 Allstar Systems, Inc. 2000 Incentive Stock Plan.                          DEF 14A Filed
                                                                                Mar 14, 2000
10.12 Allstar Systems, Inc. 1996 Non-Employee Director Stock Option Plan.       Exhibit 10.12 to Form
                                                                                S-1 filed Aug. 8, 1996
10.14 Resale Agreement dated December 14, 1995, by and between Ingram           Exhibit 10.14 to Form
      Micro Inc. and Allstar Systems, Inc.                                      S-1 filed Aug. 8, 1996
10.15 Volume Purchase Agreement dated October 31, 1995, by and between          Exhibit 10.15 to Form
      Tech Data Corporation and Allstar Systems, Inc.                           S-1 filed Aug. 8, 1996
10.16 Intelligent Electronics Reseller Agreement by and between Intelligent     Exhibit 10.16 to Form
      Electronics, Inc. and Allstar Systems, Inc.                               S-1 filed Aug. 8, 1996
10.18 IBM Business Partner Agreement by and between IBM                         Exhibit 10.18 to Form
      and Allstar Systems, Inc.                                                 S-1 filed Aug. 8, 1996
10.19 Confirmation of Allstar Systems, Inc.'s status as a Compaq authorized     Exhibit 10.19 to Form
      reseller dated August 6, 1996.                                            S-1 filed Aug. 8, 1996
10.20 Hewlett-Packard U.S. Agreement for Authorized Second Tier Resellers       Exhibit 10.20 to Form
      by and between Hewlett-Packard Company and Allstar Systems, Inc.          S-1 filed Aug. 8, 1996
10.21 Associate Agreement by and between NEC America, Inc. and                  Exhibit 10.21 to Form
      Allstar Systems, Inc.                                                     S-1 filed Aug. 8, 1996
10.23 Dealer Agreement dated March 1, 1995, by and between Applied Voice        Exhibit 10.23 to Form
      Technology and Allstar Systems, Inc.                                      S-1 filed Aug. 8, 1996
10.24 Industrial Lease Agreement dated March 9, 1996, by and between            Exhibit 10.24 to Form
      H-5 J.E.T. Ltd. as lessor and Allstar Systems, Inc. as lessee.            S-1 filed Aug. 8, 1996
10.26 Agreement for Wholesale Financing, Business Financing Agreement           Form 10-K filed Mar.
      and related agreements and correspondence by and between DFS Financial    31, 1998
      Services and Allstar Systems, Inc., dated February 27, 1998
10.29 Lease Agreement dated March 4, 1998 by and between The Rugby              Form 10-K filed April
      Group, Inc., and Allstar Systems, Inc.                                    12, 1999
10.32 Lease Agreement by and between Allstar Equities, Inc. and I-Sector        Form 10-K filed March
      Corporation dated February 1, 2002                                        28, 2002

10.33 Asset Purchase Agreement Between Amherst Computer Products                Exhibit 2.1 to Form
      Southwest, L.P., Amherst Technologies, L.L.C. and Allstar                 8-K filed March 22,
      Systems, Inc. dated March 16, 2000                                        2000
10.35 Promissory Note between James H. Long and Allstar Systems, Inc.           Form 10-K filed March
      dated December 1, 1999                                                    28, 2000
10.36 Asset Purchase Agreement By and Between Internetworking                   Form 10-K filed Mar
      Sciences Corporation and Internetwork Experts, Inc.                       24, 2001
      dated October 27, 2000
10.37 Lease Agreement By and Between Whitehall-Midway Park                      Form 10-K filed Mar
      North, Ltd. and Allstar systems, Inc. dated July 31, 2000                 24, 2001
10.38 Dealer Loan and Security Agreement between Textron Financial              Form 10-K filed Mar
      Corporation and I-Sector Corporation                                      31, 2003
21.1  List of Subsidiaries of the Company.                                      Form 10-K filed Mar.
                                                                                31, 2003
23.1  Independent Auditors' Consent of Deloitte & Touche LLP.                  Form 10-K filed Mar.
                                                                                31, 2003
99.1  Schedule II Valuation and Qualifying Accounts                             Form 10-K filed Mar.
                                                                                31, 2003

     (b) No Form 8-K has been filed in the last quarter of the fiscal year covered by this report.

     (c)  Audit Committee Financial Expert:

          I-Sector does meet the requirement to have at least one independent audit committee financial expert serving on its audit committee, Mr. Kevin M. Klausmeyer, the Chairperson of the Audit Committee. Mr. Klausmeyer possesses the understanding of generally accepted accounting principles and financial statements, the ability to assess the general application of such principles, an understanding of internal controls and procedures, an understanding of audit committee functions and experience as a principal financial officer and public accountant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, March 21, 2003.

                                       I-Sector Corporation.
                                             (Registrant)


                            By:           /s/ James H. Long
                               -----------------------------------------------
                                    James H Long, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                            Capacity

         /s/ James H. Long              Chief Executive Officer, President and
------------------------------------    Chairman of the Board and Chief
                                        Financial Officer


         /s/ Patricia L. Winstead       Vice President and Controller,
------------------------------------    Chief Accounting Officer and Secretary



         /s/ Donald R. Chadwick         Director
------------------------------------


         /s/ Kevin M. Klausmeyer        Director
------------------------------------


         /s/ John B. Cartwright         Director
------------------------------------

CERTIFICATIONS

I, James H. Long, Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board, certify that:

1.   I have reviewed this annual report on Form 10-K of I-Sector Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls an procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for I-Sector Corporation ("I-Sector") and I have:

     a. designed such disclosure controls and procedures to ensure that material information relating to I-Sector, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared.

     b. evaluated the effectiveness of I-Sector's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

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

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated:  March 21, 2003      /s/ James H. Long
                                     ---------------------------------------
                                     James H. Long, Chief Executive Officer,
                                     Chief Financial Officer,
                                     President and Chairman of the Board

Exhibit 99.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of I-Sector Corporation (the "Company") on Form 10-K for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James
H. Long, Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and 2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                   I-Sector Corporation.
March 21, 2003                     By:      /s/ JAMES H. LONG
                                            -----------------
Date                               James H. Long, Chief Executive Officer,
                                   Chief Financial Officer,
                                   President and Chairman of the Board

EXIBIT 23.1
INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in Registration Statements No.'s 333-41001 and 333-60320 of I-Sector Corporation and subsidiaries, formerly Allstar Systems, Inc., ("I-Sector") each on Form S-8 of our report dated March 21, 2003, appearing in this Annual Report on Form 10-K of I-Sector for the year ended December 31, 2002.


/s/Deloitte & Touche, LLP
Houston, Texas
March 28, 2003

Exhibit 99
VALUATION AND QUALIFYING ACCOUNTS

FINANCIAL STATEMENT SCHEDULE II
I-SECTOR CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
AS OF DECEMBER 31, 2002
(In Thousands)


                       Balance at   Charges to   Charge to
                       Beginning    Costs and       Other    Other   Balance at
     Description        of Year     Expenses     Accounts   Changes  End of Year

Accumulated provision deducted from related assets on balance sheet:
     Allowance for doubtful accounts receivable:
          2000              228                     (83)     (2,226)        740
          2001              740        1,019         33        (539)      1,253
          2002            1,253          910                 (1,235)        928

     Allowance for doubtful notes receivable:
          2000
          2001
          2002                           338                                338

     Inventory Reserves:
          2000                1          673                   (279)        395
          2001              395                                (251)        144
          2002              144                                (144)