Form 10-Q
period 2003-03-31
I SECTOR CORP
filed 2003-05-15
CIK 1020017

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2003
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

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

Title                                           Outstanding

Common Stock, $.01 par value per share          As of May 14, 2003
                                                3,630,325 shares outstanding

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and par value amounts)

                                                      March 31,     December 31,
                                                      2003              2002
                                                      ----              ----
                                                           (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                       $    1,989    $     3,491
     Accounts receivable, net                             6,027          6,525
     Accounts receivable - affiliates                        77             99
     Accounts receivable - other                             32             57
     Notes receivable                                       629            898
     Inventory                                              868            781
     Cost and estimated earnings in
       excess of billings                                   908            709
     Income taxes receivable                                488            488
     Other current assets                                   501            356
                                                      ---------     ----------
         Total current assets                            11,519         13,404
Property and equipment, net                               1,173          1,115
Intangible assets                                         1,114          1,162
Other assets                                                 43             70
                                                      ---------     ----------
Total                                                $   13,849    $    15,751
                                                      =========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long term debt               $      108    $       157
     Accounts payable                                     4,064          4,844
     Billings in excess of cost and
       estimated earnings                                   269             75
     Accrued expenses                                     1,929          1,803
     Net liabilities related to
       discontinued operations                              646            904
     Deferred service revenue                                55             81
                                                      ---------     ----------
         Total current liabilities                        7,071          7,864
Long term debt                                              228            247

Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value,
       5,000,000 shares authorized,
       no shares issued
     Common stock:
         $.01 par value, 15,000,000
         shares authorized,
         4,442,525 and 4,441,325 shares
         issued at March 31, 2003 and
         December 31, 2002                                   44             44
     Additional paid in capital                          10,380         10,379
     Treasury stock (811,800 shares, at cost)
         at March 31, 2003 and December 31, 2002         (1,373)        (1,373)
     Retained earnings                                   (2,501)        (1,410)
                                                      ---------     ----------
         Total stockholders' equity                       6,550          7,640
                                                      ---------     ----------
Total                                                $   13,849    $    15,751
                                                      =========     ==========

                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                   (Unaudited)



                                               Three Months Ended March 31,

                                                    2003                2002
                                                    ----                ----


Total revenue                                  $    10,080        $     9,208
Cost of sales and services                           7,805              6,974
                                                ----------         ----------
Gross profit                                         2,275              2,234
Selling, general and administrative expenses         3,376              2,622
                                                ----------         ----------
Operating loss                                      (1,101)              (388)
Interest and other income                               10                  5
                                                ----------         ----------
Loss from continuing operations before
     benefit for income taxes                       (1,091)              (383)
Benefit for income taxes                                               (1,182)
                                                ----------         -----------
Net income (loss) from continuing operations        (1,091)               799
Discontinued Operations:
     Loss on disposal, net of taxes                                         6
                                                ----------         ----------
Net loss                                       $    (1,091)       $       805
                                                ==========         ==========


Net income (loss) per share:
Basic:
         Net loss from continuing operations   $    (0.30)        $      0.21
         Loss on disposal, net of taxes              0.00                0.00
                                                ----------         ----------
              Net loss per share               $    (0.30)        $      0.21
                                                =========          ==========

Diluted:
         Net loss from continuing operations   $    (0.30)        $      0.21
         Loss on disposal, net of taxes              0.00                0.00
                                                ----------         ----------
              Net loss per share               $    (0.30)        $      0.21
                                                =========          ==========

Weighted average shares outstanding:
         Basic                                   3,630,285          3,849,525
                                                ==========         ==========
         Diluted                                 3,630,285          3,849,525
                                                ==========         ==========

                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                         2003           2002
                                                         ----           ----

Net income (loss)                                   $    (1,091)    $       805
Adjustments to reconcile net income
     (loss) to net cash
     provided by (used in) operating activities:
     Gain on disposal of discontinued operations                             (6)
     Depreciation and amortization                          165             139
     Loss on retirement of assets                             4               8
     Current tax benefit
Changes in assets and liabilities that provided (used) cash:
     Accounts receivable, net                               498          (1,536)
     Accounts receivable - affiliates                        22             (29)
     Accounts receivable - other                             25
     Inventory                                              (87)            (96)
     Income tax receivable                                               (1,179)
     Notes receivable                                       290              13
     Other current assets                                  (145)            (67)
     Cost and estimated earnings in excess of
     billings                                              (199)           (427)
     Other assets
     Accounts payable                                      (780)            900
     Accrued expenses                                       126              13
     Billings in excess of cost and estimated
     earnings                                               194              (4)
     Deferred service revenue                               (26)            (30)
                                                     ----------      ----------

Net cash used in continuing operating activities         (1,004)         (1,496)
Net operating activities from discontinued
    activities                                             (258)           (128)
                                                     ----------      ----------
     Net cash used in operating activities               (1,262)         (1,624)

Cash flows from investing activities:
     Capital expenditures                                  (173)            (42)
                                                     ----------      -----------

     Net cash used in investing activities:                (173)            (42)
                                                     -----------     -----------

Cash flows from financing activities:
     Exercise of stock options                                1
     Payments on long-term debt                             (68)            (32)
                                                     ----------      -----------

     Net cash used in financing activities:                 (67)            (32)
                                                     ----------      ----------

Net decrease in cash and cash equivalents                (1,502)         (1,698)
Cash and cash equivalents at beginning of period          3,491           3,434
                                                     ----------      ----------
Cash and cash equivalents at end of period          $     1,989     $     1,736
                                                     ==========      ==========
Supplemental disclosures of cash flow information:
     Cash paid for interest                         $         0     $         0
                                                     ==========      ==========
     Cash paid for taxes                            $         0     $         0
                                                     ==========      ==========

                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (In thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         I-Sector Corporation and subsidiaries ("I-Sector") is engaged in the business of providing computer services and of selling associated hardware and telephony software products. I-Sector's operations are conducted through three segments:

o Valerent, Inc. ("Valerent"), a wholly owned subsidiary, provides information technology solutions that both lowers its client's expense by utilizing centralized, remote enabled computing management tools which predict, announce and manage service interruptions. Additionally Valerent provides customers with traditional computer services such as on-site and carry-in computer repair, application support, operating system and network migration services, turnkey outsourced IT helpdesk solutions, technical staff augmentation for IT helpdesk operations and helpdesk solutions consulting services.
o Internetwork Experts, Inc. ("INX"), a wholly-owned subsidiary, is a network professional services and integration organization with areas of practice that include large-scale enterprise network engineering consulting, network security, network management, wireless networking, and IP Telephony.
o Stratasoft, Inc. ("Stratasoft"), a wholly-owned subsidiary, creates and markets software related to the integration of computer and telephone technologies.

         A substantial portion of I-Sector's sales and services are authorized under arrangements with product manufacturers. I-Sector's operations are dependent upon maintaining its approved status with such manufacturers. Should I-Sector's approved status lapse, revenues and gross profit could be adversely affected.

         The condensed consolidated financial statements presented herein as of and for the three months ended March 31, 2003 and 2002 are unaudited; however, all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal, recurring nature. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet at December 31, 2002 is derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Although management believes the disclosures are adequate, certain information and disclosure normally included in the notes to the financial statements has been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission.

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

         The following reflects the amounts relating to uncompleted contracts at March 31, 2003 and December 31, 2002:

     Costs incurred on uncompleted contracts                $     659  $     429
     Estimated earnings                                         1,996      1,478
                                                            ---------  ---------

                                                                2,655      1,907
     Less: Billings to date                                     2,016      1,273
                                                            ---------  ---------

     Cost and estimated earnings in excess of billings      $     908  $     709
                                                             ========   ========
     Billings in excess of cost and estimated earnings      $     269  $      75
                                                             ========   ========

         The three months ended March 31, 2003 and 2002 include in service revenue $35 and $0, respectively of net revenues representing $423 and $0 of customer billings.

         During 2002 and 2003 I-Sector has recognized revenues on the percentage-of-completion basis for several projects associated with one reseller in South Asia. I-Sector has risk to the extent that this group of customers have not paid or issued contractual letters of credit up to the level of cost and earnings recognized and inherent risks related to the frequent estimates and management judgment associated with the percentage-of-completion method of accounting.

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

         Warranty Reserve - I-Sector records a warranty reserve related to certain software products sold by its Stratasoft subsidiary. That reserve is classified in accrued expenses and is amortized over the life of the warranty, which is generally twelve months, against actual warranty expenditures. The following table depicts the composition of the warranty reserve at March 31, 2003 and December 31, 2002:

                                                  March 31,         December
                                                      2003           2002
                                                  ---------        ----------
    Balance, beginning of year                $         305     $       263
    Additions to reserve                                100             373
    Amortization of reserve                            (85)             (331)
                                              -------------          -------

    Balance, end of period                    $         320     $       305
                                               ============        ========

         Employee Stock Based Compensation - The Company has elected to account for its stock-based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Bulletin ("APB") Number 25 "Accounting for Stock Issued to Employees" (See note 9). Under this method no compensation expense is recognized when the number of shares granted is known and the exercise price of the stock option is equal to or greater than the market price of the Company's common stock on the grant date. The Company has no stock based compensation associated with stock options in its consolidated statement of operations.

         Fair Value of Financial Instruments - I-Sector's financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable for which the carrying values approximate fair values given the short-term maturity of the instruments. The carrying value of the Company's debt instruments approximate their fair value based on estimates of rates offered to the Company for instruments with the same maturity dates and security structures.

         Accounting Pronouncements -

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4,44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, amends SFAS No. 4 and SFAS No. 64, to require that gains and losses from the extinguishments of debt generally be classified within continuing operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and early application is encouraged. The Company adopted SFAS No. 145 on January 1, 2003. The adoption of this statement had no impact on the financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force (EITF" Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". This standard requires companies to recognized costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of this statement had no impact on the financial statements.

         In February 2003, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation: A Comparison of FASB Statement No. 123, Accounting for Stock-Based Compensation and Its Related Interpretations, and IASB Proposed IFRS, Share-based Payments." SFAS No. 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based compensation. The statement also amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The Company has chosen not to voluntarily change to the fair value based methods of accounting for stock-based employee compensation but has adopted the disclosure rules of SFAS 148.

2. DISCONTINUED OPERATIONS

         On November 6, 2001, I-Sector approved a plan to sell or close its IT Staffing business. A sale was finalized on December 31, 2001. Under the terms of the sale I-Sector received a note receivable for $52. The note receivable bears interest at 5% per annum and is collectible in installments based on the total monthly revenue of the buyer over 24 months beginning in March, 2002. Previously, on March 16, 2000, I-Sector entered into an agreement to sell certain assets of and the ongoing operations of its Computer Products Division. The sale transaction closed on May 19, 2000 after shareholder and other required consents were obtained. Additionally on November 2, 1999, I-Sector approved a plan to sell or close its Telecom Division and that business was sold on March 16, 2000.

         During the quarter ended March 31, 2003, I-Sector recognized a net gain
(loss) on disposal of these three businesses as follows:

                                                            2003         2002
         IT Staffing, Inc. (net of tax benefit of $0)       $  0         $  7
         Computer Products Division (net of taxes of $3)      (5)          (4)
         Telecom Division (net of tax of $2)                   5            3
                                                             ---          ---

         Net loss on disposal                               $ (0)        $  6
                                                             ===          ===

         The balance sheet caption "Net Liabilities related to discontinued operations" contains $646 and $904 at March 31, 2003 and December 31, 2002, respectively, of estimated future expenses related to the winding up of the IT Staffing business, the Telecom Division and the Computer Products Division, and includes amounts related to settlement of pending litigation and to Telecom warranties.

3. SEGMENT INFORMATION

         I-Sector has four reportable segments: Valerent, INX, Stratasoft and Corporate. Corporate is not an operating segment. The accounting policies of the business segments are the same as those for I-Sector. I-Sector evaluates performance of each segment based on operating income. Management views accounts receivable and inventory and not total assets in their decision-making. Inter-segment sales and transfers are not significant and are shown in the Elimination column in the following table. The tables below show the results of the four reportable segments:

For the quarter ended March 31, 2003:

                                               Valerent    INX      Stratasoft  Corporate Elimination Consolidated


Total  revenue                               $  1,005   $  7,138    $   2,069    $         $   (132)   $10,080
Cost of sales and services                        776      6,360          801                  (132)     7,805
                                               ------      -----       ------     ------     -------    -------
Gross profit                                      229        778        1,268                     0      2,275
Selling, general and
     administrative expenses                      560        945        1,596        275          0      3,376
                                               ------     ------       ------     ------     -------    -------
Operating loss                               $   (331)  $   (167)   $    (328)  $   (275)  $      0     (1,101)
                                              =======    ========      ======    =======    =======
Interest and other income                                                                                   10
                                                                                                       -------
Loss before benefit for income tax                                                                      (1,091)
Benefit for income tax
                                                                                                       -------
Net loss from continuing operations                                                                     (1,091)
Net loss on disposal, net of taxes
                                                                                                       -------
Net loss                                                                                              $ (1,091)
                                                                                                       =======

Accounts receivable, net                     $    509   $   4,175   $   1,166   $     77   $      0   $  5,927
                                              =======    ========       =====    =======    =======
Accounts receivable retained from
     discontinued operations, net                                                                          100
                                                                                                       -------
Total accounts receivable, net                                                                        $  6,027
                                                                                                       =======

Inventory                                    $     35   $     347     $  486    $      0   $      0   $    868
                                              =======     =======      =====     =======    =======    =======


For the quarter ended March 31, 2002:

                                             Valerent      INX      Stratasoft  Corporate Elimination Consolidated

Total revenue                                $  1,465   $   5,713     $ 2,171   $          $   (141)  $  9,208
Cost of sales and services                      1,150       5,128         837                  (141)     6,974
                                               ------      ------      ------     ------    --------   -------
Gross profit (loss)                               315         585       1,334                            2,234
Selling, general and
     administrative expenses                      653         789       1,011        169                 2,622
                                             --------      ------     ------      ------     -------   -------
Operating (loss) income                      $   (338)  $    (204)    $   323   $   (169)  $              (388)
                                              =======    ========      ======    =======    ========
Interest and other income                                                                                    5
                                                                                                       -------
Loss before provision for income tax                                                                      (383)
Benefit for income tax                                                                                  (1,182)
                                                                                                       -------
Net income from continuing operations                                                                      799
Net gain on disposal, net of taxes                                                                           6
                                                                                                      --------
Net income                                                                                            $    805
                                                                                                        ======

International sales accounted for $356 or 3.7% and $742 or 8.1% of consolidated revenues and 21.8% and 34.2% of the Stratasoft segment revenues in the three months ended March 31, 2003 and 2002, respectively. International sales are derived from Southern Asia, Africa, United Kingdom and Canada.

The following table represents the reconciliation of products and services included in total revenues:

                     Reconciliation of Products and Services

                                              Three Months Ended March 31,
                                                2003                 2002
                                                 ----                ----

   Product revenue                           $ 8,647             $  7,639
  Service revenues                              1,433               1,569
                                               ------             -------

    Total revenues                           $ 10,080            $  9,208
                                              =======             =======


Cost of product sold                         $ 6,300             $  5,366
Cost of services sold                          1,505                1,608
                                               -----              -------

Total cost of sales                          $ 7,805             $  6,974
                                              ======              =======


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

         The potentially dilutive options of 159,794 for the three months ended March 31, 2003 were not used in the calculation of diluted earnings since the effect of potentially dilutive securities in computing a loss per share is antidilutive. There were no potentially dilutive options for the three months ended March 31, 2002 because the market price was below the exercise price of all options outstanding.

         There were warrants to purchase 176,750 shares of common stock for the three months ended March 31, 2002 which were not included in computing diluted earnings per share because the inclusion would have been antidilutive. During the three months ended June 30, 2002 such warrants expired and the carrying value of the warrants was recognized as additional paid in capital.

         The potentially dilutive options of the Company's wholly-owned subsidiary, Internetwork Experts, Inc., (see Note 9) of 5,277,761 were not used in the calculation of diluted earnings attributable to the Company for the three months ended March 31, 2003. These potentially dilutive options were not used in the calculation of diluted earnings for the three months ended March 31, 2003, since the effect would have been antidilutive.

5. CURRENT DEBT OBLIGATIONS

         On September 27, 2001, Stratasoft, a subsidiary of I-Sector, signed a note payable to a third party for $725, payable in monthly installments through February 2007. The note does not bear interest and I-Sector has imputed interest at 5.5% to record the debt and related patent asset and has recorded interest of $5 and $8 in the three months months ended March 31, 2003 and 2002, respectively. This note is collateralized by Stratasoft's patent assets and Stratasoft has granted a security interest to its pending patent application and the next two patent applications filed by Stratasoft. In connection with this note payable, I-Sector has reported short-term debt maturing within one year of $95 and $144 and long-term debt of $220 and $236 at March 31, 2003 and December 31, 2002, respectively.

         In October 2001, I-Sector signed a non-interest bearing note payable for $39 payable in monthly installments through October 2004. In connection with this note payable, I-Sector has reported short-term debt maturing within one year of $13 and $13 and long-term debt of $8 and $11 at March 31, 2003 and December 31, 2002, respectively.

         On January 31, 2002 I-Sector entered into a credit agreement with Textron Financial Corporation ("Textron") for a revolving line of credit (the "Textron Facility"). The initial total credit available under the Textron facility was $2,500 subject to borrowing base limitations that are generally computed as 80% of eligible accounts receivable, and 90% of identifiable inventory purchased under this agreement and 40% of all other inventory. In December 2002, Textron increased the credit line on a temporary basis to $5,500 and in April 2003 Textron increased the total credit available temporarily under the Textron facility to $7,500. In connection with the increase in the credit line, a modification was made to the borrowing base limitations that restricted the eligibility of accounts receivable for collateralization by disallowing as eligible any customer's receivables in their entirety that have balances over 90 days old and that exceed 25% of their total balance. I-Sector may use up to $500 of the line for working capital advances under approved conditions. Borrowings accrue interest at the prime rate plus 2.5% on outstanding balances that extend beyond the vendor approved free interest period and on working capital advances from date of advance. This agreement is collateralized by substantially all of I-Sector's assets except its patent assets. The agreement contains restrictive covenants, which require us to maintain minimum tangible capital funds and a minimum debt to tangible capital funds ratio. At March 31, 2003 I-Sector was not in compliance with all of the loan covenants, however the Company subsequently received a waiver on such non-compliance for that date. I-Sector believes it will be able to comply with these covenants in future reporting periods. In the event I-Sector does not maintain compliance, it would be required to seek waivers from Textron for those events, which, if not obtained, could accelerate repayment and require I-Sector to seek additional sources of finance. At March 31, 2002, I-Sector had $3,100 outstanding on inventory floor plan finance borrowings, $0 outstanding on working capital advances and had total credit availability of $2,400.


6.       LITIGATION

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

         I-Sector had filed a claim to collect on a note receivable from E Z Talk Communications ("E Z Talk") and had recently entered into arbitration discussions with E Z Talk. In July, 2002 E Z Talk filed a lawsuit to set aside the arbitration and claiming damages of $250. I-Sector and E Z Talk signed a Mutual release, Compromise and Settlement Agreement on April 15, 2003.

         The Equal Opportunity Commission ("EEOC") file a Charge of Discrimination against Stratasoft on behalf of Jennifer R. Bond on August 1, 2002 in the EEOC Minneapolis, Minnesota office. We believe that the charge is without merit and intend to vigorously contest the charge.

         I-Sector is also party to other litigation and claims which management believes are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty, I-Sector believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

7. INCOME TAX BENEFIT

         On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002. The new law provides for the carryback of net operating losses for any taxable year ending during 2001 and 2002 to each of the 5 tax years preceding the loss year. Previously, a net operating loss was only eligible to be carried back to the 2 years preceding the year of loss. As a result of the change in the carryback period, I-Sector recognized a tax benefit of $1,189 in the three months ended March 31, 2002. On July 26, 2002 the Company received $1,123 in tax refunds.

8. RELATED PARTY TRANSACTIONS

         I-Sector has from time to time made payments on behalf of Allstar Equities, Inc., a Texas corporation ("Equities"), which is wholly-owned by its President and Chief Executive Officer, on his behalf personally, for taxes, property and equipment. Effective on December 1, 1999 a note payable by Equities was signed for $336 for 60 monthly installments of $7. The note bears interest at 9% per year. At March 31, 2003 and December 31, 2002, the Company's receivables from Equities amounted to approximately $67 and $87, respectively. Additionally, from time to time the Company has made payments to unrelated parties, primarily for use of a credit card, for transactions that either wholly or partially benefit the Company's President and Chief Executive Officer and which therefore are accounted for as indebtedness from him to the Company and on which he paid interest of 6% per annum on the average outstanding balance. During August 2002, in order to be in complete compliance with the Sarbanes-Oxley Act of 2002, the Company made a demand for repayment of the outstanding balance at that time of $94 related to the President and CEO's personal credit card usage. The President and CEO paid the entire balance in December 2002 and there is no balance due at March 31, 2003 or at December 31, 2002.

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

         From time to time I-Sector makes short-term loans and travel advances to its employees. The balance of approximately $10 and $12 relating to these loans and advances is included in the Company's balance sheet and reported as part of Accounts receivable - affiliates at March 31, 2003 and December 31, 2002, respectively.

9. STOCK OPTION PLANS

         The Company has three stock-based option plans, the 1996 Incentive Stock Plan, the 1996 Non-Employee Director Stock Option Plan and the 2000 Stock Incentive Plan. Under the 2000 Incentive Plan, all of I-Sector employees, including officers, consultants and non-employee directors are eligible to participate. Additionally, each of I-Sector's subsidiaries have incentive stock option plans. I-Sector and its subsidiaries apply the intrinsic method proscribed by APB No. 25 for stock options issued to employees and directors and the fair value method as proscribed by SFAS No. 123, as interpreted and amended, for stock issued to employees. If compensation cost for all option issuances had been determined consistent with the fair value method, I-Sector's net loss and net loss per share would have increased to the pro-forma amounts indicated below for the quarters ended March 31, 2003 and 2002, respectively.


                                                                 2003     2002

Net (loss) income as reported                                  $(1,091)  $  805
Deduct: Total stock-based employee compensation
     determined under fair value based method for
     all awards, net of related tax effects                         10        9
                                                                ------     ----

Proforma net (loss) income                                     $(1,101)  $  796
                                                                ======    =====

Earnings per share:
     Basic - as reported                                       $ (0.30)  $ 0.21
     Basic - proforma                                          $ (0.30)  $ 0.21

     Diluted - as reported                                     $ (0.30)  $ 0.21
     Diluted - proforma                                        $ (0.30)  $ 0.21

         Each of the subsidiaries with options outstanding incurred net losses for each of the periods presented. As a result I-Sector's share of subsidiary net loss does not change for purposes of this computation.

         Each of I-Sector's subsidiaries has a stock incentive plan in place and has reserved for issuance a combined 9,000,000 shares of common stock in the respective subsidiaries. The subsidiary plans have not been presented to the shareholders of I-Sector for approval. One of the subsidiaries has granted to certain employees and to management of such subsidiary an incentive award. Under its plan such options vest ratably over three to five years. The quantity of incentive options granted to management personnel in 2002 are determined based on the percentage of predetermined financial goals that they attain. Any of the 2002 options granted to the management personnel that become eligible for vesting, but do not vest due to financial performance as compared to predefined goals, are forfeited and will no longer be eligible for vesting. Any unvested stock options vest immediately upon the occurrence of a liquidity event for that subsidiary. The options expire ten years after the grant date if they are not exercised. All of the options, with exception of the 2002 grant to management personnel, cannot be exercised unless there is a liquidity event during the ten year option term. The 2002 grant to management personnel may be exercised if there is no liquidity event within 30 days prior to the expiration of the ten year term. The stock option grants are subject to dilution when I-Sector purchases additional shares of the subsidiary stock in order to keep the subsidiary sufficiently capitalized. At March 31, 2003 and December 31, 2002, respectively, options for 5,277,761 and 5,459,500 shares of stock were granted (with 1,298,594 and 519,151 vested at March 31, 2003 and December 31, 2002, respectively) by that subsidiary and were outstanding with an average fair value of $ 0.17 and $0.15 at March 31, 2003 and December 31, 2002. These subsidiaries determine fair market value at the date of issuance using a market valuation approach based upon a discounted cash flows methodology. At March 31, 2003 there are 3,722,239 options in the subsidiary's plan available to be issued.

10. SUBSEQUENT EVENT

         On April 4, 2003 I-Sector's subsidiary, INX, signed an Asset Purchase Agreement with one of its competitors, Digital Precision, Inc. Under the terms of the purchase, INX acquired fixed assets, inventory, intellectual property, customer lists, trademarks, tradenames and service marks, contract rights and other intangibles of the seller, as well as assumed certain operating leases of equipment and office space. The purchase price was $540 in cash and the right to receive up to 1,800,000 shares of INX's common stock, contingent upon the retention of certain key employees. In connection with the purchase, INX offered employment to key employees of the seller.

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

Overview

         Our revenue is derived from three segments. Valerent, Inc. ("Valerent") provides information technology solutions that both lower the client's expense by utilizing centralized, remote enabled computing management tools which predict, announce and manage service interruptions. Additionally Valerent provides customers with traditional computer services such as on-site and carry-in computer repair, application support, operating system and network migration services, turnkey outsourced IT helpdesk solutions, technical staff augmentation for IT helpdesk operations and helpdesk solutions consulting services. Internetwork Experts, Inc. ("INX") focuses on the design, deployment and support of networking infrastructure. INX provides professional services for customers that have large-scale network infrastructure requirements that are Cisco centric. The areas of practice for INX include network design, implementation, turnkey support, security audits and firewall design, network infrastructure management and network infrastructure consulting services. Stratasoft, Inc. ("Stratasoft") develops and markets proprietary software that integrates business telephone systems and networked computer systems. Stratasoft's basic products are sometimes customized to suit a customer's particular needs and are sometimes bundled with computer hardware supplied by us at the customer's request. Stratasoft products include software for call center management, both in-bound and out-bound, as well as interactive voice response software.

          Valerent and INX market our services to businesses in Texas from locations in the Houston and Dallas-Fort Worth metropolitan areas. Stratasoft markets its products worldwide through a direct sales force and an authorized dealer network. During the three months ended March 31, 2003, Valerent and INX produced 10.0% and 70.8% of total revenues, while Stratasoft produced 20.5% of total revenues. Gross margin varies substantially between each of these business segments.

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

Three Months Ended March 31, 2003 Compared To Three Months Ended March 31, 2002

         The following table sets forth, for the periods indicated, certain financial data derived from our unaudited consolidated statements of operations for the three months ended March 31, 2003 and 2002. The discussion below relates only to our continuing operations, unless otherwise noted.

                                                                    Three months ended March 31,
                                                                2003                                 2002
                                                                ----                                 ----
                                                         Amount          %                  Amount             %
                                                         ------        ------               ------           ------

Revenue
Valerent                                                $  1,005        10.0               $  1,465             15.9
  INX                                                      7,138        70.8                  5,713             62.0
Stratasoft                                                 2,069        20.5                  2,171             23.6
Corporate
Elimination                                                 (132)       (1.3)                  (141)            (1.5)
                                                         -------    ---------               -------          -------
         Total revenue                                    10,080       100.0                  9,208            100.0
Gross profit (loss):
Valerent                                                     229        22.8                    315             21.5
  INX                                                        778        10.9                    585             10.2
Stratasoft                                                 1,268        61.3                  1,334             61.4
Corporate                                                      0         N/A                      0              N/A
Elimination                                                    0         0.0                      0              0.0
                                                         -------    ---------               -------          -------
         Total gross profit                                2,275        22.6                  2,234             24.3
Selling, general and administrative expenses:
Valerent                                                     560        55.7                    653             44.6
  INX                                                        945        13.2                    789             13.8
Stratasoft                                                 1,596        77.1                  1,011             46.6
Corporate                                                    275         N/A                    169              N/A
                                                         -------    ---------               -------          -------
         Total selling, general and administrative
         Expenses                                          3,376        33.5                  2,622             28.5
Operating (loss) income:
Valerent                                                    (331)      (32.9)                  (338)            23.1)
  INX                                                       (167)       (2.3)                  (204)            (3.6)
Stratasoft                                                  (328)      (15.9)                   323             14.9
Corporate                                                   (275)        N/A                   (169)             N/A
                                                         --------   ---------               -------          -------
         Total operating loss                             (1,101)      (10.9)                  (388)            (4.2)
Interest and other income                                     10         0.1                      5              0.0
                                                         --------   ---------              --------          -------
Loss before benefit for income taxes                      (1,091)      (10.8)                  (383)            (4.2)
Benefit for income taxes                                                (0.0)                 1,182             12.8
                                                         --------   ---------              --------          -------
Net (loss) income from continuing operations              (1,091)      (10.8)                   799              8.6
Discontinued operations:
Gain on disposal                                                         0.0                      6              0.1
                                                         --------   ---------               -------          -------
Net (loss) income                                       $ (1,091)      (10.8)              $    805              8.7
                                                         ========   =========               =======          =======


         TOTAL REVENUE. Total revenue, net of intercompany eliminations, increased by $872 (9.5%) to $10,080 in 2003 from $9,208 in 2002.

         Valerent revenue decreased by $460 (31.4%) to $1,005 in 2003 from $1,465 in 2002. As a percentage of total revenue Valerent revenue decreased to 10.4% in 2003 from 15.9% in 2002. The decrease in Valerent revenue was primarily attributable to decreased service revenues of $282 and decreased software product sales of $178 in the quarter ended March 31, 2003. The decrease in revenue is attributable to the loss of revenue from certain customers and a decision to not participate in the National Service Network, a network of information technology organizations that provide service and support for regional and national customers through the certified services professionals employed by its participants.

         INX revenue increased by $1,425 (24.9%) to $7,138 in 2003 from $5,713 in 2001. As a percentage of total revenue, INX revenue increased to 70.8% in 2003 from 62.0% in 2002. Of the increase in revenues, $478 was attributed to the Houston office and $947 was attributed to the Dallas office. The achievement of gold status with Cisco, its primary product line manufacturer, allows INX to purchase directly from Cisco at lower pricing levels and which enhances INX's relationship with Cisco in the areas of lead generation, joint marketing and technical support also contributed to increased sales volume for the overall company.

         Stratasoft revenue decreased by $102 (4.7%) to $2,069 in 2003 from $2,171 in 2002. Stratasoft revenue, as a percentage of total revenue, decreased to 20.5% in 2003 from 23.6% in 2002. Stratasoft's decreased revenues were primarily the result of eight large international projects that were substantially completed during 2002 and as compared to one large international project in 2003. Stratasoft's international sales accounted for 38.1% of Stratasoft's revenues in the quarter ended March 31, 2003 as compared to 34.2% in the same quarter of 2002.

         GROSS PROFIT. Gross profit increased by $41 (1.8%) to $2,275 in 2003 from $2,234 in 2002. Gross margin decreased to 22.6% in 2003 from 24.3% in 2002, primarily because a greater portion of the revenues were contributed by INX, which has lower margins.

         Valerent gross profit decreased by $86 (27.3%) to $229 in 2003 from $315 in 2002. Gross margin for Valerent increased to 22.8% in 2003 from 21.5% in 2002. Valerent cost of service consists primarily of labor cost that has a fixed component. The fixed component of labor causes gross profit and gross margin not to fluctuate directly with the decrease in revenues.

         INX gross profit increased $193 (33.0%) to $778 in 2003 from $585 in 2002. Gross margin for INX increased to 10.9% in 2003 from 10.2% in 2002. INX's product gross profit has increased $126 to $817 in 2003 from $691 in 2002 due to both sales volume increase and by higher gross margin rates (10.9% in 2003 compared to 10.2 % in 2002). INX's gross loss on its service component decreased to $39 in 2003 as compared to $105 in 2002 with gross margin rates of (-8.2%) in 2003 as compared to (-27.9%) in 2002.

         Stratasoft gross profit increased by $66 (4.9%) to $1,268 in 2003 from $1,334 in 2002 as revenue decreased by 4.7%. Gross margin for Stratasoft decreased to 61.3% in 2003 from 61.4% in 2002. Gross margin is impacted by the mix of sales between systems sales, which include a hardware component, as compared to software only sales, which do not have a hardware cost of goods component. Stratasoft's decreased gross margin rate is primarily due to changing the mix of product sales to include a reduced hardware component.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $754 (28.8%) to $3,376 in 2003 from $2,622 in 2002. As a percentage of revenue, these expenses increased by 5.0%, to 33.5% of revenue in 2003 from 28.5% of revenue in 2002. Bad debt expense increased by $432 and legal expense increased by $26 in 2003 as compared to 2002. Overall, compensation was lower by $63 in 2003 as compared to 2002. Travel increased $69 in 2003 as compared to the same period in 2002, primarily in Stratasoft due to international travel. General office expenses increased $74 in 2003 as compared to 2002. Other Corporate overhead increased $216 in 2003 as compared to 2002.

         INTEREST AND OTHER INCOME (NET). Interest income increased by $5 to $10 in 2003 compared to interest income of $5 in 2002, primarily due to interest on notes receivable. Additionally, imputed interest expense of $5 and loss on disposition of assets of $3 were incurred in 2003 as compared to $7 and $1 in 2002.

         DISCONTINUED OPERATIONS. On December 31, 2001 we sold our IT Staffing business. On March 16, 2000 we entered into an agreement to sell certain assets of, and the ongoing operation of, our Computer Products Division. The sale transaction closed on May 19, 2000. During 1999 we discontinued our Telecom Systems business. As a consequence of these events, the operations of these businesses are reported as discontinued operations. For the quarters ended March 31, 2003 and 2002, respectively, the gain on disposal related to these business was $0 and $6, net of taxes of $0 and $3.

         NET (LOSS) INCOME. Net loss on continuing operations in the quarter ended March 31, 2003was $1,091 compared to net income of $805 in the quarter ended March 31, 2002. No tax benefit had been recorded for the loss in the three months ended March 31, 2003 because, due to our recurring losses, a valuation allowance was recorded. A benefit for income taxes of $1,182 was recorded in the quarter ended March 31, 2002 because, due to the Job Creation and Worker Assistance Act of 2002 which provided for the carryback of net operating losses for any taxable year ending during 2001 or 2002 to each of the 5 tax years preceding the loss year, we were able to utilize our net operating loss carryback. Previously, a net operating loss was only eligible to be carried back to the 2 years preceding the year of loss.

Liquidity and Capital Resources

     Our working capital was $4,448 and $5,540 at March 31, 2003 and December 31, 2002, respectively. As of March 31, 2003, we had outstanding inventory floor plan financings of $3,100 and available borrowing base of $2,400 under our Textron Finance Division credit facility. We believe our capital and debt requirements can be met from our existing cash balances, cash generated by our operations through collection of our accounts receivables and borrowings under our credit facilities. However, inasmuch as the cash balances have been reduced, the Company is exploring raising additional funds through the sale of stock.


Cash Flow

         Operating activities used net cash totaling $1,262 during the three months ended March 31, 2003. Operating activities used net cash during the period primarily due to a net loss of $1,091 and a decrease in accounts payable of $780, offset by an decrease in accounts receivable of $498. Additionally, the uses of cash were offset by cash produced from billings in excess of cost and estimated earnings of $194 and an increase in accrued liabilities of $124, and increased by an increase in cost and estimated earnings in excess of billings of $199.

         Investing activities used cash totaling $173 during the three months ended March 31, 2003 and financing activities used cash totaling $67.

Asset Management

         Our cash flow from operations has been affected primarily by the timing of our collection of accounts and notes receivable. We have typically sold our products and services on short-term credit terms and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. We had accounts receivable, net of allowance for doubtful accounts, of $6,027 and $6,525 at March 31, 2003 and December 31, 2002, respectively. At March 31, 2003 and December 31, 2002, Stratasoft had notes receivable of $615 and $877, respectively.

Current Debt Obligations

         On January 31, 2002 we entered into a credit agreement with Textron Financial Corporation ("Textron") for a revolving line of credit (the "Textron Facility"). The total credit available under the Textron facility was $4,000, however In December 2002, Textron increased the credit available on a temporary basis to $5,500 and in April 2003 increased the credit available again on a temporary basis to $7,500. The Textron facility is subject to borrowing base limitations that are generally computed as 80% eligible accounts receivable and 90% of identifiable inventory purchased under this agreement and 40% of all other inventory. In connection with the increase in the credit line, a modification was made to the borrowing base limitations that restricted the eligibility of accounts receivable for collateralization by disallowing as eligible any customer's receivables in their entirety that have balances over 90 days old that exceed 25% of their total balance. We may use up to $500 of the line for working capital advances under approved conditions. Borrowings under the Textron facility accrue interest at the prime rate plus 2.5% on outstanding balances that extend beyond the vendor approved free interest period and on working capital advances from date of advance. Inventory floor plan borrowings are reflected in accounts payable on the accompanying balance sheets. At March 31, 2003, we had $3,100 outstanding on inventory floor plan finance borrowings, $0 outstanding on working capital advances and had total credit availability of $2,400.

         This agreement is collateralized by substantially all of our assets except our patent assets. The agreement contains restrictive covenants, which require us to maintain minimum tangible capital funds of $4,000,000 and a minimum debt to tangible capital funds ratio of 2 to 1. At March 31, 2003 we were not in compliance with all of the loan covenants, however the Company subsequently received a waiver on such non-compliance for that date. We believe we will be able to comply with these covenants in future reporting periods. In the event we do not maintain compliance, we would be required to seek waivers from Textron for those events, which, if not obtained, could accelerate repayment and require us to seek additional sources of finance.

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

         During the quarters ended March 31, 2003 and 2002 our subsidiary, Stratasoft, recognized revenues on the percentage-of-completion basis for several projects associated with one reseller in South Asia. I-Sector has risk to the extent that this group of customers have not paid or issued contractual letters of credit up to the level of cost and earnings recognized. On the projects in South Asia we typically required a cash payment or letter of credit from the customer prior to shipping the product. Additionally, Stratasoft has had revenues derived from Africa, the United Kingdom, and Canada.

         We maintain allowances for doubtful accounts and notes receivable for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         Credit and Collections Policy - Inherent in the Company's revenue recognition policy is the determination of the collectibility of amounts due from its customers, which requires the Company to use estimates and exercise judgment. The Company routinely monitors its customer's payment history and current credit worthiness to determine that collectibility is reasonably assured. This requires the Company to make frequent judgments and estimates in order to determine the appropriate period to recognize a sale to a customer and the amount of valuation allowances required for doubtful accounts. The Company records provisions for doubtful accounts when it becomes evident that the customer will not be able to make the required payments either at contractual due dates or in the future. Changes in the financial condition of the Company's customers, either adverse or positive, could impact the amount and timing of any additional provision for doubtful accounts that may be required.

Related Party Transactions

         We have from time to time made payments on behalf of Allstar Equities, Inc., a Texas corporation ("Equities"), which is wholly-owned by our President and Chief Executive Officer, on his behalf personally, for taxes, property and equipment. Effective on December 1, 1999 a note payable by Equities was signed for $336 for 60 monthly installments of $7. The note bears interest at 9% per year. At March 31, 2003 and December 31, 2002, the Company's receivables from Equities amounted to approximately $67 and $87, respectively. Additionally, from time to time the Company has made payments to unrelated parties, primarily for use of a credit card, for transactions that either wholly or partially benefit our President and Chief Executive Officer and which therefore are accounted for as indebtedness from him to the Company and on which he paid interest of 6% per annum on the average outstanding balance. During August 2002, in order to be in complete compliance with the Sarbanes-Oxley Act of 2002, the Company made a demand for repayment of the outstanding balance at that time of $94 related to the President and CEO's personal credit card usage. The President and CEO paid the entire balance in December 2002 and there is no balance due at March 31, 2003 or at December 31, 2002.

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

         From time to time we make short-term loans and travel advances to our employees. The balance of approximately $10 and $12 relating to these loans and advances is included in the Company's balance sheet and reported as part of Accounts receivable - affiliates at March 31, 2003 and December 31, 2002, respectively.

         Each of our subsidiaries has a stock incentive plan in place. The subsidiary plans have not been presented to the shareholders of I-Sector for approval. One of our subsidiaries has granted to certain employees and to management of such subsidiary an incentive award. Under its plan such options vest ratably over three to five years. The quantity of incentive options granted to management personnel are determined based on the percentage of predetermined financial goals that they attain. Any unvested stock options vest immediately upon the occurrence of a liquidity event for that subsidiary. The options expire ten years after the grant date if they are not exercised. The stock option grants are subject to dilution when I-Sector purchases additional shares of the subsidiary stock in order to keep the subsidiary sufficiently capitalized.At, March 31 2003 and December 31, 2002, respectively, options for 5,277,761 and 5,459,500 shares of stock were granted by that subsidiary and were outstanding with an average fair value of $ 0.17 and $0.15 at March 31, 2003 and December 31, 2002. These subsidiaries determine fair market value at the date of issuance using a market valuation approach based upon a discounted cash flows methodology. At March 31, 2003 there are 3,722,239 options in the subsidiary's plan available to be issued.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

         We incur certain market risks related to interest rate variations because we hold floating rate debt. Based upon the average amount of debt outstanding during the three months ended March 31, 2003, a one-percent increase in interest rates paid by us on our floating rate debt would not have resulted in an increase in interest for the period.

         Our business depends upon our ability to obtain an adequate supply of products and parts at competitive prices and on reasonable terms. Our suppliers are not obligated to have product on hand for timely delivery to us nor can they guarantee product availability in sufficient quantities to meet our demands. INX's business is Cisco centric. Any material disruption in our supply of products could have a material adverse effect on our financial condition and results of operations.

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

         We had filed a claim to collect on a note receivable from E Z Talk Communications ("E Z Talk") and had recently entered into arbitration discussions with E Z Talk. In July, 2002 E Z Talk filed a lawsuit to set aside the arbitration and claiming damages of $250. The Company and E Z Talk signed a Mutual release, Compromise and Settlement Agreement on April 15, 2003.

         The Equal Opportunity Commission ("EEOC") file a Charge of Discrimination against Stratasoft on behalf of Jennifer R. Bond on August 1, 2002 in the EEOC Minneapolis, Minnesota office. We believe that the charge is without merit and intend to vigorously contest the charge.

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


                   I-Sector Corporation.

May 14, 2003       By:      /s/ JAMES H. LONG
                            -----------------
Date               James H. Long, Chief Executive Officer,
                   Chief Financial Officer,
                   President and Chairman of the Board

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

Dated:  May  15, 2003           /s/ James H. Long
                                ------------------------------------------------
                                James H. Long, Chief Executive Officer,
                                Chief Financial Officer,
                                President and Chairman of the Board

Exhibit 99.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of I-Sector Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James H. Long, Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                              I-Sector Corporation.

May 14, 2003                    By:      /s/ JAMES H. LONG
                                -----------------
Date                            James H. Long, Chief Executive Officer,
                                Chief Financial Officer,
                                President and Chairman of the Board