Form 10-Q
period 2003-06-30
I SECTOR CORP
filed 2003-08-19
CIK 1020017

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                            Outstanding

Common Stock, $.01 par value per share           As of August 19, 2003
                                                 3,640,925 shares outstanding

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                              I-SECTOR CORPORATION
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003

                          Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements - I-Sector Corporation (Unaudited):

         Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002

         Condensed Consolidated Statements of Income for the three months ended June 30, 2003 and 2002

         Condensed Consolidated Statements of Income for the six months ended June 30, 2003 and 2002

         Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002

         Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures


                           Part II. Other Information

Item 1.  Legal Proceedings

Item 2.  Other Information

Item 6.  Exhibits

         Exhibit 31 Certification

         Exhibit 32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Signatures

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and par value amounts)


                                                                     June 30,        December 31,
                                                                       2003             2002
                                                                   -------------    -------------
                                                                    (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                     $       1,766    $       3,491
     Accounts receivable-trade, net of allowance of
          $2,289 and $2,153                                                8,324            6,525
     Accounts receivable - affiliates                                         46               99
     Accounts receivable - other                                              53               57
     Notes receivable                                                        765              898
     Inventory                                                             1,911              781
     Cost and estimated earnings in excess of billings                       900              709
     Income taxes receivable                                                 561              488
     Other current assets                                                    421              356
                                                                   -------------    -------------
         Total current assets                                             14,747           13,404
Property and equipment, net                                                1,170            1,115
Patent licenses, net of amortization of $207 and $148                        889            1,008
Other intangible assets, net of amortization of $495 and $356                558              154
Other assets                                                                 226               70
                                                                   -------------    -------------
Total                                                              $      17,590    $      15,751
                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long term debt                             $          76    $         157
     Accounts payable                                                      8,234            4,844
     Billings in excess of cost and estimated earnings                       273               75
     Accrued expenses                                                      1,961            1,803
     Net liabilities related to discontinued operations                      625              904
     Deferred service revenue                                                196               81
                                                                   -------------    -------------
         Total current liabilities                                        11,365            7,864
Long term debt, net of current maturities                                    224              247

Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares
         authorized, no shares issued
     Common stock, $.01 par value, 15,000,000 shares authorized,
         4,442,525 and 4,441,325 shares issued at
         June 30, 2003 and December 31, 2002                                  45               44
     Additional paid-in capital                                           10,392           10,379
     Deferred compensation                                                    78
     Treasury stock,  811,800 shares, at cost                             (1,373)          (1,373)
     Retained deficit                                                     (3,141)          (1,410)
                                                                   -------------    -------------
         Total stockholders' equity                                        6,001            7,640
                                                                   -------------    -------------
Total                                                              $      17,590    $      15,751
                                                                   =============    =============


  The accompanying notes are an integral part of these condensed consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                   (Unaudited)



                                                                  Three Months Ended June 30,
                                                                 ------------------------------
                                                                      2003             2002
                                                                 -------------    -------------
Revenues:
     Product                                                     $      12,703    $       7,388
     Services                                                            1,656            1,215
     Custom projects                                                     1,511            1,657
                                                                 -------------    -------------
     Total revenues                                                     15,870           10,260
Cost of sales and services                                              13,141            8,553
                                                                 -------------    -------------
     Gross profit                                                        2,729            1,707
Selling, general and administrative expenses                             3,562            2,014
                                                                 -------------    -------------
     Operating loss                                                       (833)            (307)
Interest and other income (expense)                                         96               (7)
                                                                 -------------    -------------
     Loss from continuing operations before
     benefit for income taxes                                             (737)            (314)
Benefit for income taxes                                                   (81)              (7)
                                                                 -------------    -------------
     Net loss from continuing operations                                  (656)            (307)
Discontinued Operations:
     Gain on disposal of discontinued operations, net of taxes              16               12
                                                                 -------------    -------------
Net loss                                                         $        (640)   $        (295)
                                                                 =============    =============

Net loss per share:
     Basic and Diluted:
         Net loss from continuing operations                     $       (0.19)   $       (0.08)
         Gain on disposal of discontinued operations,
          net of taxes                                                    0.01             0.00
                                                                 -------------    -------------
              Net loss per share                                 $       (0.18)   $       (0.08)
                                                                 =============    =============

Weighted average shares outstanding:
         Basic and Diluted                                           3,636,441        3,733,481
                                                                 =============    =============

  The accompanying notes are an integral part of these condensed consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                   (Unaudited)



                                                                   Six Months Ended June 30,
                                                                 ------------------------------
                                                                      2003            2002
                                                                 -------------    -------------
Revenues:
     Products                                                    $      19,427    $      12,955
     Services                                                            2,944            2,685
     Custom projects                                                     3,580            3,828
                                                                 -------------    -------------
     Total revenue                                                      25,951           19,468
Cost of sales and services                                              20,946           15,527
                                                                 -------------    -------------
     Gross profit                                                        5,005            3,941
Selling, general and administrative expenses                             6,939            4,636
                                                                 -------------    -------------
     Operating loss                                                     (1,934)            (695)
Interest and other income (expense)                                        106               (2)
                                                                 -------------    -------------
     Loss from continuing operations before
     benefit for income taxes                                           (1,828)            (697)
Benefit for income taxes                                                   (81)          (1,189)
                                                                 -------------    -------------
     Net (loss) income from continuing operations                       (1,747)             492
Discontinued Operations:
     Gain on disposal of discontinued operations, net of taxes              16               18
                                                                 -------------    -------------
     Net (loss) income                                           $      (1,731)   $         510
                                                                 =============    =============


Net (loss) income per share:
     Basic:
         Net (loss) income from continuing operations            $       (0.48)   $        0.13
         Gain on disposal of discontinued operations,
          net of taxes                                                    0.00             0.00
                                                                 -------------    -------------
              Net loss per share                                 $       (0.48)   $        0.13
                                                                 =============    =============

     Diluted:
         Net (loss) income from continuing operations            $       (0.48)   $        0.13
         Gain on disposal of discontinued operations,
               net of taxes                                               0.00             0.00
                                                                 -------------    -------------
              Net (loss) income per share                        $       (0.48)   $        0.13
                                                                 =============    =============

Weighted average shares outstanding:
         Basic                                                       3,632,978        3,791,182
                                                                 =============    =============
         Diluted                                                     3,632,978        3,794,563
                                                                 =============    =============

  The accompanying notes are an integral part of these condensed consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                           Six Months Ended June 30,
                                                                                        ------------------------------
                                                                                             2003            2002
                                                                                        -------------    -------------
Net (loss) income                                                                       $      (1,731)   $         510
Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities:
     Gain on disposal of discontinued operations                                                  (16)             (18)
     Depreciation and amortization                                                                359              324
     (Gain) loss on retirement of assets                                                          (89)              15
     Bad debt expense (recoveries)                                                                578             (287)
     Current tax benefit on gain on disposal of discontinued operations                            (8)             (10)
Changes in assets and liabilities that provided (used) cash:
     Accounts receivable - trade                                                               (1,856)          (1,332)
     Accounts receivable - affiliates                                                              53               25
     Accounts receivable - other                                                                    4              (35)
     Inventory                                                                                 (1,029)            (113)
     Income tax receivable                                                                        (73)          (1,179)
     Notes receivable                                                                            (300)            (756)
     Other current assets                                                                          14               87
     Cost and estimated earnings in excess of billings                                           (191)             694
     Other assets                                                                                (250)              --
     Accounts payable                                                                           3,390              977
     Accrued expenses                                                                             158               27
     Billings in excess of cost and estimated earnings                                            198              (19)
     Deferred service revenue                                                                     115              (28)
                                                                                        -------------    -------------

Net cash used in continuing operating
     activities                                                                                  (674)          (1,118)
Net cash used in discontinued activities                                                         (255)            (211)
                                                                                        -------------    -------------
     Net cash used in operating activities                                                       (929)          (1,329)

Cash flows from investing activities:
     Proceeds of sale of fixed assets                                                              80               --
     Acquisition of Digital Precision, Inc (inclusive
         of acquisition costs)                                                                   (566)              --
     Capital expenditures                                                                        (220)            (223)
                                                                                        -------------    -------------

     Net cash used in investing activities:                                                      (706)            (223)
                                                                                        -------------    -------------

Cash flows from financing activities:
     Exercise of stock options                                                                     14               --
     Purchase of treasury stock                                                                    --             (186)
     Payments on long-term debt                                                                  (104)             (80)
                                                                                        -------------    -------------

     Net cash used in financing activities:                                                       (90)            (266)
                                                                                        -------------    -------------

Net decrease in cash and cash equivalents                                                      (1,725)          (1,818)
Cash and cash equivalents at beginning of period                                                3,491            3,434
                                                                                        -------------    -------------
Cash and cash equivalents at end of period                                              $       1,766    $       1,616
                                                                                        =============    =============
Supplemental disclosures of cash flow information:
Non-cash items supplemental disclosure:
     Other receivable for proceeds of sale of fixed assets                              $          30    $           0
                                                                                        =============    =============
     Options granted for consulting services                                            $          78    $           0
                                                                                        =============    =============


  The accompanying notes are an integral part of these condensed consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         I-Sector Corporation and subsidiaries ("I-Sector") is engaged in the business of providing network integration services and certain managed IT services and of selling associated network hardware and telephony software products. I-Sector's operations are conducted through three segments:

         o Valerent, Inc. ("Valerent"), a wholly owned subsidiary, provides information technology solutions that lowers its client's expense by utilizing centralized, remote enabled computing management tools which predict, announce and manage service interruptions. Additionally Valerent provides customers with traditional computer services such as application support, operating system and network migration services, turnkey outsourced IT helpdesk solutions, technical staff augmentation for IT helpdesk operations and helpdesk solutions consulting services.

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

         The condensed consolidated financial statements presented herein as of and for the three-month and six-month periods ended June 30, 2003 and 2002 are unaudited; however, all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods covered have been made and are of a normal, recurring nature. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet at December 31, 2002 is derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Although management believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in I-Sector's 2002 Annual Report on Form 10-K.

         RECLASSIFICATIONS - Certain amounts in the consolidated financial statements presented herein have been reclassified to conform to current period presentation.

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

         REVENUE RECOGNITION - I-Sector has a number of different revenue components, which vary between its three reportable segments. Each reportable segment has more than one revenue component, and revenue is recognized differently for each component (or "stream") of revenue earned by segment. The material revenue streams earned by I-Sector, some of which are earned by more than one segment, and some by only one segment, are:

                  Product Revenue. All three of I-Sector's segments earn revenue from product shipments. Product shipment revenue occurs when products manufactured by other parties are purchased and resold to a customer and such products are contracted for independently of material services. I-Sector recognizes revenue from product shipments when the product is shipped or delivered to the customer.

                  Custom Project Revenue. One of I-Sector's segments, Stratasoft, earns revenues from projects that are recognized using the percentage of completion method of accounting for such revenues. The majority of Stratasoft's revenues consist of system sales in which it bundles its proprietary software, along with third-party hardware products and material related software customization services, installation, training services, warranty services and incidental PCS together under a single contract with the customer. PCS is insignificant on contracts for one year or less, and therefore, we have determined that the value of such PCS should not be unbundled from the project revenue as set forth in paragraph 59 of SOP 97-2. Accordingly, such PCS revenue is recognized together with the project revenue, and the estimated cost to provide the PCS is accrued. The software customization, together with the hardware customization and integration, represent a significant modification, customization and/or production of the product and therefore the entire arrangement is required to be accounted for using the percentage of completion method of accounting pursuant to SOP 81-1. The percentage of revenue recognized in any particular period is determined principally on the basis of the relationship of the cost of work performed on the contract to estimated total costs. Revisions of estimates are reflected in the period in which the facts necessitating the revisions become known. When a contract indicates a loss, a provision is made for the total anticipated loss. The percentage-of-completion method relies on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. The following reflects the amounts relating to uncompleted contracts at June 30, 2003 and December 31, 2002:

                                                                   June 30,     December 31,
                                                                    2003            2002
                                                               -------------    -------------
Costs incurred on uncompleted contracts                        $         608    $         429
Estimated earnings                                                     2,297            1,478
                                                               -------------    -------------
                                                                       2,905            1,907
Less: Billings to date                                                 2,278            1,273
                                                               -------------    -------------
         Total                                                 $         627    $         634
                                                               =============    =============

Included in accompanying balance sheets under the following
captions:
Cost and estimated earnings in excess of billings              $         900    $         709
Billings in excess of cost and estimated earnings                       (273)             (75)
                                                               -------------    -------------
         Total                                                 $         627    $         634
                                                               =============    =============

         During the quarter ended June 30, 2003, the Company recorded adjustments to defer revenue for certain custom projects that had more than one year of free PCS and certain renewals of PCS paid in advance. The adjustment includes approximately $152,000 related to years prior to 2003. Management determined that the effect of these adjustments was not material to the previously reported results or to the results expected for 2003.

         During 2002 and 2003 I-Sector has recognized revenues on the percentage-of-completion basis for several projects associated with one reseller in South Asia. For these projects, Stratasoft entered into a three-party contract between Stratasoft, the South Asia reseller and the end-user customers. Stratasoft was responsible for performing the substantial majority of the project for the end-user customer, from whom Stratasoft was directly obligated to be paid for such project.

         Services Revenue. All of I-Sector's segments earn revenue from providing stand-alone services revenues. These revenues consist of billings for engineering and technician time, programming services, which are provided on either an hourly basis or a flat-fee basis, and the service component of maintenance and repair service ticket transactions. These services are contracted for separately from any product sale, and are recognized when the service is performed and when collection is reasonably assured. One of I-Sector's segments sometimes earns agency fee revenue from various sources, the primary source of which is referring customers to other organizations for which an agency fee is received. These revenues are recognized at the earlier of when payment is received or when notification of amounts being due is received from the entity paying such agency fee and collectiblity is reasonably assured.

         CREDIT RISK - The Company extends credit to its customers in the normal course of business and generally does not require collateral or other security. The Company performs ongoing credit evaluations of its customers' financial condition and, in some instances, requires letters of credit in support of contracted amounts. Earnings are charged with a provision for doubtful accounts based on a current review of the collectibility of the accounts. Accounts deemed uncollectible are applied against the allowance for doubtful accounts.

         WARRANTY RESERVE - I-Sector records a warranty reserve related to certain software products sold by its Stratasoft subsidiary. This reserve is classified in accrued expenses and is amortized over the life of the warranty, which is generally twelve months, against actual warranty expenditures. This warranty reserve relates to the estimate of warranty obligations from sales of call center telephony systems, which consist of Stratasoft's software, configured hardware components as well as telephone support relating to Stratasoft's software products. This liability amount has been consistently recorded within each period as a charge to cost of sales based upon 5% of period revenue. This percentage was based upon a review of the costs of providing the warranty work, which was initially performed in connection with the acquisition of the Stratasoft technology. Stratasoft incurs numerous types of costs related to the warranty work, which includes labor cost of technicians and programmers, hardware cost, the cost of developing and uploading software patches related to "bug fixes", telephone support, and hardware parts cost related to defective hardware sold as a part of a complete Stratasoft system. The majority of these costs are individually insignificant amounts for which the cost/benefit relationship does not warrant tracking, but which we periodically assess and continue to estimate at approximately five percent of Stratasoft sales. As the actual costs are not tracked, Stratasoft amortizes the recorded amounts to cost of sales over the average life of the contractual warranty period as costs are believed to be incurred ratably over the warranty period. The difference between the actual warranty costs incurred and the amount of amortization is not considered to be materially different. The following table depicts the composition of the warranty reserve at June 30, 2003 and December 31, 2002:

                                                   Six Months Ended   Year Ended
                                                       June 30,       December 31,
                                                         2003            2002
                                                     ------------    ------------
Balance, beginning of year                           $        305    $        263
Additions to reserve                                          171             373
Expenses offset against reserve                              (169)           (331)
                                                     ------------    ------------
Balance, end of period                               $        307    $        305
                                                     ============    ============

         STOCK-BASED COMPENSATION - The Company has elected to account for stock-based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Bulletin ("APB") Number 25 "Accounting for Stock Issued to Employees". Under this method no compensation expense is recognized when the number of shares granted is known and the exercise price of the stock option is equal to or greater than the market price of the Company's common stock on the grant date. The Company has recorded no stock-based compensation associated with stock options granted to employees and directors in its consolidated statement of operations. I-Sector and its subsidiaries apply the fair value method as prescribed by SFAS No. 123, as interpreted and amended, for stock and stock options issued to non-employees and during the three and six-month period ended June 30, 2003, recorded $4 and $4 of expense, respectively. If compensation cost for all option issuances had been determined consistent with the fair value method, I-Sector's net loss and net loss per share would have increased to the pro-forma amounts indicated below for the quarters and six months ended June 30, 2003 and 2002, respectively.

                                                    Three months ended June 30,    Six Months ended June 30,
                                                        2003           2002           2003           2002
                                                    -----------    -----------    -----------    -----------
Net (loss) income as reported                       $      (640)   $      (295)   $    (1,731)   $       510
Deduct: Total stock-based employee compensation
     determined under fair value based method for
     all awards, net of related tax effects                  14             11             24             20
                                                    -----------    -----------    -----------    -----------

Proforma net (loss) income                          $      (654)   $      (306)   $    (1,755)   $       490
                                                    ===========    ===========    ===========    ===========

Earnings per share:
     Basic - as reported                            $     (0.18)   $     (0.08)   $     (0.48)   $      0.13
     Basic - pro forma                              $     (0.18)   $     (0.08)   $     (0.48)   $      0.13

     Diluted - as reported                          $     (0.18)   $     (0.08)   $     (0.48)   $      0.13
     Diluted - pro forma                            $     (0.18)   $     (0.08)   $     (0.48)   $      0.13

         EARNINGS PER SHARE - Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the periods. Diluted net income per share is computed based upon the weighted-average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities using the treasury stock method (See Note 4).

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

         ACCOUNTING PRONOUNCEMENTS -

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, amends SFAS No. 4 and SFAS No. 64, to require that gains and losses from the extinguishments of debt generally be classified within continuing operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and early application is encouraged. The Company adopted SFAS No. 145 on January 1, 2003. The adoption of this statement had no impact on the financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force (EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of this statement had no impact on the financial statements.

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

         In April 2003 The FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows and amends certain other existing pronouncements, resulting in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not believe that the adoption of SFAS No. 149 will have a significant impact on its financial statements.

         In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51". FIN 46 addresses consolidation by business enterprises of variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not fully assessed the impact of FIN 46 on its financial statements, particularly its relationship with Allstar Equities, Inc., but the adoption of this statement in the third quarter is not expected to have a material impact on the Company's financial statements.

         In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables". EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Issue 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the adoption of EITF 00-21 will have a significant impact on the Company's financial statements.

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

         During the six months ended June 30, 2003 and 2002, I-Sector recognized a net gain (loss) on disposal of these three businesses as follows:

                                                                     2003       2002
                                                                    -------    -------
         IT Staffing, Inc. (net of tax benefit of $14 and $3)       $    26    $     7
         Computer Products Division (net of taxes of $(7) and $1)       (14)         3
         Telecom Division (net of tax of $2 and $4)                       4          8
                                                                    -------    -------
         Net gain on disposal                                       $    16    $    18
                                                                    =======    =======

         The balance sheet caption "Net Liabilities related to discontinued operations" contains $625 and $904 at June 30, 2003 and December 31, 2002, respectively, of estimated future expenses related to the winding up of the IT Staffing business, the Telecom Division and the Computer Products Division, and includes amounts related to settlement of pending litigation and to Telecom warranties.

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

For the quarter ended June 30, 2003:

                                            Valerent         INX        Stratasoft     Corporate      Eliminations    Consolidated
                                           ----------    -----------    ----------    -----------    -------------    ------------
Revenues:
Product                                    $      509    $    12,253    $       --    $        --    $         (59)   $     12,703
Services                                          874            782                                                         1,656
Custom projects                                                              1,511                                           1,511
                                           ----------    -----------    ----------    -----------    -------------    ------------
Total  revenue                                  1,383         13,035         1,511                             (59)         15,870
Cost of sales and services                      1,023         11,603           574                             (59)         13,141
                                           ----------    -----------    ----------    -----------    -------------    ------------
Gross profit                                      360          1,432           937                               0           2,729
     Selling, general and administrative
 expenses                                         536          1,448         1,344            234                0           3,562
                                           ----------    -----------    ----------    -----------    -------------    ------------
Operating loss                             $     (176)   $       (16)   $     (407)   $      (234)   $           0            (833)
                                           ==========    ===========    ==========    ===========    =============    ============
Interest and other income                                                                                                       96
                                                                                                                      ------------
Loss from continuing operations
 before benefit for income taxes                                                                                              (737)
Benefit for income taxes                                                                                                       (81)
                                                                                                                      ------------
Net loss from continuing operations                                                                                           (656)
Net gain on disposal of discontinued
     operations, net of taxes                                                                                                   16
                                                                                                                      ------------
Net loss                                                                                                              $       (640)
                                                                                                                      ============

Accounts receivable, net                   $      747    $     6,231    $    1,231    $        15    $           0    $      8,224
                                           ==========    ===========    ==========    ===========    =============
Accounts receivable retained from
     discontinued operations, net                                                                                              100
                                                                                                                      ------------
Total accounts receivable, net                                                                                        $      8,324
                                                                                                                      ============

Inventory                                  $       29    $     1,434    $      448    $         0    $           0    $      1,911
                                           ==========    ===========    ==========    ===========    =============    ============


For the quarter ended June 30, 2002:

                                            Valerent         INX        Stratasoft     Corporate      Eliminations    Consolidated
                                           ----------    -----------    ----------    -----------    -------------    ------------

Revenues:
Product                                  $        265    $      7,177    $              $              $        (54)  $      7,388
Services                                          962             253                                                        1,215
Custom projects                                                                 1,657                                        1,657
                                         ------------    ------------    ------------   ------------   ------------   ------------
      Total revenue                             1,227           7,430           1,657                           (54)        10,260
Cost of sales and services                        914           6,822             871                           (54)         8,553
                                         ------------    ------------    ------------   ------------   ------------   ------------
Gross profit                                      313             608             786                                        1,707
Selling, general and
     administrative expenses                      501             691             675            147                         2,014
                                         ------------    ------------    ------------   ------------   ------------   ------------
Operating (loss) income                  $       (188)   $        (83)   $        111   $       (147)  $                      (307)
                                         ============    ============    ============   ============   ============
Interest and other income (expense)                                                                                             (7)
                                                                                                                      ------------
Loss from continuing operations before
 benefit for income taxes                                                                                                     (314)
Benefit for income taxes                                                                                                        (7)
                                                                                                                      ------------
Net income from continuing operations                                                                                         (307)
Net gain on disposal of discontinued
         operations, net of taxes                                                                                               12
                                                                                                                      ------------
Net loss                                                                                                              $       (295)
                                                                                                                      ============

Accounts receivable, net                 $        717    $      4,080    $      1,122   $          2   $          0   $      5,921
                                         ============    ============    ============   ============   ============   ============
Inventory                                $         63    $        168    $        492   $          0   $          0   $        723
                                         ============    ============    ============   ============   ============   ============

For the six months ended June 30, 2003:

                                         Valerent           INX         Stratasoft      Corporate     Eliminations     Consolidated
                                       ------------    ------------    ------------   ------------    ------------    ------------

Revenues:
Product                                $        703    $     18,915    $              $               $       (191)   $     19,427
Services                                      1,685           1,259                                                          2,944
Custom projects                                                               3,580                                          3,580
                                       ------------    ------------    ------------   ------------    ------------    ------------
Total  revenue                                2,388          20,174           3,580                           (191)         25,951
Cost of sales and services                    1,799          17,964           1,374                           (191)         20,946
                                       ------------    ------------    ------------   ------------    ------------    ------------
Gross profit                                    589           2,210           2,206                              0           5,005
Selling, general and
administrative expenses                       1,096           2,393           2,941            509               0           6,939
                                       ------------    ------------    ------------   ------------    ------------    ------------
Operating loss                         $      (507)    $       (183)   $       (735)  $       (509)   $          0          (1,934)
                                       ============    ============    ============   ============    ============    ============
Interest and other income                                                                                                      106
                                                                                                                      ------------
Loss from continuing operations
 before benefit for income taxes                                                                                            (1,828)
Benefit for income taxes                                                                                                       (81)
                                                                                                                      ------------
Net loss from continuing operations                                                                                         (1,747)
Net gain on disposal of discontinued
      operations, net of taxes                                                                                                  16
                                                                                                                      ------------
Net loss                                                                                                              $     (1,731)
                                                                                                                      ============

For the six months ended June 30, 2002:

                                          Valerent           INX         Stratasoft      Corporate     Eliminations     Consolidated
                                        ------------    ------------    ------------   ------------    ------------    ------------

Revenues:
Product                                 $        636    $     12,514    $              $               $       (195)   $     12,955
Services                                       2,056             629                                                          2,685
Custom projects                                                                3,828                                          3,828
                                        ------------    ------------    ------------   ------------    ------------    ------------
Total  revenue                                 2,692          13,143           3,828                           (195)         19,468
Cost of sales and services                     2,064          11,950           1,708                           (195)         15,527
                                        ------------    ------------    ------------   ------------    ------------    ------------
Gross profit                                     628           1,193           2,120                              0           3,941
Selling, general and
     administrative expenses                   1,154           1,480           1,686            316               0           4,636
                                        ------------    ------------    ------------   ------------    ------------    ------------
Operating (loss) income                 $       (526)   $       (287)   $        434   $       (316)   $          0            (695)
                                        ============    ============    ============   ============    ============
Interest and other income (expense)                                                                                              (2)
                                                                                                                       ------------
Loss from continuing operations
 before benefit for income taxes                                                                                               (697)
Benefit for income taxes                                                                                                     (1,189)
                                                                                                                       ------------
Net income from continuing operations                                                                                           492
Net gain on disposal of discontinued
      operations, net of taxes                                                                                                   18
                                                                                                                       ------------
Net income                                                                                                             $        510
                                                                                                                       ============

International sales accounted for $1,591 or 10.0% and $716 or 7.0% of consolidated revenues and 105.3% and 43.2% of the Stratasoft segment revenues in the three months ended June 30, 2003 and 2002, respectively. In the six months ended June 30, 2003 and 2002, international sales accounted for $1,946 or 7.5 % and $1,458 or 7.5% of consolidated revenues and 50.8% and 45.7% of the Stratasoft segment sales, respectively. International sales are derived from Southern Asia, Africa, United Kingdom, Greece, Japan and Canada.

The following table represents the reconciliation of products and services included in total revenues:

                          Three Months Ended June 30,     Six Months Ended June 30
                          ---------------------------   ---------------------------
                              2003           2002           2003           2002
                          ------------   ------------   ------------   ------------

   Product revenue        $     12,703   $      7,388   $     19,427   $     12,955
   Service revenue               1,656          1,215          2,944          2,685
   Custom projects               1,511          1,657          3,580          3,828
                          ------------   ------------   ------------   ------------

     Total revenue        $     15,870   $     10,260   $     25,951   $     19,468
                          ============   ============   ============   ============

Cost of product sold      $     11,209   $      6,644   $     17,114   $     11,528
Cost of services sold            1,358          1,038          2,458          2,291
Cost of custom projects            574            871          1,374          1,708
                          ------------   ------------   ------------   ------------

Total cost of sales       $     13,141   $      8,553   $     20,946   $     15,527
                          ============   ============   ============   ============

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

         The potentially dilutive options of 219,494 and 34,204 for the three months ended June 30, 2003 and 2002, respectively, and the potentially dilutive options of 186,507 for the six months ended June 30, 2003 were not used in the calculation of diluted earnings since the effect of potentially dilutive securities in computing a loss per share is antidilutive. The potentially dilutive options totaling 3,381 for the six months ended June 30, 2002 were calculated under the treasury stock method.

         The potentially dilutive options of the Company's wholly-owned subsidiary, Internetwork Experts, Inc., (see Note 9) did not impact the calculation of I-Sector's earnings per share in the quarter ended June 30, 2003. The potentially dilutive options of Internetwork Experts, Inc. were not used in the calculation of diluted earnings attributable to the Company for the three months ended June 30, 2002, and for the six months ended June 30, 2003 and 2002, respectively, since the effect would have been antidilutive.

         There were warrants to purchase 176,750 shares of common stock for the six months ended June 30, 2002 which were not included in computing diluted earnings per share because the inclusion would have been antidilutive. During the three months ended September 30, 2002 such warrants expired and the carrying value of the warrants was recognized as additional paid in capital.

5. CURRENT DEBT OBLIGATIONS

         On September 27, 2001, Stratasoft, a subsidiary of I-Sector, signed a note payable to a third party for $725, payable in monthly installments through February 2007. The note does not bear interest and I-Sector has imputed interest at 5.5% to record the debt and related patent license asset and has recorded interest of $4 and $8 in the three months and $9 and $16 in the six months ended June 30, 2003 and 2002, respectively. This note is collateralized by Stratasoft's patent license assets and Stratasoft has granted a security interest to its pending patent application and the next two patent applications filed by Stratasoft. In connection with this note payable, I-Sector has short-term debt maturing within one year of $63 and $144 and long-term debt of $221 and $236 at June 30, 2003 and December 31, 2002, respectively.

         In October 2001, I-Sector signed a non-interest bearing note payable for $39 payable in monthly installments through October 2004. In connection with this note payable, I-Sector has short-term debt maturing within one year of $13 and $13 and long-term debt of $3 and $11 at June 30, 2003 and December 31, 2002, respectively.

         On January 31, 2002 I-Sector entered into a credit agreement with Textron Financial Corporation ("Textron") for a revolving line of credit (the "Textron Facility"). The initial total credit available under the Textron facility was $2,500 subject to borrowing base limitations that are generally computed as 80% of eligible accounts receivable, and 90% of identifiable inventory purchased under this agreement and 40% of all other inventory. In December 2002, Textron increased the credit line on a temporary basis to $5,500 and in April 2003 Textron increased the total credit available temporarily under the Textron facility to $7,500. The temporary increase was made permanent in August 2003. In connection with the increase in the credit line, a modification was made to the borrowing base limitations that restricted the eligibility of accounts receivable for collateralization by disallowing as eligible any customer's receivables in their entirety that have balances over 90 days old and that exceed 25% of their total balance. I-Sector may use up to $500 of the line for working capital advances under approved conditions. Borrowings accrue interest at the prime rate plus 2.5% on outstanding balances that extend beyond the vendor approved free interest period and on working capital advances from date of advance. This agreement is collateralized by substantially all of I-Sector's assets except its patent license assets. The agreement contains restrictive covenants measured at each quarter end, which require us to maintain minimum tangible capital funds and a minimum debt to tangible capital funds ratio. At June 30, 2003 I-Sector was not in compliance with all of the loan covenants, however the Company subsequently received a waiver on such non-compliance for that date. I-Sector is in negotiation with Textron to modify the loan covenant and believes it will be able to comply with the applicable covenants in future reporting periods. In the event I-Sector does not maintain compliance, it would be required to seek waivers from Textron for those events, which, if not obtained, could accelerate repayment and require I-Sector to seek other sources of finance. At June 30, 2003, I-Sector had $6,845 outstanding on inventory floor plan finance borrowings, $0 outstanding on working capital advances and had total credit availability of $655 based upon the temporary line increase to $7,500.

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

         The Equal Employment Opportunity Commission ("EEOC") filed a Charge of Discrimination against Stratasoft on behalf of Jennifer R. Bond on August 1, 2002 in the EEOC Minneapolis, Minnesota office. Stratasoft believes that the charge is without merit and intends to vigorously contest the charge.

         I-Sector is also party to other litigation and claims which management believes are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, I-Sector believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

7. INCOME TAX BENEFIT

         On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002. The new law provides for the carryback of net operating losses for any taxable year ending during 2001 and 2002 to each of the 5 tax years preceding the loss year. Previously, a net operating loss was only eligible to be carried back to the 2 years preceding the year of loss. As a result of the change in the carryback period, I-Sector recognized a tax benefit of $73 and $1,179 in the six months ended June 30, 2003 and 2002, respectively. On July 26, 2002 the Company received $1,123 in tax refunds. Additionally, on July 24, 2003 the Company received $561 in tax refunds.

8. RELATED PARTY TRANSACTIONS

         I-Sector has from time to time made payments on behalf of Allstar Equities, Inc., a Texas corporation ("Equities"), which is wholly-owned by its President and Chief Executive Officer, on his behalf personally, for taxes, property and equipment. Effective on December 1, 1999 a note payable by Equities was signed for $336 for 60 monthly installments of $7. The note bears interest at 9% per year. At June 30, 2003 and December 31, 2002, the Company's receivables from Equities amounted to approximately $46 and $87, respectively. Additionally, from time to time the Company has made payments to unrelated parties, primarily for use of a credit card, for transactions that either wholly or partially benefit the Company's President and Chief Executive Officer and which therefore are accounted for as indebtedness from him to the Company and on which he paid interest of 6% per annum on the average outstanding balance. During August 2002, in order to comply with the Sarbanes-Oxley Act of 2002, the Company made a demand for repayment of the outstanding balance at that time of $94 related to the President and CEO's personal credit card usage. The President and CEO paid the entire balance in December 2002 and there is no balance due at June 30, 2003 or at December 31, 2002.

         The Company leases office space from Equities. On December 1, 1999 Equities purchased the Company's corporate office building and executed a direct lease with us with an expiration date of December 31, 2004. In conjunction with Equities obtaining new financing on the building, a new lease was executed with the Company on February 1, 2002 with an expiration date of January 31, 2007. The new lease has rental rates of $37,192 per month.

         From time to time I-Sector has obtained an independent survey of real estate rental rates and has consulted with real estate consulting firms to determine market rates of facilities that are comparable to the Houston headquarters facility. The Company believes that the rental rate and other terms of our lease from Equities are at least as favorable as those that could be obtained in an arms-length transaction with an unaffiliated third party.

         From time to time I-Sector makes short-term loans and travel advances to its employees. The balance of approximately $23 and $12 relating to these loans and advances is included in the Company's balance sheet and reported as part of Accounts receivable - other at June 30, 2003 and December 31, 2002, respectively.

9. STOCK OPTION PLANS

         The Company has three stock-based option plans, the 1996 Incentive Stock Plan, the 1996 Non-Employee Director Stock Option Plan and the 2000 Stock Incentive Plan. Under the 2000 Incentive Plan, all of I-Sector employees, including officers, consultants and non-employee directors are eligible to participate.

         Additionally, each of I-Sector's subsidiaries has an incentive stock option plan in place. The subsidiary plans have not been presented to the shareholders of I-Sector for approval. The only subsidiary with options granted under its plan incurred a net loss for each of the periods presented, and as a result I-Sector's share of subsidiary net loss does not change for purposes of computation of I-Sector's net income.

         Only one of I-Sector's subsidiaries, INX, has granted incentive awards under its incentive plan, and such awards have been granted to certain employees and to management of INX. Under INX's plan such options vest ratably over three to five years. The quantity of incentive options that are eligible to vest each year for INX's two most senior executives is determined based on the percentage of attainment of predefined financial goals by INX. Any unvested stock options vest immediately upon the occurrence of a liquidity event for that subsidiary. The subsidiary options expire ten years after the grant date if they are not exercised. The subsidiary stock option grants are subject to dilution when I-Sector purchases additional shares of the subsidiary stock in order to keep the subsidiary sufficiently capitalized. INX has 5,884,275 options granted and outstanding, of which 1,910,275 are vested at June 30, 2003. There are 3,115,725 shares in INX's plan available to be issued at June 30, 2003. The tables below reflect the ownership INX at June 30, 2003 and summarize the potential dilutive effect on I-Sector's ownership in INX if all options granted at June 30, 2003 were fully vested and option grants were exercised, and include the effects of the issuance of stock in 2004 relating to INX's acquisition of certain assets and liabilities of Digital Precision, Inc. (See note 10).

Ownership of INX at June 30, 2003:

                                         Outstanding Shares of  Percent of Common Stock
                                            INX Common Stock     Owned and Outstanding
                                         ---------------------  -----------------------

Common Stock owned by I-Sector                    18,334,333                   100%
                                             ---------------       ---------------

Total Common Stock Outstanding                    18,334,333                   100%
                                             ===============       ===============

Potential Future I-Sector Dilution of Ownership of INX:

Common Stock owned by I-Sector                    18,334,333                  68.1%
    At June 30, 2003
Options granted and outstanding
  at June 30, 2003 (1)                             5,884,275                  21.8%
Contingent obligation to issue
  Common Stock related to
  acquisition (2)                                  1,800,000                   6.7%
Contingent obligation to grant
  options in April, 2004 (3)                         900,000                   3.3%
Other options promised to new employees               25,000                   0.1%
                                             ---------------       ---------------

    Total                                         26,943,608                 100.0%
                                             ===============       ===============

(1) Options granted and outstanding at June 30, 2003 include option grants for 4,100,000 shares of INX granted to the two senior executives of INX and vesting of these option grants is performance-based relating to the percentage of predefined financial goals attained by INX while these two senior executives remain employed. Any of the shares associated with this group of option grants that become eligible for vesting, but do not vest due to financial performance, as compared to predefined goals, are forfeited and will no longer be eligible for vesting unless there is a liquidity event that returns a pre-defined return on investment to I-Sector. Additionally, included in the option grants outstanding at June 30, 2003 are grants for 500,000 shares granted to key employees related to an acquisition (see Note 10), and this group of option grants vested immediately upon grant. The remainder of the shares included in option grants outstanding at June 30, 2003 vest over either three or five years based upon continued employment by INX of the individuals to whom such grants have been made. All options granted by INX expire in ten years if unexercised.

(2) In connection with the acquisition of certain assets and liabilities of Digital Precision, Inc. (see note 10), a portion of the consideration given by INX was the contingent obligation to issue 1,800,000 shares of INX Common Stock to Digital Precision, Inc. when and if three key employees complete one year of employment with INX. If any of such key employees terminates employment without cause before completion of one year of employment, the number of shares of Common Stock to be issued is decreased by scheduled and agreed upon percentages.

(3) INX entered into employment agreements with certain of the former owners and employees of Digital Precision, Inc. that set forth that if they met certain performance goals during the first two calendar quarters following the completion Digital Precision transaction and for the twelve months subsequent to the acquisition, that certain option grants would be made. As of June 30, 2003, there is the potential that options for 900,000 shares of INX will be granted to them on or after April 4, 2004 at fair value at that date.

10. ACQUISITION

     On April 7, 2003, I-Sector's subsidiary, INX, acquired certain assets and liabilities of one of its competitors, Digital Precision, Inc. ("Digital"). Under the terms of the purchase, INX acquired fixed assets, inventory, intellectual property, customer lists, trademarks, tradenames and service marks, contract rights and other intangibles of Digital, as well as assumed certain operating leases of equipment and office space. The purchase price was $540 in cash and, contingent upon the retention of certain key employees, the obligation to issue 1,800,000 shares of INX common stock in April 2004. When that contingency is resolved in April 2004, I-Sector could recognize a minority interest related to the issuance of INX's common stock (see Note 9). No goodwill was recognized in the acquisition. The results of operations subsequent to April 7, 2003 are included in I-Sector's consolidated statement of income for the three months ended June 30, 2003.

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

OVERVIEW

         Our revenue is derived from three segments. Valerent, Inc. ("Valerent") provides information technology solutions that lower the client's expense by utilizing centralized, remote enabled computing management tools which predict, announce and manage service interruptions. Additionally Valerent sells computer products and provides customers with certain managed IT services such as application support, operating system and network migration services, turnkey outsourced IT helpdesk solutions, technical staff augmentation for IT helpdesk operations and helpdesk solutions consulting services. Internetwork Experts, Inc. ("INX") focuses on the design, deployment and support of networking infrastructure. INX provides professional services for customers that have large-scale network infrastructure requirements that are Cisco centric. The areas of practice for INX include network design, implementation, turnkey support, security audits and firewall design, network infrastructure management and network infrastructure consulting services. Stratasoft, Inc. ("Stratasoft") develops and markets proprietary software that integrates business telephone systems and networked computer systems. Stratasoft's basic products are sometimes customized to suit a customer's particular needs and are sometimes bundled with computer hardware supplied by Stratasoft at the customer's request. Stratasoft products include software for call center management, both in-bound and out-bound, as well as interactive voice response software.

          Valerent and INX market their services to businesses in Texas from locations in the Houston and Dallas-Fort Worth metropolitan areas. Stratasoft markets its products worldwide through a direct sales force and an authorized dealer network. During the six months ended June 30, 2003, Valerent and INX produced 9.1 % and 77.1 % of total revenues, while Stratasoft produced 14.5 % of total revenues. Gross margin varies substantially between each of these business segments.

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

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

         The following table sets forth, for the periods indicated, certain financial data derived from our unaudited consolidated statements of operations for the three months ended June 30, 2003 and 2002. The discussion below relates only to our continuing operations, unless otherwise noted.

                                                               Three months ended June 30,
                                          ---------------------------------------------------------------------
                                                        2003                                 2002
                                          -------------------------------       -------------------------------
                                             Amount               %                Amount                %
                                          ------------       ------------       ------------       ------------

Revenue
   Valerent                               $      1,383                8.7       $      1,227               12.0
   INX                                          13,035               82.1              7,430               72.4
   Stratasoft                                    1,511                9.5              1,657               16.1
   Corporate
   Eliminations                                    (59)              (0.3)               (54)              (0.5)
                                          ------------       ------------       ------------       ------------
      Total revenue                             15,870              100.0             10,260              100.0
Gross profit:
   Valerent                                        360               26.0                313               25.5
   INX                                           1,432               11.0                608                8.2
   Stratasoft                                      937               62.0                786               47.4
   Corporate                                         0                N/A                  0                N/A
   Eliminations                                      0                0.0                  0                0.0
                                          ------------       ------------       ------------       ------------
      Total gross profit                         2,729               17.2              1,707               16.6
Selling, general and administrative
  expenses:
   Valerent                                        536               38.8                501               40.8
   INX                                           1,448               11.1                691                9.3
   Stratasoft                                    1,344               88.9                675               40.7
   Corporate                                       234                N/A                147                N/A
                                          ------------       ------------       ------------       ------------
      Total selling, general and
        administrative expenses                  3,562               22.4              2,014               19.6
Operating (loss) income:
   Valerent                                       (176)             (12.7)              (188)             (15.3)
   INX                                             (16)              (0.1)               (83)              (1.1)
   Stratasoft                                     (407)             (26.9)               111                6.7
   Corporate                                      (234)               N/A               (147)               N/A
                                          ------------       ------------       ------------       ------------
      Total operating loss                        (833)              (5.2)              (307)              (3.0)
Interest and other income (expense)                 96                0.6                 (7)              (0.1)
                                          ------------       ------------       ------------       ------------
Loss before benefit for income taxes              (737)              (4.6)              (314)              (3.1)
Benefit for income taxes                           (81)              (0.5)                (7)              (0.1)
                                          ------------       ------------       ------------       ------------
Net loss from continuing operations               (656)              (4.1)              (307)              (3.0)
Discontinued operations:
   Gain on disposal                                 16                0.1                 12                0.1
                                          ------------       ------------       ------------       ------------
Net loss                                  $       (640)              (4.0)      $       (295)              (2.9)
                                          ============       ============       ============       ============

         TOTAL REVENUE. Total revenue, net of intercompany eliminations, increased by $5,610 (54.7%) to $15,870 in 2003 from $10,260 in 2002.

         Valerent revenue increased by $156 (12.7%) to $1,383 in 2003 from $1,227 in 2002. As a percentage of total revenue Valerent revenue decreased to
8.5 % in 2003 from 12.0% in 2002. The increase in Valerent revenue was primarily attributable to increased product sales of $245 offset by decreased service revenues of $89 in the quarter ended June 30, 2003. The increase in revenue is attributable to sales efforts beginning to come to fruition in the area of specialized information technology solutions involving managed services and internet security.

         INX revenue increased by $5,605 (75.4 %) to $13,035 in 2003 from $7,430 in 2002. As a percentage of total revenue, INX revenue increased to 81.1 % in 2003 from 72.4% in 2002. Of the increase in revenues, $4,751 was attributed to the Houston office, $118 was attributed to an increase in the federal government sector, and $927 was attributed to a new office in Austin, Texas, formerly a Digital Precision office. The total increase in revenues attributable to the Digital Precision acquisition and including the revenues of the Austin office is $1,982. These increases were offset by a decrease of $191 attributed to the Dallas office. The significant increase in the Houston office revenues is attributed to three large projects involving both product and service. These projects will carry over into the third quarter ending September 30, 2003.

         Stratasoft revenue decreased by $146 (8.8%) to $1,511 in 2003 from $1,657 in 2002. Stratasoft revenue, as a percentage of total revenue, decreased to 10.5% in 2003 from 16.1% in 2002. During the quarter ended June 30, 2003, the Company recorded adjustments to defer revenue for certain custom projects that had more than one year of free PCS and certain renewals of PCS paid in advance. The adjustment includes approximately $152,000 related to years prior to 2003. Management determined that the effect of these adjustments was not material to the previously reported results or to the results expected for 2003. The decrease in revenues related to the Adjustment was offset by a $58 increase resulting from an increase of 21 in the number of custom projects in process at June 30, 2003 as compared to June 30, 2002 offset by the recognition on eight large international custom projects that were in process during the second quarter of 2002. Stratasoft's international sales accounted for 105.3% of Stratasoft's revenues in the quarter ended June 30, 2003 as compared to 43.2% in the same quarter of 2002.

         GROSS PROFIT. Gross profit increased by $1,022 (59.9%) to $2,729 in 2003 from $1,707 in 2002. Gross margin increased to 17.2% in 2003 from 16.6% in 2002, primarily because a greater portion of the INX revenues were from its service component, which has higher margins and because Stratasoft experienced higher margins in the 2003 quarter.

         Valerent gross profit increased by $47 (15.0%) to $360 in 2003 from $313 in 2002. Gross margin for Valerent increased to 26.0% in 2003 from 25.5% in 2002. Valerent's cost of service consists primarily of labor cost that has a fixed component. The fixed component of labor causes gross profit and gross margin not to fluctuate directly with the change in revenues.

         INX gross profit increased $824 (135.5%) to $1,432 in 2003 from $608 in 2002. Gross margin for INX increased to 11.0 % in 2003 from 8.2% in 2002. INX's product gross profit has increased $702 to $1,408 in 2003 from $706 in 2002 due to both sales volume increase and due to improved gross margin rates. INX's gross profit on its service component increased to $24 in 2003 as compared to a gross loss of $98 in 2002 due to better utilization of personnel.

         Stratasoft gross profit increased by $151 (43.0%) to $937 in 2003 from $786 in 2002 as revenue decreased by 8.8%. Gross margin for Stratasoft increased to 62.0% in 2003 from 47.4% in 2002. Gross margin is impacted by the mix of sales between custom systems sales, which include a hardware component, as compared to software only sales, which do not have a hardware cost of goods component. Stratasoft's increased gross margin rate is primarily due to changing the mix of components included in their custom system sales to include a reduced hardware component.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1,548 (76.9%) to $3,562 in 2003 from $2,014 in 2002. As a percentage of revenue, these expenses increased by 3.0%, to 22.6% of revenue in 2003 from 19.6% of revenue in 2002. Sales compensation increased by $243, primarily due to the increased revenue volume of INX. Bad debt expense increased by $441 and legal and accounting expense increased by $178. Administrative compensation and related payroll taxes were higher by $94 in 2003, primarily due to an acquisition by INX, as compared to 2002. Contract labor was higher by $76, primarily due to Stratasoft's opening of an office in Calcutta, India. Travel increased $107 in 2003 as compared to the same period in 2002, primarily in Stratasoft due to international travel. General office expenses increased $153 in 2003 as compared to 2002. Rent was higher in 2003 as compared to 2002, primarily because of new offices related to the INX acquisition and the Stratasoft India office. Other expenses increased $252 in 2003 as compared to 2002.

         INTEREST AND OTHER INCOME (NET). We had interest income of $16 in 2003 compared to interest income of $15 in 2002, primarily due to interest on notes receivable. Additionally, we had interest expense of $8 and a gain on disposition of assets of $88 in 2003 as compared to interest expense of $8 and a loss on disposition of assets of $15 in 2002.

         DISCONTINUED OPERATIONS. During 1999 we discontinued our Telecom Systems business. On March 16, 2000 we entered into an agreement to sell certain assets of, and the ongoing operation of, our Computer Products Division. The sale transaction closed on May 19, 2000. As a consequence of these events, the operations of these businesses are reported as discontinued operations. At December 31, 2000 we sold our IT Staffing business. For the quarters ended June 30, 2003 and 2002, respectively, the gain (loss) on disposal related to these business was $4, $(14), and $26, net of taxes of $2, $(7) and $14 and $5, $(1) and $7 (net of taxes of $3, $4 and $(1)). The gains and/or losses on disposal related to these discontinued operations is primarily related to collections of accounts receivables retained when these businesses were sold.

         NET LOSS. Net loss in the quarters ended June 30, 2003 and 2002 was $640 and $295, respectively. No tax benefit had been recorded for the loss in the three months ended June 30, 2002 because, due to our recurring losses, a valuation allowance was recorded. A benefit for income taxes of $81 was recorded in the quarter ended June 30, 2003 because, due to the Job Creation and Worker Assistance Act of 2002 which provided for the carryback of net operating losses for any taxable year ending during 2001 or 2002 to each of the 5 tax years preceding the loss year, we were able to utilize our net operating loss carryback. Previously, a net operating loss was only eligible to be carried back to the 2 years preceding the year of loss.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

         The following table sets forth, for the periods indicated, certain financial data derived from our unaudited consolidated statements of operations for the six months ended June 30, 2003 and 2002. The discussion below relates only to our continuing operations, unless otherwise noted.

                                                                Six months ended June 30,
                                          ---------------------------------------------------------------------
                                                        2003                                 2002
                                          -------------------------------       -------------------------------
                                             Amount               %                Amount                %
                                          ------------       ------------       ------------       ------------
Revenue
   Valerent                                          $      2,388                9.2       $      2,692               13.8
   INX                                                     20,174               77.7             13,143               67.5
   Stratasoft                                               3,580               13.8              3,828               19.7
   Eliminations                                              (191)              (0.7)              (195)              (1.0)
                                                     ------------       ------------       ------------       ------------
      Total revenue                                        25,951              100.0             19,468              100.0
Gross profit:
   Valerent                                                   589               24.7                628               23.3
   INX                                                      2,210               11.0              1,193                9.1
   Stratasoft                                               2,206               61.6              2,120               55.4
   Eliminations                                                 0                0.0                  0                0.0
                                                     ------------       ------------       ------------       ------------
      Total gross profit                                    5,005               19.3              3,941               20.2
Selling, general and administrative expenses:
   Valerent                                                 1,096               45.9              1,154               42.9
   INX                                                      2,393               11.9              1,480               11.3
   Stratasoft                                               2,941               82.2              1,686               44.0
   Corporate                                                  509                N/A                316                N/A
                                                     ------------       ------------       ------------       ------------
      Total selling, general and administrative
      Expenses                                              6,939               26.7              4,636               23.8
Operating (loss) income:
   Valerent                                                  (507)             (21.2)              (526)             (19.5)
   INX                                                       (183)              (0.9)              (287)              (2.2)
   Stratasoft                                                (735)             (20.5)               434               11.3
   Corporate                                                 (509)               N/A               (316)               N/A
                                                     ------------       ------------       ------------       ------------
      Total operating loss                                 (1,934)              (7.4)              (695)              (3.6)
Interest and other income (expense)                           106                0.4                 (2)              (0.0)
                                                     ------------       ------------       ------------       ------------
Loss before benefit for income taxes                       (1,828)              (7.0)              (697)              (3.6)
Benefit for income taxes                                      (81)              (0.3)            (1,189)              (6.1)
                                                     ------------       ------------       ------------       ------------
Net (loss) income from continuing operations               (1,747)              (6.7)               492                2.5
Discontinued operations:
Gain on disposal                                               16                0.0                 18                0.1
                                                     ------------       ------------       ------------       ------------
Net (loss) income                                    $     (1,731)              (6.7)      $        510                2.6

         TOTAL REVENUE. Total revenue, net of intercompany eliminations, increased by $6,483 (33.3%) to $25,951 in 2003 from $19,468 in 2002.

         Valerent revenue decreased by $304 (11.3%) to $2,388 in 2003 from $2,692 in 2002. As a percentage of total revenue Valerent revenue decreased to 9.0% in 2003 from 13.8% in 2002. The decrease in Valerent revenue was primarily attributable to decreased service revenues of $370 offset by increased product sales of $66 in the six months ended June 30, 2003. The decrease in revenue is primarily attributable to the loss of revenue from certain customers of $268 and a loss of revenues of $26 due to a decision to not participate in the National Service Network, a network of information technology organizations that provide service and support for regional and national customers through the certified services professionals employed by its participants.

         INX revenue increased by $7,031 (53.5%) to $20,174 in 2003 from $13,143 in 2002. As a percentage of total revenue, INX revenue increased to 77.1 % in 2003 from 67.5% in 2002. Of the increase in revenues, $5,230 was attributed to the Houston office, $927 was attributed to a new office in Austin, $118 was attributed to sales in the government sector and $756 was attributed to the Dallas office. The total increase in revenues attributable to the Digital Precision acquisition, including the revenues of the acquired Austin office is $1,982. INX's revenues grew rapidly in the six months ended June 30 2003 primarily due to large sales to two school districts totaling $5,234 and due to synergy of $1,982 resulting from its acquisition of Digital Precision, Inc.

         Stratasoft revenue decreased by $248 (6.5%) to $3,580 in 2003 from $3,828 in 2002. Stratasoft revenue, as a percentage of total revenue, decreased to 14.3% in 2003 from 19.7% in 2002. During the quarter ended June 30, 2003, the Company recorded adjustments to defer revenue for certain custom projects that had more than one year of free PCS and certain renewals of PCS paid in advance. The adjustment includes approximately $152,000 related to years prior to 2003. Management determined that the effect of these adjustments was not material to the previously reported results or to the results expected for 2003. The decrease in revenues related to the adjustments was offset by a $58 increase resulting from an increase of 21 in the number of custom projects in process at June 30, 2003 as compared to June 30, 2002 offset by the recognition on eight large international custom projects that were in process during the second quarter of 2002. Stratasoft's international sales accounted for 105.3% of Stratasoft's revenues in the quarter ended June 30, 2003 as compared to 43.2% in the same quarter of 2002. Additionally, Stratasoft's decreased revenues were primarily the result of eight large international custom projects that were in process during the first six months of 2002 and as compared to six large international custom projects in process during the first six months of 2003. Stratasoft's international sales accounted for 51.4% of Stratasoft's revenues in the six months ended June 30, 2003 as compared to 38.1% in the same period of 2002.

         GROSS PROFIT. Gross profit increased by $1,064 (27.0%) to $5,005 in 2003 from $3,941 in 2002. Gross margin decreased to 19.3 % in 2003 from 20.2% in 2002, primarily because a greater portion of the revenues were contributed by INX, which has lower margins.

         Valerent gross profit decreased by $39 (6.2%) to $589 in 2003 from $628 in 2002. Gross margin for Valerent increased to 24.7% in 2003 from 23.3% in 2002. Valerent cost of service consists primarily of labor cost that has a fixed component. The fixed component of labor causes gross profit and gross margin not to fluctuate directly with the decrease in revenues. During the six months ended June 30, 2003, Valerent improved its utilization of its labor pool by reducing the number of technicians employed, which contributed to improved gross margin.

         INX gross profit increased $1,017 (85.2%) to $2,210 in 2003 from $1,193 in 2002. Gross margin for INX increased to 11.0 % in 2003 from 9.1% in 2002. INX's product gross profit has increased $828 to $2,224 in 2003 from $1,396 in 2002 due to both the sales volume increase and the improved gross margin rates. INX's gross loss on its service component improved to $14 in 2003 as compared to a gross loss of $203 in 2002 as a result of better utilization of technical personnel.

         Stratasoft gross profit increased by $86 (4.1%) to $2,206 in 2003 from $2,120 in 2002 as revenue decreased by 6.5%. Gross margin for Stratasoft increased to 63.2% in 2003 from 55.4% in 2002. Gross margin is impacted by the mix of sales between systems sales, which include a hardware component, as compared to software only sales, which do not have a hardware cost of goods component. Stratasoft's increased gross margin rate is primarily due to changing the mix of system sales to include a reduced hardware component.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $2,303 (49.7%) to $6,939 in 2003 from $4,636 in 2002. As a percentage of revenue, these expenses increased by 2.9%, to 26.7% of revenue in 2003 from 23.8% of revenue in 2002. Sales compensation increased by $151 in 2003 as compared to 2002. Bad debt expense increased by $873 and legal and accounting expense increased by $204 in 2003 as compared to 2002. Administrative compensation increased by $88 in 2003 as compared to 2002. Contract labor increased $130 in 2003 as compared to 2002. Travel increased $176 in 2003 as compared to 2002, primarily in Stratasoft due to international travel. General office expenses increased $226 in 2003 as compared to 2002 and general insurance expense increased $93 in 2003 as compared to 2002. Employee benefits, depreciation and rents increased $62, $60 and $60, respectively, in 2003 as compared to 2002. Other Corporate expenses increased $165 in 2003 as compared to 2002.

         INTEREST AND OTHER INCOME (NET). Interest income increased by $7 to $34 in 2003 compared to interest income of $27 in 2002, primarily due to interest on notes receivable. Interest income was offset by interest expense of $14 in 2003 as compared to $15 in 2002. Additionally, a gain on disposition of assets of $85 was recorded in 2003 as compared to a loss of $16 in 2002.

         DISCONTINUED OPERATIONS. During 1999 we discontinued our Telecom Systems business. On March 16, 2000 we entered into an agreement to sell certain assets of, and the ongoing operation of, our Computer Products Division. The sale transaction closed on May 19, 2000. As a consequence of these events, the operations of these businesses are reported as discontinued operations. At December 31, 2000 we sold our IT Staffing business. For the six months ended June 30, 2003 the gain (loss) on disposal related to these businesses was $8, $(19) and $26, net of taxes of $4, $(10) and $14. For the six months ended June 30, 2002, the gain (loss) on disposal related to these businesses was $8, $3 and $6, net of taxes of $4, $1 and $3. The gains and/or losses on disposal related to these discontinued operations is primarily related to collections of accounts receivables retained when these businesses were sold.

         NET LOSS. Net loss (income) in the six months ended June 30, 2003 and 2002 was $(1,731) and $510. A benefit for income taxes of $81 and $1,189 was recorded in the six months ended June 30, 2003 and 2002 because, due to the Job Creation and Worker Assistance Act of 2002 which provided for the carryback of net operating losses for any taxable year ending during 2001 or 2002 to each of the 5 tax years preceding the loss year, we were able to utilize our net operating loss carryback. Previously, a net operating loss was only eligible to be carried back to the 2 years preceding the year of loss.

ASSET MANAGEMENT

         Our cash flow from operations has been affected primarily by the timing of our collection of accounts and notes receivable. We have typically sold our products and services on short-term credit terms and seek to minimize our credit risk by performing credit checks, obtaining letters of credit in certain instances, and conducting our own collection efforts. We had accounts receivable, net of allowance for doubtful accounts, of $8,324 and $6,525 at June 30, 2003 and December 31, 2002, respectively. At June 30, 2003 and December 31, 2002, Stratasoft had notes receivable of $765 and $898, respectively.

CRITICAL ACCOUNTING POLICIES

         REVENUE RECOGNITION - I-Sector has a number of different revenue components, which vary between its three reportable segments. Each reportable segment has more than one revenue component, and revenue is recognized differently for each component (or "stream") of revenue earned by segment. The material revenue streams earned by I-Sector, some of which are earned by more than one segment, and some by only one segment, are:

                  Product Revenue. All three of I-Sector's segments earn revenue from product shipments. Product shipment revenue occurs when products manufactured by other parties are purchased and resold to a customer and such products are contracted for independently of material services. I-Sector recognizes revenue from product shipments when the product is shipped or delivered to the customer.

                  Custom Project Revenue. One of I-Sector's segments, Stratasoft, earns revenues from projects that are recognized using the percentage of completion method of accounting for such revenues. The majority of Stratasoft's revenues consist of system sales in which it bundles its proprietary software, along with third-party hardware products and material related software customization services, installation, training services, warranty services and incidental post contract services ("PCS") together under a single contract with the customer. PCS is insignificant on contracts for one year or less, and therefore, we have determined that the value of such PCS should not be unbundled from the project revenue as set forth in paragraph 59 of SOP 97-2. Accordingly, such PCS revenue recognized together with the project revenue, and the estimated cost to provide the PCS is accrued. The software customization, together with the hardware customization and integration, represent a significant modification, customization and/or production of the product and therefore the entire arrangement is required to be accounted for using the percentage of completion method of accounting pursuant to SOP 81-1. The percentage of revenue recognized in any particular period is determined principally on the basis of the relationship of the cost of work performed on the contract to estimated total costs. Revisions of estimates are reflected in the period in which the facts necessitating the revisions become known. When a contract indicates a loss, a provision is made for the total anticipated loss. The percentage-of-completion method relies on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made.

         During the quarters ended June 30, 2003 and 2002 our subsidiary, Stratasoft, recognized revenues on the percentage-of-completion basis for several projects associated with South Asia. For these projects, Stratasoft entered into a three-party contract between Stratasoft, the South Asia reseller and the end-user customers. Stratasoft was responsible for performing the substantial majority of the project for the end-user customer, from whom Stratasoft was directly obligated to be paid for such project.

         I-Sector has risk to the extent that this group of customers have not paid or issued contractual letters of credit up to the level of cost and earnings recognized. On our projects in South Asia we typically require a cash payment or letter of credit from the customer prior to shipping the product. Additionally, Stratasoft has had revenues derived from Africa, the United Kingdom, and Canada.

                  Services Revenue. All of I-Sector's segments earn revenue from providing stand-alone services revenues. These revenues consist of billings for engineering and technician time, programming services, which are provided on either an hourly basis or a flat-fee basis, and the service component of maintenance and repair service ticket transactions. These services are contracted for separately from any product sale, and are recognized when the service is performed and when collection is reasonably assured. . Some of I-Sector's segments sometime earn agency fee revenue from various sources, the primary source of which is referring customers to other organizations for which an agency fee is received. These revenues are recognized at the earlier of when payment is received or when notification of amounts being due is received from the entity paying such agency fee and collectiblity is reasonably assured.

         We maintain allowances for doubtful accounts and notes receivable for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         CREDIT AND COLLECTIONS POLICY - Inherent in the Company's revenue recognition policy is the determination of the collectibility of amounts due from its customers, which requires the Company to use estimates and exercise judgment. The Company routinely monitors its customer's payment history and current credit worthiness to determine that collectibility is reasonably assured and, in some instances, requires letters of credit in support of contracted amounts. This requires the Company to make frequent judgments and estimates in order to determine the appropriate period to recognize a sale to a customer and the amount of valuation allowances required for doubtful accounts. The Company records provisions for doubtful accounts when it becomes evident that the customer will not be able to make the required payments either at contractual due dates or in the future. Changes in the financial condition of the Company's customers, either adverse or positive, could impact the amount and timing of any additional provision for doubtful accounts that may be required.

LIQUIDITY AND CAPITAL RESOURCES

         Our working capital was $3,382 and $5,539 at June 30, 2003 and December 31, 2002, respectively. As of June 30, 2003, we had outstanding inventory floor plan financings of $6,845 and an available borrowing base of $655 under our Textron Finance Division credit facility. Cash used in continuing operating activities decreased from $1,118 in the first six months of 2002 to $674 for the comparable period in 2003. As further explained below, cash used in investing activities increased from $223 in 2002 to $706 in 2003 due to the acquisition of Digital Precision discussed in Note 10 to the Condensed Consolidated Financial Statements. Cash used for financing activities decreased from $266 in 2002 to $104 in 2003, primarily due to decreased purchases of treasury stock.

         On January 31, 2002 we entered into a credit agreement with Textron Financial Corporation ("Textron") for a revolving line of credit (the "Textron Facility"). The total credit available under the Textron facility was $4,000, however In December 2002, Textron increased the credit available on a temporary basis to $5,500 and in April 2003 increased the credit available again on a temporary basis to $7,500. The temporary increase was made permanent in August 2003. The Textron facility is subject to borrowing base limitations that are generally computed as 80% eligible accounts receivable and 90% of identifiable inventory purchased under this agreement and 40% of all other inventory. In connection with the increase in the credit line, a modification was made to the borrowing base limitations that restricted the eligibility of accounts receivable for collateralization by disallowing as eligible any customer's receivables in their entirety that have balances over 90 days old that exceed 25% of their total balance. We may use up to $500 of the line for working capital advances under approved conditions. Borrowings under the Textron facility accrue interest at the prime rate plus 2.5% on outstanding balances that extend beyond the vendor approved free interest period and on working capital advances from date of advance. Inventory floor plan borrowings are reflected in accounts payable on the accompanying balance sheets. At, June 30, 2003, we had $6,845 outstanding on inventory floor plan finance borrowings, $0 outstanding on working capital advances and had total credit availability of $655 based upon the temporary line increase to $7,500.

         This agreement is collateralized by substantially all of our assets except our patent license assets. The agreement contains restrictive covenants, which require us to maintain minimum tangible capital funds of $4,000,000 and a minimum debt to tangible capital funds ratio of 2 to 1. At June 30, 2003 we were not in compliance with all of the loan covenants; however. The Company subsequently received a waiver on such non-compliance for that date. We are in negotiations with Textron to modify the loan covenant agreement and we believe we will be able to comply with these covenants in future reporting periods. In the event we do not maintain compliance, we would be required to seek waivers from Textron for those events, which, if not obtained, could accelerate repayment and require us to seek other sources of finance.

         Operating activities used net cash totaling $929 during the six months ended June 30, 2003, including $255 related to discontinued operations. Operating activities used net cash during the period primarily due to a net loss of $1,731, an increase in accounts receivable of $1,856 and an increase in inventory of $1,029, offset by a increase in accounts payable of $3,390. Additionally, the uses of cash were offset by cash produced from increased billings in excess of cost and estimated earnings of $198 and an increase in accrued expenses of $158, and increased by an increase in cost and estimated earnings in excess of billings of $191. The increase in accounts receivable of $1,856 (28.4%) offset by bad debt write-offs of $58 7to $8,324 at June 30, 2003 from $6,525 at December 31, 2003 was primarily due to an increase in INX receivables of $1,777 (39.9%) to $6,231 from $4,454, which was due to the significant growth in its revenues. Our Stratasoft accounts receivables increased by $107 (9.5%) to $1,231 from $1,124 due to increased revenues of $970 for the quarter ended June 30, 2003 over our quarter ended December 31, 2002. Our Valerent accounts receivables increased by $347 (86.8%) to $747 from $400 due to increased revenues of $374 over revenues for our quarter ended December 31, 2002. Additionally, our receivables from discontinued operations decreased by $332 (76.9%) to $100 from $432 at December 31, 2002. This is primarily attributed to settlements with customers of our discontinued Computer Products Division and our Telecom Division late in 2002 of which some was paid in 2003. These receivables had previously been fully reserved, but were reversed when the settlements, were reached.

         The increase in inventory of $1,029 (144.7%) to $1,911 at June 30, 2003 from $781 at December 31, 2003 was primarily due to growth of inventory in our INX subsidiary. Such growth in inventory was primarily attributable to increases in INX transactions that occurred just prior to June 30, 2003, which created an increase in inventory that was in the process of being prepared for delivery to customers by INX at June 30, 2003.

         The increase in accounts payable of $3,389 (70.0%) to $8,234 at June 30, 2003 from 4,844 at December 31, 2003 was primarily due to growth of INX, which resells Cisco Systems and purchases such products either directly from Cisco Systems, in which case accounts payable are outstanding under our Textron credit facility, or through various suppliers, in which case such accounts payable are outstanding under either our Textron credit facility or credit facilities established directly with such suppliers. Under our Textron credit facility the Company is typically obligated to pay for purchases within 60 days following such purchases. Under credit facilities established with distribution channel suppliers, we are typically obligated to pay for purchases within 30 days of such purchases. We expect INX revenue to continue to grow. Such INX revenue growth impacts our cash flow if the growth exceeds increases in available credit under our available credit facilities utilized to finance our product purchases and this could cause the Company to seek other sources of financing such as through the sale of stock.

         Our negative cash flows from operations have been in large part due to discretionary ongoing expenditures in the areas of sales and marketing related to attempts to produce rapid growth, which we believe is a key to our business strategy. These negative cash flows from operations have been balanced by cash flows generated from financing activities, as we have utilized our growing short-term asset base of accounts receivables and inventory to securitize a growing credit facility with Textron, our primary provider of operational financing.

         We believe our working capital needs during the remainder of 2003 can be met from our existing cash balances, cash generated by our operations and borrowings under our credit facilities. Continued revenue growth is likely to create a need for increased debt and/or equity capital financing resources. There can be no assurance that we will be able to obtain such resources, however, while we have not engaged an investment bank, we have maintained dialog with a number of sources of both equity and debt financing, and we believe that, so long as we produce reasonably improving results from this point forward, we will be successful in obtaining at least the minimal required debt and/or equity capital necessary to sustain continued growth until we reach profitability, at which time we expect profits to mitigate the need for equity financing, as we should be able to leverage our growing asset base to obtain additional required debt financing necessary to finance continued growth as necessary.

         We are aware of no other substantial changes in trends, or other events, that will materially change our liquidity situation other than those that are normal as a part of growth, such as increasing assets and liabilities associated directly with such growth, such as growth in accounts receivables and inventory and settlement of litigation. We have no substantial short-term balloon payments, planned significant capital expenditures, or any other out-of-the-ordinary substantial known requirements to be satisfied.

RELATED PARTY TRANSACTIONS

         We have from time to time made payments on behalf of Allstar Equities, Inc., a Texas corporation ("Equities"), which is wholly-owned by our President and Chief Executive Officer, on his behalf personally, for taxes, property and equipment. Effective on December 1, 1999 a note payable by Equities was signed for $336 for 60 monthly installments of $7. The note bears interest at 9% per year. At June 30, 2003 and December 31, 2002, the Company's receivables from Equities amounted to approximately $46 and $87, respectively. Additionally, from time to time the Company has made payments to unrelated parties, primarily for use of a credit card, for transactions that either wholly or partially benefit our President and Chief Executive Officer and which therefore are accounted for as indebtedness from him to the Company and on which he paid interest of 6% per annum on the average outstanding balance. During August 2002, in order to be in complete compliance with the Sarbanes-Oxley Act of 2002, the Company made a demand for repayment of the outstanding balance at that time of $94 related to the President and CEO's personal credit card usage. The President and CEO paid the entire balance in December 2002 and there is no balance due at June 30, 2003 or at December 31, 2002.

         We lease office space from Equities. On December 1, 1999 Equities purchased our building and executed a direct lease with us with an expiration date of December 31, 2004. In conjunction with Equities obtaining new financing on the building, a new lease was executed with us on February 1, 2002 with an expiration date of January 31, 2007. The new lease has rental rates of $37,192 per month.

         From time to time we have obtained an independent survey of real estate rental rates and have consulted with real estate consulting firms to determine market rates of facilities that are comparable to our Houston headquarters facility. We believe that the rental rate and other terms of our lease from Equities are at least as favorable as those that could be obtained in an arms-length transaction with an unaffiliated third party.

         From time to time we make short-term loans and travel advances to our employees. The balance of approximately $23 and $12 relating to these loans and advances is included in the Company's balance sheet and reported as part of Accounts receivable -other at June 30, 2003 and December 31, 2002, respectively.

         We have three stock-based option plans, the 1996 Incentive Stock Plan, the 1996 Non-Employee Director Stock Option Plan and the 2000 Stock Incentive Plan. Under the 2000 Incentive Plan, all of our employees, including officers, consultants and non-employee directors are eligible to participate.

         Additionally, each of our subsidiaries has an incentive stock option plan in place. The subsidiary plans have not been presented to the shareholders of I-Sector for approval. The only subsidiary with options granted under its plan incurred a net loss for each of the periods presented, and as a result our share of subsidiary net loss does not change for purposes of computation of I-Sector's net income.

         Only one of our subsidiaries, INX, has granted incentive awards under its incentive plan, and such awards have been granted to certain employees and to management of INX. Under INX's plan such options vest ratably over three to five years. The quantity of incentive options that are eligible to vest each year for INX's two most senior executives is determined based on the percentage of attainment of predefined financial goals by INX. Any unvested stock options vest immediately upon the occurrence of a liquidity event for that subsidiary. The subsidiary options expire ten years after the grant date if they are not exercised. The subsidiary stock option grants are subject to dilution when I-Sector purchases additional shares of the subsidiary stock in order to keep the subsidiary sufficiently capitalized. INX has 5,884,275 options granted and outstanding, of which 1,910,275 are vested at June 30, 2003. There are 3,115,725 shares in INX's plan available to be issued at June 30, 2003. The tables below reflect the ownership INX at June 30, 2003 and summarize the potential dilutive effect on I-Sector's ownership in INX if all options granted at June 30, 2003 were fully vested and option grants were exercised, and include the effects of the issuance of stock in 2004 relating to INX's acquisition of certain assets and liabilities of Digital Precision, Inc. (See note 10.)

Ownership of INX at June 30, 2003:

                                                                 Outstanding Shares of     Percent of Common Stock
                                                                   INX Common Stock         Owned and Outstanding
                                                                 ---------------------     -----------------------

Common Stock owned by I-Sector                                           18,334,333                         100%
                                                                   ----------------            ----------------

Total Common Stock Outstanding                                           18,334,333                         100%
                                                                   ================            ================

Potential Future I-Sector Dilution of Ownership of INX:

    Common Stock owned by I-Sector                                       18,334,333                        68.0%
        At June 30, 2003
    Options granted and outstanding
      at June 30, 2003 (1)                                                5,884,275                        21.8%
    Contingent obligation to issue
      Common Stock related to
      acquisition (2)                                                     1,800,000                         6.7%
    Contingent obligation to grant
      options in April, 2004 (3)                                            900,000                         3.3%
    Other options promised to new employees                                  25,000                         0.1%
                                                                   ----------------            ----------------

        Total                                                            26,943,608                       100.0%
                                                                   ================            ================

(1) Options granted and outstanding at June 30, 2003 include option grants for 4,100,000 shares of INX granted to the two senior executives of INX and vesting of these option grants is performance-based relating to the percentage of predefined financial goals attained by INX while these two senior executives remain employed. Any of the shares associated with this group of option grants that become eligible for vesting, but do not vest due to financial performance, as compared to predefined goals, are forfeited and will no longer be eligible for vesting unless there is a liquidity event that returns a pre-defined return on investment to I-Sector. Additionally, included in the option grants outstanding at June 30, 2003 are grants for 500,000 shares granted to key employees related to an acquisition (see Note 10), and this group of option grants vested immediately upon grant. The remainder of the shares included in option grants outstanding at June 30, 2003 vest over either three or five years based upon continued employment by INX of the individuals to whom such grants have been made. All options granted by INX expire in ten years if unexercised.

(2) In connection with the acquisition of certain assets and liabilities of Digital Precision, Inc. (see note 10), a portion of the consideration given by INX was the contingent obligation to issue 1,800,000 shares of INX Common Stock to Digital Precision, Inc. when and if three key employees complete one year of employment with INX. If any of such key employees terminates employment without cause before completion of one year of employment, the number of shares of Common Stock to be issued is decreased by scheduled and agreed upon percentages.

(3) INX entered into employment agreements with certain of the former owners and employees of Digital Precision, Inc. that set forth that if they met certain performance goals during the first two calendar quarters following the completion Digital Precision transaction and for the twelve months subsequent to the acquisition, that certain option grants would be made. As of June 30, 2003, there is the potential that options for 900,000 shares of INX will be granted to them on or after April 4, 2004 at fair value at that date.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We incur certain market risks related to interest rate variations because we hold floating rate debt. Based upon the average amount of debt outstanding during the three months ended June 30, 2003, a one-percent increase in interest rates paid by us on our floating rate debt would not have resulted in an increase in interest for the period.

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

         The Equal Employment Opportunity Commission ("EEOC") filed a Charge of Discrimination against Stratasoft on behalf of Jennifer R. Bond on August 1, 2002 in the EEOC Minneapolis, Minnesota office. Stratasoft believes that the charge is without merit and intends to vigorously contest the charge.

         We are party to other litigation and claims which management believes are normal in the course of its operations; while the results of such litigation and claims cannot be predicted with certainty. We believe the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

ITEM 2.  OTHER INFORMATION

         We disclosed in our Proxy Statement and Notice of Annual Meeting of Stockholders to be held August 20, 2003, that our Secretary of the Board, our retired former Chief Financial Officer, Mr. Donald R. Chadwick, is serving as a member of our Audit Committee. Mr. Chadwick does not yet meet the three years of non-employee status requirement for independence. We are relying on the Marketplace Rule 4350D2B for his appointment to the Audit Committee since he is not a current employee.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          I-Sector Corporation.

August 19, 2003           By: /s/ JAMES H. LONG
Date                         ------------------
                          James H. Long, Chief Executive Officer, Chief
                          Financial Officer, President and Chairman of the Board

                          By: /s/ PATRICIA L. WINSTEAD
                             -------------------------
                          Patricia L. Winstead, Vice President and
                          Controller, Chief Accounting Officer

ITEM 6.  EXHIBITS

         Exhibit 31 - Certification

         Exhibit 32 - Certification pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002