Form 10-Q
period 2003-09-30
I SECTOR CORP
filed 2003-11-10
CIK 1020017

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2003
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

Title                                      Outstanding

Common Stock, $.01 par value per share     As of November 7, 2003
                                           3,707,155 shares outstanding

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                              I-SECTOR CORPORATION
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003

                          Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements - I-Sector Corporation (Unaudited):

         Condensed Consolidated Balance Sheets at September 30, 2003 and December 31, 2002

         Condensed Consolidated Statements of Income for the three months ended September 30, 2003 and 2002

         Condensed Consolidated Statements of Income for the nine months ended September 30, 2003 and 2002

         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002

         Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures

                           Part II. Other Information

Item 1.  Legal Proceedings

Item 2.  Other Information

Item 6.  Exhibits
         Exhibit 31 Certification
         Exhibit 32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Signatures

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and par value amounts)

                                                   September 30,    December 31,
                                                     2003               2002
                                                     ----               ----
                                                            (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                  $       1,954     $       3,491
     Accounts receivable-trade, net of
       allowance of $1,965 and $2,153                  10,951             6,525
     Accounts receivable - affiliates                      38                99
     Accounts receivable - other                           30                57
     Notes receivable                                     655               898
     Inventory                                          1,543               781
     Cost and estimated earnings in
       excess of billings                               1,370               709
     Income taxes receivable                             -                  488
     Other current assets                                 465               356
                                                   ----------       -----------
         Total current assets                          17,006            13,404
Property and equipment, net                             1,221             1,115
Patent licenses, net of amortization
  of $236 and $148                                        879               955
Other intangible assets, net of amortization
  of $546 and $356                                        487               207
Other assets                                              232                70
                                                   ----------       -----------
Total                                           $      19,825     $      15,751
                                                   ==========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long term debt          $         525     $         157
     Accounts payable                                   8,801             4,844
     Billings in excess of cost
       and estimated earnings                             105                75
     Accrued expenses                                   3,157             1,803
     Net liabilities related to
       discontinued operations                            600               904
     Deferred  revenue                                    157                81
                                                   ----------       -----------
         Total current liabilities                     13,345             7,864
Long term debt, net of current maturities                 203               247

Commitments and contingencies                              -                 -
Stockholders' equity:
     Preferred stock, $.01 par value,
         5,000,000 shares
         authorized, no shares issued
     Common stock, $.01 par value,
         15,000,000 shares authorized,
         4,518,955 and 4,441,325 shares
         issued at September 30, 2003
         and December 31, 2002                             45                44
     Additional paid-in capital                        10,473            10,379
     Deferred compensation                                 78              -
     Treasury stock, 811,800 shares, at cost           (1,373)           (1,373)
     Retained deficit                                  (2,946)           (1,410)
                                                   ----------       -----------
         Total stockholders' equity                     6,277             7,640
                                                   ----------       -----------
Total                                           $      19,825    $       15,751
                                                   ==========       ===========

     The accompanying notes are an integral part of these condensed consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                   (Unaudited)



                                                Three Months Ended September 30,

                                                     2003              2002
                                                     ----              ----


Revenues:
     Products                                   $      16,302    $      8,326
     Services                                           2,264           1,538
     Custom projects                                    2,415           1,743
                                                   ----------      ----------
     Total revenues                                    20,981          11,607
                                                   ----------      ----------
Cost of sales and services:
     Products                                          14,066           7,435
     Services                                           1,396           1,064
     Custom projects                                      728             781
                                                   ----------      ----------
     Total cost of sales and services                  16,190           9,280
                                                   ----------      ----------
     Gross profit                                       4,791           2,327
Selling, general and administrative expenses            4,621           2,619
                                                   ----------      ----------
     Operating income (loss)                              170            (292)
Interest and other income (expense)                       (11)              3
                                                   ----------      ----------
     Income (loss) from continuing
       operations before benefit for
       income taxes                                       159            (289)
Benefit for income taxes                                  (12)           -
                                                   ----------      ----------
     Net income (loss) from continuing
       operations                                         171            (289)
Discontinued operations:
     Gain (loss) on disposal of
       discontinued operations, net of taxes               23              (1)
                                                   ----------      ----------
Net income (loss)                               $         194    $       (290)
                                                   ==========      ==========

Net income (loss) per share:
     Basic:
         Net income (loss) from
           continuing operations                $       0.04     $      (0.08)
         Gain on disposal of discontinued
           operations, net of taxes                     0.01             0.00
                                                   ---------       ----------
              Net income (loss) per share       $       0.05     $      (0.08)
                                                   =========       ==========
     Diluted:
         Net income (loss) from continuing
           operations                           $       0.03     $      (0.08)
         Gain on disposal of discontinued
           operations, net of taxes                     0.01             0.00
                                                   ---------       ----------
              Net income (loss) per share       $       0.04     $      (0.08)
                                                   =========       ==========

Shares used in computing net income (loss)
     per share:
     Basic                                          3,703,206       3,629,525
                                                   ==========      ==========
     Diluted                                        3,974,298       3,629,525
                                                   ==========      ==========

     The accompanying notes are an integral part of these condensed consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                   (Unaudited)



                                                 Nine Months Ended September 30,

                                                     2003              2002
                                                     ----              ----

Revenues:
     Products                                   $      35,655    $     21,284
     Services                                           5,282           4,220
     Custom projects                                    5,995           5,571
                                                   ----------      ----------
     Total revenue                                     46,932          31,075
Cost of sales and services:
     Products                                          31,181          18,964
     Services                                           3,852           3,355
     Custom projects                                    2,104           2,488
                                                   ----------      ----------
     Total cost of sales and services                  37,137          24,807
                                                   ----------      ----------
     Gross profit                                       9,795           6,268
Selling, general and administrative
     expenses                                          11,556           7,255
                                                   ----------      ----------
     Operating loss                                    (1,761)           (987)
Interest and other income                                  93               1
                                                   ----------      ----------
     Loss from continuing operations before
     benefit for income taxes                          (1,668)           (986)
Benefit for income taxes                                  (93)         (1,189)
                                                   ----------      ----------
     Net (loss) income from continuing
       operations                                      (1,575)            203
Discontinued operations:
     Gain on disposal of discontinued
       operations, net of taxes                            39              17
                                                   ----------      ----------
Net (loss     ) income                          $      (1,536)   $        220
                                                   ==========      ==========

Net (loss) income per share:
     Basic:
         Net (loss) income from continuing
           operations                           $      (0.43)    $       0.05
         Gain on disposal of discontinued
           operations,
          net of taxes                                  0.01             0.01
                                                   ---------       ----------
              Net (loss) income per share       $      (0.42)    $       0.06
                                                   =========       ==========

     Diluted:
         Net (loss) income from continuing
           operations                           $      (0.43)    $       0.05
         Gain on disposal of discontinued
           operations, net of taxes                     0.01             0.01
                                                   ---------       ----------
              Net (loss) income per share       $      (0.42)    $       0.06
                                                   =========       ==========

Shares used in computing net income (loss)
      per share:
         Basic                                      3,643,346       3,736,704
                                                   ==========      ==========
         Diluted                                    3,643,346       3,783,345
                                                   ==========      ==========

     The accompanying notes are an integral part of these condensed consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                Nine Months Ended September 30,
                                                     2003              2002
                                                     ----              ----

Net (loss) income                               $      (1,536)   $        220
Adjustments to reconcile net (loss) income
  to net cash
     provided by (used in) operating activities:
     Gain on disposal of discontinued operations          (39)            (17)
     Depreciation and amortization                        548             425
     (Gain) loss on retirement of assets                 (157)             21
     Bad debt expense (recoveries)                      1,051            (340)
     Current tax benefit on gain on disposal
       of discontinued operations                         (20)             (9)
Changes in assets and liabilities that
  provided (used) cash:
     Accounts receivable-trade                         (4,821)         (1,491)
     Accounts receivable - affiliates                      61              39
     Accounts receivable - other                           27             (92)
     Inventory                                           (661)           (162)
     Income tax receivable                                488             (56)
     Notes receivable                                    (575)           (622)
     Other current assets                                 (38)            (67)
     Cost and estimated earnings in excess
      of billings                                        (661)            393
     Accounts payable                                   4,404           2,319
     Accrued expenses                                   1,354             112
     Billings in excess of cost and
      estimated earnings                                   30             118
     Deferred  revenue                                     76              (5)
                                                   ----------     -----------

Net cash (used in) provided by continuing
       operating activities                              (469)            786
Net cash used in discontinued activities                 (231)           (417)
                                                   ----------     -----------
     Net cash (used in) provided by operating
       activities                                        (700)            369

Cash flows from investing activities:
     Proceeds on sale of fixed assets                      80              -
     Acquisition of Digital Precision, Inc
      (inclusive of acquisition costs)                   (566)             -
     Capital expenditures                                (323)           (265)
                                                   ----------     -----------

     Net cash used in investing activities               (809)           (265)
                                                   ----------     -----------

Cash flows from financing activities:
     Exercise of stock options                             95              -
     Purchase of treasury stock                           -              (186)
     Payments on long-term debt                          (123)           (151)
                                                   ----------     -----------

     Net cash used in financing activities                (28)           (337)
                                                   ----------     -----------

Net decrease in cash and cash equivalents              (1,537)           (233)
Cash and cash equivalents at beginning of period        3,491           3,434
                                                   ----------     -----------
Cash and cash equivalents at end of period      $       1,954    $      3,201
                                                   ==========     ===========
Supplemental disclosures of cash flow informatio
Non-cash items supplemental disclosure:
     Other receivable for proceeds of sale of
       fixed assets                             $          30    $          0
                                                   ==========     ===========
     Options granted for consulting services    $          78    $          0
                                                   ==========     ===========
Supplemental Schedule of Noncash Investing and
     Financing Activities:
     Additional paid in capital from
       expiration of stock warrants             $           0    $        195
                                                   ==========     ===========

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

         The condensed consolidated financial statements presented herein as of and for the three-month and nine-month periods ended September 30, 2003 and 2002 are unaudited; however, all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods covered have been made and are of a normal, recurring nature. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet at December 31, 2002 is derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Although management believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in I-Sector's 2002 Annual Report on Form 10-K.

         Reclassifications - Certain prior period amounts in the consolidated financial statements presented herein have been reclassified to conform to current period presentation.

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

         Revenue Recognition - I-Sector has a number of different revenue components, which vary between its three reportable operating segments. Each reportable operating segment has more than one revenue component, and revenue is recognized differently for each component (or "stream") of revenue earned by operating segment. The material revenue streams earned by I-Sector, some of which are earned by more than one operating segment, and some by only one operating segment, are:

                  Products Revenue. Three of I-Sector's segments earn revenue from product shipments. Product shipment revenue occurs when products manufactured by other parties are purchased and resold to a customer and such products are contracted for independently of material services. I-Sector recognizes revenue from product shipments when the product is shipped or delivered to the customer. In all three of these segments, the four criteria for revenue recognition has been met because: (1) there are written, executed contracts, or in the case of Valerent in some situations there are binding purchase orders; (2) delivery has occurred or services have been rendered. Stratasoft, however, recognizes revenues on the percentage of completion method, as described below; (3) the price is fixed or determinable, and (4) collectibility is reasonably assured. Each of I-Sector's business segments perform credit research prior to extending credit. In Stratasoft's business segment, a substantial portion of the total contract price is received in cash or letter of credit when the unit is installed.

                  Custom Project Revenue. One of I-Sector's segments, Stratasoft, earns revenues from projects that are recognized using the percentage of completion method of accounting for such revenues. The majority of Stratasoft's revenues consist of system sales in which it bundles its proprietary software, along with third-party hardware products and material related software customization services, installation, training services, warranty services and incidental post contract support ("PCS") together under a single contract with the customer. PCS is insignificant on such contracts for one year or less, and therefore, we have determined that the value of such PCS should not be unbundled from the project revenue as set forth in paragraph 59 of SOP 97-2. Accordingly, such PCS revenue is recognized together with the project revenue, and the estimated cost to provide the PCS is accrued. The value of the PCS is determinable within the contract, which defines the period that the PCS is granted and offers renewals at stated amounts, thereby defining the value of the PCS. The software customization, together with the hardware customization and integration, represent a significant modification, customization and/or production of the product and, therefore, the entire arrangement is required to be accounted for using the percentage of completion method of accounting pursuant to SOP 81-1. The percentage of revenue recognized in any particular period is determined principally on the basis of the relationship of the cost of work performed on the contract to estimated total costs. The percentage-of-completion method relies on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Revisions of estimates are reflected in the period in which the facts necessitating the revisions become known. When a contract indicates a loss, a provision is made for the total anticipated loss. The following reflects the amounts relating to uncompleted contracts at September 30, 2003 and December 31, 2002:

                                                 September 30,  December 31,
                                                     2003           2002
                                                 ------------   ------------

         Costs incurred on uncompleted
           contracts                               $     904    $     429
         Estimated earnings                            2,847        1,478
                                                    --------     --------
                                                       3,751        1,907
         Less: Billings to date                        2,492        1,273
                                                    --------     --------
                  Total                            $   1,265    $     634
                                                    ========     ========

         Included in accompanying balance
           sheets under the following captions:
         Cost and estimated earnings in
           excess of billings                      $   1,370    $     709
         Billings in excess of cost and
           estimated earnings                           (105)         (75)
                                                    --------     --------
                  Total                            $   1,265    $     634
                                                    ========     ========

         During the quarter ended June 30, 2003, the Company recorded adjustments to defer revenue for certain custom projects that had more than one year of free PCS and certain renewals of PCS paid in advance. The adjustment includes approximately $152 related to years prior to 2003. Management determined that the effect of these adjustments was not material to the previously reported results or to the results expected for 2003.

         During 2002 and 2003 I-Sector has recognized revenues on the percentage-of-completion basis for several projects associated with one reseller in South Asia. For these projects, Stratasoft entered into a three-party contract between Stratasoft, the South Asia reseller and the end-user customers. Stratasoft was responsible for performing the substantial majority of the project for the end-user customer, from whom Stratasoft was directly obligated to be paid for such project by the end-user customer.

         Services Revenue. All of I-Sector's segments earn revenue from providing stand-alone services revenue. These revenues consist of billings for engineering and technician time, programming services, which are provided on either an hourly basis or a flat-fee basis, and the service component of maintenance and repair service ticket transactions. These services are contracted for separately from any product sale, and are recognized when the service is performed and when collection is reasonably assured. One of I-Sector's segments sometimes earns agency fee revenue from various sources, the primary source of which is referring customers to other organizations for which an agency fee is received. These revenues are recognized at the earlier of when payment is received or when notification of amounts being due is received from the entity paying such agency fee and collectiblity is reasonably assured.

         Credit Risk - The Company extends credit to its customers in the normal course of business and generally does not require collateral or other security. The Company performs ongoing credit evaluations of its customers' financial condition and, in some instances, requires letters of credit or additional guarantees in support of contracted amounts. Earnings are charged with a provision for doubtful accounts based on a current review of the collectibility of the accounts. Accounts deemed uncollectible are applied against the allowance for doubtful accounts.

         Warranty Reserve - I-Sector records a warranty reserve related to certain software products sold by its Stratasoft subsidiary. This reserve is classified in accrued expenses and is amortized over the life of the warranty, which is generally twelve months, against actual warranty expenditures. This warranty reserve relates to the estimate of warranty obligations from sales of call center telephony systems, which consist of Stratasoft's software, configured hardware components as well as telephone support relating to Stratasoft's software products. This liability amount has been consistently recorded within each period as a charge to cost of sales based upon 5% of period revenue. This percentage was based upon a review of the costs of providing the warranty work, which was initially performed in connection with the acquisition of the Stratasoft technology. Stratasoft incurs numerous types of costs related to the warranty work, which includes labor cost of technicians and programmers, hardware cost, the cost of developing and uploading software patches related to "bug fixes", telephone support, and hardware parts cost related to defective hardware sold as a part of a complete Stratasoft system. The majority of these costs are individually insignificant amounts for which the cost/benefit relationship does not warrant tracking, but which we periodically assess and continue to estimate at approximately five percent of Stratasoft sales. As the actual costs are not tracked, Stratasoft amortizes the recorded amounts to cost of sales over the average life of the contractual warranty period as costs are believed to be incurred ratably over the warranty period. The difference between the actual warranty costs incurred and the amount of amortization is not considered to be materially different. The following table depicts the composition of the warranty reserve at September 30, 2003 and December 31, 2002:

                                             Nine Months Ended    Year Ended
                                                 September 30,   December 31,
                                                     2003           2002
                                                 ------------    -----------

         Balance, beginning of year             $      305      $       263
         Additions to reserve                          270              373
         Expenses offset against reserve              (253)            (331)
                                                 ---------       ----------
         Balance, end of period                 $      322      $       305
                                                 =========       ==========

         Stock-Based Compensation - The Company has elected to account for stock-based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Bulletin ("APB") No. 25 "Accounting for Stock Issued to Employees". Under this method no compensation expense is recognized when the number of shares granted is known and the exercise price of the stock option is equal to or greater than the fair value of the common stock on the grant date. The Company has recorded no stock-based compensation associated with stock options granted to employees and directors in its consolidated statement of operations. I-Sector and its subsidiaries apply the fair value method as prescribed by SFAS No. 123, as interpreted and amended, for stock and stock options issued to non-employees and during the three and nine-month periods ended September 30, 2003, recorded $4 and $7 of expense, respectively. If compensation cost for all option issuances had been determined consistent with the fair value method, I-Sector's net loss and net loss per share would have increased to the pro-forma amounts indicated below for the three and nine-month periods ended September 30, 2003 and 2002, respectively.

                                                   Three months ended September 30,   Nine Months ended September 30,
                                                        2003              2002                 2003              2002
                                                        ----------------------                 ----------------------

Basic:
Net income (loss) as reported                         $   194           $  (290)             $  (1,536)        $   220
Deduct: Total stock-based employee compensation
     determined under fair value based method for
     all awards, net of related tax effects                 5                 6                     29              26
                                                       ------            ------               --------          -------

Pro forma net income (loss)                           $   189           $  (296)             $  (1,565)        $   194
                                                       ======            ======               ========          =======

Diluted:
Net income (loss) as reported                         $   194           $  (290)             $  (1,536)        $   220
Deduct:
Adjustment for subsidiary dilution                         44                -                      -               -
Total stock-based employee compensation
     determined under fair value based method for
     all awards, net of related tax effects                 5                 6                     29              26
                                                       ------            ------               --------          ------

Pro forma net (loss) income                           $   145           $  (296)             $  (1,565)        $   194
                                                       ======            =======              ========          ======
Earnings per share:
     Basic - as reported                              $  0.05           $ (0.08)             $   (0.42)        $  0.06
     Basic - pro forma                                $  0.05           $ (0.08)             $   (0.43)        $  0.05

     Diluted - as reported                            $  0.04           $ (0.08)             $   (0.42)        $  0.06
     Diluted - pro forma                              $  0.04           $ (0.08)             $   (0.43)        $  0.05

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

         In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51". FIN 46 addresses consolidation by business enterprises of variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. On October 9, 2003, the FASB issued FSP FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, providing a deferral of application of FIN 46 for interests held by public entities in a variable interest entity or potential variable interest entity until December 31, 2003 for qualified entities with a calendar year-end. The Company has not fully assessed the impact of FIN 46 on its financial statements, particularly its relationship with Allstar Equities, Inc., but the adoption of this statement is not expected to have a material impact on the Company's financial statements.

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

         In July 2003, the EITF reached a preliminary consensus on EITF 03-05, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software". EITF 03-05 requires revenue recognition under SOP 97-2 for all arrangements in which the software sold is essential to the functionality of the hardware. The EITF Board has not ratified the consensus, but the adoption of the EITF consensus once ratified is not expected to have a material impact on the Company's financial statements.

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

         During the nine months ended September 30, 2003 and 2002, I-Sector recognized a gain (loss) on disposal, net of income tax provision (benefit), of these three businesses as follows:

                                                      2003         2002

         IT Staffing, Inc.
           (net of taxes of $14 and $0)            $      26    $       1
         Computer Products Division
           (net of taxes of $(27) and $3)                (53)           5
         Telecom Division
           (net of taxes of $33 and $6)                   66           11
                                                     -------      -------
         Net gain on disposal                      $      39    $      17
                                                     =======      =======

         The balance sheet caption "Net Liabilities related to discontinued operations" contains $600 and $904 at September 30, 2003 and December 31, 2002, respectively, of estimated future expenses related to the winding up of the IT Staffing business, the Telecom Division and the Computer Products Division, and includes amounts related to settlement of pending litigation and to Telecom warranties.

3.       SEGMENT INFORMATION

         I-Sector has four reportable segments: INX, Stratasoft, Valerent and Corporate. Corporate is not an operating segment. The accounting policies of the business segments are the same as those for I-Sector. I-Sector evaluates performance of each segment based on operating income. Management views accounts receivable and inventory and not total assets in their decision-making. Inter-segment sales and transfers are not significant and are shown in the Elimination column in the following table. The tables below show the results of the four reportable segments:

For the quarter ended September 30, 2003:

                                               INX        Stratasoft    Valerent    Corporate   Eliminations Consolidated

Revenues:
Products                                     $   15,954   $      -     $      515   $      -     $     (167)  $   16,302
Services                                          1,392          -            877          -             (5)       2,264
Custom projects                                     -          2,415          -            -            -          2,415
                                              ---------    ---------    ---------    ---------    ---------    ---------
Total revenues                                   17,346        2,415        1,392          -           (172)      20,981
                                              ---------    ---------    ---------    ---------    ---------    ---------
Cost of sales and services
Products                                         13,758          -            474          -           (166)      14,066
Service                                             795          -            606          -             (5)       1,396
Custom projects                                     -            728          -            -            -            728
                                              ---------    ---------    ---------    ---------    ---------    ---------
Total cost of sales and service                  14,553          728        1,080          -           (171)      16,190
                                              ---------    ---------    ---------    ---------    ---------    ---------
Gross profit                                      2,793        1,687          312          -             (1)       4,791
     Selling, general and administrative
 expenses                                         2,126        1,754          455          287           (1)       4,621
                                              ---------    ---------    ---------    ---------    ---------    ---------
Operating income (loss)                      $      667   $      (67)  $     (143)  $     (287)  $      -            170
                                              =========    =========    =========    =========    =========    =========
Interest and other income                                                                                            (11)
                                                                                                               ---------
Income from continuing operations
 before benefit for income taxes                                                                                     159
Benefit for income taxes                                                                                             (12)
                                                                                                               ---------
Net income from continuing operations                                                                                171
Net gain on disposal of discontinued
     operations, net of taxes                                                                                         23
                                                                                                               ---------
Net income                                                                                                    $      194
                                                                                                               =========

Accounts receivable, net                     $    9,281   $      795   $      710   $      -     $      -     $   10,786
                                              =========    =========    =========    =========    =========    =========
Accounts receivable retained from
     discontinued operations, net                                                                                    165
                                                                                                               ---------
Total accounts receivable, net                                                                                $   10,951
                                                                                                               =========

Inventory                                    $    812     $      702   $       29   $      -     $      -     $    1,543
                                              =========    =========    =========    =========    =========    =========

For the quarter ended September 30, 2002:

                                               INX        Stratasoft    Valerent    Corporate   Eliminations Consolidated
Revenues:
Products                                     $    8,034   $      -     $      303   $      -     $      (11)  $    8,326
Services                                            550                       988          -            -          1,538
Custom projects                                     -          1,743           -           -            -          1,743
                                              ---------    ---------    ---------    ---------    ---------    ---------
      Total revenues                              8,584        1,743        1,291          -            (11)      11,607
                                              ---------    ---------    ---------    ---------    ---------    ---------
Cost of sales and services
Products                                          7,150          -            296          -            (11)       7,435
Service                                             377          -            687          -            -          1,064
Custom projects                                     -            781           -           -            -            781
                                              ---------    ---------    ---------    ---------    ---------    ---------
Cost of sales and services                        7,527          781          983          -            (11)       9,280
                                              ---------    ---------    ---------    ---------    ---------    ---------
Gross profit                                      1,057          962          308                                  2,327
Selling, general and
     administrative expenses                        966          914          569          170          -          2,619
                                              ---------    ---------    ---------    ---------    ---------    ---------
Operating (loss) income                      $       91   $       48   $     (261)  $     (170)  $      -           (292)
                                              =========    =========    =========    =========    =========    =========
Interest and other income (expense)                                                                                    3
                                                                                                               ---------
Loss from continuing operations before
 benefit for income taxes                                                                                           (289)
Benefit for income taxes                                                                                             -
                                                                                                               ---------
Net loss from continuing operations                                                                                 (289)
Net loss on disposal of discontinued
         operations, net of taxes                                                                                     (1)
                                                                                                               ---------
Net loss                                                                                                      $     (290)
                                                                                                               =========

Accounts receivable, net                     $      863   $    3,943   $    1,303   $       23   $      -     $    6,132
                                              =========    =========    =========    =========    =========    =========
Inventory                                    $       60   $      324   $      416   $        0   $      -     $      801
                                              =========    =========    =========    =========    =========    =========

For the nine months ended September 30, 2003:

                                               INX        Stratasoft    Valerent    Corporate   Eliminations Consolidated

Revenues:
Products                                     $   34,795   $      -     $    1,219   $      -     $     (359)  $   35,655
Services                                          2,725          -          2,562          -             (5)       5,282
Custom projects                                     -          5,995          -            -            -          5,995
                                              ---------    ---------    ---------    ---------    ---------    ---------
Total revenues                                   37,520        5,995        3,781          -           (364)      46,932
                                              ---------    ---------    ---------    ---------    ---------    ---------
Cost of sales and services
Products                                         30,448          -          1,090          -           (357)      31,181
Service                                           2,068          -          1,789          -             (5)       3,852
Custom projects                                     -          2,104                       -            -          2,104
                                              ---------    ---------    ---------    ---------    ---------    ---------
Cost of sales and services                       32,516        2,104        2,879          -           (362)      37,137
                                              ---------    ---------    ---------    ---------    ---------    ---------
Gross profit                                      5,004        3,891          902          -             (2)       9,795
Selling, general and
administrative expenses                           4,518        4,694        1,551          795           (2)      11,556
                                              ---------    ---------    ---------    ---------    ---------    ---------
Operating (loss) income                      $      486   $     (803)  $     (649)  $     (795)  $   -            (1,761)
                                              =========    =========    =========    =========    =========    =========
Interest and other income                                                                                             93
                                                                                                               ---------
Loss from continuing operations
 before benefit for income taxes                                                                                  (1,668)
Benefit for income taxes                                                                                             (93)
                                                                                                               ---------
Net loss from continuing operations                                                                               (1,575)
Net gain on disposal of discontinued
      operations, net of taxes                                                                                        39
                                                                                                               ---------
Net loss                                                                                                      $   (1,536)
                                                                                                               =========

For the nine months ended September 30, 2002:

                                               INX        Stratasoft    Valerent    Corporate   Eliminations Consolidated
Revenues:
Product                                      $   20,550   $      -     $      940   $      -     $     (206)  $   21,284
Services                                          1,177          -          3,043          -            -          4,220
Custom projects                                     -          5,571          -            -            -          5,571
                                              ---------    ---------    ---------    ---------    ---------    ---------
Total revenue                                    21,727        5,571        3,983          -           (206)      31,075
                                              ---------    ---------    ---------    ---------    ---------    ---------
Cost of sales and services
Product                                          18,270          -            900          -           (206)      18,964
Service                                           1,208          -          2,147          -            -          3,355
Custom projects                                     -          2,488          -            -            -          2,488
                                              ---------    ---------    ---------    ---------    ---------    ---------
Total cost of sales and services                 19,478        2,488        3,047          -           (206)      24,807
                                              ---------    ---------    ---------    ---------    ---------    ---------
Gross profit                                      2,249        3,083          936          -            -          6,268
Selling, general and
     administrative expenses                      2,446        2,600        1,723          486          -          7,255
                                              ---------    ---------    ---------    ---------    ---------    ---------
Operating (loss) income                      $     (197)  $      483   $     (787)  $     (486)   $     -           (987)
                                              =========    =========    =========    =========    =========    =========
Interest and other income                                                                                              1
                                                                                                               ---------
Loss from continuing operations before
 benefit for income taxes                                                                                           (986)
Benefit for income taxes                                                                                          (1,189)
                                                                                                               ---------
Net income from continuing operations                                                                                203
Net gain on disposal of discontinued
      operations, net of taxes                                                                                        17
                                                                                                               ---------
Net income                                                                                                    $      220
                                                                                                               =========

International sales accounted for $681 or 3.2% and $378 or 3.3% of consolidated revenues and 28.2% and 21.7% of the Stratasoft segment revenues in the three months ended September 30, 2003 and 2002, respectively. In the nine months ended September 30, 2003 and 2002, international sales accounted for $2,627 or 5.6 % and $1,247 or 20.0% of consolidated revenues and 43.8% and 73.9% of the Stratasoft segment sales, respectively. International sales are derived from Southern Asia, Africa, United Kingdom, Greece, Europe, Granada, Japan and Canada.

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

         The potentially dilutive options of 134,503 for the three months ended September 30, 2002, and the potentially dilutive options of 201,473 for the nine months ended September 30, 2003 were not used in the calculation of diluted earnings since the effect of potentially dilutive securities in computing a loss per share is antidilutive. The potentially dilutive options totaling 271,092 for the three months ended September 30, 2003 and 46,641 and nine months ended September 30, 2002 were calculated under the treasury stock method.

         The potentially dilutive options of the Company's wholly-owned subsidiary, Internetwork Experts, Inc., (see Note 9) did impact the calculation of I-Sector's earnings per share in the quarter ended September 30, 2003 as indicated in the following table. The potentially dilutive options of Internetwork Experts, Inc. were not used in the calculation of diluted earnings attributable to the Company for the three months ended September 30, 2002, and for the nine months ended September 30, 2003 and 2002, respectively, since the effect would have been antidilutive.

                                                                Three Months               Nine Months
                                                           2003             2002     2003             2002
                                                          -----------------------    -----------------------

Numerator:
Basic:
Net income (loss) from continuing operations              $      171   $     (289)  $   (1,575)  $      203
Gain (loss) on disposal of discontinued
     operations, net of taxes                                     23           (1)          39           17
                                                           ---------    ---------    ---------    ---------

Net (loss) income                                         $      194   $     (290)  $   (1,536)  $      220
                                                           =========    =========    =========    =========

Diluted:
Net income (loss) from continuing operations              $      171   $     (289)  $   (1,575)  $      203
Deduct:
Adjustment for subsidiary dilution                                44
                                                           ---------    ---------    ---------    ---------
     Adjusted net income (loss) from continuing
     Operations                                                  127         (289)      (1,575)         203
Gain (loss) on disposal of discontinued
     Operations, net of taxes                                     23           (1)          39           17
                                                           ---------     ---------   ---------    ---------

Net (loss) income adjusted for subsidiary dilution        $      150  $      (290)  $   (1,536)  $      220
                                                           =========    =========    =========    =========


Denominator for basic earnings per share - .
     weighted-average shares outstanding....               3,703,206    3,629,525    3,643,346    3,736,704


Effect of dilutive securities:..............
Shares issuable from assumed conversion of
     common stock options and restricted stock               271,092          -            -         46,641
                                                           ---------    ---------    ---------    ---------

Denominator for diluted earnings per share..               3,974,298    3,629,525    3,643,346    3,783,345
                                                           =========    =========    =========    =========

The adjustment for subsidiary dilution was calculated using the treasury stock method of calculating the dilutive effect of INX's granted and outstanding options on INX's net income.

         There were warrants to purchase 176,750 shares of common stock for the six months ended June 30, 2002 which were not included in computing diluted earnings per share because the inclusion would have been antidilutive. During the three months ended September 30, 2002 such warrants expired and the carrying value of the warrants was recognized as additional paid in capital.

5.       CURRENT DEBT OBLIGATIONS

         On September 27, 2001, Stratasoft, a subsidiary of I-Sector, signed a note payable to a third party for $725, payable in monthly installments through February 2007. The note does not bear interest and I-Sector has imputed interest at 5.5% to record the debt and related patent license asset and has recorded interest of $4 and $8 in the three months and $13 and $24 in the nine months ended September 30, 2003 and 2002, respectively. This note is collateralized by Stratasoft's patent license assets and Stratasoft has granted a security interest in its pending patent application and the next two patent applications filed by Stratasoft. In connection with this note payable, I-Sector has short-term debt maturing within one year of $66 and $144 and long-term debt of $203 and $236 at September 30, 2003 and December 31, 2002, respectively.

         In October 2001, I-Sector signed a non-interest bearing note payable for $39 payable in monthly installments through October 2004. In connection with this note payable, I-Sector has short-term debt maturing within one year of $13 and $13 and long-term debt of $0 and $14 at September 30, 2003 and December 31, 2002, respectively.

         In connection with its credit agreement for the purchase of inventory discussed immediately below, $447 of the outstanding balance on such credit line was interest bearing at September 30, 2003 and is reflected as short-term debt on the accompanying balance sheet.

         On January 31, 2002 I-Sector entered into a credit agreement with Textron Financial Corporation ("Textron") for a revolving line of credit (the "Textron Facility"). The total credit available under the Textron facility, as amended, was $7,500 subject to borrowing base limitations that are generally computed as 80% of eligible accounts receivable, and 90% of identifiable inventory purchased under this agreement and 40% of all other inventory. The borrowing base limitations restrict the eligibility of accounts receivable for collateralization by disallowing as eligible any customer's receivables in their entirety that have balances over 90 days old and that exceed 25% of their total balance. On November 6, 2003 Textron informed the Company that they have conditionally approved an increase in the credit facility from $7,500 to an inventory financing facility of $15,000. The conditions of approval to be satisfied include the execution of certain documents, including syndication loan documents and an activation of syndication for $5,000 with Silicon Valley Bank. Inventory floor plan borrowings are reflected in accounts payable on the accompanying balance sheets, except for $447 that is interest bearing and is reflected in short term debt on the accompanying balance sheets at September 30, 2003. I-Sector may use up to $500 of the line for working capital advances under approved conditions. Borrowings accrue interest at the prime rate plus 2.5% on outstanding balances that extend beyond the vendor approved free interest period and on working capital advances from date of advance. This agreement is collateralized by substantially all of I-Sector's assets except its patent license assets. The agreement contains restrictive covenants measured at each quarter end, which require us to maintain minimum tangible capital funds and a minimum debt to tangible capital funds ratio. At September 30, 2003 I-Sector was not in compliance with all of the loan covenants, however the Company subsequently received a waiver on such non-compliance for that date. I-Sector is in negotiations with Textron to modify the loan covenants and currently believes it will be able to comply with the applicable covenants in future reporting periods. In the event I-Sector does not maintain compliance, it would be required to seek waivers from Textron for those events, which, if not obtained, could accelerate repayment and require I-Sector to seek other sources of finance. At September 30, 2003, I-Sector had $7,112 outstanding on inventory floor plan finance borrowings, $0 outstanding on working capital advances and had total credit availability of $388.

6.       LITIGATION

         In August 2002, Inacom Corp. filed a lawsuit in the District Court of Douglas County, Nebraska styled Inacom Corp v. I-Sector Corporation, f/k/a Allstar Systems, Inc., claiming that I-Sector owed the sum of approximately $570 to Inacom Corp. ("Inacom") as a result of Inacom's termination of a Vendor Purchase Agreement between Inacom and I-Sector. I-Sector believes that the claim is without merit and intends to vigorously contest the demand.

         The Equal Employment Opportunity Commission ("EEOC") filed a Charge of Discrimination against Stratasoft on behalf of Jennifer R. Bond on August 1, 2002 in the EEOC Minneapolis, Minnesota office. Stratasoft reached agreement to settle this claim, without admitting or denying, in September, 2003 for $130,000, and general and administrative expense of $130,000 was recognized in the three months ended September 30, 2003.

         I-Sector is also party to other litigation and claims which management believes are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, I-Sector believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

7.       INCOME TAX BENEFIT

         On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002. The law provides for the carryback of net operating losses for any taxable year ending during 2001 and 2002 to each of the 5 tax years preceding the loss year. Previously, a net operating loss was only eligible to be carried back to the 2 years preceding the year of loss. As a result of the change in the carryback period, I-Sector recognized a tax benefit of $73 and $1,179 in the six months ended June 30, 2003 and 2002, respectively. On July 26, 2002 the Company received $1,123 in tax refunds. Additionally, on July 24, 2003 the Company received $561 in tax refunds.

8.       RELATED PARTY TRANSACTIONS

         The Company leases office space from Allstar Equities, Inc., a Texas corporation ("Equities"),a company wholly owned by the CEO. On December 1, 1999 Equities purchased the Company's corporate office building and executed a direct lease with us with an expiration date of December 31, 2004. In conjunction with Equities obtaining new financing on the building, a new lease was executed with the Company on February 1, 2002 with an expiration date of January 31, 2007. The new lease has rental rates of $37,192 per month.

         From time to time I-Sector has obtained an independent survey of real estate rental rates and has consulted with real estate consulting firms to determine market rates of facilities that are comparable to the Houston headquarters facility. The Company believes that the rental rate and other terms of our lease from Equities are at least as favorable as those that could have been obtained in an arms-length transaction with an unaffiliated third party.

         From time to time I-Sector makes short-term loans and travel advances to its employees. The balance of approximately $2 and $12 relating to these loans and advances is included in the Company's balance sheet and reported as part of Accounts receivable - other at September 30, 2003 and December 31, 2002, respectively.

9.       STOCK OPTION PLANS

         The Company has three stock-based option plans, the 1996 Incentive Stock Plan, the 1996 Non-Employee Director Stock Option Plan and the Incentive Plan. Under the Incentive Plan, all of I-Sector employees, including officers, consultants and non-employee directors are eligible to participate.

         Additionally, each of I-Sector's subsidiaries has an incentive stock option plan in place. The subsidiary plans have not been presented to the shareholders of I-Sector for approval. The only subsidiary with options granted under its plan incurred net income for the three months ended September 30, 2003 and 2002, respectively. The net income of the subsidiary in the three months ended September 30, 2003 were considered in the calculation of the Company's earnings per share (see Note 4). The net income of the subsidiary in the three months ended September 30, 2002 was anti-dilutive since the Company incurred a net loss. The subsidiary incurred a net loss for each of the nine month periods presented, and as a result I-Sector's share of the subsidiary net loss does not change for purposes of computation of I-Sector's earnings per share in those periods because the effect of the net loss of the subsidiary would be anti-dilutive.

         Only one of I-Sector's subsidiaries, INX, has granted incentive awards under its incentive plan, and such awards have been granted to certain employees and to management of INX. Under INX's plan such options vest ratably over three to five years. The quantity of incentive options that are eligible to vest each year for INX's two most senior executives is determined based on the percentage of attainment of predefined financial goals by INX. Any unvested stock options may vest immediately upon the occurrence of a liquidity event for that subsidiary. The subsidiary options expire ten years after the grant date if they are not exercised. The subsidiary stock option grants are subject to dilution when I-Sector purchases additional shares of the subsidiary stock in order to keep the subsidiary sufficiently capitalized. INX has 7,381,942 options granted and outstanding, of which 3,603,609 are vested at September 30, 2003. There are 1,618,058 shares in INX's plan available to be issued at September 30, 2003. The tables below reflect the ownership INX at September 30, 2003 and summarize the potential dilutive effect on I-Sector's ownership in INX if all options granted at September 30, 2003 were fully vested and option grants were exercised, and include the effects of the issuance of stock in 2004 relating to INX's acquisition of certain assets and liabilities of Digital Precision, Inc. (See note 10).

Ownership of INX shares at September 30, 2003:
                                                                       Percent
                                Outstanding Shares of INX Common Stock of Total

     Common Stock owned by I-Sector                     21,834,333     100.0%
                                                                       -----

     Total Common Stock Outstanding                     21,834,333     100.0%
                                                        ==========     =====

Potential Future I-Sector Dilution of Ownership of INX:


     Common Stock owned by I-Sector                     21,834,333      68.4%
         At September 30, 2003
     Options granted and outstanding
         at September 30, 2003 (1)                       7,381,942      23.1%
     Contingent obligation to issue
     Common Stock related to
         acquisition (2)                                 1,800,000       5.6%
     Contingent obligation to grant
         options in April, 2004 (3)                        900,000       2.8%
     Other options promised to new employees                25,000       0.1%
                                                        ----------     -----

         Total                                          31,941,275     100.0%
                                                        ==========     =====

(1) Options granted and outstanding at September 30, 2003 include option grants for 4,100,000 shares of INX granted to the two senior executives of INX and vesting of these option grants is performance-based relating to the percentage of predefined financial goals attained by INX while these two senior executives remain employed. Any of the shares associated with this group of option grants that become eligible for vesting, but do not vest due to financial performance, as compared to predefined goals, are forfeited and will no longer be eligible for vesting unless there is a liquidity event that returns a pre-defined return on investment to I-Sector. Additionally, included in the option grants outstanding at September 30, 2003 are grants for 500,000 shares granted to key employees related to an acquisition (see Note 10), and this group of option grants vested immediately upon grant. During the quarter ended September 30, 2003 INX granted fully vested options to purchase 1,500,000 shares of INX to the President, CEO and Chairman of the Board of I-Sector Corporation and to a senior executive of INX. The remainder of the shares included in option grants outstanding at September 30, 2003 vest over either three or five years based upon continued employment by INX of the individuals to whom such grants have been made. All options granted by INX expire in ten years if unexercised.

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

         INX entered into employment agreements with certain of the former owners and employees of Digital Precision, Inc. that set forth that if they met certain performance goals during the first two calendar quarters following the completion of the Digital Precision transaction and for the twelve months subsequent to the acquisition, that certain option grants would be made. As of September 30, 2003, there is the potential that options for 900,000 shares of INX will be granted to them on or after April 4, 2004 at fair value at that date.

10.  ACQUISITION

         On April 7, 2003, I-Sector's subsidiary, INX, acquired certain assets and liabilities of one of its competitors, Digital Precision, Inc. ("Digital"). Under the terms of the purchase, INX acquired fixed assets, inventory, intellectual property, customer lists, trademarks, tradenames and service marks, contract rights and other intangibles of Digital, as well as assumed certain operating leases of equipment and office space. The purchase price was $540 in cash and, contingent upon the retention of certain key employees, the obligation to issue 1,800,000 shares of INX common stock in April 2004. When that contingency is resolved in April 2004, I-Sector could recognize a minority interest related to the issuance of INX's common stock (see Note 9). No goodwill was recognized in the acquisition. The results of operations subsequent to April 7, 2003 are included in I-Sector's consolidated statement of income.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATION

                              I-SECTOR CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements, including the notes thereto included elsewhere in this Form 10-Q and our Form 10-K previously filed with the Securities and Exchange Commission. All monetary amounts discussed in Items 2 through 5 are in thousands.

Overview

         Our revenue is derived from three segments. Internetwork Experts, Inc. ("INX") focuses on the design, deployment and support of networking infrastructure. INX provides professional services for customers that have large-scale network infrastructure requirements that are Cisco centric. The areas of practice for INX include network design, implementation, turnkey support, security audits and firewall design, network infrastructure management and network infrastructure consulting services. Stratasoft, Inc. ("Stratasoft") develops and markets proprietary software that integrates business telephone systems and networked computer systems. Stratasoft's basic products are often customized to suit a customer's particular needs and are sometimes bundled with computer hardware supplied by Stratasoft at the customer's request. Stratasoft products include software for call center management, both in-bound and out-bound, as well as interactive voice response software. Valerent, Inc. ("Valerent") provides information technology solutions that lower the client's expense by utilizing centralized, remote enabled computing management tools which predict, announce and manage service interruptions. Additionally Valerent sells computer products and provides customers with certain managed IT services such as application support, operating system and network migration services, turnkey outsourced IT helpdesk solutions, technical staff augmentation for IT helpdesk operations and helpdesk solutions consulting services.

         Valerent and INX market their services to businesses in Texas from locations in the Houston and Dallas-Fort Worth metropolitan areas. Stratasoft markets its products worldwide through a direct sales force and an authorized dealer network. During the nine months ended September 30, 2003, INX and Stratasoft produced 79.9 % and 12.8%, respectively, of total revenues, while Valerent produced 8.1 % of total revenues. Gross margin varies substantially between each of these business segments.

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

Three Months Ended September 30, 2003 Compared To Three Months Ended September 30, 2002

         The following table sets forth, for the periods indicated, certain financial data derived from our unaudited consolidated statements of operations for the three months ended September 30, 2003 and 2002. The discussion below relates only to our continuing operations, unless otherwise noted.

                                                                       Three months ended September 30,
                                                                   2003                      2002
                                                                   ----                      ----
                                                            Amount        %           Amount        %
                                                            ------      -----         ------      -----
Revenues:
INX                                                       $   17,346     82.7       $    8,584     74.0
Stratasoft                                                     2,415     11.5            1,743     15.0
Valerent                                                       1,392      6.6            1,291     11.1
         Eliminations                                           (172)    (0.8)             (11)    (0.1)
                                                           ---------    -----        ---------    -----
         Total revenue                                        20,981    100.0           11,607    100.0
Gross profit:
INX                                                            2,793     16.1            1,057     12.3
Stratasoft                                                     1,687     69.9              962     55.2
Valerent                                                         312     22.4              308     23.9
         Eliminations                                             (1)     0.0                0      0.0
                                                           ---------    -----        ---------    -----
         Total gross profit                                    4,791     22.8            2,327     20.0
Selling, general and administrative expenses:
INX                                                            2,126     12.3              966     11.3
Stratasoft                                                     1,754     72.6              914     52.4
Valerent                                                         455     32.7              569     44.1
Corporate                                                        287      N/A              170      N/A
Eliminations                                                      (1)     0.0                0      0.0
                                                           ---------    -----        ---------    -----
         Total selling, general and administrative
              expenses                                         4,621     22.0            2,619     22.6
Operating income (loss):
INX                                                              667      3.8               91      1.1
Stratasoft                                                       (67)   (27.7)              48      2.8
Valerent                                                        (143)   (10.3)            (261)   (20.2)
Corporate                                                       (287)     N/A             (170)     N/A
                                                           ---------    -----        ---------    -----
         Total operating income (loss)                           170      0.8             (292)    (2.5)
Interest and other income (expense)                              (11)    (0.0)               3     (0.0)
                                                           ---------    -----        ---------    -----
Income (loss) before benefit for income taxes                    159      0.8             (289)    (2.5)
Benefit for income taxes                                         (12)    (0.0)                      0.0
                                                           ---------    -----        ---------    -----
Net income (loss) from continuing operations                     171      0.8             (289)    (2.5)
Discontinued operations:
Gain on disposal                                                  23      0.1               (1)    (0.0)
                                                           ---------    -----        ---------    -----
Net income (loss)                                         $      194      0.9       $     (290)    (2.5)
                                                           =========    =====        =========    =====

         TOTAL  REVENUE.  Total  revenue,  net  of  intercompany   eliminations,
increased by $9,374 (80.8%) to $20,981 in 2003 from $11,607 in 2002.

         INX revenue increased by $8,762 (102.1%) to $17,346 from $8,584. As a percentage of total revenue, INX revenue increased to 82.7% from 74.0%. Of the increase in revenues, $5,681 was attributed to the Houston office, $434 was attributed to an increase in the Federal government sector, and $1,668 was attributed to a new office in Austin, Texas, formerly a Digital Precision office. Additionally, the Dallas office realized an increase of $978. The total increase in revenues attributable to the Digital Precision acquisition and including the revenues of the Austin office is $3,588. The significant increase in the Houston office revenues is attributed to three large projects involving both product and service.

         Stratasoft revenue increased by $672 (38.6%) to $2,415 from $1,743. Stratasoft revenue, as a percentage of total revenue, decreased to 11.5% from 15.0%. During the quarter ended September 30, 2003, the Company deferred certain revenue for custom projects that included fees that we determined to not be fixed and determinable, for certain custom projects that had more than one year of free PCS, and for certain renewals of PCS paid in advance. The increase in revenues relates primarily to three large projects that were begun in the quarter ended September 30, 2003 and from an overall increase in the estimated revenues of custom projects in process at September 30, 2003 as compared to September 30, 2002 of $1,121. Stratasoft's international sales accounted for 28.2% of Stratasoft's revenues in the quarter ended September 30, 2003 as compared to 13.1% in the same quarter of 2002.

         Valerent revenue increased by $101 (7.8%) to $1,392 from $1,291. As a percentage of total revenue Valerent revenue decreased to 6.6% from 11.1%. The increase in Valerent revenue was primarily attributable to increased product sales of $212 offset by decreased service revenues of $111 in the quarter ended September 30, 2003. The increase in revenue was attributable to sales efforts beginning to come to fruition in the area of specialized information technology solutions involving managed services.

         GROSS PROFIT. Gross profit increased by $2,464 (105.9%) to $4,791 from $2,327. Gross margin increased to 22.8% from 20.0%, primarily because a greater portion of the INX revenues were from its service component, which has higher margins and because Stratasoft experienced higher margins in the 2003 quarter.

         INX gross profit increased $1,736 (164.2%) to $2,793 from $1,057. Gross margin for INX increased to 16.1% from 12.3%. INX's product gross profit has increased $1,313 to $2,196 from $883 due to both sales volume increase and due to improved gross margin rates. Improved product gross margin rates were partially due to a vendor rebate of $313 that was based partially on volume sales of certain product and partially on customer satisfaction ratings. INX's gross profit on its service component increased by $424 to $597 as compared to $173 due to increased revenues of $842 and because of better utilization of personnel.

         Stratasoft gross profit increased by $725 (75.4%) to $1,687 from $962 as revenue increased by 38.6% and gross margin for Stratasoft improved to 69.9% from 55.2%. Gross margin is impacted by the mix of sales between custom systems sales, which include a hardware component, as compared to software only sales, which do not have a hardware cost of goods component. Stratasoft's increased gross margin rate in the 2003 quarter, as compared to the 2002 quarter, is primarily due to an increased mix of software only sales.

         Valerent gross profit increased by $4 (1.3%) to $312 from $308. Gross margin for Valerent decreased to 22.4% from 23.9%. Valerent's cost of service consists primarily of labor cost that has a fixed component. The fixed component of labor causes gross profit and gross margin not to fluctuate directly with the change in revenues. Valerent's gross profit on product increased by $34 while its gross profit on service decreased $30.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $2,002 (76.4%) to $4,621 from $2,619. As a percentage of revenue, these expenses decreased by 0.6%, to 22.0% of revenue from 22.6% of revenue. Sales compensation increased by $589, primarily due to the increased revenue volumes of INX and Stratasoft. Bad debt expense increased by $519 and legal and accounting expense increased by $267, the most significant portion of which is $130 for settlement of litigation. Administrative compensation and related payroll taxes were higher by $248, primarily due to an acquisition by INX, bonuses paid by INX and to Stratasoft opening an office in India. Travel increased $63 in 2003 as compared to the same period in 2002, primarily in INX due to an increased level of travel related to management travel. Shareholder relations expenses increased $55 due to employing a shareholder relations firm, attending investor conferences and visiting investor groups. Telephone expense increased due to the new offices in both Stratasoft and INX. Depreciation and amortization expense increased $59. General office expenses increased $27. Rent was $54 higher, primarily because of new offices related to the INX acquisition and the Stratasoft India and Canada office. Other expenses increased $90.

         INTEREST AND OTHER INCOME (NET). We had interest income of $20 compared to interest income of $18, primarily due to interest on notes receivable. Additionally, we had interest expense of $19, loss on disposition of assets of $7, foreign exchange expense of $18 and other income of $13 in 2003 as compared to interest expense of $9 and a loss on disposition of assets of $6 in 2002.

         DISCONTINUED OPERATIONS. During 1999 we discontinued our Telecom Systems business. On March 16, 2000 we entered into an agreement to sell certain assets of, and the ongoing operation of, our Computer Products Division. The sale transaction closed on May 19, 2000. As a consequence of these events, the operations of these businesses are reported as discontinued operations. At December 31, 2000 we sold our IT Staffing business. For the quarters ended September 30, 2003 and 2002, respectively, the gain (loss) on disposal related to these business was $56, $(33), and $0, net of taxes of $29, $(17) and $0 and $3, $2 and $(6) (net of taxes of $2, $1 and $(3)). The gains and/or losses on disposal related to these discontinued operations is primarily related to collections of accounts receivables retained when these businesses were sold.

         NET LOSS. Net income in the quarter ended September 30, 2003 was $194 and net loss in the quarter ended September 30, 2002 was $290. No tax benefit had been recorded for the loss in the three months ended September 30, 2002 because, due to our recurring losses, a valuation allowance was recorded.

Nine Months Ended September 30, 2003 Compared To Nine Months Ended September 30, 2002

         The following table sets forth, for the periods indicated, certain financial data derived from our unaudited consolidated statements of operations for the nine months ended September 30, 2003 and 2002. The discussion below relates only to our continuing operations, unless otherwise noted.

                                                                       Nine months ended September 30,
                                                                   2003                      2002
                                                                   ----                      ----
                                                            Amount        %           Amount        %
                                                            ------      -----         ------      -----
Revenue:
INX                                                       $   37,520     79.9       $   21,727     69.9
Stratasoft                                                     5,995     12.8            5,571     17.9
Valerent                                                       3,781      8.1            3,983     12.8
Eliminations                                                   (364)     (0.8)            (206)    (0.6)
                                                           ---------    -----        ---------    -----
         Total revenue                                        46,932    100.0           31,075    100.0
Gross profit:
INX                                                            5,004     13.3            2,249     10.4
Stratasoft                                                     3,891     64.9            3,083     55.3
Valerent                                                         902     23.9              936     23.5
Eliminations                                                      (2)     0.0                0      0.0
                                                           ---------    -----        ---------    -----
         Total gross profit                                    9,795     20.9            6,268     20.2
Selling, general and administrative expenses:
INX                                                            4,518     12.0            2,446     11.3
Stratasoft                                                     4,694     78.3            2,600     46.7
Valerent                                                       1,551     41.0            1,723     43.3
Corporate                                                        795      N/A              486      N/A
Eliminations                                                      (2)     0.0                0      0.0
                                                           ---------    -----        ---------    -----
         Total selling, general and administrative
         Expenses                                             11,556     24.6            7,255     23.3
Operating (loss) income:
INX                                                              486      1.3             (197)    (0.9)
Stratasoft                                                      (803)   (13.4)             483      8.7
Valerent                                                        (649)   (17.2)            (787)   (19.8)
Corporate                                                       (795)     N/A             (486)     N/A
                                                           ---------    -----        ---------    -----
         Total operating loss                                 (1,761)    (3.8)            (987)    (3.2)
Interest and other income                                         93      0.2                1     (0.0)
                                                           ---------    -----        ---------    -----
Loss before benefit for income taxes                          (1,668)    (3.6)            (986)    (3.2)
Benefit for income taxes                                         (93)    (0.2)          (1,189)    (3.8)
                                                           ---------    -----        ---------    -----
Net (loss) income from continuing operations                  (1,575)    (3.4)             203      0.6
Discontinued operations:
Gain on disposal                                                  39      0.1               17      0.1
                                                           ---------    -----        ---------    -----
Net (loss) income                                         $   (1,536)    (3.3)      $      220      0.7
                                                           =========    =====        =========    =====

         TOTAL  REVENUE.  Total  revenue,  net  of  intercompany   eliminations,
increased by $15,857 (51.0%) to $46,932 from $31,075.

         INX revenue increased by $15,793 (72.7%) to $37,520 from $21,727. As a percentage of total revenue, INX revenue increased to 79.9 % from 69.9%. Of the increase in revenues, $10,911 was attributed to the Houston office, $2,595 was attributed to a new office in Austin, $553 was attributed to sales in the government sector and $1,734 was attributed to the Dallas office. The total increase in revenues attributable to the Digital Precision acquisition, including the revenues of the acquired Austin office is $5,570. INX's revenues grew rapidly in the nine months ended September 30 2003 primarily due to large sales to four school districts totaling $11,920 and due to synergy of $5,570 resulting from its acquisition of Digital Precision, Inc.

         Stratasoft revenue increased by $424 (7.6%) to $5,995 from $5,571. Stratasoft revenue, as a percentage of total revenue, decreased to 12.8% from 17.9%. During the nine months ended September 30, 2003, the Company deferred revenue for certain custom projects that included fees that were determined to not be fixed and determinable. Additionally, Stratasoft's increased revenues were primarily the result of two large international custom projects that were initiated during the three months ended September 30, 2003 and as compared to no individually large custom projects initiated during the three months ended September 30, 2003. Stratasoft's international sales accounted for 43.8% of Stratasoft's revenues in the nine months ended September 30, 2003 as compared to 26.4% in the same period of 2002.

         Valerent revenue decreased by $202 (5.1%) to $3,781 from $3,983. As a percentage of total revenue Valerent revenue decreased to 8.1% from 12.8%. The decrease in Valerent revenue was primarily attributable to decreased service revenues of $481 offset by increased product sales of $279 in the nine months ended September 30, 2003. The decrease in service revenue is primarily attributable to the loss of revenue from certain customers of $273.

         GROSS PROFIT. Gross profit increased by $3,527 (56.3%) to $9,795 from $6,268. Gross margin increased to 20.9% from 20.2%, primarily because a greater portion of the revenues were contributed by INX, which increased its margins in 2003 by 2.9% and because Stratasoft increased its margins by 9.6%.

         INX gross profit increased $2,755 (122.5%) to $5,004 from $2,249. Gross margin for INX increased to 13.3% from 10.4%. INX's product gross profit has increased $2,067 to $4,347 from $2,280 due to both the sales volume increase, a vendor rebate of $313 and the improved gross margin rates. INX's gross profit on its service component improved to $657 in 2003 as compared to a gross loss of $31 in 2002 as a result of increased service revenues of $1,548 and of better utilization of technical personnel.

         Stratasoft gross profit increased by $808 (26.2%) to $3,891 from $3,083 as revenue increased by 7.6%. Gross margin for Stratasoft increased to 64.9% from 55.3 %. Gross margin is impacted by the mix of sales between systems sales, which include a hardware component, as compared to software only sales, which do not have a hardware cost of goods component. Stratasoft's increased gross margin rate is primarily due to changing the mix of system sales to include a reduced hardware component.

         Valerent gross profit decreased by $34 (3.6%) to $902 from $936. Gross margin for Valerent increased to 23.9% from 23.5%. Valerent cost of service consists primarily of labor cost that has a fixed component. The fixed component of labor causes gross profit and gross margin not to fluctuate directly with the decrease in revenues. During the nine months ended September 30, 2003, Valerent improved its utilization of its labor pool by reducing the number of technicians employed, which contributed to improved gross margin.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $4,301 (59.3%) to $11,556 from $7,255. As a percentage of revenue, these expenses increased by 1.3%, to 24.6% of revenue from 23.3 % of revenue. Sales compensation increased by $739 in 2003 as compared to 2002. As a percent of revenues, sales compensation decreased from 8.37% in 2002 to 7.11% in 2003. Bad debt expense increased by $1,392 and legal and accounting expense increased by $471 in 2003 as compared to 2002. Administrative compensation increased by $337 in 2003 as compared to 2002 and payroll tax increased $95 in the same periods. Contract labor increased $127 in 2003 as compared to 2002. Travel increased $239 in 2003 as compared to 2002, primarily in Stratasoft due to international travel and in INX due to increased travel for technical staff and management. General office expenses increased $254 in 2003 as compared to 2002 and general insurance expense increased $77 in 2003 as compared to 2002. Shareholder relations increased $90 in 2003 as compared to
2002 due to employing a shareholder relations firm, attending investor conferences and visiting investor groups. Employee benefits, depreciation and rents increased $42, $119 and $113, respectively, in 2003 as compared to 2002. Other Corporate expenses increased $206 in 2003 as compared to 2002.

         INTEREST AND OTHER INCOME (NET). Interest income increased by $8 to $53 in 2003 compared to interest income of $45 in 2002, primarily due to interest on notes receivable. Interest income was offset by interest expense of $32 in 2003 as compared to $24 in 2002. A foreign exchange loss of $18 was incurred in 2003, but no foreign exchange was incurred in 2002. Additionally, other income of $13 and a gain on disposition of assets of $77 was recorded in 2003 as compared to a loss of $21 in 2002.

         DISCONTINUED OPERATIONS. During 1999 we discontinued our Telecom Systems business. On March 16, 2000 we entered into an agreement to sell certain assets of, and the ongoing operation of, our Computer Products Division. The sale transaction closed on May 19, 2000. As a consequence of these events, the operations of these businesses are reported as discontinued operations. At December 31, 2000 we sold our IT Staffing business. For the nine months ended September 30, 2003 the gain (loss) on disposal related to these businesses was $65, $(53) and $26, net of taxes of $33, $(27) and $14. For the nine months ended September 30, 2002, the gain (loss) on disposal related to these businesses was $11, $5 and $0, net of taxes of $6, $3 and $0. The gains and/or losses on disposal related to these discontinued operations is primarily related to collections of accounts receivables retained when these businesses were sold.

         NET LOSS. Net (loss) income in the nine months ended September 30, 2003 and 2002 was $(1,536) and $220. A benefit for income taxes of $81 and $1,189 was recorded in the nine months ended September 30, 2003 and 2002 because, due to the Job Creation and Worker Assistance Act of 2002 which provided for the carryback of net operating losses for any taxable year ending during 2001 or 2002 to each of the 5 tax years preceding the loss year, we were able to utilize our net operating loss carryback. Previously, a net operating loss was only eligible to be carried back to the 2 years preceding the year of loss.

Asset Management

         Our cash flow from operations has been affected primarily by the timing of our collection of accounts and notes receivable. We have typically sold our products and services on short-term credit terms and seek to minimize our credit risk by performing credit checks, obtaining letters of credit in certain instances, and conducting our own collection efforts. We had accounts receivable, net of allowance for doubtful accounts, of $10,951 and $6,525 at September 30, 2003 and December 31, 2002, respectively. Our Stratasoft subsidiary has included notes receivable as part of its consideration for certain of its custom projects sales. At September 30, 2003 and December 31, 2002, Stratasoft had net notes receivable of $655 and $898, respectively, as reflected in the following table:

                                            September 30, 2003 December 31, 2003
Current portion of notes receivable, gross         $    1,364    $   1,236
Reserve for doubtful notes                                709           338
                                                   ----------     ---------

Current portion of notes receivable, net                  655           898
                                                  -----------     ---------

Long term portion of notes receivable, gross              482            64
Reserve for doubtful notes                                250           -
                                                   ----------     --------

Long-term portion of notes receivable, net                232            64
                                                   ----------     ---------

Total notes receivable, net                        $      887    $      962
                                                    =========     =========

The long-term portion of notes receivable, net is reported in Other assets in the accompanying balance sheets.

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

         Products Revenue. All three of I-Sector's segments earn revenue from product shipments. Product shipment revenue occurs when products manufactured by other parties are purchased and resold to a customer and such products are contracted for independently of material services. I-Sector recognizes revenue from product shipments when the product is shipped or delivered to the customer.

         Custom Project Revenue. One of I-Sector's segments, Stratasoft, earns revenues from projects that are recognized using the percentage of completion method of accounting for such revenues. The majority of Stratasoft's revenues consist of system sales in which it bundles its proprietary software, along with third-party hardware products and material related software customization services, installation, training services, warranty services and incidental post contract services ("PCS") together under a single contract with the customer. PCS is insignificant on such contracts for one year or less, and therefore, we have determined that the value of such PCS should not be unbundled from the project revenue as set forth in paragraph 59 of SOP 97-2. Accordingly, such PCS revenue recognized together with the project revenue, and the estimated cost to provide the PCS is accrued. The software customization, together with the hardware customization and integration, represent a significant modification, customization and/or production of the product and therefore the entire arrangement is required to be accounted for using the percentage of completion method of accounting pursuant to SOP 81-1. The percentage of revenue recognized in any particular period is determined principally on the basis of the relationship of the cost of work performed on the contract to estimated total costs. The percentage-of-completion method relies on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Revisions of estimates are reflected in the period in which the facts necessitating the revisions become known. When a contract indicates a loss, a provision is made for the total anticipated loss.

         During the nine months ended September 30, 2003 and 2002 our subsidiary, Stratasoft, recognized revenues on the percentage-of-completion basis for several projects associated with South Asia. For projects in 2002, Stratasoft had entered into a three-party contract between Stratasoft, the South Asia reseller and the end-user customers. Stratasoft was responsible for performing the substantial majority of the project for the end-user customer, from whom Stratasoft was directly obligated to be paid for such project.

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

Liquidity and Capital Resources

         Our working capital was $3,661 and $5,540 at September 30, 2003 and December 31, 2002, respectively. As of September 30, 2003, we had outstanding inventory floor plan financings of $7,112 and an available borrowing base of $388 under our Textron Finance Division credit facility. Cash used in continuing operating activities decreased from cash provided of $786 in the first nine months of 2002 to cash used of $469 for the comparable period in 2003. As further explained below, cash used in investing activities increased from $265 in 2002 to $809 in 2003 due to the acquisition of Digital Precision discussed in
Note 10 to the Condensed Consolidated Financial Statements. Cash used for financing activities decreased from $337 in 2002 to $28 in 2003, primarily due to decreased purchases of treasury stock and to stock options exercised.

         On January 31, 2002 we entered into a credit agreement with Textron Financial Corporation ("Textron") for a revolving line of credit (the "Textron Facility"). In August, 2003 Textron increased the credit available to $7,500. On November 6, 2003, Textron informed us that they had conditionally approved an increase in our credit facility from $7,500 to an inventory financing facility of $15,000. The conditions of approval to be satisfied include the execution of certain documents, including syndication loan documents and activation of syndication for $5,000 with Silicon Valley Bank. The Textron facility is subject to borrowing base limitations that are generally computed as 80% eligible accounts receivable and 90% of identifiable inventory purchased under this agreement and 40% of all other inventory. In connection with the increase in the credit line, a modification was made to the borrowing base limitations that restricted the eligibility of accounts receivable for collateralization by disallowing as eligible any customer's receivables in their entirety that have balances over 90 days old that exceed 25% of their total balance. We may use up to $500 of the line for working capital advances under approved conditions. Borrowings under the Textron facility accrue interest at the prime rate plus 2.5% on outstanding balances that extend beyond the vendor approved free interest period and on working capital advances from date of advance. Inventory floor plan borrowings are reflected in accounts payable on the accompanying balance sheets, except for $447 that is interest bearing and is reflected in short term debt on the accompanying balance sheets at September 30, 2003. At September 30, 2003, we had $7,112 outstanding on inventory floor plan finance borrowings, $0 outstanding on working capital advances and had total credit availability of $388.

         This agreement is collateralized by substantially all of our assets except our patent license assets. The agreement contains restrictive covenants, which require us to maintain minimum tangible capital funds of $4,000,000 and a minimum debt to tangible capital funds ratio of 2 to 1. At September 30, 2003 we were not in compliance with all of the loan covenants; however. The Company subsequently received a waiver on such non-compliance for that date. We are in negotiations with Textron to modify the loan covenant agreement and we believe we will be able to comply with these covenants in future reporting periods. In the event we do not maintain compliance, we would be required to seek waivers from Textron for those events, which, if not obtained, could accelerate repayment and require us to seek other sources of finance.

         Operating activities used net cash totaling $700 during the nine months ended September 30, 2003, including $231 related to discontinued operations. Operating activities used net cash during the period primarily due to a net loss of $1,536, an increase in accounts receivable of $4,821 and an increase in inventory of $661, offset by a increase in accounts payable of $4,404.
Additionally, the uses of cash were offset by cash produced from increased billings in excess of cost and estimated earnings of $30 and an increase in accrued expenses of $1,354, and increased by an increase in cost and estimated earnings in excess of billings of $661. The increase in accounts receivable of $4,821 was primarily due to an increase in INX receivables of $4,827 (108.4%) to $9,281 from $4,454, which was due to the significant growth in its revenues. Our Stratasoft accounts receivables decreased by $329 primarily due to increased bad debt reserves of $302 for the nine months ended September 30, 2003. Our Valerent accounts receivables increased by $310 due to increased revenues of $383 over revenues for our quarter ended December 31, 2002. Additionally, our receivables from discontinued operations decreased by $267 from December 31, 2002. This is primarily attributed to settlements with customers of our discontinued Computer Products Division and our Telecom Division late in 2002 of which some was paid in 2003. These receivables had previously been fully reserved, but such reserves were reversed when the settlements, were reached.

         The increase in inventory of $762 from December 31, 2003 was primarily due to growth of inventory in our INX and our Stratasoft subsidiary. Such growth in INX inventory was primarily attributable to increases in INX transactions that occurred in late September, 2003, which created an increase in inventory that was in the process of being prepared for delivery to customers by INX at September 30, 2003. The growth in the Stratasoft inventory is due to purchases of inventory just prior to September 30, 2003 for projects that were in progress at that time.

         The increase in accounts payable of $3,957 from $4,844 at December 31, 2003 was primarily due to growth of INX, which resells Cisco Systems and purchases such products either directly from Cisco Systems, in which case accounts payable are outstanding under our Textron credit facility, or through various suppliers, in which case such accounts payable are outstanding under either our Textron credit facility or credit facilities established directly with such suppliers. Under our Textron credit facility the Company is typically obligated to pay for purchases within 60 days following such purchases. Under credit facilities established with distribution channel suppliers, we are typically obligated to pay for purchases within 30 days of such purchases. We expect INX revenue to continue to grow. Such INX revenue growth impacts our cash flow if the growth exceeds increases in available credit under our available credit facilities utilized to finance our product purchases and this could cause the Company to seek other sources of financing such as through the sale of stock. At September 30, 2003, $484 of our outstanding balance began to bear interest and, therefore, is classified in the our balance sheet at that date as short term debt.

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

         We believe our working capital needs during the remainder of 2003 can be met from our existing cash balances, cash generated by our operations and borrowings under our credit facilities. Continued revenue growth is likely to create a need for increased debt and/or equity capital financing resources.
There can be no assurance that we will be able to obtain such resources, however, while we have not engaged an investment bank, we have maintained dialog with a number of sources of both equity and debt financing, and we believe that, so long as we produce reasonably improving results from this point forward, we will be successful in obtaining at least the minimal required debt and/or equity capital necessary to sustain continued growth. Assuming we operate profitably, we expect such profits to mitigate the need for equity financing, as we should be able to leverage our growing asset base to obtain additional required debt financing necessary to finance continued growth as necessary.

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

Related Party Transactions

         We have from time to time made payments on behalf of Allstar Equities, Inc., a Texas corporation ("Equities"), which is wholly-owned by our President and Chief Executive Officer, on his behalf personally, for taxes, property and equipment. Effective on December 1, 1999 a note payable by Equities was signed for $336 for 60 monthly installments of $7. The note bears interest at 9% per year. At September 30, 2003 and December 31, 2002, the Company's receivables from Equities amounted to approximately $37 and $87, respectively. Additionally, from time to time the Company has made payments to unrelated parties, primarily for use of a credit card, for transactions that either wholly or partially benefit our President and Chief Executive Officer and which therefore are accounted for as indebtedness from him to the Company and on which he paid interest of 6% per annum on the average outstanding balance. During August 2002, in order to be in complete compliance with the Sarbanes-Oxley Act of 2002, the Company made a demand for repayment of the outstanding balance at that time of $94 related to the President and CEO's personal credit card usage. The President and CEO paid the entire balance in December 2002 and there is no balance due at September 30, 2003 or at December 31, 2002.

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

         From time to time we make short-term loans and travel advances to our employees. The balance of approximately $2 and $12 relating to these loans and advances is included in the Company's balance sheet and reported as part of Accounts receivable -other at September 30, 2003 and December 31, 2002, respectively.

         We have three stock-based option plans, the 1996 Incentive Stock Plan, the 1996 Non-Employee Director Stock Option Plan and the 2000 Stock Incentive Plan. Under the 2000 Incentive Plan, all of our employees, including officers, consultants and non-employee directors are eligible to participate.

         Additionally, each of our subsidiaries has an incentive stock option plan in place. The subsidiary plans have not been presented to the shareholders of I-Sector for approval. The only subsidiary with options granted under its plan incurred net income for the three months ended September 30, 2003 and 2002, respectively. The net income of the subsidiary in the three months ended September 30, 2003 were considered in the calculation of the Company's earnings per share (see Note 4). The net income of the subsidiary in the three months ended September 30, 2002 was anti-dilutive since the Company incurred a net loss. The subsidiary incurred a net loss for each of the nine month periods presented, and as a result I-Sector's share of the subsidiary net loss does not change for purposes of computation of I-Sector's earnings per share in those periods because the effect of the net loss of the subsidiary would be anti-dilutive.

         Only one of our subsidiaries, INX, has granted incentive awards under its incentive plan, and such awards have been granted to certain employees and to management of INX. Under INX's plan such options vest ratably over three to five years. The quantity of incentive options that are eligible to vest each year for INX's two most senior executives is determined based on the percentage of attainment of predefined financial goals by INX. Any unvested stock options vest immediately upon the occurrence of a liquidity event for that subsidiary. The subsidiary options expire ten years after the grant date if they are not exercised. The subsidiary stock option grants are subject to dilution when I-Sector purchases additional shares of the subsidiary stock in order to keep the subsidiary sufficiently capitalized. INX has 7,381,942 options granted and outstanding, of which 3,603,609 are vested at September 30, 2003. There are 1,618,058 shares in INX's plan available to be issued at September 30, 2003. The tables below reflect the ownership INX at September 30, 2003 and summarize the potential dilutive effect on I-Sector's ownership in INX if all options granted at September 30, 2003 were fully vested and option grants were exercised, and include the effects of the issuance of stock in 2004 relating to INX's acquisition of certain assets and liabilities of Digital Precision, Inc. (See note 10.) See Note 4 in the Notes to the Condensed Consolidated Financial Statements for the impact of INX dilution on our earnings per share calculation for the quarter ended September 30, 2003.

Ownership of INX at September 30, 2003:

                                                   Outstanding      Percent of
                                                       Shares of   Common Stock
                                           INX Common StockOwned and Outstanding

     Common Stock owned by I-Sector                21,834,333        100.0%
                                                   ----------        -----

     Total Common Stock Outstanding                21,834,333        100.0%
                                                   ==========        =====

Potential Future I-Sector Dilution of Ownership of INX:

     Common Stock owned by I-Sector                21,834,333         68.4%
         At September 30, 2003
     Options granted and outstanding
         at September 30, 2003 (1)                  7,381,942         23.1%
     Contingent obligation to issue
     Common Stock related to
         acquisition (2)                            1,800,000          5.6%
     Contingent obligation to grant
         options in April, 2004 (3)                   900,000          2.8%
     Other options promised to new employees           25,000          0.1%
                                                   ----------        -----

         Total                                     31,941,275        100.0%
                                                   ==========        =====

1) Options granted and outstanding at September 30, 2003 include option grants for 4,100,000 shares of INX granted to the two senior executives of INX and vesting of these option grants is performance-based relating to the percentage of predefined financial goals attained by INX while these two senior executives remain employed. Any of the shares associated with this group of option grants that become eligible for vesting, but do not vest due to financial performance, as compared to predefined goals, are forfeited and will no longer be eligible for vesting unless there is a liquidity event that returns a pre-defined return on investment to I-Sector. Additionally, included in the option grants outstanding at September 30, 2003 are grants for 500,000 shares granted to key employees related to an acquisition (see Note 10), and this group of option grants vested immediately upon grant. During the quarter ended September 30, 2003 INX granted fully vested options to purchase 1,500,000 shares of INX to the President, CEO and Chairman of the Board of I-Sector Corporation and to a senior executive of INX. The remainder of the shares included in option grants outstanding at September 30, 2003 vest over either three or five years based upon continued employment by INX of the individuals to whom such grants have been made. All options granted by INX expire in ten years if unexercised.

2) In connection with the acquisition of certain assets and liabilities of Digital Precision, Inc. (see note 10), a portion of the consideration given by INX was the contingent obligation to issue 1,800,000 shares of INX Common Stock to Digital Precision, Inc. when and if three key employees complete one year of employment with INX. If any of such key employees terminates employment without cause before completion of one year of employment, the number of shares of Common Stock to be issued is decreased by scheduled and agreed upon percentages.

3) INX entered into employment agreements with certain of the former owners and employees of Digital Precision, Inc. that set forth that if they met certain performance goals during the first two calendar quarters following the completion Digital Precision transaction and for the twelve months subsequent to the acquisition, that certain option grants would be made. As of September 30, 2003, there is the potential that options for 900,000 shares of INX will be granted to them on or after April 4, 2004 at fair value at that date.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

         We incur certain market risks related to interest rate variations because we hold floating rate debt. Based upon the average amount of debt outstanding during the three months ended September 30, 2003, a one-percent increase in interest rates paid by us on our floating rate debt would have resulted in an increase in interest of $2 for the period.

         Our business depends upon our ability to obtain an adequate supply of products at competitive prices and on reasonable terms. Our suppliers are not obligated to have product on hand for timely delivery to us nor can they guarantee product availability in sufficient quantities to meet our demands. INX's business is Cisco centric. Any material disruption in our supply of products could have a material adverse effect on our financial condition and results of operations.

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

         The Equal Employment Opportunity Commission ("EEOC") filed a Charge of Discrimination against Stratasoft on behalf of Jennifer R. Bond on August 1, 2002 in the EEOC Minneapolis, Minnesota office. Stratasoft agreed to settle this claim in September, 2003 for $130,000, without admitting or denying, and general and administrative expense of $130,000 was recognized in the three months ended September 30, 2003.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders was held on August 20, 2003. At that meeting the stockholders elected the slate of directors listed in its proxies solicited for the meeting pursuant to Regulation 14. Additionally, the stockholders approved the amendment and restatement of the 2000 Stock Incentive Plan, increasing the number of shares available under the Plan from 400,000 shares of common stock to 600,000 shares of common stock and changing the name of the Plan to I-Sector Corporation Incentive Stock Plan. No other matters were voted upon at the meeting.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       I-Sector Corporation.

November 7, 2003                       By:      /s/ JAMES H. LONG
                                                -----------------
Date                                   James H. Long, Chief Executive Officer,
                                       Chief Financial Officer, President and
                                       Chairman of the Board

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

Exhibit 31

CERTIFICATIONS

I, James H. Long, Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board, certify that:

1. I have reviewed this quarterly report on Form 10-Q of I-Sector Corporation ("I-Sector").

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for I-Sector and I have:

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

         Dated:  November 7, 2003      /s/ James H. Long
                                       --------------------------------------
                                       James H. Long, Chief Executive Officer,
                                       Chief Financial Officer, President and
                                       Chairman of the Board

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of I-Sector Corporation (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James H. Long, Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and 2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                            I-Sector Corporation.

November 7, 2003                       By:      /s/ JAMES H. LONG
                                                -----------------
Date                                   James H. Long, Chief Executive Officer,
                                       Chief Financial Officer, President and
                                       Chairman of the Board