Form 10-K
period 2003-12-31
I SECTOR CORP
filed 2004-03-12
CIK 1020017

                                                                               .
                                                                               .
                                                                               .

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 1-31949

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

       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (713) 795-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                   -----------------------------------------
         Common stock, par value $.01                        American Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  [ ] Yes     [X] No

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the common stock on June 30, 2003 as reported on the NASDAQ Small Cap Market was approximately $3,629,681.

     The number of shares of common stock, $.01 par value, outstanding as of March 11, 2004 was 3,988,294.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

ITEM 1.  BUSINESS

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements included in this annual report, other than statements that are purely historical, are forward-looking statements. Forward-looking statements may be identified by words including, but not limited to, "anticipate," "appear," "believe," "could," "estimate," expect," "hope," "indicate," "intend," "likely," "may," "might," "plan," "potential," "seek," "should," "will," "would," and other variations or negative expressions thereof. These forward-looking statements are subject to known and unknown risks and uncertainties. Numerous factors, including factors over which we have little or no control, may cause actual results to differ materially from those expressed in the forward-looking statements contained in this report. In evaluating such statements, we urge you to consider the various factors identified in this annual report on Form 10-K, including matters set forth in "-- Risks Related to Our Business," which could cause actual events, performance or results to differ materially from those indicated by our forward-looking statements.

GENERAL

     We are a leading regional provider of network infrastructure and IP telephony solutions including related implementation and support services for enterprises. The network and IP telephony solutions we offer are "Cisco-centric," meaning they are based on the products and technology of Cisco Systems, Inc., which we refer to as "Cisco." These solutions include design, implementation and support of IP telephony, LAN/WAN routing and switching, virtual private networks, voice over IP, network security, and wireless networks. Because of our substantial experience and technical expertise in the design, implementation and support of IP telephony solutions, we believe we are well-positioned to take advantage of what we believe to be the growing trend of implementation by enterprises of IP telephony in general and, in particular, the pure, packet-switched IP telephony solutions of Cisco. We also develop and market our own computer telephony integration software and provide remote information technology services. Our operations are managed from offices in Houston, Dallas and Austin, Texas. Our long term goal is to become one of the leading national providers of Cisco-centric networks and IP telephony solutions for enterprises.

     I-Sector Corporation is a holding company, and we operate each of our three business segments through separate subsidiaries. We sometimes refer to our business segments in this report by referring to the name of the subsidiary that operates that business segment. We operate our IP telephony and network infrastructure business through our Internetwork Experts, Inc. subsidiary, which we refer to as "INX." Our computer telephony business is conducted through our subsidiary Stratasoft, Inc., which we refer to as "Stratasoft." Our remote information technology management business is operated by our subsidiary Valerent, Inc., which we refer to as "Valerent."

     Each of our three business segments derives revenues from sales of both products and services. As a percentage of revenue, our largest business segment is INX, our IP telephony and network infrastructure business. INX provided approximately 80% of our revenues in 2003. Computer telephony software provided by Stratasoft accounted for approximately 12% of our revenues in 2003. The third and smallest business segment is our remote information technology management business of Valerent, which provided approximately 8% of our revenues in 2003.

FUTURE MINORITY INTEREST IN INX

     Each of INX, Stratasoft and Valerent is currently a wholly-owned subsidiary. Beginning in April 2004, however, we expect that INX will cease to be a wholly-owned subsidiary as the result of anticipated issuances of INX common stock to Digital Precision, Inc., which we refer to as "Digital Precision," who sold their business to INX in April 2003. In connection with that acquisition, we agreed to issue to the seller 1.8 million shares of INX common stock as additional purchase consideration for its business if certain employees remain employed through April 4, 2004, the first anniversary of the acquisition. When that occurs, we anticipate that our ownership percentage of INX's common stock then outstanding will be approximately 92.4%.

     We have also granted 8,290,692 stock options to employees of INX to acquire INX common stock pursuant to a stock option plan for INX employees. We refer to these options as the "INX options." The exercise prices for the INX options range from $0.01 to $0.25 with a weighted average of $0.16. I-Sector Corporation also holds a warrant to acquire 1.2 million additional shares of INX common stock, which we refer to as the "I-Sector Warrant," at an exercise price of $0.25 per share. We estimate that our ownership in INX would be reduced to 69.5%, assuming that the INX stock is issued in April 2004 as we expect, all INX options become fully vested and are exercised, and the I-Sector Warrant is exercised. If the I-Sector warrant is not exercised, we estimate that our ownership in INX would be reduced to 68.4% assuming the INX stock is issued in April 2004 and all INX options become fully vested and are exercised.

     We do not intend to issue any additional shares of INX common stock to persons other than I-Sector, except to the holders of presently outstanding INX options if those options become vested and are exercised. We also do not intend to grant any additional INX options and have amended the INX stock option plan to so provide. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Minority Interest in INX."

IP TELEPHONY INDUSTRY BACKGROUND

  TERMINOLOGY

     IP telephony is a general term for an existing and rapidly expanding technology that uses Internet Protocol, or "IP," for exchanging voice communications, faxes, and other types of information that have traditionally been carried by conventional private, branch exchange ("PBX") telephone systems used by enterprises and by the public switched telephone network ("PSTN"). The term IP telephony generally encompasses a narrower term frequently used in our industry called "VoIP," or voice over Internet Protocol. We refer to VoIP as including only the exchange of voice communication by means of IP technology, while we refer to IP telephony as including not only VoIP but also the broader range of voice and other communications over IP-based networks, and the systems that enable those communications.

     Internet Protocol, or IP, is a set of industry standard procedures that are used to:

     - format large volumes of data into smaller, discrete units or "packets";

     - give each packet both the sender's and the recipient's network address;
       and

     - send those packets over the Internet or through the enterprise's own network to the recipient's address.

Sometimes the packets are sent by different routes and arrive out of proper sequence. At their destination, the multiple packets are reassembled into their correct order by another protocol known as Transmission Control Protocol, or TCP, to produce a coherent communication.

     IP telephony uses "packet-switched" connections, instead of using the conventional "circuit-switched" connections traditionally employed by PBXs and PSTNs. Because IP telephony uses packet-switching, multiple users can share the same path for voice, data and other communications. In contrast, conventional circuit-switched telephony is carried over a circuit dedicated only to the use of the specific senders and recipients that are a part of the communication then in progress.

     IP telephony uses network infrastructure, such as a local area network (a "LAN") or a wide area network (a "WAN"), employing IP technology to either enhance the telephony functions performed by the enterprise's existing PBX telephone system or to replace the existing PBX entirely. We refer to IP telephony systems that incorporate and augment an enterprise's existing PBX as a "hybrid" system, and to the PBX retained by the enterprise as a "legacy PBX." We refer to a "pure" or "packet-switched" IP telephony system as one in which network infrastructure totally supplants the enterprise's existing PBX with a packet-switched solution.

     In addition to offering potential long-term cost savings, implementation of IP telephony allows enterprises to reap the benefits of participating in a growing trend in communications technology called "convergence."

  CONVERGENCE TREND

     We believe the market for enterprise communications is moving from the "traditional model" to what industry observers sometimes term the "converged model." IP telephony is expected to be an important part of the trend toward convergence.

     In the traditional enterprise communications model, different types of communication are conducted by different means:

     - data communication is performed using LAN/WAN network infrastructure, including the Internet;

     - telephone/voice communication is carried over traditional circuit-switched PBX systems and PSTNs; and

     - video communications are often accomplished using stand-alone video conferencing systems using either multiple circuit-switched telephone lines or network communications.

     In contrast, the converged communications model will enable voice, video and data to be carried by a single, unified IP-based network. IP telephony and data communication over IP-based network infrastructures is already being used by many enterprises. We believe that technology to enable video teleconferencing over IP-based networks is rapidly developing, and that it will become available for commercial implementation in the near future.

     Today, implementation of converged IP telephony and data communications networks can offer both significant long-term cost savings and increased productivity to enterprises. Among the potential long-term savings that an enterprise might experience are:

     - elimination of redundant traditional telephone line circuits and cabling systems as internal voice communications move to the enterprise's IP-based network cabling system;

     - reduced cost resulting from consolidation of PSTN circuits to a central location so that all external communications to and from the enterprise occur through fewer or only one point of interface to the PSTN;

     - more efficient support of telephone and data functions by a single support organization rather than multiple service providers and in-house support departments;

     - simplified administration and lower costs for moves, adds and changes of the telephone system because an IP telephony handset can be moved or changed within an enterprise without rewiring the PBX or re-programming the telephone number as is required in a conventional PBX system; and

     - elimination or reduction of long distance toll charges as enterprises operating a converged solution move their internal voice communications to the fixed-cost data network that often already exists between the enterprise's remote facilities.

     Later, as convergence progresses, we expect it to further improve the productivity and cost savings of enterprises. We believe that much of these long-term productivity enhancements and cost savings will come from yet-to-be created applications designed to take full advantage of convergence technology.

  COMPETING IP TELEPHONY SOLUTIONS

     We believe there are two primary technologies competing for enterprise IP telephony market share. One is offered primarily by Cisco, the leading manufacturer of network routing and switching equipment. Cisco promotes the use of a network server running its call management software, also called a "soft switch," which enables its system to perform IP telephony functions without the use of a PBX. This approach is often referred to as a "packet-switched" solution. While other manufacturers are moving toward this technology, we believe that Cisco has established an early competitive advantage in the market for packet-switched telephony solutions.

     The competing technology is promoted by manufacturers of conventional circuit-switched PBX systems, such as Avaya Inc. and Nortel Networks Corp. These manufacturers have many customers with traditional circuit-switched PBX telephone systems. Consequently, their current products generally feature hybrid IP telephony solutions that promote retaining and upgrading their customers' legacy PBXs to make them "IP enabled," thus avoiding the immediate obsolescence of their older PBX telephone systems.

     IP telephony is a comparatively new communication technology that we believe is rapidly gaining acceptance by enterprises. There are, however, barriers to its immediate acceptance by many enterprises. We believe one of the most common barriers is the cash expense to an enterprise of upgrading or replacing existing network infrastructure and legacy PBX systems. A related concern of some enterprises is the non-cash expense associated with writing off the undepreciated cost of their legacy PBX system, particularly when substantial undepreciated costs of that system remain on an enterprise's balance sheet. Additionally, doubts about the perceived quality of service offered by an IP-based telephony system are a barrier to some enterprises. In our experience, these concerns generally focus on features such as audio quality, reliability, privacy and security.

     IP telephony as implemented by most enterprises typically requires upgraded or new network infrastructure, regardless of whether the enterprise chooses a hybrid or pure IP telephony solution. Most networks designed solely for data communications are inadequate to accommodate IP telephony functions featuring the quality of telephony service demanded by most customers. For example, most customers demand that voice communications be given priority over data communication in the allocation of their network's available resources. To do this, the enterprise's network infrastructure must be able to distinguish between data communication and voice communication. It must also be capable of prioritizing and allocating the use of system resources between voice and data to achieve the enterprise's quality-of-service expectations.

     We believe that the many complexities associated with IP telephony networks require specialized knowledge and skills not generally available to service providers experienced only in data networks or traditional telephone systems. The optimal design, implementation and support of IP telephony requires a service provider that is experienced and proficient in many different technologies, including data networking, telephony, and various industry protocols, as well as the software and hardware needed to integrate those technologies.

OUR IP TELEPHONY AND NETWORK INFRASTRUCTURE BUSINESS

     We offer a complete range of products and services for Cisco-centric IP telephony solutions through our INX subsidiary. Until recently, most IP telephony solutions work we did involved our customer testing the technology rather than full-scale implementation of IP telephony. As the market for IP telephony solutions for enterprises matures from testing to full-scale deployment, we believe that offering a comprehensive range of products and services to our customers will be critical in differentiating us from our competitors. Because services typically provide higher margins than the sale of products, we plan to emphasize recurring support services in our marketing strategy.

  NETWORK INFRASTRUCTURE PRODUCTS

     Our products consist principally of network infrastructure components manufactured by Cisco, including switching and routing equipment, and related Cisco software, including Cisco Call Manager IP Telephony Software. We also offer software products to augment Cisco technology that are available from vendors other than Cisco, including our own software products.

  DESIGN AND IMPLEMENTATION SERVICES

     We design and implement Cisco-centric IP telephony solutions. To provide these services, we employ highly trained network engineering staff, who are trained and experienced in both large, complex network infrastructure technology and Cisco IP telephony technology. Our technical and engineering staffs are also experienced in essential related technology such as network security. We have developed not only expertise in the area of enterprise IP telephony solutions and converged communications, but also methodologies for designing and implementing large, complex, converged communications infrastructures for enterprises.

     During 2001 and 2002, as the move toward IP telephony technology by enterprises began to develop, the majority of our customer engagements were limited to the installation of pilot projects in which our customers tested the technology. These types of projects required long selling cycles, substantial pre-sale involvement by skilled engineers and significant IP network design and upgrade services. Our IP telephony implementation services were a comparatively small component of the total services we provided in these pilot projects because our customers were implementing only relatively small "test" sites. These projects were characterized by sporadic service revenue and generally depressed gross margins for our services. Additionally, our engineering staff was often not fully utilized between projects. We expect to be able to more fully employ our engineering staff if we begin to perform more large-scale implementations as IP telephony gains greater acceptance by enterprises. This increased demand should improve our service revenue and service margin if we properly manage these larger installations.

     We have installed many trial IP telephony solutions for enterprises, and we believe that many of these enterprise customers will eventually choose to adopt a Cisco-centric IP telephony solution for their entire organization. If they do, we believe we will have a competitive advantage when those customers select a provider to design and implement their new system.

  POST-IMPLEMENTATION SUPPORT SERVICES

     In our view, there are two main support models for IP telephony: the current model used to support traditional PBX systems and the model used to support computer networks. We believe that neither the traditional PBX telephone support model nor the existing computer network support model best suits the needs of customers operating a converged communications infrastructure. We have created a specialized support model for supporting Cisco-centric converged communications systems, which we have branded under the Netsurant name. These services include remote monitoring and management of the customer's IP telephony and related IP network infrastructure, using specialized toolsets and a network support center with technical staff who are specifically trained and experienced in the area of Cisco IP telephony and complex, state-of-the-art IP network infrastructure. Customers are notified of system problems and we solve the detected problems either remotely or onsite.

     Until recently, when most customers were interested only in testing IP telephony technology, post-implementation support services were not a high priority for those customers. But as customers make the decision to fully implement this relatively new technology, we believe that post-implementation support will become a higher priority. Additionally, we believe that the quality of support services is likely to become among the more substantial concerns of enterprises when they are choosing a service provider. We believe we will be positioned to provide support services that the customers require.

  WHY WE OFFER CISCO-CENTRIC IP TELEPHONY SOLUTIONS EXCLUSIVELY

     We offer only Cisco-centric network infrastructure solutions and Cisco-centric IP telephony solutions. We do this because we believe it enables us to compete more effectively for large Cisco-centric IP telephony projects. Our sales force works closely with Cisco's sales organization to identify and close IP telephony projects. By deliberately refraining from selling products that are competitive with Cisco's products, we believe our relationship with Cisco is enhanced, and our sales staff and sales management are more focused and knowledgeable about the products that we sell.

     We believe that most sales of Cisco IP telephony systems are market share gains by Cisco and the packet-switched IP telephony technology it promotes over PBX manufacturers and their hybrid solution. This is because Cisco recently entered the voice communications market and does not have a large traditional PBX telephone systems customer base to protect against encroachment by competitors. Because IP telephony systems sold to enterprises will be largely systems replacing existing traditional PBX telephone systems, the traditional PBX manufacturers will be seeking to retain their existing customers while each system sold by Cisco will be a new customer for Cisco at the expense of a competitor, resulting in market share gains by Cisco.

     The majority of the IP-based routing and switching equipment installed today is manufactured by Cisco. For that reason, we believe Cisco has a competitive advantage with respect to implementing pure, packet-switched IP telephony solutions. According to Infotech's April 2003 report on enterprise IP telephony titled "Enterprise Convergence -- The Race for IP Telephony Supremacy," Cisco had over a 50% share of the installed IP telephony handsets, but less than a 2% market share of all enterprise handsets installed, including traditional circuit-switched systems. Because of this, we believe Cisco has the potential to gain market share from its competitors as the move toward full adoption of IP telephony technology by enterprises accelerates. If we are able to grow to become a national rather than a regional provider of Cisco-centric network infrastructure, and if, as we expect, Cisco gains market share, we believe that we will be able to substantially increase our revenues and our significance to Cisco.

     Because the IP telephony and network infrastructure solutions we offer are based on the IP telephony products and technology of Cisco, it is critical to our business that we maintain a good working relationship with Cisco. We believe that because of our focus on Cisco's products, and our commitment to their strategy, our relationship with Cisco is excellent. Cisco awarded us its Regional Direct Value Added Reseller for its Southern Region for 2002, and its Regional Direct Value Added Reseller for the entire United States for 2003.

     We are an authorized reseller of Cisco products and have been awarded its "Gold" level status, which enables us to obtain the best published pricing discounts on the Cisco products that we sell, which in turn enables us to be competitive with other large Cisco product resellers.

  GEOGRAPHIC EXPANSION AND ACQUISITIONS

     We have grown to be what we believe is the leading regional Cisco-centric IP telephony solutions provider for Texas, with offices in Houston, Dallas and Austin, Texas. With full adoption of IP telephony technology by enterprises just now beginning to occur, we intend to expand nationally, establishing offices in other major U.S. markets in order to rapidly create a national presence. We intend to do this, when feasible, by acquiring select Cisco-centric network infrastructure solutions companies in major markets, and adjusting the focus of those companies toward the opportunities created by the trend toward full adoption of IP telephony technology.

OUR COMPUTER TELEPHONY SOFTWARE BUSINESS

  EXISTING PRODUCTS

     We develop and market computer telephony software through our Stratasoft subsidiary. This software is used by professional contact centers and other complex, high volume telephony environments and is marketed under the trade name "Stratasoft." Our current complete contact center product offering allows our customers to rapidly customize our software to their business applications. Our Stratasoft products provide telephony functionality essential to contact center operations including:

     - outbound predictive dialing;

     - inbound automatic call distribution;

     - call blending between inbound and outbound activity;

     - voice mail and auto attendant applications;

     - text-to-speech capabilities;

     - Web-based text chatting;

     - fax on demand;

     - interactive voice response; and

     - rapid application development.

     The open architecture design of our Stratasoft products allows for integration with the customer's existing systems and software applications, thus minimizing implementation expenses. Stratasoft's products have been awarded numerous awards by industry trade journals, including Call Centers Editors Choice Award for 1998, Call Center Solutions Product of the Year Award for 1998, Customer Interaction Solutions Product of the Year Award for both 2001 and for 2002, and Communications Solutions Product of the Year Award for 2002. Recently, Technology Marketing Corporation's TMC Labs presented Stratasoft its Innovation Award for 2003.

     Stratasoft's products are currently being used primarily to operate call centers internationally, including centers in the United States, Canada, the United Kingdom, Germany, Greece, India, Egypt, the Philippines and Granada.

  CONVERGENCE SOFTWARE RESEARCH AND DEVELOPMENT

     We intend to use our computer telephony software development expertise to create and market new software products that augment and enhance Cisco-centric IP telephony solutions. We believe that IP telephony and convergence will create an environment where there will be an opportunity to create new software applications to integrate voice, video and data into a customer's business process and traditional business applications in ways that could not have been possible before. These software applications are often called "convergence applications." We believe our extensive experience in developing and marketing complex computer telephony software applications positions us to take advantage of this opportunity.

REMOTE INFORMATION TECHNOLOGY MANAGEMENT

     Through Valerent we offer a variety of services related to cost reduction and performance improvement of information technology through Internet-based remote service and support of that technology. These services include the following:

     - remote end user and server management;

     - data and network management; and

     - security and internet services.

CUSTOMERS

     We had no single customer that represented 10% or more of our total continuing revenue during the years ended December 31, 2001, 2002 or 2003. In 2001, however, end-user customers that purchased our Stratasoft software through a single reseller of our computer telephony software products collectively represented 10% of our total consolidated revenue in 2001.

  IP TELEPHONY AND NETWORK INFRASTRUCTURE

     Customers for our Cisco-centric IP telephony and other network solutions are typically large corporate organizations, schools and governmental agencies that use large network infrastructures, a majority of which are located, or make significant network infrastructure decisions in Texas. They include private enterprises in various industries such as healthcare, legal, banking, energy and utilities, hospitality, transportation, manufacturing and entertainment. In addition to its direct sales model, INX also provides technical consulting and project management services as a subcontractor for companies such as EDS, IBM and Sprint. Although our customers are generally based in Texas, we have performed work at their locations in other parts of the United States and, on occasion, internationally.

     During 2003, we performed an increasing amount of business with educational and governmental customers, including schools that receive funding for network infrastructure under a federal program, commonly referred to as the "e-Rate" program. These customers typically pay more slowly than our commercial customers, and to the extent a greater portion of our revenue is derived from these customers, our business cycle and collections cycle are extended and our working capital requirements are increased, relative to revenue.

  COMPUTER TELEPHONY SOFTWARE

     Customers for our computer telephony software are typically contact centers or companies or organizations that operate contact centers, including political and non-profit organizations. Most of our customers have historically been located in the United States, but we have increasingly sold and installed call center systems internationally. In 2001, 2002 and 2003, approximately 42.9%, 28.2% and 42.2%, respectively, of Stratasoft's revenue and 13.2%, 4.4% and 5.1%, respectively, of our consolidated revenue, were with customers outside the United States, including customers in India, Egypt, the United Kingdom, Canada, Japan, Germany, Greece and the Philippines.

     We believe that Stratasoft's typical customers may change in the future due to changes in the contact industry that are occurring as a result of the "National Do Not Call" legislation. This may occur because the new legislation created unintended incentives for large companies or organizations that have large numbers of customers to enter the contact center industry. We believe the new legislation created these incentives because the new legislation permits companies to contact their own customers for the purpose of marketing. If this trend develops as we expect, our typical customer could become a larger enterprise rather than a smaller contact center business.

  REMOTE INFORMATION TECHNOLOGY MANAGEMENT

     Customers for our remote information technology management consist primarily of commercial businesses as well as state and local governmental organizations, primarily in Houston and Dallas.

SALES AND MARKETING

     We market our products and services primarily through sales personnel, including account managers and customer service representatives. These sales personnel are partially compensated, and in some cases are solely compensated, on either the revenue or the profitability of sales that they participate in developing. In addition, Stratasoft markets its computer telephony software applications through a network of value added resellers, which often integrate their products and services with Stratasoft's software products. We also promote our products and services through general and trade advertising, and participation in trade shows. INX's sales organization works closely with the Cisco sales organization to identify opportunities for IP telephony and network infrastructure solutions.

     Potential customers for our IP telephony and network infrastructure business, particularly governmental and educational customers, sometimes specify that bid and performance bonds must be provided in order to be considered for the award of their projects, particularly in the case of larger projects. We have been unable to obtain bid bonds or performance bonds requested by potential customers in connection with some large potential transactions. In some cases, we have lost business because of this. In other cases, we were able to obtain only a smaller portion of the overall project by acting as a subcontractor, to a larger, better financed organization that was able to obtain the necessary bonding.

     Our difficulty in obtaining bonds is caused principally by two factors. The first is that we have not been financially capable of providing a bonding company with the necessary collateral to issue bonds on larger projects. We believe that the proceeds of this offering will partially alleviate, but not eliminate entirely, this problem, provided that our financial condition does not deteriorate.

     We have also had difficulty establishing a relationship with bonding companies because we believe there are fewer bonding companies today than there were in the past and that the current bonding companies prefer to bond only their larger, existing customers.

SUPPLY AND DISTRIBUTION

     We purchase equipment that is sold in conjunction with Stratasoft's software products and by INX as part of network infrastructure and/or IP telephony solutions. INX purchases the majority of the Cisco products that it resells directly from Cisco. We also purchase some of our products through various distribution channels when product is not available directly from Cisco. In addition, Valerent and INX purchase or exchange service parts typically with the product manufacturer or its authorized parts distributor. Also, Stratasoft sometimes uses resellers to distribute its software products. We attempt to keep minimal inventory on hand and attempt to purchase inventory only as needed to fulfill orders.

COMPETITION

     The market for communications systems, including network infrastructure, IP telephony solutions and computer telephony software for contact centers, is evolving rapidly, highly competitive and subject to rapid technological change. Many of our competitors are substantially larger than we are and have significantly greater financial, sales, marketing, technical and other resources. We expect to face increasing competitive pressures from both current and future competitors in the markets we serve. Our competition varies by business segment.

     For Cisco-centric IP telephony solutions and network infrastructure solutions, we compete with large, well established Cisco equipment integrators and solution providers, including most of the major national and international solution providers such as EDS, IBM, SBC and others. Our competition for IP telephony and network infrastructure solutions is highly fragmented, and we compete with numerous large and small competitors.

     With regard to our computer telephony software applications for contact centers, we compete primarily with manufacturers of specialized contact center systems, such as Avaya Inc., Concerto Software, Inc., Interactive Intelligence, Inc., and others. If we are successful in developing other software applications to augment and enhance Cisco-centric IP telephony solutions, we expect to face competition from numerous early stage companies focused in this area as well as many large, well-established software companies and telephone systems manufacturers.

     For our remote managed services business, we compete with numerous large, well established IT services and support organizations, large IT equipment manufacturers, and numerous smaller IT services and support organizations.

     We believe that the principal competitive factor in all segments of our business is price. Other important factors include technical competence, the perception of the customer regarding our financial and operational ability to manage a project, and the quality of our relationship with Cisco. In our computer telephony software business, the array of features offered by our software products as compared to those of our competitors is also an important competitive factor. Additionally, the IP telephony products we offer compete with hybrid systems.

MANAGEMENT INFORMATION SYSTEMS

     We use an internally developed, highly customized management information system ("MIS") to manage most aspects of our business. All of our subsidiaries use our MIS, which is customized to their specific needs. We use our MIS to manage accounts payable, accounts receivable and collections, general ledger, sales order processing, purchasing, service contracts, service calls and work orders, engineer and technician scheduling and time tracking, service parts acquisition and manufacturer warranties, and project management. Reporting can be generated for project profitability, contract and customer analysis, parts and inventory tracking and employee time tracking. The system provides for separate company accounting and also for consolidation of all subsidiary company financial information.

EMPLOYEES

     At February 27, 2004 we employed approximately 189 people. Of these, approximately 54 were employed in sales, marketing and customer service; 87 were employed in engineering and technical positions; and 48 were employed in administration, finance and MIS. Our management, sales management and sales staff work closely with Cisco representatives to plan and execute sales and marketing strategies. We believe that our ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been, and will continue to be, critical to our ability to execute our business plans. None of our employees are represented by a labor union nor are any subject to a collective bargaining agreement. We believe that our relations with our employees are good.

HISTORY

     We started business as a computer reseller and service provider in 1983. We added a traditional PBX telephone systems business unit in 1994 and founded Stratasoft in 1995. We conducted an initial public offering and became a public company in 1997. By 1999, we had grown to over $200 million in revenue, operating from five offices in Texas, with over 500 employees.

     In 2000, we sold both our computer products reselling business and our traditional PBX telephone systems business, which together accounted for approximately 90% of our total revenue at that time, and reposition our company to take advantage of what we then believed would become a significant opportunity in the area of converged communications using network infrastructure. We closed the sale of these two business units by mid-2000 and started the process of building our current Cisco-centric network infrastructure solutions organization with a significant focus on IP telephony technology in the enterprise market.

GENERAL INFORMATION

     Our corporate headquarters are located at 6401 Southwest Freeway, Houston, Texas 77074, and our telephone number is (713) 795-2000. Our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available without charge from us on our website at http://www.I-Sector.com, as soon as reasonably practicable following the time they are filed with or furnished to the SEC. Information on our website is not part of this document.

RISKS RELATED TO OUR BUSINESS

  WE HAVE A HISTORY OF LOSSES AND MAY CONTINUE TO INCUR LOSSES.

     We have incurred a net loss in each fiscal year since 1998. As of December 31, 2003, our accumulated deficit was $3.2 million. Our loss in 2003 was $1.8 million, and we cannot assure you when we will be profitable, if at all. In order to achieve profitability, we will have to improve operating margins. Those improvements could result from increases in revenue without comparable increases in expense, from changes in the mix of product and services we sell favoring higher margin services, or from other factors. Although our revenues from 2003 increased by approximately 47.9% from 2002, our operating margins did not improve significantly in 2003, and we cannot assure you that they will do so in the future. Whether we are able to be profitable in the future will depend on many factors, but primarily upon the commercial acceptance of IP telephony products and services, specifically those developed and marketed by Cisco.

  OUR SUCCESS DEPENDS LARGELY ON THE MAINTENANCE OF OUR RELATIONSHIP WITH CISCO.

     Approximately 80.4% of our revenue for the year ended December 31, 2003 was derived from the sale of Cisco products, network products and related services. We anticipate that these products and related services will account for a significant portion of our revenue for the foreseeable future. We have a contract with Cisco to purchase the products that we resell, and we purchase substantially all of our Cisco products directly from Cisco. Cisco can terminate this agreement on relatively short notice. Cisco has designated us an authorized reseller, and we receive certain benefits from this designation, including special pricing and payment terms. We have in the past, and may in the future, purchase Cisco-centric products from other sources. When we purchase Cisco-centric products from sources other than Cisco, the prices are typically higher and the payment terms are not as favorable. Accordingly, if we are unable to purchase directly from Cisco, maintain our status as an authorized reseller of Cisco network products and expand our relationship with Cisco, our business could be significantly harmed. If we are unable to purchase Cisco products from other sources on terms that we feel are commercially reasonable, our business would be harmed and our operating results and financial condition would be materially and adversely affected.

  OUR SUCCESS DEPENDS ON BROAD MARKET ACCEPTANCE OF IP TELEPHONY.

     The market for IP telephony products and services has begun to develop only recently and is characterized by rapid technological change, evolving industry standards and strong customer demand for new products, applications and services. As is typical of a new and rapidly evolving industry, the demand for, and market acceptance of, recently introduced IP telephony products and services are highly uncertain. We cannot assure you that the use of IP telephony will become widespread. The commercial acceptance of IP telephony products, including Cisco-centric products, may be affected by a number of factors including:

     - quality of infrastructure;

     - security concerns;

     - equipment, software or other technology failures;

     - government regulation;

     - inconsistent quality of service;

     - poor voice quality over IP networks; and

     - lack of availability of cost-effective, high-speed network capacity.

     If the market for IP telephony fails to develop, develops more slowly than we anticipate, or if IP telephony products fail to achieve market acceptance, our business could be adversely affected.

  ALTHOUGH OUR SUCCESS IS GENERALLY DEPENDENT ON THE MARKET ACCEPTANCE OF IP TELEPHONY, OUR SUCCESS ALSO DEPENDS UPON A BROAD MARKET ACCEPTANCE OF CISCO-CENTRIC IP TELEPHONY.

     We cannot assure you that the Cisco-centric IP telephony products we offer will obtain market acceptance. Competition, technological advances and other factors could reduce demand for, or market acceptance of, the Cisco-centric IP telephony products and services we offer. In addition, new products, applications or services may be developed that are better adapted to changing technology or customer demands and that could render our Cisco-centric products and services unmarketable or obsolete. To compete successfully, the Cisco-centric IP telephony products we offer must achieve broad market acceptance and we must continually enhance our related software and customer services in a timely and cost-effective manner. If the Cisco-centric IP telephony products we offer fail to achieve broad market acceptance, or if we do not adapt our existing services to customer demands or evolving industry standards, our business, financial condition and results of operation could be significantly harmed.

  OUR BUSINESS DEPENDS ON THE LEVEL OF CAPITAL SPENDING BY ENTERPRISES FOR COMMUNICATIONS PRODUCTS AND SERVICES.

     As a supplier of IP telephony products, applications and services for enterprises, our business depends on the level of capital spending for communications products and services by enterprises in our markets. We believe that an enterprise's investment in communications systems and related products and services depends largely on general economic conditions that can vary significantly as a result of changing conditions in the economy as a whole. The market for communications products and services may continue to grow at a modest rate or not at all. If the level of spending by our customers on communications systems and related products and services decreases, our revenue and operating results may be adversely affected.

  A MAJORITY OF OUR CUSTOMERS ARE BASED IN TEXAS.

     We offer our IP telephony products and services primarily to businesses in Texas. Because a majority of the enterprises that we offer our IP telephony products to are geographically concentrated in Texas, our customers' level of spending on communication products may be affected by economic condition in Texas, in addition to general economic conditions in the United States. If demand for IP telephony products by enterprises decreases our business, financial condition and results of operations could be significantly harmed.

  OUR STRATEGY CONTEMPLATES RAPID GEOGRAPHIC EXPANSION, WHICH WE MAY BE UNABLE TO ACHIEVE, AND WHICH IS SUBJECT TO NUMEROUS UNCERTAINTIES.

     A component of our strategy is to become one of the leading national providers of Cisco-centric IP telephony products. To achieve this objective, we must either acquire existing businesses or hire qualified personnel in various locations throughout the country, fund a rapid increase in operations and implement corporate governance and management systems that will enable us to function efficiently on a national basis. Identifying and acquiring existing businesses is a time-consuming process and is subject to numerous risks. Qualified personnel are in demand, and we expect the demand to increase as the market for IP telephony grows. We will also likely face competition from our existing competitors and from local and regional competitors in the markets we attempt to enter. A rapid expansion in the size and geographical scope of our business is likely to introduce management challenges that may be difficult to overcome. We cannot assure you that we will be successful in expanding our operations beyond Texas or achieving our goal of becoming a national provider. An unsuccessful expansion effort would consume capital and human resources without achieving the desired benefit and would have an adverse affect on our business.

  WE MAY REQUIRE ADDITIONAL FINANCING TO ACHIEVE EXPANSION OF OUR BUSINESS OPERATIONS, AND FAILURE TO OBTAIN FINANCING MAY PREVENT US FROM CARRYING OUT OUR BUSINESS PLAN.

     We may need additional capital to grow our business. Our business plan calls for the expansion of sales of our IP telephony products to enterprises in geographical markets where we currently do not operate. If we do not have adequate capital or are not able to raise the capital to fund our business objectives, we may have to delay the implementation of our business plan. We can provide no assurance that we will be able to find financing if required. Our ability to obtain additional financing would be subject to a number of factors, including general market conditions, investor acceptance of our business plan and investor sentiment. These factors may affect the timing, amount, terms or conditions of additional financing available to us.

  WE MAY BE UNABLE TO ACHIEVE OR MANAGE OUR GROWTH EFFECTIVELY, WHICH MAY HARM OUR BUSINESS.

     The ability to operate our business in a rapidly evolving market requires effective planning and management. Our efforts to grow have placed, and are expected to continue to place, a significant strain on our personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will require us to successfully attract, train, motivate and manage new employees, integrate new employees into our operations and continue to improve our operational, financial and management controls and procedures. If we are unable to implement adequate controls or integrate new employees into our business in an efficient and timely manner, our operations could be adversely affected and our growth could be impaired.

  OUR OPERATING RESULTS HAVE HISTORICALLY BEEN VOLATILE, AND MAY CONTINUE TO BE VOLATILE, PARTICULARLY FROM QUARTER TO QUARTER.

     Our revenue for the third quarter of 2003 increased by approximately 32% from the second quarter, and it increased over 81% from the third quarter of 2002. Our revenue for the fourth quarter of 2003 decreased by approximately 27% from the third quarter of 2003, but increased over 39% from the fourth quarter of 2002. Our quarterly operating results have historically depended on, and may fluctuate in the future as a result of, many factors including:

     - volume and timing of orders received during the quarter;

     - amount and timing of supplier incentives received in any particular quarter, which can vary substantially;

     - gross margin fluctuations associated with the mix of products sold;

     - general economic conditions;

     - patterns of capital spending by enterprises for communications products;

     - the timing of new product announcements and releases;

     - pricing pressures;

     - the cost and effect of acquisitions;

     - the amount and timing of sales incentives we may receive from our suppliers, particularly Cisco; and

     - the availability and cost of products and components from our suppliers.

     As a result of these and other factors, we have historically experienced, and may continue to experience, fluctuations in sales and operating results. In addition, it is possible that in the future our operating results may fall below the expectations of analysts and investors, and as a result, the price of our securities may fall.

  ANTICIPATED ISSUANCES OF INX COMMON STOCK TO EMPLOYEES AND OTHERS WILL MATERIALLY REDUCE OUR INTEREST IN INX AND WILL MATERIALLY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     INX is obligated to issue shares of INX common stock representing up to an approximate 31.6% post-issuance interest in INX to certain employees upon vesting and exercise of options and to others upon the fulfillment of certain conditions that we expect will be fulfilled. We expect that many of the INX options may be considered to be in the money, based on the relatively low exercise price of the options. We also expect that the other outstanding INX options may become in the money assuming that our expectations for INX's business growth are met. It is not a certainty, however, that all of the INX Options will be exercised because the stock of INX is not publicly traded and is therefore relatively illiquid and because vesting of some of the options may not occur. If INX issues common stock in satisfaction of the INX options and INX's other obligations to issue INX stock, those issuances will materially reduce our ownership interest in INX and will materially reduce our participation in any earnings that INX may produce. The possible effect of these issuances on our financial condition and results of operations is more fully discussed in "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Minority Interest in INX."

  THE EXISTENCE OF A MINORITY INTEREST IN INX MAY LIMIT OUR MANAGEMENT FLEXIBILITY, SUBJECT US TO LITIGATION AND OTHERWISE INCREASE OUR COSTS.

     The existence of a minority interest in INX will create potential conflict of interest issues between I-Sector and the INX minority stockholders. Such conflicts of interest may arise in connection with intercompany financing or other transactions, INX dividend payments, allocation of business or combined company resources among the various subsidiaries, or other reasons. The need to respond appropriately to actual and potential conflict of interest situations can be expected to reduce management flexibility and increase the time and cost required to engage in transactions in which such conflicts arise. If the INX minority stockholders disagree with I-Sector's resolution of any conflict issue, they could bring a lawsuit against I-Sector that could be costly and time-consuming and could further limit management's flexibility. Any such events could materially and adversely affect I-Sector's financial condition and results of operations.

  WE MAY, IN THE FUTURE, ELECT TO EXCHANGE MINORITY SHARES IN INX OR INX OPTIONS FOR I-SECTOR STOCK OR OPTIONS, WHICH MAY RESULT IN MATERIAL DILUTION TO I-SECTOR STOCKHOLDERS.

     To resolve the conflict of interest issues described above and to provide liquidity to the INX minority stockholders, I-Sector and the INX minority stockholders may, in the future, agree to exchange the minority INX stock or options for I-Sector stock, stock options, cash or any combination of those. I-Sector management has discussed the possibility of such an exchange with Mark Hilz, who is the President and Chief Operating Officer of I-Sector, the President of INX, and the largest holder of INX options. No specific proposal has been made or agreed to with respect to any such future exchange.

     If a future exchange transaction does occur, the value of the consideration for the INX minority stock and stock options would be determined by negotiations between a committee of I-Sector's board of directors (the "Board"), composed of disinterested, independent members of the Board and the principal INX minority stockholders and option holders. We cannot predict the outcome of those future negotiations, if any, and thus cannot predict the financial impact on us or our stockholders of any future exchange transaction. We expect, however, that any such negotiations would involve negotiating the value at the time of the exchange, of INX and, in the case of consideration in the form of I-Sector equity, the negotiated value at the time of the exchange of I-Sector equity securities. Because INX's financial significance to us is currently high, and we expect it to remain so, any future exchange transaction could result in significant dilution to existing I-Sector stockholders.

  IF IN THE FUTURE WE EXCHANGE OR CONVERT INX STOCK OR INX OPTIONS FOR I-SECTOR STOCK OR STOCK OPTIONS, WE COULD BE REQUIRED TO RECORD SUBSTANTIAL NON-CASH EXPENSES IN CONNECTION WITH THE TRANSACTION, THE AMOUNT OF WHICH WE CANNOT QUANTIFY.

     If we choose to exchange or convert INX stock or INX options into I-Sector stock or stock options, we may be required by generally accepted accounting principles to record substantial non-cash expenses. We are not now able to determine the amount or timing of any such charges. This is because those charges would largely depend upon the timing and terms on which any future exchange or conversion would occur, particularly the exchange or conversion ratio used. Based on the presently high financial significance to us of INX relative to our other business segments, and our expectation that its significance to us will remain high, we believe that any resulting non-cash expense charges could be substantial. Any such future non-cash expenses charges could materially and adversely affect our financial results of operations.

  WE HAVE MANY COMPETITORS AND EXPECT NEW COMPETITORS TO ENTER OUR MARKET, WHICH COULD INCREASE PRICE COMPETITION AND MAY AFFECT THE AMOUNT OF BUSINESS AVAILABLE TO US AND THE PRICES THAT WE CAN CHARGE FOR OUR PRODUCTS AND SERVICES.

     The markets for our IP telephony products and services are extremely competitive and subject to rapid change. Substantial growth in demand for IP telephony solutions has been predicted, and we expect competition to increase as existing competitors enhance and expand their products and services and as new participants enter the IP telephony market. IP telephony involves the application of traditional computer-based technology to voice communication, and the hardware component of the solution is readily available. Accordingly, there are relatively few barriers to entry to companies with computer and network experience. A rapid increase in competition could negatively affect the amount of business that we get and the prices that we can charge.

     Additionally, many of our competitors and potential competitors have substantially greater financial resources, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships than we do. We cannot be sure that we will have the resources or expertise to compete successfully. Compared to us, our competitors may be able to:

     - develop and expand their products and services more quickly;

     - adapt faster to new or emerging technologies and changing customer needs;

     - take advantage of acquisitions and other opportunities more readily;

     - negotiate more favorable agreements with vendors;

     - devote greater resources to marketing and selling their products; and

     - address customer service issues more effectively.

     Some of our competitors may also be able to increase their market share by providing customers with additional benefits or by reducing their prices. We cannot be sure that we will be able to match price reductions by our competitors. In addition, our competitors may form strategic relationships with each other to better compete with us. These relationships may take the form of strategic investments, joint-marketing agreements, licenses or other contractual arrangements that could increase our competitors' ability to serve customers.

  BUSINESS ACQUISITIONS, DISPOSITIONS OR JOINT VENTURES ENTAIL NUMEROUS RISKS AND MAY DISRUPT OUR BUSINESS, DILUTE SHAREHOLDER VALUE OR DISTRACT MANAGEMENT ATTENTION.

     As part of our business strategy, we plan to consider acquisitions of, or significant investments in, businesses that offer products, services and technologies complementary to ours. Any acquisition could materially adversely affect our operating results and/or the price of our securities. Acquisitions involve numerous risks, some of which we have experienced and may continue to experience, including:

     - unanticipated costs and liabilities;

     - difficulty of integrating the operations, products and personnel of the acquired business;

     - difficulties in managing the financial and strategic position of acquired or developed products, services and technologies;

     - difficulties in maintaining customer relationships, in particular when a substantial portion of the target's sales were derived from products that compete with products that we currently offer;

     - the diversion of management's attention from the core business;

     - inability to maintain uniform standards, controls, policies and procedures; and

     - damage to relationships with acquired employees and customers as a result of integration of the acquired business.

     Finally, to the extent that shares of our common stock or rights to purchase common stock are issued in connection with any future acquisitions, dilution to our existing stockholders will result and our earnings per share may suffer. Any future acquisitions may not generate additional revenue or provide any benefit to our business, and we may not achieve a satisfactory return on our investment in any acquired businesses.

  OUR INTERNATIONAL OPERATIONS, WHICH WE PLAN TO EXPAND, WILL SUBJECT US TO ADDITIONAL RISKS THAT MAY ADVERSELY AFFECT OUR OPERATING RESULTS DUE TO INCREASED COSTS.

     Our revenue generated outside the United States, as a percentage of our total revenue, was 4.4% and 5.1% for the years ended December 31, 2002 and 2003, respectively. We intend to continue to pursue international opportunities. Pursuit of international opportunities may require us to make significant investments for an extended period before returns on such investments, if any, are realized. International operations are subject to a number of risks and potential costs, including:

     - unexpected changes in regulatory requirements and telecommunication standards;

     - tariffs and other trade barriers;

     - exchange controls or other currency restrictions;

     - difficulty in collecting receivables;

     - difficulty in staffing and managing foreign operations;

     - the need to customize marketing and products;

     - inadequate protection of intellectual property in countries outside the United States;

     - adverse tax consequences; and

     - political and economic instability.

     Any of these factors could prevent us from increasing our revenue and otherwise adversely affect our operating results. We may not be able to overcome some of these barriers and may incur significant costs in addressing others.

  IF WE LOSE KEY PERSONNEL WE MAY NOT BE ABLE TO ACHIEVE OUR OBJECTIVES.

     We are dependent on the continued efforts of our senior management team, including our Chairman and Chief Executive Officer, James H. Long, and our President and Chief Operating Officer, Mark T. Hilz. If for any reason, our senior executives do not continue to be active in management; our business, financial condition or results of operations could be adversely affected. We cannot assure you that we will be able to continue to retain our senior executives or other personnel necessary for the development of our business.

  WE MAY NOT BE ABLE TO HIRE AND RETAIN HIGHLY SKILLED TECHNICAL EMPLOYEES, WHICH COULD AFFECT OUR ABILITY TO COMPETE EFFECTIVELY AND COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     We depend on highly skilled technical personnel to research and develop and to market and service our products. To succeed, we must hire and retain employees who are highly skilled in rapidly changing communications technologies. In particular, as we implement our strategy of focusing on IP telephony, we will need to:

     - hire more employees with experience developing and providing advanced communications products and services;

     - retrain our current personnel to sell IP telephony products and services; and

     - retain personnel to service our products.

     Individuals who can perform the services we need to provide our products and services are scarce. Because the competition for qualified employees in our industry is intense, hiring and retaining qualified employees is both time-consuming and expensive. We may not be able to hire enough qualified personnel to meet our needs as our business grows or to retain the employees we currently have. Our inability to hire and retain the individuals we need could hinder our ability to sell our existing products, systems, software or services or to develop and sell new ones. If we are not able to attract and retain qualified employees, we will not be able to successfully implement our business plan and our business will be harmed.

  IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS MAY BE HARMED.

     Although we attempt to protect our intellectual property through patents, trademarks, trade secrets, copyrights, confidentiality and non-disclosure agreements and other measures, intellectual property is difficult to protect and these measures may not provide adequate protection. Patent filings by third parties, whether made before or after the date of our patent filings, could render our intellectual property less valuable. Competitors may misappropriate our intellectual property, disputes as to ownership of intellectual property may arise and our intellectual property may otherwise become known or independently developed by competitors. The failure to protect our intellectual property could seriously harm our business because we believe that developing new products and technology that are unique to us is important to our success. If we do not obtain sufficient international protection for our intellectual property, our competitiveness in international markets could be significantly impaired, which would limit our growth and future revenue.

  WE MAY BE FOUND TO INFRINGE ON THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS.

     Third parties have in the past and may in the future assert claims or initiate litigation related to their patent, copyright, trademark and other intellectual property rights in technology that is important to us. The asserted claims and/or litigation could include claims against us or our suppliers alleging infringement of intellectual property rights with respect to our products or components of those products. Regardless of the merit of the claims, they could be time consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. There can be no assurance that licenses will be available on acceptable terms, if at all. Furthermore, because of the potential for high court awards, which are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims resulting in large settlements. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results and financial condition could be materially adversely affected.

  COSTS OF COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002 AND THE RELATED SEC REGULATIONS MAY HARM OUR RESULTS OF OPERATIONS.

     The Sarbanes-Oxley Act of 2002 requires heightened financial disclosure and corporate governance for all publicly traded companies. Although costs of compliance with the Sarbanes-Oxley Act are uncertain due to several factors, we expect that our general and administrative expenses will increase. Furthermore, the American Stock Exchange has adopted amendments to its listing standards that will impose additional corporate governance requirements. We are a "controlled company" and are only required to comply with certain of the American Stock Exchange's recently adopted corporate governance requirements. We may not always qualify as a "controlled company." If we cease to qualify as a "controlled company," we will have to comply with all of the American Stock Exchange's corporate governance requirements, which may cause us to incur additional expense. Although we expect to comply with these corporate governance listing requirements, if we are unable to comply in a timely manner, we may incur penalties or fines, and our securities may be delisted from the American Stock Exchange, which could limit our ability to access the capital markets, having a negative impact on our financial condition and results of operations.

ITEM 2.  PROPERTIES

     We do not own any real property and currently lease all of our existing facilities. We lease our Houston office that is housed in a freestanding building of approximately 48,000 square feet. On November 30, 1999, the building was acquired by a corporation owned by our Chairman and Chief Executive Officer. A new lease at reduced rental rates was signed on February 1, 2002, which expires on January 31, 2007. Our Dallas office is a space of approximately 8,960 square feet. The Dallas facility lease term began July 2000 and expired in July 2003 and is currently leased on a month-to-month basis. Our Austin office is a space of approximately 2,845 square feet. The Austin facility lease was acquired in conjunction with our acquisition of Digital Precision in April 2003 and expires October 31, 2006.

ITEM 3.  LEGAL PROCEEDINGS

     We are party to litigation and claims that management believes are normal in the course of our operations; while the results of such litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our results of operations or financial position.

     In August 2002, Inacom Corp. filed a lawsuit in the District Court of Douglas County, Nebraska styled Inacom Corp. v. I-Sector Corporation, f/k/a Allstar Systems, Inc., claiming that we owed the sum of approximately $570,000 to Inacom Corp. ("Inacom") as a result of Inacom's termination of a Vendor Purchase Agreement between Inacom and us. We believe that the lawsuit is without merit, and we intend to vigorously contest it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE FOR COMMON STOCK

     On Monday, December 29, 2003, we listed our common stock on the American Stock Exchange under the ticker symbol ISR. Prior to December 29, 2003 and since the change of the corporate name on July 11, 2000, our common stock was traded on the NASDAQ Small Cap Market under the symbol "ISEC." Prior to July 11, 2000, our shares traded under the symbol "ALLS." Below are ranges of the stock trading price:

                                                               HIGH     LOW
                                                              ------   -----
2002
  First Quarter.............................................  $ 0.97   $0.67
  Second Quarter............................................  $ 2.14   $0.66
  Third Quarter.............................................  $ 2.29   $1.33
  Fourth Quarter............................................  $ 2.00   $1.05
2003
  First Quarter.............................................  $ 2.06   $1.64
  Second Quarter............................................  $ 2.40   $1.75
  Third Quarter.............................................  $ 4.40   $2.60
  Fourth Quarter............................................  $15.97   $4.14

     As of March 10, 2004, we had 38 stockholders of record. On March 11, 2004, the closing sales price of our common stock as reported by the American Stock Exchange was $12.65 per share.

DIVIDEND POLICY

     We have never declared or paid any cash dividends on our common stock and do not anticipate declaring or paying dividends on our common stock in the foreseeable future. Any future determination as to the payment of dividends will be made at the discretion of the Board and will depend on our operating results, financial condition, capital requirements, general business conditions and such other factors as the Board deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

     The following sets forth the selected data of the company for the five years ended December 31, 2003.

                                                           YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                1999      2000      2001      2002      2003
                                               -------   -------   -------   -------   -------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Revenue:
  Products...................................  $   780   $ 1,670   $ 9,925   $29,805   $46,900
  Services...................................   13,137     8,757     6,477     5,647     7,725
  Custom projects............................    4,067     6,660     7,218     6,569     7,527
                                               -------   -------   -------   -------   -------
     Total revenue...........................   17,984    17,087    23,620    42,021    62,152
Cost of sales and services:
  Products...................................    1,235     2,104     8,685    26,437    41,060
  Services...................................    8,445     7,291     5,322     4,395     5,383
  Custom projects............................    2,126     3,573     3,318     2,920     2,982
                                               -------   -------   -------   -------   -------
     Total cost of sales and services........   11,806    12,968    17,325    33,752    49,425
Gross profit:
  Products...................................     (455)     (434)    1,240     3,368     5,840
  Services...................................    4,692     1,466     1,155     1,252     2,342
  Custom projects............................    1,941     3,087     3,900     3,649     4,545
                                               -------   -------   -------   -------   -------
     Total gross profit......................    6,178     4,119     6,295     8,269    12,727
Selling, general and administrative
  expenses...................................    6,207     9,479    10,573    10,625    15,061
                                               -------   -------   -------   -------   -------
     Operating loss..........................      (29)   (5,360)   (4,278)   (2,356)   (2,334)
Interest and other income, net...............       23       239       316       115       107
                                               -------   -------   -------   -------   -------
Loss from continuing operations before income
  taxes......................................       (6)   (5,121)   (3,962)   (2,241)   (2,227)
Tax benefit (expense)........................      (20)    1,493        87     1,595       181
                                               -------   -------   -------   -------   -------
Net loss from continuing operations..........      (26)   (3,628)   (3,875)     (646)   (2,046)
Discontinued operations:
Net income (loss) from discontinued
  operations, net of taxes...................      319       195      (167)       --        --
Gain (loss) on disposal, net of taxes........   (1,138)    3,390       337       262       210
                                               -------   -------   -------   -------   -------
     Net loss................................  $  (845)  $   (43)  $(3,705)  $  (384)  $(1,836)
                                               =======   =======   =======   =======   =======
Net loss per share:
  Basic:
     Net loss from continuing operations.....  $ (0.01)  $ (0.90)  $ (0.99)  $ (0.17)  $ (0.55)
     Net gain (loss) from discontinued
       operations............................     0.08      0.05     (0.04)       --        --
     Gain (loss) on disposal.................    (0.27)     0.84      0.08      0.07      0.06
                                               -------   -------   -------   -------   -------
     Net loss per share......................  $ (0.20)  $ (0.01)  $ (0.95)  $ (0.10)  $ (0.49)
                                               =======   =======   =======   =======   =======
  Diluted:
     Net loss from continuing operations.....  $ (0.01)  $ (0.90)  $ (0.99)  $ (0.17)  $ (0.56)
     Net gain (loss) from discontinued
       operations............................     0.08      0.05     (0.04)       --        --
     Gain (loss) on disposal.................    (0.27)     0.84      0.08      0.07      0.06
                                               -------   -------   -------   -------   -------
     Net loss per share......................  $ (0.20)  $ (0.01)  $ (0.95)  $ (0.10)  $ (0.50)
                                               =======   =======   =======   =======   =======



                                                   (continued on following page)

                                                           YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                1999      2000      2001      2002      2003
                                               -------   -------   -------   -------   -------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Working capital..............................  $ 9,567   $10,098   $ 5,983   $ 5,540   $ 3,724
Total assets.................................   54,531    17,142    13,548    15,751    19,207
Current portion of long-term debt............   15,869        --       213       157     1,784
Long-term debt...............................       --        --       410       247       229
Stockholders' equity.........................  $11,830   $11,912   $ 8,015   $ 7,640   $ 6,619

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Please read the following discussion of our financial condition and results of operations together with "Item 6. Selected Financial Data" and our consolidated financial statements and the notes to those statements included elsewhere in this report. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Item 1. Business -- Risks Related to Our Business" and elsewhere in this report.

GENERAL

     We are a leading regional provider of network infrastructure and IP telephony solutions including related implementation and support services. The IP telephony industry is characterized by rapidly evolving and competing technologies. Our three principal offices are located in Texas, and we primarily market to potential customers headquartered in, or making purchasing decisions from, Texas. Our long-term goal, however, is to become one of the leading national providers of Cisco-centric network and IP telephony solutions to enterprises.

     We begin Management's Discussion and Analysis of Financial Condition and Results of Operations with an overview of our strategies for achieving this goal and becoming profitable. From a financial perspective, these operating strategies have a number of important implications for our results of operations and financial condition.

STRATEGY

     We plan to become profitable in 2004 by implementing the strategies discussed below. We believe that our strategies will allow us to continue to increase total revenues in 2004. Importantly, we also believe our strategies will enable us to improve our gross profit in 2004 by improving our gross margins on INX revenue. At the same time, we will seek to contain the relatively fixed components of our selling, general and administrative expenses so that those components become a relatively smaller percentage of total revenues. Although selling expenses can generally be expected to increase as our revenues increase, we believe that if we are successful in implementing our strategies, many general and administrative expenses (such as management salaries, administrative wages and professional expenses) will decrease as a percentage of our total revenues.

     Our key operating strategies are as follows:

     - seeking larger, full-scale IP telephony implementation projects, as opposed to smaller pilot projects;

     - increasing the gross revenues from our higher gross margin operations, such as INX services and Stratasoft custom projects, as opposed to product sales, which typically produce lower gross margins;

     - aligning ourselves with Cisco as our exclusive supplier for the network and IP telephony equipment and technology that we offer;

     - expanding geographically by acquiring complementary businesses and by opening our own offices; and

     - developing and marketing our own computer telephony software that operates with and augments Cisco-centric IP telephony products.

     If we are successful in obtaining larger, full-scale IP telephony implementation projects, we expect that our gross revenues from both products and services will increase because these projects, by their nature, typically require a substantially higher level of our services and more products than do smaller projects. Larger projects, however, can strain our financial resources. For example, a potential customer for a major IP telephony project may require that we post a bid bond or performance bond in order for us to be awarded the project. This often occurs on competitive bids. Because of our financial condition, bonding companies typically require that we provide security to collateralize the issuance of its bond. We have been financially unable to provide sufficient collateral in some instances, and as a result have not been able to obtain the bond. We believe we have occasionally lost business that we might have otherwise been awarded because we were unable to obtain the bond required by the potential customer. We compete with larger and better financed entities that do not face the same difficulties obtaining bonds.

     Increases in the size and volume of IP telephony projects we undertake can also challenge our cash management. For example, larger projects can reduce our available cash by causing us to carry higher levels of inventory. Larger projects can also require us to invest our available cash in labor costs. This is because, in some cases, we do not receive payments from our customers for extended periods of time. Until they pay us, all the cash we previously invested in labor and products on the project remains tied up. We expect that greater amounts of our cash will become invested in accounts receivable in the future if we are successful in growing our business as we intend.

     To meet our cash requirements to support this growth, we expect to rely on capital provided from our operations and our credit facility, which is collateralized by our accounts receivable and substantially all of our assets. We also expect to raise capital through a public offering of our equity securities.

     Although over 75% of our revenue in 2003 was attributable to product sales, the gross profit margins on sales of our services have been substantially higher than those for sales of products, with the exception of sales of our proprietary Stratasoft software products. In 2003, for example, the gross profit margin on sales of products by INX was 12.4%, while the gross profit margin on sales of services by INX for that year was 29.6%. We therefore plan to increase revenue from services, particularly our post-implementation services for IP telephony. The success of this aspect of our strategy largely depends on our ability to attract and retain highly skilled and experienced employees.

     For the last three years, the largest component of our total cost of sales and service has been purchases of Cisco-centric IP telephony products by INX. The majority of those purchases were directly from Cisco. We typically purchase from various wholesale distributors only when we cannot timely purchase products directly from Cisco. Our reliance on Cisco as the primary supplier for the network and IP telephony equipment and technology we offer means that our results of operations from period to period depend substantially on the terms that we are able to purchase these products from Cisco and, to a much lesser extent, from wholesale distributors of Cisco's products. Therefore, our ability to manage the largest component of our cost of sales and service is very limited and depends to a large degree on maintaining and growing our relationship with Cisco. Our cost of products purchased from Cisco can be substantially influenced by whether Cisco sponsors sales incentive programs and whether we qualify for the incentives that Cisco offers.

     We plan to also grow our business in other geographic areas through strategic acquisition of similar businesses or by opening our own offices. This aspect of our strategy can affect our financial condition and results of operations in many ways. The purchase price for business acquisitions and the costs of opening offices may require substantial cash and may require us to incur long-term debt. The expenses of a geographic expansion in an area may well exceed the revenues attributable to a new business or office for some time, even if it performs as we expect. Additionally, it is possible that our acquisition activities may require that we record substantial amounts of goodwill if the purchase consideration paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. To the extent an acquisition results in goodwill, we will reevaluate the realizability of that goodwill at least annually and adjust it as appropriate. The resulting adjustment could result in significant charges to earnings in future periods.

     Developing new or substantially improved computer telephony software products will likely require us to expend cash and record software development expenses. Software development costs will likely be expensed as incurred because we expect to incur substantially all costs prior to achieving technological feasibility in developing a new or substantially improved software product.

FUTURE MINORITY INTEREST IN INX

     Since its formation in 2000, INX has been our wholly-owned subsidiary. Beginning in April 2004, however, we expect INX will cease to be a wholly-owned subsidiary as the result of the anticipated issuance of INX common stock to Digital Precision, which INX acquired in April 2003. In connection with that acquisition, we agreed to issue to the seller 1.8 million shares of INX common stock as additional purchase consideration for its business if certain employees remain employed through April 4, 2004, the first anniversary of the acquisition. We expect that these conditions will be met and that the INX stock will be issued in April 2004. When that occurs, we anticipate that our ownership percentage of INX's common stock then outstanding will decline to approximately 92.4%.

     INX has also granted 8,290,692 stock options to employees of INX to acquire INX common stock pursuant to a stock option plan for INX employees. The exercise prices for the INX options range from $0.01 to $0.25 with a weighted average of $0.16. Additionally, the I-Sector Warrant entitles us to acquire an additional
1.2 million shares of INX common stock at an exercise price of $0.25 per share. We estimate that I-Sector's ownership in INX could be reduced to 69.5%, assuming that all of the INX options are exercised, we exercise the I-Sector Warrant and there are no other changes in INX's equity. If the I-Sector Warrant is not exercised, we estimate that our ownership in INX would be reduced to 68.4% assuming the INX stock is issued in April 2004 and all INX options are exercised. The terms of the INX options and the I-Sector Warrant are discussed further in Note 14 to the Consolidated Financial Statements and in "Executive Compensation."

     While the existence of the unexercised INX options and the contingent obligation to issue INX stock do not result in a minority interest for accounting purposes, the actual issuance of INX stock in April 2004 will result in a minority interest. Because I-Sector will own less than all of INX's stock, its interest in INX's future profits and losses will be reduced. Under U.S. generally accepted accounting principles, we expect that I-Sector's consolidated financial statements will reflect a minority interest adjustment of the otherwise reportable profits and losses of INX by the percentage of minority ownership in INX during the period covered by the financial statements. I-Sector's percentage share of any cash dividends or other distributions paid by INX to its stockholders will likewise be reduced by the percentage of minority ownership in INX. Additionally, if the percentage of minority ownership of INX's stock grows as a result of future exercises of INX options, that increase will cause a corresponding decrease in the reportable share of INX's profits and losses included in our consolidated financial statements, and our share of cash dividends and other distributions from INX.

     The following table summarizes the pro forma effect on our consolidated net loss for 2003 if, as of January 1, 2003, we exercised the I-Sector Warrant, all INX options were exercised and all the INX shares we expect to issue in connection with the Digital Precision acquisition were issued:

                                                              DECEMBER 31, 2003
                                                              -----------------
                                                               (IN THOUSANDS)
Net loss as reported........................................       $(1,836)
Assumed minority interest in INX income.....................          (189)
Adjusted pro forma net loss.................................       $(2,025)

As a result of the adjustment to net income, our pro forma consolidated balance sheet would include a liability entitled "Minority Interest" of $559,000 and our stockholders' equity would be reduced by $559,000.

     Unlike the boards of directors of our wholly-owned subsidiaries, the board of directors of INX will be required to be mindful of the interests of INX's minority stockholders, in addition to our interests, when considering whether to approve business and financing transactions involving INX. For example, we may be unable to cause the assets of INX to be pledged as collateral security for indebtedness if the proceeds of that indebtedness disproportionately benefit us or our wholly-owned subsidiaries in relation to INX. Conflicts of interest may reduce our flexibility in structuring business and financing transactions beneficial to us and our wholly-owned subsidiaries.

     Contributions of capital to INX by us, in the form of stock purchases, which may be necessary to fund INX's growth, could increase our percentage ownership of INX but would use capital. Because of the potential minority interest in INX, we will be required to make capital contributions to INX on a basis that is, in the good-faith judgment of our board of directors, fair to us and the holders of the minority interest.

     Minority stock ownership in INX could also subject us to lawsuits from its minority stockholders complaining of our actions with respect to INX and its minority stockholders, even if the actions complained of are ultimately determined to have been proper. For example, if we choose to cause INX to merge with, or sell all or substantially all of its assets to, another entity, the minority stockholders of INX may bring lawsuits seeking to block the transaction or seeking to exercise statutory dissenters' rights with respect to the transaction. Whether or not successful, any such actions would cause us to incur litigation costs and potentially reduce the benefit of any such transaction to us.

     The stock of INX is not publicly traded. Accordingly, any shares of INX stock issued, including those issued to the former owners of Digital Precision upon exercise of INX options, are, and will be for the foreseeable future, relatively illiquid. For this reason, and to eliminate the other consequences of having a minority interest in a subsidiary, we believe that in the future we will offer to exchange INX stock and stock options for common stock or stock options to acquire our common stock. If we conclude such a transaction, the aggregate ownership percentage of our common stock by our stockholders immediately before the conversion or exchange transaction will be reduced by the percentage of post-transaction ownership acquired by the former minority stockholders of INX. Their post-transaction ownership may be further reduced by subsequent exercises of I-Sector stock options that we may choose to exchange for INX stock options.

     We cannot predict the percentage of ownership reduction to our stockholders that may result from any future exchange or conversion of INX stock and INX options. The ownership reduction resulting from any such transaction may, however, be significant. We believe this may be the case principally because:

     - we expect that the total number of shares of our common stock that we would be required to issue in any such transaction would be approximately equivalent in value, as determined at a future date, to the value of the INX stock and INX options to be exchanged at the same future date;

     - the historical financial effect of INX on our business is significant, as compared with our other subsidiaries; and

     - we expect INX will continue to generate most of our revenue.

     If in the future we propose to exchange or convert INX stock and INX options into I-Sector common stock or options, we intend to appoint a special committee of our independent directors to negotiate any exchange ratio for the transaction with the principal INX minority stockholders and option holders. The facts and circumstances that the special committee may choose to consider and the relative weights to be accorded them in negotiating the relative values of our common stock and INX stock and in negotiating the exchange ratio for any future transaction are matters that we intend to delegate to the discretion of the special committee. Accordingly, presently we cannot quantify the amount of any future ownership reduction that our stockholders may experience in an exchange transaction with INX stockholders and option holders.

     Under some circumstances, we may be required by generally accepted accounting principles to record substantial non-cash expenses if we choose to exchange INX stock or INX options into our common stock or options. We are not now able to determine the amount or timing of any such charges. This is because those matters will largely depend upon the timing and terms on which any future exchange would occur, particularly the exchange ratio negotiated at the time. Because most of our revenues in 2003 were generated by INX and our expectation is that this will continue for the foreseeable future, we believe that any resulting non-cash charges could be substantial. Any such future non-cash charges could materially and adversely affect our financial results.

     If we determine to undertake a transaction to exchange INX stock or INX options into our common stock or stock options, we also plan to submit any such transaction to our stockholders for their approval, even if not required by Delaware law or the rules of the American Stock Exchange. Even if we believe that such transaction is in our best interest, our stockholders may refuse to approve it. If that were to occur, it could disappoint the expectations of those INX minority stockholders and INX option holders in favor of the transaction, some of who are currently, and are expected to remain, key employees. This could cause employee morale and retention problems for us.

RESULTS OF OPERATIONS

  OVERVIEW

     Sources of Revenue. Our revenue is derived from three segments represented by our three operating subsidiaries, which are INX, Stratasoft and Valerent. During the year ended December 31, 2003, INX, Stratasoft and Valerent accounted for 80.4%, 12.1% and 8.2%, respectively, of total consolidated revenue, and (0.7)% of subsidiary revenue was eliminated in consolidation due to intercompany transactions.

     INX revenue consists of product and service revenue. Product revenue consists of reselling Cisco products and limited amounts of complementary products by other manufacturers. Service revenue is generated by fees from a variety of implementation and support services. Product prices for INX are set by the market for Cisco products, and provide our lowest gross margins. Service revenue for INX has recently provided a higher gross margin that has generally improved over the past several years as the cost of INX's technical resources, which are reflected as a cost of service, has decreased as a percentage of service revenue. Also, certain fixed and flat fee service contracts that extend over three months or more are accounted for using the percentage of completion method of accounting.

     Historically, the majority of INX's service revenue has been generated from implementation services, which is project oriented and tends to be volatile as projects are completed and new projects commence. As the number, frequency and size of INX projects has grown, INX has achieved better utilization of its engineering resources resulting in improved services gross margins. The normal sales cycles for corporate customers typically ranges from three to six months depending on the nature, scope and size of the deal involved. But our direct experience with school districts involved in the e-Rate program (a governmental funding program for schools) indicates that the sales lead time is generally about six to 12 months. In mid-2003, INX introduced Netsurant, its branded support service that consists primarily of customer service personnel and a support center that we believe could further improve overall services gross margins. Through 2003, Netsurant service revenue was not significant.

     Stratasoft revenue consists primarily of custom project revenue from the sale of proprietary computer-telephony software. Our Stratasoft revenue is reported as custom project revenue in our financial statements, because it consists of product and services which cannot be accounted for separately. Stratasoft has traditionally provided our highest gross margin since it is primarily sales of our proprietary computer-telephony software. Our cost of goods sold for Stratasoft's custom project revenue includes the cost of developing our computer-telephony software products, installation costs, and the cost of hardware and other equipment bundled with our software applications and included in a sale to a customer. Stratasoft revenue also includes sales to resellers. The sales to resellers are recorded when the sale becomes fixed or determinable; otherwise revenue from resellers is recorded when payments become due.

     Valerent revenue consists of both product revenue and service revenue. Product revenue consists of reselling primarily software products and, to a lesser degree, hardware products that facilitate Valerent's managed services, including remote management software products from Altiris, Inc., and security software products from Network Associates, Inc. Product sales prices for Valerent are set by the market for these products, and Valerent's product sales have typically provided lower gross profit margins than its service revenue. Valerent's service revenue consists of remote and onsite technical assistance to its customers.

Valerent's gross margin on service revenue, much like INX's implementation service revenue, is subject to variability based upon the utilization of Valerent's billable technical resources. Recurring service agreements exist with some customers, but usually with varying terms and conditions that conform to their year-over-year business changes and specific needs. These agreements provide predictable and stable sources of revenue, the loss of a recurring agreement could disrupt the stability of that revenue stream for Valerent.

     Gross Profit and Gross Profit Margin. The mix of our various revenue components, each of which has substantially different gross margin, materially influences our overall gross profit and gross margin in any particular quarter. In periods in which service revenue or Stratasoft custom project revenue is high, as compared to INX and Valerent product sales, our gross margin generally improves as compared to periods in which we have higher levels of product sales. Our gross margin for product sales also varies depending on the type of product sold and the mix of large revenue product contracts, which typically have lower gross margin, as compared to smaller revenue product contracts, which typically have a higher gross margin.

     In addition, our quarterly gross profit and gross margin can be materially affected by vendor incentives received in certain quarterly periods, most of which are Cisco incentives received by INX. The incentive programs sponsored by Cisco currently enable us to qualify for cash rebates or product pricing discounts. These incentives are generally earned based on sales volume, sales growth and, in some cases, customer satisfaction levels. The amounts earned under these programs are recorded as a reduction of cost of goods and can vary significantly between periods. Currently, incentives by Cisco are paid semiannually, and are typically paid in the first and third quarters of each calendar year. Incentives are recognized when we receive payment from the supplier or when we have earned and can reasonably estimate the amount due from the supplier.

     Expenses. A significant portion of our cost of services for each of our service businesses is composed of labor. Labor cost related to permanent employees is generally fixed in the short-term so that higher levels of service revenue produce higher gross margins while lower levels of service revenue produce lower gross margins. Our gross margin on service revenue fluctuates from period to period depending not only upon the prices charged to customers for our services, but also upon the level of utilization of our technical staff. Management of labor cost is therefore important in order to prevent erosion of gross margin. Our gross margin is also impacted by such factors as contract size, time and material pricing versus fixed fee pricing, discounting, vendor incentives and other business and marketing factors normally incurred during the conduct of business.

     Selling, General and Administrative Expenses. Our selling, general and administrative expenses include both fixed and variable expenses. Relatively fixed expenses in selling, general and administrative expenses include rent, utilities, promotion and advertising, and administrative wages. Variable expenses in selling, general and administrative expenses include sales commissions and travel, which will usually vary based on our sales and gross profit. Selling, general and administrative expenses also include expenses which vary significantly from period to period but not in proportion to sales or gross profit. These include legal expenses and bad-debt expense both of which vary based on factors that are difficult to predict.

     A significant portion of our selling, general and administrative expenses relate to personnel costs, some of which are variable and others that are relatively fixed. Our variable personnel costs consist primarily of sales commissions. Sales commissions are typically calculated based upon our gross profit on a particular sales transaction and thus generally fluctuate because of the size of the deal and the mix of associated products and services with our overall gross profit. Bad debt expense generally fluctuates somewhat in proportion to increases or decreases in revenue levels, although not always in the same periods as increases or decreases in revenue. Legal expense varies based on legal issue activity, which can vary substantially from period to period. The remainder of selling, general and administrative expenses are relatively fixed and do not vary in direct proportion to increases or decreases in revenue.

     Acquisition and Disposition. In the second quarter of 2003, INX acquired the fixed assets, inventory, intellectual property, customer lists, trademarks, trade names service marks, contract rights and other intangibles of Digital Precision. In connection with that acquisition we also assumed leases for equipment and office space. Our results of operations include those attributable to Digital Precision on and after April 4, 2003. The purchase price for Digital Precision was $540,000 in cash and 1.8 million shares of INX common stock that we agreed to issue if certain employees remain employed through April 4, 2004, the first anniversary of the acquisition. We did not recognize goodwill at the time of the acquisition of Digital Precision, but we may recognize goodwill in connection with the anticipated issuance of the 1.8 million shares of INX stock in April 2004.

     The sale of our computer reselling and PBX telephone systems reselling business in early 2000 and the sale of our IT Staffing business in 2001 resulted in a gain on disposal. Since the sale of these businesses, we have realized, in various periods, income and expense from discontinued operations that have been primarily a result of litigation expenses and settlement of litigation related to our discontinued operations. We expect the income and expense from discontinued operations to decrease over time and to eventually be eliminated after these matters are fully resolved.

     Tax Loss Carryforward. Because of our operating losses in 2003, we have accumulated a net operating loss carryforward for federal income tax purposes that, as of December 31, 2003, was approximately $2.4 million and is available to offset future federal and state taxable income. This carryforward expires in 2023. In addition to potential expiration, there are several factors that could limit or eliminate our ability to use these carryforwards. For example, under
Section 382 of the Internal Revenue Code of 1986, as amended, use of prior net operating loss carryforwards is limited after an ownership change. This type of change could result from an offering that we are contemplating, either alone or in combination with other prior or subsequent offerings of equity securities. If we achieve sustained profitability, which may not happen, the use of net operating loss carryforwards would reduce our tax liability and increase our net income and available cash resources. When all operating loss carryforwards have been used or have expired, we would again be subject to increased tax expense and reduced earnings due to such tax expense.

     Period Comparisons. The following table sets forth, for the periods indicated, certain financial data derived from our consolidated statements of operations. Percentages shown in the table below are percentages of total revenue, except for each individual segment's cost of sales and services, gross profit, selling, general and administrative expenses, and operating income, which are percentages of the respective segment's revenue, and the product and service components of the INX and Valerent segments' cost of goods sold and gross profit, which are percentages of such segment's respective product and service revenue.

                                                               YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                       2001              2002              2003
                                                 ----------------   ---------------   ---------------
                                                 AMOUNT      %      AMOUNT      %     AMOUNT      %
                                                 -------   ------   -------   -----   -------   -----
                                                                (DOLLARS IN THOUSANDS)
Revenue:
  INX product..................................  $ 8,853     37.5   $28,990    69.0   $45,749    73.6
  INX service..................................    1,922      8.1     1,748     4.1     4,226     6.8
                                                 -------   ------   -------   -----   -------   -----
       Total INX revenue.......................   10,775     45.6    30,738    73.1    49,975    80.4
                                                 -------   ------   -------   -----   -------   -----
  Stratasoft -- custom projects................    7,257     30.7     6,569    15.6     7,527    12.1
  Valerent product.............................    1,113      4.7     1,092     2.6     1,573     2.5
  Valerent service.............................    4,555     19.3     3,900     9.3     3,503     5.6
                                                 -------   ------   -------   -----   -------   -----
       Total Valerent revenue..................    5,668     24.0     4,992    11.9     5,076     8.2
  Corporate revenue............................       (6)     0.0        --     0.0        --     0.0
     Eliminations revenue......................      (74)    (0.3)     (278)   (0.6)     (426)   (0.7)
                                                 -------   ------   -------   -----   -------   -----
          Total revenue........................   23,620    100.0    42,021   100.0    62,152   100.0

                                                   (continued on following page)

                                                               YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                       2001              2002              2003
                                                 ----------------   ---------------   ---------------
                                                 AMOUNT      %      AMOUNT      %     AMOUNT      %
                                                 -------   ------   -------   -----   -------   -----
                                                                (DOLLARS IN THOUSANDS)
Cost of sales and service:
  INX product..................................    7,707     87.1    25,659    88.5    40,060    87.6
  INX service..................................    1,956    101.8     1,658    94.9     2,976    70.4
                                                 -------   ------   -------   -----   -------   -----
       Total INX cost of sales and service.....    9,663     89.7    27,317    88.9    43,036    86.1
  Stratasoft -- custom projects................    3,318     45.7     2,920    44.5     2,982    39.6
  Valerent product.............................    1,026     92.2     1,055    96.6     1,421    90.3
  Valerent service.............................    3,377     74.1     2,738    70.2     2,412    68.9
                                                 -------   ------   -------   -----   -------   -----
       Total Valerent cost of sales and
          service..............................    4,403     77.7     3,793    76.0     3,833    75.5
     Corporate of cost of sales and service....      (13)   216.7        --     0.0        --     0.0
     Eliminations of cost of sales and
       service.................................      (46)   (62.2)     (278)  100.0      (426)  100.0
                                                 -------   ------   -------   -----   -------   -----
          Total cost of sales and service......   17,371     73.5    33,752    80.3    49,425    79.5
Gross profit:
     INX product...............................    1,146     12.9     3,331    11.5     5,689    12.4
     INX service...............................      (34)    (1.8)       90     5.1     1,250    29.6
                                                 -------   ------   -------   -----   -------   -----
       Total INX gross profit..................    1,112     10.3     3,421    11.1     6,939    13.9
  Stratasoft -- custom projects................    3,939     54.3     3,649    55.5     4,545    60.4
  Valerent product.............................       87      7.8        37     3.4       152     9.7
  Valerent service.............................    1,178     25.9     1,162    29.8     1,091    31.1
                                                 -------   ------   -------   -----   -------   -----
       Total Valerent gross profit.............    1,265     22.3     1,199    24.0     1,243    24.5
     Corporate gross profit....................        7   (116.7)       --     0.0        --     0.0
     Eliminations gross profit.................      (28)    37.8        --     0.0        --     0.0
                                                 -------   ------   -------   -----   -------   -----
          Total gross profit...................    6,295     26.7     8,269    19.7    12,727    20.5
Selling, general and administrative expenses:
  INX..........................................    3,103     28.8     3,545    11.5     6,045    12.1
  Stratasoft...................................    3,021     41.6     3,922    59.7     5,888    78.2
  Valerent.....................................    3,077     54.3     2,236    44.8     1,963    38.7
  Corporate....................................    1,400      (NA)      922     (NA)    1,165     (NA)
  Eliminations.................................      (28)    37.8        --     0.0        --     0.0
                                                 -------   ------   -------   -----   -------   -----
Total selling, general and administrative
  expenses.....................................   10,573     44.8    10,625    25.3    15,061    24.2
Operating loss:
  INX..........................................   (1,991)   (18.5)     (124)   (0.4)      894     1.8
  Stratasoft...................................      918     12.6      (273)   (4.2)   (1,343)  (17.8)
  Valerent.....................................   (1,812)   (32.0)   (1,037)  (20.8)     (720)  (14.2)
  Corporate....................................   (1,393)     (NA)     (922)    (NA)   (1,165)    (NA)
  Eliminations.................................       --      (NA)       --     (NA)       --     0.0
                                                 -------   ------   -------   -----   -------   -----
       Total operating loss....................   (4,278)   (18.1)   (2,356)   (5.6)   (2,334)   (3.8)
Interest and other income (expense), net.......      316      1.3       115     0.3       107     0.2
                                                 -------   ------   -------   -----   -------   -----
Loss from continuing operations before benefit
  for income taxes.............................   (3,962)   (16.8)   (2,241)   (5.3)   (2,227)   (3.6)
Benefit for income taxes.......................       87      0.4     1,595     3.8       181     0.3
                                                 -------   ------   -------   -----   -------   -----
Net loss from continuing operations............   (3,875)   (16.4)     (646)   (1.5)   (2,046)   (3.3)
Discontinued operations:
Loss from discontinued operations, net of
  taxes........................................     (167)    (0.7)       --     0.0        --     0.0
Gain on disposal, net of taxes.................      337      1.4       262     0.6       210     0.3
                                                 -------   ------   -------   -----   -------   -----
Net loss.......................................  $(3,705)   (15.7)  $  (384)   (0.9)  $(1,836)   (3.0)
                                                 =======   ======   =======   =====   =======   =====

                                                   (continued on following page)

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2003

     Revenue. Our total revenue, net of intercompany eliminations, increased by $20.1 million, or 47.9%, from $42.0 million to $62.2 million.

     INX revenue increased by $19.2 million, or 62.6%, from $30.7 million to $50.0 million. As a percentage of total revenue, INX revenue increased from 73.1% to 80.4%. Of the increase, $10.8 million was attributed to the Houston office, $4.6 million was attributed to a new office in Austin, $1.1 million was attributed to government sector sales and $2.8 million was attributed to the Dallas office. The increase in revenue attributable to the Digital Precision acquisition, including the $4.6 million of revenue of the acquired Austin office, was $8.5 million. INX's revenue grew rapidly primarily due to large sales to four school districts totaling $14.3 million and due to synergy of $8.5 million resulting from its acquisition of Digital Precision. The sales to the school districts are one-time competitive bid events fostered by the e-Rate program that provides schools with 90% of their funding for Internet-related expenditures, and there can be no assurance as to the level of revenue provided, if any, in future periods from school districts.

     Stratasoft revenue increased by $958,000, or 14.6%, from $6.6 million to $7.5 million. As a percentage of total revenue, Stratasoft revenue decreased from 15.6% to 12.1%. Stratasoft's increased revenue was primarily the result of two large international custom projects in 2003, as compared to no individually large custom projects initiated during 2002. This was slightly offset by deferred revenue for certain custom projects that included fees that were determined to not be fixed and determinable in 2003. Stratasoft's international sales accounted for 42.2% of Stratasoft's revenue as compared to 28.2% in 2002. Stratasoft has it own internally managed sales force, but it also utilizes dealer agreements from time to time with certain established resellers in domestic and international markets that do not require the continued involvement of our personnel. Stratasoft derived $929,000 or 12.3% of its revenue from sales to resellers in 2003 which compares with $614,000 or 9.3% of revenue in 2002. Sales to resellers are included in revenue when the fees are fixed and determinable; otherwise revenue from resellers is deferred and recognized when the payment becomes due.

     Valerent revenue increased by $84,000, or 1.7%, from $5.0 million to $5.1 million. As a percentage of total revenue, Valerent revenue decreased from 11.9% to 8.2%. The increase in Valerent revenue was primarily attributable to decreased service revenue of $397,000 offset by increased product sales of $481,000. The decrease in service revenue is primarily attributable to the loss of revenue from certain customers of $355,000, which was primarily related to Valerent making changes to its business model so that it no longer pursued certain non-strategic sources of service revenue. Valerent's business model now focuses on identifying and developing markets with enterprise customers and we expect that the redirection will provide generally improved margins in the future.

     Gross Profit. Our total gross profit increased by $4.4 million, or 53.9%, from $8.3 million to $12.7 million. Gross margin increased from 19.7% to 20.5%, primarily because of the increase in gross margin in our INX and Stratasoft subsidiaries as discussed below.

     INX gross profit increased $3.5 million, or 102.8%, from $3.4 million to $6.9 million. INX's gross margin increased from 11.1% to 13.9%. INX's gross profit on its product sales component increased $2.4 million or 70.8%, from $3.3 million to $5.7 million due to increased product sales revenue and a vendor rebate of $313,000. INX's gross profit on its service component increased $1.2 million, from $90,000 to $1.3 million, and service gross margin improved from 5.1% to 29.6%, as a result of significantly increased service revenue of $2.5 million with a somewhat fixed cost of service component due to improved utilization of technical personnel.

     Stratasoft gross profit increased by $896,000, or 24.6%, from $3.6 million to $4.5 million. Stratasoft's gross margin increased from 55.5% to 60.4%. Stratasoft gross profit was impacted by the mix of sales between "systems sales," which include a hardware component, as compared to "software only" sales, which do not have a hardware component. Stratasoft's increased gross profit is primarily due to an increased "software only" component relative to the "systems sales" component of total Stratasoft sales. "Software only" sales primarily relate to reseller customers and do not require the continuing involvement of our personnel.

     Valerent gross profit increased by $44,000, or 3.7%. Valerent's gross margin increased from 24.0% to 24.5%. Valerent's cost of service consists primarily of fixed labor cost that does not fluctuate directly with changes in revenue. Valerent improved its utilization of its labor pool by reducing the number of technicians employed and lowering its fixed cost, which contributed to improved gross profits.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.4 million, or 41.8% from $10.6 million to $15.1 million. As a percentage of total revenue, these expenses decreased 1.1%, from 25.3% to 24.2%. Sales compensation increased $919,000 due to corresponding increase in sales. Legal and professional fees increased $629,000 due to an Equal Employment Opportunity Commission claim, collection efforts, and commercial disputes in the ordinary course of business. Administrative compensation expense increased $580,000 due to hiring additional INX and Stratasoft personnel in Houston, Dallas, Canada and India. Payroll tax expense increased $109,000 correspondingly with compensation expenses. Contract labor expense increased $147,000 to supplement technical service labor need to fulfill contractual obligations. Travel expense increased $312,000 primarily due to Stratasoft international travel and INX travel for technical staff and management. General office expenses increased $354,000 due to printing and general growth. Insurance expense increased $64,000 because of rate increases and volume increases. Stockholder relations expense increased $209,000, due to employing a shareholder relations firm, attending investor conferences and visiting investor groups. Depreciation expense increased $163,000 due to asset additions and the Digital Precision acquisition in April 2003. Rents increased $172,000 due to additional office space in Austin and Dallas. Other corporate expenses increased $198,000 due to our overall growth.

     Operating Loss. Operating loss decreased $22,000, or 0.9%, from $2.4 million to $2.3 million, primarily due to the $4.5 million increase in gross profit being offset by the $4.4 million increase in selling, general and administrative expenses. INX's operating profit increased $1.0 million, or 821.0%, from a loss of $124,000 to a profit of $894,000. Stratasoft's operating loss increased $1.1 million, or 391.9%, from a loss of $273,000 to a loss of $1.3 million. Valerent's operating loss decreased $317,000, or 30.6%, from $1.0 million to $720,000. The operating loss for the Corporate Segment increased $243,000, or 26.4%, from a loss of $922,000 to an operating loss of $1.2 million.

     Interest and Other Income, Net. Interest and other income, net, decreased by $8,000, or 7.0%, from $115,000 to $107,000, primarily due to a decrease in interest income of $102,000, or 57.6%, from $177,000 to $75,000 which is attributable to interest on the settlement of a past-due customer account in 2002. The decrease in interest income was also affected by an increase in interest expense of $41,000, or 136.6%, from $30,000 to $71,000 due to increased borrowings used to finance inventory purchases to supply the increased business activity. Our borrowings under the Textron credit facility increased from $3.2 million to $7.6 million while the interest-bearing portion of our borrowings increased from $0 at December 31, 2002 to $1.7 million at December 31, 2003. Foreign exchange loss increased $13,000 from $0 to a loss of $13,000. Other income increased $148,000, or 461.0%, from a loss of $32,000 to $116,000.

     Net Loss. The net loss increased $1.5 million, or 378.1%, from $384,000 to $1.8 million. The benefit for income taxes decreased $1.4 million, or 88.7%, from $1.6 million to $181,000. Because the Job Creation and Worker Assistance Act of 2002 provided for the carryback of net operating losses for any taxable year ending during 2001 or 2002 to each of the five tax years preceding the loss year, we were able to use our net operating loss carryback. The benefit in 2003 includes amounts related to additional carryback benefits for 2002 not previously recorded.

     Discontinued Operations. During 1999, we discontinued our Telecom Systems business. On March 16, 2000 we entered into an agreement to sell certain assets of, and the ongoing operation of, our Computer Products Division. The sale transaction closed on May 19, 2000. On December 31, 2000, we sold our IT Staffing business. As a consequence of these events, the operations of these businesses are reported as discontinued operations. For the year ended December 31, 2002, the gain on disposal related to these three businesses was $171,000, $104,000 and $(13,000), net of taxes of $88,000, $53,000 and $(7,000), for a net total of $262,000. For the year ended December 31, 2003 the gain on disposal related to these three businesses was $80,000, $104,000 and $26,000, net of taxes of $41,000, $53,000 and $14,000, for a total gain of $210,000.

The gains and/or losses on disposal related to these discontinued operations are primarily related to collections of accounts receivables retained when these businesses were sold.

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

     Revenue. Total revenue increased $18.4 million, or 77.9%, from $23.6 million to $42.0 million. International sales accounted for $1.9 million, or 4.4%, of consolidated revenue as compared to 13.2%, and were primarily derived from the Stratasoft segment.

     INX revenue increased $20.0 million, or 185.3%, from $11.0 million to $31.0 million. As a percentage of total revenue, INX revenue increased from 45.6% to 73.1%. INX's growth in revenue related to products primarily in the Houston market, where its revenue increased by $13.5 million, and in the Dallas market, where its revenue expanded by $6.5 million. During November 2001, INX achieved gold status with Cisco, its primary product line manufacturer, which allows INX to purchase directly from Cisco at lower pricing levels and enhances INX's relationship with Cisco in the areas of lead generation, joint marketing and technical support.

     Stratasoft revenue decreased $688,000, or 9.5%, from $7.3 million to $6.6 million. As a percentage of total revenue, Stratasoft revenue decreased from 30.7% to 15.6%. A large portion of orders in the fourth quarter of 2002 were booked late in the quarter, resulting in less progress toward completion and lower recognized revenue in that quarter in the current year. Additionally, 2001 included eight large international projects that were substantially completed during 2001 and were not replicated. Stratasoft's international revenue decreased $1.2 million, or 38.7% from $3.1 million (42.9% of its total revenue) to $1.9 million (28.2% of its total revenue).

     Valerent revenue decreased $676,000, or 11.9%, from $5.7 million to $5.0 million. As a percentage of total revenue, revenue decreased from 24.0% to 11.9%. The decrease in revenue is attributable to the loss of service revenue from certain customers of $666,000 and a decision not to participate in the National Service Network, a network of information technology organizations that provide service and support for regional and national customers through the certified services professionals employed by its participants, resulting in decreased revenue of $63,000.

     Gross Profit. Gross profit increased $2.0 million, or 31.4%, from $6.3 million to $8.3 million. Gross margin decreased from 26.7% to 19.7%. The primary reason for the decrease in gross margin is the rapid growth in the INX segment that experiences lower gross margin because of a high proportion of its revenue being derived from product sales.

     INX gross profit increased $2.3 million, or 207.6%, from $1.1 million to $3.4 million. INX's gross margin increased from 10.3% to 11.1%. INX's product gross profit increased $2.2 million from $1.1 million to $3.3 million due to the sales volume increase offset by gross margin decreases from 12.9% to 11.5%. INX's gross profit on its service component improved $124,000, or 364.7%, from $(34,000) to $90,000 due to better utilization of technical personnel. The overall increase in gross profit is consistent with an increase in revenue of $20.0 million, and with better pricing from Cisco after achieving Cisco Gold levels, along with higher levels of service revenue.

     Stratasoft gross profit decreased $290,000, or 7.4%, from $3.9 million to $3.6 million. Stratasoft's gross margin increased from 54.3% to 55.5%. The decreased gross profit is consistent with a decrease in revenue of $688,000. As discussed above, Stratasoft's revenue, and consequently its gross profit, suffered from a large portion of its orders for the fourth quarter being booked late in the quarter, resulting in lower recognized revenue and gross profit for both the fourth quarter and the current year. Stratasoft's gross margin is impacted by the mix of sales between "systems sales," which include a hardware component, as compared to "software only" sales, which do not have a hardware cost of goods component.

     Valerent gross profit decreased $66,000, or 5.2%, from $1.3 million to $1.2 million. Valerent's gross margin increased from 22.3% to 24.0%. Valerent's cost of service consists primarily of labor cost, which has a more fixed nature. In periods when service revenue decreases, it becomes more important to manage labor cost in order to prevent erosion of gross margin. Valerent discontinued its relationship with the National Service

Network in the first quarter of 2002 because it could not realize high enough margin on the work directed its way by that network.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $52,000, or 0.1% to $10.6 million. As a percentage of total revenue, selling, general and administrative expenses for continuing operations decreased 19.5% from 44.8% to 25.3%.

     INX selling, general and administrative expenses increased $442,000, or 14.2% from $3.1 million to $3.5 million primarily due to increased sales compensation that is consistent with increased revenue of $20.0 million. Stratasoft's selling, general and administrative expenses increased $901,000, or 30% from $3.0 million to $3.9 million primarily due to increased bad-debt expense and to Stratasoft's lower legal expense due to settlement of the eshare lawsuit resulting in an insurance reimbursement of legal fees incurred in the defense and recorded prior to 2001. Other factors contributing to Stratasoft's increase include increases in rent, promotion and advertising and insurance. Corporate selling, general and administrative expenses decreased by $478,000, or 34.1% from $1.4 million to $932,000, primarily due to administrative staff reductions. Valerent selling, general and administrative expenses decreased $841,000, or 27.3%, from $3.1 million to $2.2 million, primarily due to sales and administrative staff reductions, as well as reduced bad-debt expense. Other contributing factors in the corporate decrease are decreases in legal expense, bad-debt expense, general office expenses and utilities.

     Operating Loss. Operating loss decreased $1.9 million, or 44.2%, from $4.3 million to $2.4 million, primarily due to the increase in gross profit of $2.0 million and the increase in selling, general and administrative expenses of $52,000. INX's operating loss decreased $1.9 million, or 93.7%, from $2.0 million to a loss of $124,000. Stratasoft's operating loss increased $1.2 million, or 129.7%, from income of $918,000 to a loss of $273,000. Valerent's operating loss decreased $775,000, or 42.8%, from $1.8 million to $1.0 million. The operating loss for the corporate segment decreased $471,000, or 33.8%, from a loss of $1.4 million to an operating loss of $922,000.

     Interest and Other Income, Net. Interest and other income, net decreased $201,000, or 63.6%, from $316,000 to $115,000. During 2001 and continuing through 2002, interest rates decreased steadily due to attempts by the national government to stimulate the economy. In addition to the decrease in interest rates, while the cash balances at year end are comparable, average cash balances encompassing the entire year were higher. Interest income was also increased by the recognition of other income of $65,000 relating to an insurance reimbursement in September 2001.

     Net Loss. Net loss from continuing operations decreased $3.3 million, or 84.6%, from $3.9 million to $646,000. A valuation allowance against deferred tax assets eliminated the income tax benefit. In March 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002. Under the new law, which provided for the carryback of net operating losses for any taxable year ending during 2001 or 2002 to each of the five tax years preceding the loss year, we were able to record $1.6 million in tax benefit. A valuation allowance has been recorded against remaining income tax benefits generated.

     Discontinued Operations. In connection with the sale of IT Staffing, we recognized a loss from discontinued operations of $167,000 (net of taxes of $85,000) on the operations before the measurement date of November 7, 2001 and we recognized a loss on disposal of $9,000 and $13,000 (net of taxes of $5,000 and $7,000). During 2001 we recognized additional gain on the sale of the Computer Products Division of $346,000 (net of taxes of $179,000) and we recognized additional gain on the sale of the Computer Products Division of $104,000 (net of taxes of $53,000). We recognized additional gain related to the disposal of the Telecom Division of $171,000 (net of taxes of $88,000).

QUARTERLY RESULTS

     The following table sets forth certain unaudited quarterly financial information for each of our last eight quarters and, in the opinion of management, includes all adjustments (consisting of only normal recurring adjustments) that we consider necessary for a fair presentation of the information set forth therein. Our quarterly results may vary significantly depending on factors such as the timing of large customer orders, timing of new product introductions, adequacy of product supply, variations in our product costs, variations in our product mix, promotions, seasonal influences and fluctuations in competitive pricing pressures. The results of any particular quarter may not be indicative of results for the full year or any future period.

                                                   2002                                                2003
                             -------------------------------------------------   -------------------------------------------------
                               FIRST        SECOND       THIRD        FOURTH       FIRST        SECOND       THIRD        FOURTH
                              QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Revenue
  INX product..............  $    5,336   $    7,177   $    8,034   $    8,443   $    6,661   $   12,253   $   15,954   $   10,881
  INX service..............         377          253          550          568          477          782        1,392        1,575
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total INX revenue..........       5,713        7,430        8,584        9,011        7,138       13,035       17,346       12,456
Stratasoft custom
  project..................       2,171        1,657        1,743          998        2,069        1,511        2,415        1,532
  Valerent product.........         371          265          303          153          193          509          515          356
  Valerent service.........       1.094          962          988          856          812          874          877          940
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total Valerent revenue.....       1,465        1,227        1,291        1,009        1,005        1,383        1,392        1,296
Eliminations...............        (141)         (54)         (11)         (72)        (132)         (59)        (172)         (63)
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total revenue..............       9,208       10,260       11,607       10,946       10,080       15,870       20,981       15,221
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Cost of sales and services:
  INX product..............       4,647        6,472        7,150        7,390        5,844       10,846       13,758        9,612
  INX service..............         481          350          377          450          516          757          795          908
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total INX cost of sales and
  service..................       5,128        6,822        7,527        7,840        6,360       11,603       14,553       10,520
Stratasoft custom
  project..................         837          871          781          431          801          574          728          879
  Valerent product.........         377          227          296          155          192          424          474          331
  Valerent service.........         773          687          687          591          584          599          606          623
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total Valerent cost of
  sales and service........       1,150          914          983          746          776        1,023        1,080          954
  Eliminations.............        (141)         (54)         (11)         (72)        (132)         (59)        (171)         (64)
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total cost of sales and
  services.................       6,974        8,553        9,280        8,945        7,805       13,141       16,190       12,289
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Gross profit:
  INX product..............         689          705          884        1,053          817        1,407        2,196        1,269
  INX service..............        (104)         (97)         173          118          (39)          25          597          667
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total INX gross profit.....         585          608        1,057        1,171          778        1,432        2,793        1,936
Stratasoft custom
  project..................       1,334          786          962          567        1,268          937        1,687          653
  Valerent product.........          (6)          38            7           (2)           1           85           41           25
  Valerent service.........         321          275          301          265          228          275          271          317
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total Valerent gross
  profit...................         315          313          308          263          229          360          312          342
  Eliminations.............          --           --           --           --           --           --           (1)           1
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total gross profit.........       2,234        1,707        2,327        2,001        2,275        2,729        4,791        2,932
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

                                                   (continued on following page)

                                                  2002                                                2003
                            -------------------------------------------------   -------------------------------------------------
                              FIRST        SECOND       THIRD        FOURTH       FIRST        SECOND       THIRD        FOURTH
                             QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Selling, general and
  administrative expenses:
  INX.....................         789          691          966        1,099          945        1,448        2,126        1,526
  Stratasoft..............       1,011          675          914        1,322        1,596        1,344        1,754        1,194
  Valerent................         653          501          569          513          560          536          455          412
  Corporate...............         169          147          170          436          275          234          287          369
  Eliminations............          --           --           --           --           --           --           (1)           1
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total selling, general and
  administrative
  expenses................       2,622        2,014        2,619        3,370        3,376        3,562        4,621        3,502
Operating income (loss)
  INX.....................        (204)         (83)          91           72         (167)         (16)         667          410
  Stratasoft..............         323          111           48         (755)        (328)        (407)         (67)        (541)
  Valerent................        (338)        (188)        (261)        (250)        (331)        (176)        (143)         (70)
  Corporate...............        (169)        (147)        (170)        (436)        (275)        (234)        (287)        (369)
  Eliminations............          --           --           --           --           --           --           --           --
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
  Total operating income
    (loss)................        (388)        (307)        (292)      (1,369)      (1,101)        (833)         170         (570)
Interest (income) and
  other income, net.......          (5)           7           (3)        (114)         (10)         (96)          11          (12)
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) before
  benefit for income
  taxes...................        (383)        (314)        (289)      (1,255)      (1,091)        (737)         159         (558)
Benefit for income
  taxes...................       1,182            7           --          406           --           81           12           88
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net income (loss) from
  continuing operations...         799         (307)        (289)        (849)      (1,091)        (656)         171         (470)
Discontinued operations
  gain (loss) on
  disposal................           6           12           (1)         245           --           16           23          171
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net income (loss).........  $      805   $     (295)  $     (290)  $     (604)  $   (1,091)  $     (640)  $      194   $     (299)
                            ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Net income (loss) per
  share:
  Basic:
Continuing operations.....  $     0.21   $    (0.08)  $    (0.08)  $    (0.23)  $    (0.30)  $    (0.19)  $     0.04   $    (0.12)
Gain on disposal..........          --           --           --         0.06           --         0.01         0.01         0.04
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net income (loss) per
  share...................  $     0.21   $    (0.08)  $    (0.08)  $    (0.17)  $    (0.30)  $    (0.18)  $     0.05   $    (0.08)
                            ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
  Diluted:
Continuing operations.....  $     0.21   $    (0.08)  $    (0.08)  $    (0.23)  $    (0.30)  $    (0.19)  $     0.03   $    (0.12)
Gain on disposal..........          --           --           --         0.06           --         0.01         0.01         0.04
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net income (loss) per
  share...................  $     0.21   $    (0.08)  $    (0.08)  $    (0.17)  $    (0.30)  $    (0.18)  $     0.04   $    (0.08)
                            ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Weighted average number of
  shares outstanding:
  Basic...................   3,849,525    3,733,481    3,629,525    3,629,525    3,630,285    3,636,441    3,703,206    3,874,730
  Diluted.................   3,849,525    3,733,481    3,629,525    3,629,525    3,630,285    3,636,441    3,974,298    3,874,730

     For the quarter ended September 30, 2003, we saw unusually strong revenue, partially due to larger contracts, which we believe was partially attributable to a rebound in the economy and consumer confidence following the Iraq war, and partially attributable to customers moving forward with projects that they had put on hold pending the outcome of the Iraq war. For the fourth quarter ended December 31, 2003, our revenue, as expected, decreased as compared to the exceptionally strong third quarter, but increased 39% as compared to the fourth quarter of 2002.

     Our gross profit has fluctuated between quarters primarily due to changes in our revenue mix between service revenues in INX and Valerent and our Stratasoft custom project revenue, which have generally generated higher margins, and the lower margin components of our business including product sales in INX and Stratasoft. While INX service gross margin increased significantly and Valerent service gross margin increased by a small amount for the fiscal year ended December 31, 2003 as compared to the fiscal year ended December 31, 2002, quarter-to-quarter gross margin levels have varied primarily based on the level of utilization of billable technical staff and the type of service revenues generated, which can vary from period to period and result in varying levels of gross margin. While product gross profit also increased for both INX and Valerent for the fiscal year ended December 31, 2003, as compared to the fiscal year ended December 31, 2002, the levels of gross margin have also varied, although to a lesser extent, between quarters based on the type of product sold and the mix of large revenue product contracts, which typically have a lower gross margin, as compared with smaller revenue product contracts, which typically have a higher gross margin.

     Our third quarter 2003 gross margin improved in comparison to both the prior quarter and the third quarter of 2002. The improved gross margin was the result of higher service revenue from INX, INX vendor incentives and revenue growth in Stratasoft, which produces our highest gross margin. Our fourth quarter 2003 gross margin declined in comparison to the third quarter but improved in comparison to the fourth quarter of 2002. The decline in gross profit in comparison to the third quarter resulted from smaller vendor incentives and lower revenue in Stratasoft offset by an increase in the percentage of revenue from higher profit margin services.

     In the third quarter of 2003 our selling, general and administrative expenses increased as compared to previous quarters due to increases in sales commissions resulting from higher revenue and gross profit and unanticipated increases in bad-debt and settlement of litigation. Our selling, general and administrative expenses decreased substantially as compared to the third quarter primarily because of decreased expenses from lower sales commissions related to the decreased level of sales and gross profits during the quarter, lower bad-debt expense and lower legal expense as compared to the third quarter 2003.

CRITICAL ACCOUNTING POLICIES

  REVENUE RECOGNITION

     We have a number of different revenue sources, which vary among our three reportable segments. Each reportable segment has more than one revenue source, and revenue is recognized differently for each component (or "stream") of revenue earned by segment. The material revenue streams earned by us, some of which are earned by more than one segment, and some by only one segment, are:

          Products Revenue. All three of our operating segments earn revenue from product shipments. Product shipment revenue occurs when products manufactured by other parties are purchased and resold to a customer and such products are contracted for independently of material services. We recognize revenue from product shipments when there are binding contracts or purchase orders, the price is fixed or determinable, the product is shipped or delivered to the customer and collectibility is reasonably assured.

          Services Revenue. All of our operating segments earn revenue from providing stand-alone service revenue. This revenue consists of billings for engineering and technician time, programming services, which are provided on either an hourly basis or a flat-fee basis, and the service component of maintenance and repair service ticket transactions. These services are contracted for separately from any product sale, and are recognized when the service is performed and when collection is reasonably assured. Two of our segments sometimes earn agency fee revenue from various sources, the primary source of which is referring customers to other organizations for which an agency fee is received. Revenue is recognized at the earlier of when payment is received or when notification of amounts being due is received from the entity paying such agency fee and collectibility is reasonably assured.

          Certain fixed and flat fee contracts that extend over three months or more are accounted for on the percentage of completion method of accounting. The percentage of revenue recognized in any particular period is determined on the basis of the relationship of the actual hours worked to estimated total hours to complete the contract. Revisions of the estimated hours to complete are reflected in the period in which the facts necessitating the revisions become known. When a contract indicates a loss, a provision is made for the total anticipated loss.

          Custom Project Revenue. Stratasoft earns revenue from projects that are recognized using the percentage of completion method of accounting for such revenue. The majority of Stratasoft's revenue consists of systems sales in which it bundles its proprietary software, along with third-party hardware products and related software customization services, installation, training services, warranty services and incidental post contract services ("PCS") together under a single contract with the customer. PCS is insignificant on such contracts for one year or less, and therefore, we have determined that the value of such PCS should not be unbundled from the project revenue as set forth in paragraph 59 of SOP 97-2. Accordingly, PCS revenue is recognized together with the project revenue, and the estimated cost to provide the PCS is accrued. The software customization, together with the hardware customization and integration, represent a significant modification, customization and/or production of the product and therefore the entire arrangement is required to be accounted for using the percentage-of-completion method of accounting pursuant to SOP 81-1. The percentage of revenue recognized in any particular period is determined principally on the basis of the relationship of the cost of work performed on the contract to estimated total costs. The percentage-of-completion method relies on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Revisions of estimates are reflected in the period in which the facts necessitating the revisions become known. When a contract indicates a loss, a provision is made for the total anticipated loss.

          We have risk to the extent that this group of customers has not paid or issued contractual letters of credit up to the level of cost and earnings recognized. On our projects in South Asia we typically require a cash payment or letter of credit from the customer prior to shipping the product. Additionally, Stratasoft has had revenue derived from Africa, the United Kingdom, and Canada.

     We maintain allowances for doubtful accounts and notes receivable for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

  CREDIT AND COLLECTIONS POLICY

     Inherent in our revenue recognition policy is the determination of the collectibility of amounts due from our customers, which requires us to use estimates and exercise judgment. We routinely monitor our customer's payment history and current credit worthiness to determine that collectibility is reasonably assured and, then in some instances, require letters of credit in support of contracted amounts. This requires us to make frequent judgments and estimates in order to determine the appropriate period to recognize a sale to a customer and the amount of valuation allowances required for doubtful accounts. We record provisions for doubtful accounts when it becomes evident that the customer will not be able to make the required payments either at contractual due dates or in the future. Changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provision for doubtful accounts that may be required.

LIQUIDITY AND CAPITAL RESOURCES

  SOURCES OF LIQUIDITY

     Our principal sources of liquidity are collections from our accounts and notes receivable, and our credit facility with Textron Financial Corporation (the "Textron Facility"). We use the Textron Facility to finance the majority of our purchases of inventory, and to provide working capital when our cash flow from operations is insufficient. In 2003, we experienced negative cash flow from operating activities of $2.5 million. Our working capital was $5.5 million and $3.7 million at December 31, 2002 and 2003, respectively.

     Accounts and Notes Receivable. The timing of our collection of accounts and notes receivable and payments of our accounts payable is one of the principal influences on our cash flow from operations. We typically sell our products and services on short-term credit terms. We try to minimize our credit risk by performing credit checks, obtaining letters of credit in certain instances, and conducting our own collection efforts.

     We had accounts receivable, net of allowance for doubtful accounts, of $6.5 million and $9.8 million at December 31, 2002 and 2003, respectively.

     Our Stratasoft subsidiary has accepted customer notes receivable as part of its consideration for certain of its custom projects sales. At December 31, 2002 and December 31, 2003, Stratasoft had net notes receivable of $962,000 and $928,000, respectively. The current portion of those notes receivable is reflected on our balance sheets as current portion of notes receivable, net, and the long-term portion of the notes receivable is reflected on our balance sheets as Other assets. The following table shows the breakdown of the total notes receivable:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2003
                                                              ------   ------
                                                                (DOLLARS IN
                                                                THOUSANDS)
Current portion of notes receivable, gross..................  $1,236   $1,049
Allowance for doubtful notes................................    (338)    (373)
                                                              ------   ------
Current portion of notes receivable, net....................     898      676
                                                              ------   ------
Long term portion of notes receivable, gross................      87      502
Allowance for doubtful notes................................     (23)    (250)
                                                              ------   ------
Long-term portion of notes receivable, net..................      64      252
                                                              ------   ------
Total notes receivable, net.................................  $  962   $  928
                                                              ======   ======

     Alternatively, our Stratasoft subsidiary also has other sales that require payment to occur more than 90 days but less than 12 months from the date of the sale. Those outstanding balances are classified as accounts receivable on the accompanying balance sheets.

     Inventory. We had inventory of $781,000 and $1.0 million at December 31, 2002 and 2003, respectively. We try to minimize the amount of inventory on hand to reduce the risk that the inventory will become obsolete or decline in value. We are able to do this by relying on the ready availability of products from our principal suppliers. As noted above, we rely principally on our Textron Facility to finance our inventory purchases.

     Textron Facility. On January 31, 2002, we entered into the Textron Facility to provide financing for our inventory purchases. As of December 31, 2003, we owed $7.6 million under the Textron Facility and had an additional $2.4 million available. The Textron Facility is collateralized by substantially all of our assets other than our patent licenses.

     In November 2003, Textron agreed to increase the Textron Facility from $7.5 million to $10.0 million. Textron also agreed to increase the facility to $15.0 million subject to the execution of syndication loan documents and an activation of syndication for $5.0 million with Silicon Valley Bank. In March 2004, the syndication loan documents were executed, and the credit line was increased to $15.0 million. The Textron Facility is generally subject to borrowing base limitations of 80% of eligible accounts receivable, 90% of identifiable inventory purchased under the Textron Facility, and 40% of all other inventory. The borrowing base limitations disallow any account that has more than 25% of the total balance over 90 days old.

     We use the Textron Facility to finance purchases of Cisco products from Cisco and from certain wholesale distributors. Cisco provides 60-day terms, and other wholesale distributors typically provide 30-day terms. Balances under the Textron Facility that are within those respective 60-day and 30-day periods (the "Free Finance Period") do not accrue interest and are classified as accounts payable in our balance sheet. We refer to non-interest bearing balances as "inventory floor plan borrowings."

     To the extent that we can borrow under the Textron Facility, it gives us the ability to extend the payment terms past the Free Finance Period. Amounts extended past the Free Finance Period accrue interest and are classified as notes payable on our balance sheet. These extended payment balances under the Textron Facility accrue interest at the prime rate (4.0% at December 31, 2003) plus 2.5%. Because payment cycles of sales to school districts under the e-Rate program extend beyond 60 days, we expect we will continue to carry extended payment balances under the Textron Facility during 2004. The total outstanding balance under the

Textron Facility at December 31, 2003 was $7.6 million. Approximately $5.9 million of that was within the Free Finance Period and therefore is reflected as accounts payable on our balance sheet at December 31, 2003 and approximately $1.7 million consisted of extended payment balances and therefore is reflected as notes payable on our balance sheet at December 31, 2003.

     The Textron Facility contains restrictive covenants that are measured at each quarter end. These covenants require us to:

     - maintain Minimum Tangible Capital Funds of $2.2 million, which is defined to be the sum of cash, trade accounts receivable, inventory and fixed net assets, minus subordinated liabilities minus total liabilities, with total liabilities being defined as accounts payable, accrued expenses and short- and long-term notes payable; and

     - maintain a maximum Debt to Tangible Capital Funds ratio of 6.0 to 1.

     Additionally, effective at March 31, 2004, we must be able to achieve a fixed charge coverage ratio of no less than 1.1 to 1.0, the fixed charge coverage ratio being defined as (a) quarterly net income plus interest expense, taxes, and lease and rental expense divided by (b) the sum of (1) quarterly interest expense and lease and rental expense, and (2) quarterly current maturities of long-term debt divided by 1 minus the current tax rate.

     At December 31, 2003, we were in compliance with the loan covenants, and we anticipate that we will be able to comply with the loan covenants during 2004. If we violate the loan covenants, we would be required to seek waivers from Textron and Silicon Valley Bank for those non-compliance events. If Textron or Silicon Valley Bank refused to give us waivers, the amount due under the Textron Facility would be accelerated and we would be required to seek other sources of financing.

  CONTRACTUAL OBLIGATIONS

     The following table summarizes certain of our contractual cash obligations and related payments due as of December 31, 2003:

                                                       PAYMENTS DUE BY PERIOD
                                        ----------------------------------------------------
                                                 LESS THAN                            AFTER
CONTRACTUAL OBLIGATIONS                 TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
-----------------------                 ------   ---------   ---------   ---------   -------
                                                       (DOLLARS IN THOUSANDS)
Lease obligations.....................  $1,865    $  641      $1,224       $  --      $  --
Textron, interest bearing debt........   1,688     1,688          --          --         --
Other debt obligations................     325        96         229          --         --
                                        ------    ------      ------       -----      -----
Total contractual cash obligations....  $3,878    $2,425      $1,453       $  --      $  --
                                        ======    ======      ======       =====      =====

     We do not have any material contractual purchase obligations. We purchase inventory to fulfill in-hand orders from customers and we try to minimize the amount of inventory on hand to reduce risk that the inventory will become obsolete or decline in value. We are able to do this by relying on the ready availability of products from our principal suppliers.

     We expect to be able to meet our contractual cash payment obligations by their due dates through cash generated from operations, augmented, if needed, by borrowings under the Textron Facility, and through the proceeds from this offering.

     Cash Flows. During 2003, our cash decreased by $1.3 million. Operating activities used $2.5 million, investing activities used $885,000 and financing activities provided $2.0 million.

     Operating Activities. Operating activities used $2.5 million in 2003 as compared to providing cash of $809,000 in 2002 and using cash of $4.5 million in 2001. The use of cash in 2003 was primarily related to the net loss of $1.8 million. Adjustments to the net loss for non-cash-related items for 2003 included $764,000 for depreciation and amortization and a $210,000 gain on disposal of discontinued operations, net of tax, due to collection of discontinued receivables previously reserved against as uncollectable. Adjustments to the net loss for non-cash expenses in 2003 included bad-debt expense of $769,000, which is attributable to allowances for uncollectable receivables.

     Changes in asset and liability accounts used $1.7 million. The most significant use related to an increase in accounts receivable of $3.7 million, which was related primarily to increased revenue. Days sales outstanding stayed consistent at 57 days for both years. Net working capital used for contracts in progress increased $556,000 due to an increase in cost and estimated earnings in excess of billings of $743,000, which was primarily related to an increase in the Stratasoft custom projects in process at year-end. In addition, notes receivable increased $287,000 due to more notes receivables being accepted from Stratasoft customers, particularly in the first half of 2003. These uses of cash were partially offset by an increase in accounts payable of $1.7 million, which related primarily to increased purchases of Cisco products for sales by our INX subsidiary, an increase in accrued expenses of $556,000, primarily due to increases in sales commissions and other payroll costs of $560,000 due to increased levels of revenue, a decrease in income tax receivable of $488,000 related to collection of an income tax refund in 2003, and an increase of $475,000 in deferred revenue related to a sale of software to resellers.

     Investing Activities. Investing activities used $885,000 in 2003 compared to a use of $347,000 for 2002 and a use of $206,000 for 2001. Our investing activities related to capital expenditures in all three years were primarily related to purchases of computer equipment and software, and to a lesser degree, leasehold improvements. Investing activities related to cash paid for acquisitions increased in 2003 due to the acquisition of Digital Precision by INX. During the next 12 months, we do not expect to incur significant capital expenditures requiring cash, except possibly for acquisitions, of which we cannot predict the certainty or magnitude.

     Financing Activities. Financing activities provided $2.0 million in 2003 as compared to using $405,000 and $253,000, respectively, in 2002 and 2001. In 2003, our stock price increased substantially, resulting in stock option holders exercising stock options, which provided $478,000. No options were exercised during the previous two years. During December 2003, $1.7 million of debt under the Textron Facility became interest-bearing debt and was classified as notes payable rather than accounts payable.

FUTURE TRENDS

     We expect revenue to continue to increase through 2004 for our three subsidiaries. We expect INX will grow the most, but that INX's growth rate for 2004 will be less than its growth rate for 2003. We expect Cisco-centric systems will continue to gain market share, and we expect our revenue growth in 2004 will be primarily the result of prior investments in increased sales and marketing programs. If we are successful at raising additional equity capital early in 2004, we also anticipate making one or more acquisitions in the latter half of 2004, which we expect would add revenue growth.

     For 2004 we expect our business to be positively impacted by a slight improvement in the somewhat depressed general market conditions that we experienced in 2003, particularly during the first half of 2003, which we expect will result from an upswing in the cyclical buying patterns of customers for technology products as well as the lack of the Iraq war, which we believe depressed activity in the first half of 2003.

     We expect to be able to contain the growth in selling, general and administrative expenses somewhat relative to revenue growth, as revenue continues to grow due to of previous investments in sales and marketing, without a further commensurate increase in sales and marketing expenses, and as the increases in revenue are spread over a somewhat fixed corporate administration expense base.

     We have experienced no material impact of inflation and changing prices on net sales and income from continuing operations in the last three years.

RELATED PARTY TRANSACTIONS

     We lease office space from Allstar Equities, Inc., a Texas corporation ("Equities"), a company wholly owned by James H. Long, our chief executive officer. On December 1, 1999 Equities purchased our corporate office building and executed a direct lease with us with an expiration date of December 31, 2004. In conjunction with Equities obtaining new financing on the building, a new lease was executed with us on February 1, 2002 with an expiration date of January 31, 2007. The new lease has a rental rate of $37,192 per month.

     From time to time, we make short-term loans and travel advances to our non-executive employees. The balance of approximately $16,000 relating to these loans and advances is included on our balance sheet and reported as part of Accounts receivable -- other at December 31, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

     We had no off-balance sheet arrangements at December 31, 2003.

ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board, which we refer to as FASB, issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, amends SFAS No. 4 and SFAS No. 64 to require that gains and losses from the extinguishments of debt generally be classified within continuing operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and early application is encouraged. We adopted SFAS No. 145 on January 1, 2003. The adoption of this statement had no impact on our financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We adopted SFAS No. 146 on January 1, 2003. The adoption of this statement had no impact on our financial statements.

     In February 2003, the FASB issued SFAS No. 148, "Accounting for Stock Based
Compensation: Transition and Disclosure -- An Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based compensation. The statement also amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. We have chosen not to voluntarily change to the fair value based methods of accounting for stock-based employee compensation, but we have adopted the disclosure rules of SFAS No. 148.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows and amends certain other existing pronouncements, resulting in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. We do not believe that the adoption of SFAS No. 149 will have a material impact on our financial statements.

     In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. On December 17, 2003, the FASB issued FIN 46R, providing a deferral of the application of FIN 46 for interests held by public entities in a variable interest entity or potential variable interest entity until fiscal periods ending after March 15, 2004. We have not fully assessed the impact of FIN 46 on our financial statements, particularly our relationship with Allstar Equities, Inc., but the adoption of this statement is not expected to have a material impact on our financial statements.

     In November 2002, the EITF reached a consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables". EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF Issue 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our financial statements.

     In August 2003, the EITF reached a consensus on EITF 03-05, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software." EITF 03-05 requires revenue recognition under SOP 97-2 for all arrangements in which the software sold is essential to the functionality of the hardware. The adoption of the EITF 03-05 had no impact on our financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     We attempt to manage our borrowings under the Textron Facility to minimize interest expense. The interest rate of the Textron Facility is the prime rate plus 2.5% (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources"). During the year ended December 31, 2003, the interest rates of borrowings under the Textron Facility ranged from 6.5% to 10.3%. A 1% change in variable interest rates will not have a material impact on our financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              I-SECTOR CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants for the
  year ended December 31, 2003..............................   42
Independent Auditors' Report for the years ended December
  31, 2001 and 2002.........................................   43
Consolidated Balance Sheets at December 31, 2002 and 2003...   44
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2002 and 2003..........................   45
Consolidated Statements of Stockholders' Equity the years
  ended December 31, 2001, 2002 and 2003....................   46
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2002 and 2003..........................   47
Notes to Consolidated Financial Statements..................   48

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of I-Sector Corporation:

We have audited the accompanying consolidated balance sheet of I-Sector Corporation (a Delaware corporation) and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I-Sector Corporation and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas
February 6, 2004

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of I-Sector Corporation.:

We have audited the accompanying consolidated balance sheet of I-Sector Corporation and subsidiaries ("I-Sector") as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of I-Sector's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of I-Sector as of December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 21, 2003

                     I-SECTOR CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2003
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               SHARE AND PAR VALUE
                                                                    AMOUNTS)
                                      ASSETS
Current Assets:
  Cash and cash equivalents.................................   $ 3,491     $ 2,172
  Accounts receivable -- trade, net of allowance of $928 and
     $612...................................................     6,525       9,757
  Accounts receivable -- affiliates.........................        99          16
  Accounts receivable -- other..............................        57          29
  Notes receivable, net of allowance of $338 and $373.......       898         676
  Inventory.................................................       781       1,038
  Cost and estimated earnings in excess of billings.........       709       1,452
  Income taxes receivable...................................       488          --
  Other current assets......................................       356         943
                                                               -------     -------
          Total current assets..............................    13,404      16,083
Property and equipment, net of accumulated depreciation of
  $1,988 and $1,887.........................................     1,115       1,271
Notes receivable, long-term, net of allowance of $23 and
  $250......................................................        64         252
Patent license rights, net of accumulated amortization of
  $148 and $265.............................................       955         849
Deferred offering costs.....................................        --         317
Other intangible assets, net of accumulated amortization of
  $160 and $335.............................................       207         435
Other assets................................................         6          --
                                                               -------     -------
          Total Assets......................................   $15,751     $19,207
                                                               =======     =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current portion of long-term debt.......   $   157     $ 1,784
  Accounts payable..........................................     4,844       6,524
  Billings in excess of cost and estimated earnings.........        75         262
  Accrued expenses..........................................     1,803       2,676
  Liabilities related to discontinued operations............       904         557
  Deferred revenue..........................................        81         556
                                                               -------     -------
          Total current liabilities.........................     7,864      12,359
                                                               -------     -------
Long-term debt..............................................       247         229
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares
     authorized, no shares issued...........................        --          --
  Common stock, $.01 par value, 15,000,000 shares
     authorized, 4,441,325 and 4,762,809 issued.............        44          48
  Additional paid in capital................................    10,379      10,853
  Additional paid in capital -- other.......................        --         337
  Treasury stock, at cost 811,800 and 811,800 shares........    (1,373)     (1,373)
  Retained deficit..........................................    (1,410)     (3,246)
                                                               -------     -------
          Total stockholders' equity........................     7,640       6,619
                                                               -------     -------
          Total Liabilities and Stockholders' Equity........   $15,751     $19,207
                                                               =======     =======

  The accompanying notes are an integral part of these consolidated financial statements

                     I-SECTOR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2001         2002         2003
                                                           ----------   ----------   ----------
                                                             (IN THOUSANDS, EXCEPT SHARE AND
                                                                    PER SHARE AMOUNTS)
Revenue:
  Products...............................................  $    9,925   $   29,805   $   46,900
  Services...............................................       6,477        5,647        7,725
  Custom projects........................................       7,218        6,569        7,527
                                                           ----------   ----------   ----------
  Total revenue..........................................      23,620       42,021       62,152
                                                           ----------   ----------   ----------
Cost of goods and services:
  Products...............................................       8,685       26,437       41,060
  Services...............................................       5,322        4,395        5,383
  Custom projects........................................       3,318        2,920        2,982
                                                           ----------   ----------   ----------
  Total cost of goods and services.......................      17,325       33,752       49,425
                                                           ----------   ----------   ----------
     Gross profit........................................       6,295        8,269       12,727
Selling, general and administrative expenses.............      10,573       10,625       15,061
                                                           ----------   ----------   ----------
Operating loss...........................................      (4,278)      (2,356)      (2,334)
Interest and other income, net...........................         316          115          107
                                                           ----------   ----------   ----------
Loss from continuing operations before benefit for income
  taxes..................................................      (3,962)      (2,241)      (2,227)
Benefit for income taxes.................................          87        1,595          181
                                                           ----------   ----------   ----------
Net loss from continuing operations......................      (3,875)        (646)      (2,046)
Discontinued operations:
Net loss from discontinued operations, net of taxes......        (167)          --           --
Gain on disposal of discontinued operations, net of
  taxes..................................................         337          262          210
                                                           ----------   ----------   ----------
Net loss.................................................  $   (3,705)  $     (384)  $   (1,836)
                                                           ==========   ==========   ==========
Net loss per share:
Basic:
Net loss from continuing operations......................  $    (0.99)  $    (0.17)  $    (0.55)
Net loss from discontinued operations, net of taxes......       (0.04)          --           --
Gain on disposal of discontinued operations net of
  taxes..................................................        0.08         0.07         0.06
                                                           ----------   ----------   ----------
Net loss per share.......................................  $    (0.95)  $    (0.10)  $    (0.49)
                                                           ==========   ==========   ==========
Diluted:
Net loss from continuing operations......................  $    (0.99)  $    (0.17)  $    (0.56)
Net loss from discontinued operations, net of taxes......       (0.04)          --           --
Gain on disposal of discontinued operations, net of
  taxes..................................................        0.08         0.07         0.06
                                                           ----------   ----------   ----------
Net loss per share.......................................  $    (0.95)  $    (0.10)  $    (0.50)
                                                           ==========   ==========   ==========
Shares used in computing net loss per share:
Basic and diluted........................................   3,911,019    3,709,689    3,691,052
                                                           ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements

                     I-SECTOR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   $.01 PAR VALUE
                                    COMMON STOCK      ADDITIONAL      ADDITIONAL
                                 ------------------    PAID-IN         PAID-IN        TREASURY   RETAINED
                                  SHARES     AMOUNT    CAPITAL     CAPITAL -- OTHER    STOCK     EARNINGS    TOTAL
                                 ---------   ------   ----------   ----------------   --------   --------   -------
                                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Balance at beginning of January
  1, 2001......................  4,441,325    $44      $10,182           $ (1)        $  (992)   $ 2,679    $11,912
Purchase of treasury stock.....         --     --           --             --            (195)        --       (195)
Satisfaction of restricted
  stock........................         --     --           --              1              --         --          1
Issuance of restricted stock...         --     --            2             --              --         --          2
Net loss.......................         --     --           --             --              --     (3,705)    (3,705)
                                 ---------    ---      -------           ----         -------    -------    -------
Balance at December 31, 2001...  4,441,325     44       10,184             --          (1,187)    (1,026)     8,015
Purchase of treasury stock.....         --     --           --             --            (186)        --       (186)
Stock warrants expired.........         --     --          195             --              --         --        195
Net loss.......................         --     --           --             --              --       (384)      (384)
                                 ---------    ---      -------           ----         -------    -------    -------
Balance at December 31, 2002...  4,441,325     44       10,379             --          (1,373)    (1,410)     7,640
Issuance of options to
  consultants..................         --     --           --            337              --         --        337
Exercise of common stock
  options......................    321,484      4          474             --              --         --        478
Net loss.......................         --     --           --             --              --     (1,836)    (1,836)
                                 ---------    ---      -------           ----         -------    -------    -------
Balance at December 31, 2003...  4,762,809    $48      $10,853           $337         $(1,373)   $(3,246)   $ 6,619
                                 =========    ===      =======           ====         =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements

                     I-SECTOR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2002      2003
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(3,705)  $  (384)  $(1,836)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
  Net loss from discontinued operations.....................      167        --        --
  Gain on disposal of discontinued operations...............     (337)     (262)     (210)
  Depreciation and amortization.............................      666       596       764
  Current income tax benefit attributable to discontinued
    operations..............................................      (87)     (136)     (108)
  Satisfaction of restricted stock..........................        1        --        --
  Loss (gain) on retirement of assets.......................       10        34       (88)
  Bad debt expense..........................................    1,052     1,271       769
  Changes in assets and liabilities that provided (used)
    cash:
    Accounts receivable.....................................     (881)   (3,133)   (3,680)
    Accounts receivable, affiliates and other...............      173       115       111
    Inventory...............................................      187      (147)     (257)
    Income taxes receivable.................................      712      (337)      488
    Notes receivable........................................     (117)   (1,154)     (287)
    Other current assets....................................      (69)      (58)     (250)
    Other assets............................................      (13)       --        --
    Accounts payable........................................     (119)    3,072     1,676
    Cost and estimated earnings in excess of billings.......   (1,695)      986      (743)
    Billings in excess of cost and estimated earnings.......     (431)        3       187
    Accrued expenses........................................      456      (288)      556
    Deferred revenue........................................      (10)      (45)      475
                                                              -------   -------   -------
        Net cash provided by (used in) continuing
        operations..........................................   (4,040)      133    (2,433)
  Net operating activities from discontinued operations.....     (413)      676       (29)
                                                              -------   -------   -------
        Net cash provided by (used in) operating
        activities..........................................   (4,453)      809    (2,462)
                                                              -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................     (688)     (347)     (399)
  Proceeds on sale of assets................................        6        --        80
  Cash paid for acquisitions................................      (50)       --      (566)
  Proceeds on sale of discontinued operations...............      526        --        --
                                                              -------   -------   -------
        Net cash used in investing activities...............     (206)     (347)     (885)
                                                              -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options.................................       --        --       478
  Purchase of treasury stock................................     (195)     (186)       --
  Net decrease in notes payable.............................      (58)     (219)     (138)
  Notes payable -- interest bearing borrowings on credit
    line....................................................       --        --     1,688
                                                              -------   -------   -------
        Net cash provided by (used in) financing
        activities..........................................     (253)     (405)    2,028
                                                              -------   -------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   (4,912)       57    (1,319)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    8,346     3,434     3,491
                                                              -------   -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 3,434   $ 3,491   $ 2,172
                                                              =======   =======   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $     9   $    --   $    29
                                                              =======   =======   =======
  Cash received for income taxes............................  $  (712)  $(1,123)  $   (73)
                                                              =======   =======   =======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Intangible assets acquired through note payable...........  $   646   $    --   $    --
  Fixed assets acquired through note payable................       35        --        --
  Fixed assets acquired through capital lease...............       --        --        63
  Options granted to consultants............................       --        --       337
  Offering costs accrued....................................       --        --       317

  The accompanying notes are an integral part of these consolidated financial statements

                     I-SECTOR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     I-Sector Corporation and subsidiaries ("I-Sector" or the "Company") are engaged in the business of providing computer services and of selling associated hardware and telephony software products in the United States and abroad. I-Sector operates through three wholly-owned subsidiaries:

     - Internetwork Experts, Inc. ("INX") is a network professional services and integration organization with areas of practice that include large-scale enterprise network engineering consulting, network security, network management, wireless networking and IP telephony.

     - Stratasoft, Inc. ("Stratasoft") creates and markets software related to the integration of computer and telephone technologies.

     - Valerent, Inc. ("Valerent") provides information technology solutions that lowers its client's expense by utilizing centralized, remote enabled computing management tools which predict, announce and manage service interruptions. Additionally Valerent provides customers with traditional computer services such as on-site and carry-in computer repair, application support, operating system and network migration services, turn-key outsourced IT helpdesk solutions, technical staff augmentation for IT helpdesk operations, helpdesk solutions consulting services.

     I-Sector's significant accounting policies are as follows:

     Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of I-Sector and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Inventory -- Inventory consists primarily of Cisco network equipment, Stratasoft dialers, computer equipment and components and is valued at the lower of cost or market with cost determined on the first-in first-out method. Substantially all of I-Sector's inventory is finished goods. The Company records write downs of its inventory to net realizable value as appropriate.

     Property and Equipment -- Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to expense when incurred, while expenditures for betterments are capitalized. Disposals are removed at cost less accumulated depreciation with the resulting gain or loss reflected in operations in the year of disposal.

     Intangible Assets -- Intangible assets are being amortized over their estimated useful lives of five to sixteen years (see Note 12).

     Impairment of Long-Lived Assets -- I-Sector records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

     Income Taxes -- I-Sector accounts for income taxes under the liability method, which requires, among other things, recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in I-Sector's consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and the recognition of available tax carryforwards.

     Reclassifications -- Certain prior period amounts in the consolidated financial statements presented herein have been reclassified to conform to current period presentation.

     Use of Estimates -- The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions

                     I-SECTOR CORPORATION AND SUBSIDIARIES
that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from these estimates.

     Revenue Recognition -- I-Sector has a number of different revenue components, which vary between its reportable operating segments. Each reportable operating segment has more than one revenue component, and revenue is recognized differently for each component (or "stream") of revenue earned by operating segment. The material revenue streams earned by I-Sector, some of which are earned by more than one operating segment, and some by only one operating segment, are:

          Products Revenue. Three of I-Sector's operating segments earn revenue from product shipments. Product shipment revenue occurs when products manufactured by other parties are purchased and resold to a customer and such products are contracted for independently of material services. I-Sector recognizes revenue from product shipments when the product is shipped or delivered to the customer. In all three segments, the four criteria for revenue recognition have been met because: (1) there are written, executed contracts, or in the case of INX and Valerent, in some situations there are binding purchase orders; (2) delivery has occurred or services have been rendered. Stratasoft, however, recognizes revenue on the percentage of completion method, as described below; (3) the price is fixed or determinable, and (4) collectibility is reasonably assured. Each of I-Sector's business segments perform credit research prior to extending credit. In Stratasoft's business segment, a substantial portion of the total contract price is received in cash or letter of credit when the unit is installed.

          Services Revenue. All of I-Sector's operating segments earn revenue from providing stand-alone service revenue. This revenue consists of billings for engineering and technician time, programming services, which are provided on either a hourly basis or a flat-fee basis, support contracts and the service component of maintenance and repair service ticket transactions. These services are contracted for separately from any product sale, and generally for contracts of short duration are recognized when the service is performed and when collection is reasonably assured. Two of I-Sector's segments sometimes earn agency fee revenue from various sources, the primary source of which is referring customers to other organizations for which an agency fee is received. This revenue is recognized at the earlier of when payment is received or when notification of amounts being due is received from the entity paying such agency fee and collectibility is reasonably assured.

          INX has certain fixed and flat fee contracts that extend over three months or more, and are accounted for on the percentage of completion method of accounting. The percentage of revenue recognized in any particular period is determined on the basis of the relationship of the actual hours worked to estimated total hours to complete the contract. Revisions of the estimated hours to complete are reflected in the period in which the facts necessitating the revisions become known. When a contract indicates a loss, a provision is made for the total anticipated loss.

          Custom Project Revenue. Stratasoft earns revenue from projects that are recognized using the percentage of completion method of accounting for such revenue. The majority of Stratasoft's revenue consists of system sales in which it bundles its proprietary software, along with third-party hardware products and related software customization services, installation, training services, warranty services and incidental post contract support ("PCS") together under a single contract with the customer. PCS is insignificant on such contracts for one year or less, and therefore, we have determined that the value of such PCS should not be unbundled from the project revenue as set forth in paragraph 59 of SOP 97-2. Accordingly, such PCS revenue is recognized together with the project revenue, and the estimated cost to provide the PCS is accrued. The value of the PCS is determinable within the contract, which defines the period that the PCS is granted and offers renewals at stated amounts, thereby defining the value of the PCS. The software customization, together with the hardware customization and integration, represent a significant modification, customization and/or production of the product and, therefore, the entire

                     I-SECTOR CORPORATION AND SUBSIDIARIES
     arrangement is required to be accounted for using the percentage of completion method of accounting pursuant to SOP 81-1. The percentage of revenue recognized in any particular period is determined principally on the basis of the relationship of the cost of work performed on the contract to estimated total costs. The percentage-of-completion method relies on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Revisions of estimates are reflected in the period in which the facts necessitating the revisions become known. When a contract indicates a loss, a provision is made for the total anticipated loss. The following reflects the amounts relating to uncompleted contracts at:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2003
                                                              ------------   ------------
Costs incurred on uncompleted contracts.....................     $  429         $1,019
Estimated earnings..........................................      1,478          3,117
                                                                 ------         ------
                                                                  1,907          4,136
Less: Billings to date......................................      1,273          2,946
                                                                 ------         ------
Total.......................................................     $  634         $1,190
                                                                 ======         ======
Included in accompanying balance sheets under the following
  captions:
Cost and estimated earnings in excess of billings...........     $  709         $1,452
Billings in excess of cost and estimated earnings...........        (75)          (262)
                                                                 ------         ------
Total.......................................................     $  634         $1,190
                                                                 ======         ======

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

          During December 2003 I-Sector's operating segment Stratasoft sold $408 of software products to a reseller for which the related revenue was deferred at December 31, 2003. Revenue from this sale will be recognized in the accounting periods that payments from the reseller become due, or in the accounting period when it has been firmly established that the software has been re-sold to an end-user of the software and that collection is reasonably assured by the Company.

          During 2001, 2002 and 2003, I-Sector has recognized revenue of $2,251, $614 and $502, respectively, on the percentage-of-completion basis for several projects associated with one reseller in South Asia. For these projects, Stratasoft entered into a three-party contract between Stratasoft, the South Asia reseller and the end-user customers. Stratasoft was responsible for performing the substantial majority of the project for the end-user customer, from whom Stratasoft was directly obligated to be paid for such project by the end-user customer.

     Credit Risk -- The Company extends credit to its customers in the normal course of business and generally does not require collateral or other security. The Company performs ongoing credit evaluations of its customers' financial condition and, in some instances, requires letters of credit or additional guarantees in support of contracted amounts. Earnings are charged with a provision for doubtful accounts based on a current review of the collectibility of the accounts and using a systematic approach based on historical collections and age of the amounts due. Accounts deemed uncollectible are applied against the allowance for doubtful accounts.

                     I-SECTOR CORPORATION AND SUBSIDIARIES

     Vendor Incentives -- From time to time, the Company participates in programs provided by suppliers that enable it to earn incentives. These incentives are generally earned by sales volume, sales growth and customer satisfaction levels. The amounts earned under these programs are recorded as a reduction of cost of goods when earned and determinable. The amount of vendor incentives recognized can vary significantly between quarterly and annual periods.

     Advertising Costs -- Advertising costs consist of print advertising and trade show materials and are expensed as incurred. Advertising costs for the year ended December 31, 2001, 2002 and 2003 were $334, $370 and $323, respectively.

     Research and Development Costs -- Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.

     Warranty Reserve -- I-Sector records a warranty reserve related to certain software products sold by its Stratasoft subsidiary. That reserve is classified in accrued expenses and is amortized over the life of the warranty, which is generally twelve months, against actual warranty expenditures. This warranty reserve relates to the estimate of warranty obligations from sales of Stratasoft's call center telephony systems, which consist of Stratasoft's software, configured hardware components as well as telephone support relating to Stratasoft's software products. This liability amount has been consistently recorded within each period as a charge to cost of goods based upon five percent of period revenue. This percentage was based upon a review of the costs of providing the warranty work, which was initially performed in connection with the acquisition of the Stratasoft technology. Stratasoft incurs numerous types of costs related to the warranty work, which includes labor cost of technicians and programmers, hardware cost, the cost of developing and uploading software patches related to "bug fixes", telephone support, and hardware parts cost related to defective hardware sold as a part of a complete Stratasoft system. The majority of these costs are individually insignificant amounts for which the cost/benefit relationship does not warrant tracking, but which we periodically assess and continue to estimate at approximately five percent of Stratasoft sales. As the actual costs are not tracked, Stratasoft amortizes the recorded amounts to cost of goods over the average life of the contractual warranty period as costs are believed to be incurred ratably over the warranty period. The difference between the actual warranty costs incurred and the amount of amortization is not considered to be materially different. The following table depicts the activity in the warranty reserve:

                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2003
                                                              -----   -----
Balance, beginning of the period............................  $ 263   $ 305
Additions to reserve........................................    373     348
Expenses offset against reserve.............................   (331)   (351)
                                                              -----   -----
Balance, end of period......................................  $ 305   $ 302
                                                              =====   =====

     Stock-Based Compensation -- The Company has elected to account for employee stock-based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Bulletin ("APB") No. 25 "Accounting for Stock Issued to Employees". Under this method no compensation expense is recognized when the number of shares granted is known and the exercise price of the stock option is equal to or greater than the fair value of the common stock on the grant date. The Company has recorded no stock-based compensation associated with stock options granted to employees and directors in its consolidated statement of operations. I-Sector and its subsidiaries apply the fair value method as prescribed by SFAS No. 123, as interpreted and amended, for stock and stock options issued to non-employees and during the year ended December 31, 2003, recorded $337 of other additional paid in capital related to compensation to the non-employees. If compensation cost for all option issuances had been determined consistent with the

                     I-SECTOR CORPORATION AND SUBSIDIARIES
fair value method, I-Sector's net loss and net loss per share would have increased to the pro-forma amounts indicated below.

     For purposes of estimating the fair value disclosures below, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option pricing model using the following weighted-average assumptions for the 2001, 2002 and 2003 periods; dividend yield of 0% for all periods; expected volatility of 59%, 82.1% and 85.7%, respectively; risk-free interest rate of 5.5%, 3.63% and 3.63%, respectively; and expected lives of 8.0, 7.57 and 8.4 years, respectively, from the original date of the stock option grants.

                                                                     DECEMBER 31,
                                                              --------------------------
                                                               2001      2002     2003
                                                              -------   ------   -------
Net loss as reported........................................  $(3,705)  $ (384)  $(1,836)
Deduct: Total stock-based employee compensation determined
  under fair value based method for all awards, net of
  related tax effects.......................................     (256)    (184)     (233)
                                                              -------   ------   -------
Pro forma net loss -- basic.................................   (3,961)    (568)   (2,069)
Deduct: INX income attributable to potential minority
        interest related to INX options.....................       --       --       (29)
                                                              -------   ------   -------
Pro forma net loss -- diluted...............................  $(3,961)  $ (568)   (2,098)
                                                              =======   ======   =======
Basic earnings per share:
  As reported...............................................  $ (0.95)  $(0.10)  $ (0.49)
  Pro forma.................................................  $ (1.01)  $(0.15)  $ (0.56)
Diluted earnings per share:
  As reported...............................................  $ (0.95)  $(0.10)  $ (0.50)
  Pro forma.................................................  $ (1.01)  $(0.15)  $ (0.57)

     Earnings Per Share -- Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the periods. Diluted net income per share is computed based upon the weighted-average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities using the treasury stock method (See Note 6).

     Fair Value of Financial Instruments -- I-Sector's financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable for which the carrying values approximate fair values given the short-term maturity of the instruments. The carrying value of the Company's debt instruments approximate their fair value based on estimates of rates offered to the Company for instruments with the same maturity dates and security structures.

     Cash and Cash Equivalents -- Cash and cash equivalents include any highly liquid securities with an original maturity of three months or less when purchased.

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

                     I-SECTOR CORPORATION AND SUBSIDIARIES

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force (EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity"). This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of this statement had no impact on the financial statements.

     In February 2003, the FASB issued SFAS No. 148, "Accounting for Stock Based
Compensation: Transition and Disclosure -- An Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based compensation. The statement also amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The Company has chosen not to voluntarily change to the fair value based methods of accounting for stock-based employee compensation but has adopted the disclosure rules of SFAS 148.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows and amends certain other existing pronouncements, resulting in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not believe that the adoption of SFAS No. 149 will have a material impact on its financial statements.

     In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51". FIN 46 addresses consolidation by business enterprises of variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. On December 17, 2003, the FASB issued FIN 46R, providing a deferral of the application of FIN 46 for interests held by public entities in a variable interest entity or potential variable interest entity until fiscal periods ending after March 15, 2004. The Company has not fully assessed the impact of FIN 46 on its financial statements, particularly its relationship with Allstar Equities, Inc., but the adoption of this statement is not expected to have a material impact on the Company's financial statements.

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables". EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Issue 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company's financial statements.

     In August 2003, the EITF reached a consensus on EITF 03-05, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software". EITF 03-05 requires revenue recognition under SOP 97-2 for all arrangements in which the software sold is essential to the functionality of the hardware. The adoption of the EITF 03-05 had no impact on the Company's financial statements.

                     I-SECTOR CORPORATION AND SUBSIDIARIES

2.  DISCONTINUED OPERATIONS

     On November 6, 2001, I-Sector approved a plan to sell or close its IT Staffing business. This is the measurement date. A sale was finalized effective December 31, 2001. Under the terms of the sale, I-Sector received a note receivable for $52, $50 for the ongoing operations of IT Staffing, Inc. and $2 for certain fixed assets of I-Sector. The note receivable bears interest at 5% per annum and is collectible in installments based on the total monthly revenue of the buyer over 24 months beginning in April 2002. A disposal loss, including an estimate of the operating results from the measurement date, November 6, 2001 to the closing date of the sale of $17, and estimates for impairment of assets caused by the disposal decision of $43, totaling $9 (net of tax of $5) was recognized in 2001. Additional loss on disposal of $13 (net of tax of $7) was recognized in 2002. Net loss from discontinued operations was $167 and $0 (net of tax of $85 and $0) in 2001 and 2002, respectively. I-Sector retained accounts receivable of approximately $82 and $0, net of reserves at December 31, 2001 and 2002, fixed assets of $52 and liabilities related to the IT Staffing business at December 31, 2001. Fixed assets were redeployed in the continuing operations. The balance sheet caption "Liabilities related to discontinued operations" contains $36 and $0 of estimated future expenses relating to the wind-up of the IT Staffing business at December 31, 2002 and 2003, respectively. Revenue for the IT Staffing business for the year ended December 31, 2001 was $967; there was no revenue subsequent to 2001.

     Prior to 2001, I-Sector sold two other businesses that have contributed to discontinued operations in subsequent periods. In 1999, I-Sector decided to sell both its computer products reselling business and its PBX telephone systems dealer business, which together accounted for approximately 90% of total revenue at the time. I-Sector closed the sale of its PBX telephone systems dealer business, its Telecom Systems division, on March 16, 2000 and closed the sale of its computer products reselling business, its Computer Products division, on May 19, 2000.

     During the periods specified below, I-Sector recognized a gain on disposal, net of income tax provision, of these three businesses as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2002     2003
                                                              ------   ------   ------
IT Staffing, Inc. (net of taxes of $(5), $(7) and $14,
  respectively).............................................   $ (9)    $(13)    $ 26
Computer Products Division (net of taxes of $179, $53 and
  $53, respectively)........................................    346      104      104
Telecom Division (net of taxes of $0, $88 and $41,
  respectively).............................................     --      171       80
                                                               ----     ----     ----
Net gain on disposal........................................   $337     $262     $210
                                                               ====     ====     ====

     The balance sheet caption "Liabilities related to discontinued operations" contains $904 and $557 at December 31, 2002 and 2003, respectively, of estimated future expenses related to the winding up of the IT Staffing business, the Telecom Division and the Computer Products Division, and includes amounts related to settlement of pending litigation and to Telecom warranties. In 2003 the Company settled liabilities of $285 and revised estimates of liabilities related to discontinued operations by $62. The liability at December 31, 2003, relates primarily to the estimated cost to settle pending litigation.

                     I-SECTOR CORPORATION AND SUBSIDIARIES

3.  ACCOUNTS AND NOTES RECEIVABLE

     Accounts receivable consisted of the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               2002     2003
                                                              ------   -------
Accounts receivable.........................................  $7,021   $10,276
Accounts receivable retained -- discontinued operations.....     432        93
Allowances for doubtful accounts............................    (928)     (612)
                                                              ------   -------
     Total..................................................  $6,525   $ 9,757
                                                              ======   =======

     Notes receivable short-term consisted of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2003
                                                              ------   ------
Notes receivable, short-term................................  $1,236   $1,049
Allowances for doubtful accounts, short-term................    (338)    (373)
                                                              ------   ------
     Total..................................................  $  898   $  676
                                                              ======   ======

     Notes receivable long-term consisted of the following:

                                                              DECEMBER 31,
                                                              ------------
                                                              2002   2003
                                                              ----   -----
Notes receivable, long-term.................................  $ 87   $ 502
Allowances for doubtful accounts, long-term.................   (23)   (250)
                                                              ----   -----
     Total..................................................  $ 64   $ 252
                                                              ====   =====

4.  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2003
                                                              -------   -------
Equipment...................................................  $   248   $   270
Computer equipment..........................................    1,942     1,888
Furniture and fixtures......................................      278       330
Leasehold improvements......................................      588       623
Vehicles....................................................       47        47
                                                              -------   -------
                                                                3,103     3,158
Accumulated depreciation and amortization...................   (1,988)   (1,887)
                                                              -------   -------
     Total..................................................  $ 1,115   $ 1,271
                                                              =======   =======

     Property and equipment are depreciated over their estimated useful lives ranging from three to ten years using the straight-line method. Depreciation expense totaled $475, $356 and $466 for 2001, 2002 and 2003, respectively. Assets under capital leases at December 31, 2002 and 2003 totaled $0 and $63 with $0 and $1 of recorded depreciation for 2002 and 2003, respectively.

                     I-SECTOR CORPORATION AND SUBSIDIARIES

5.  SEGMENT INFORMATION

     I-Sector has four reportable segments: INX, Stratasoft, Valerent and Corporate. Corporate is not an operating segment. The accounting policies of the business segments are the same as those for I-Sector. I-Sector evaluates performance of each segment based on operating income. Management views accounts receivable and inventory and not total assets in their decision-making. Inter-segment sales and transfers are not significant and are shown in the Eliminations column in the following table. The tables below show the results of the four reportable segments:

     For the year ended December 31, 2003:

                                   INX     STRATASOFT   VALERENT   CORPORATE   ELIMINATIONS   CONSOLIDATED
                                 -------   ----------   --------   ---------   ------------   ------------
Revenue:
  Products.....................  $45,749    $    --      $1,573     $    --       $(422)        $46,900
  Services.....................    4,226         --       3,503          --          (4)          7,725
  Custom projects..............       --      7,527          --          --          --           7,527
                                 -------    -------      ------     -------       -----         -------
Total revenue..................   49,975      7,527       5,076          --        (426)         62,152
                                 -------    -------      ------     -------       -----         -------
Cost of goods and services:
  Products.....................   40,060         --       1,421          --        (421)         41,060
  Services.....................    2,976         --       2,412          --          (5)          5,383
  Custom projects..............       --      2,982          --          --          --           2,982
                                 -------    -------      ------     -------       -----         -------
  Cost of goods and services...   43,036      2,982       3,833          --        (426)         49,425
                                 -------    -------      ------     -------       -----         -------
Gross profit...................    6,939      4,545       1,243          --          --          12,727
Selling, general and
  administrative expenses......    6,045      5,888       1,963       1,165          --          15,061
                                 -------    -------      ------     -------       -----         -------
Operating income (loss)........  $   894    $(1,343)     $ (720)    $(1,165)      $  --          (2,334)
                                 =======    =======      ======     =======       =====
Interest and other income,
  net..........................                                                                     107
                                                                                                -------
Loss from continuing operations
  before benefit for income
  taxes........................                                                                  (2,227)
Benefit for income taxes.......                                                                     181
                                                                                                -------
Net loss from continuing
  operations...................                                                                  (2,046)
Net gain on disposal of
  discontinued operations, net
  of taxes.....................                                                                     210
                                                                                                -------
Net loss.......................                                                                 $(1,836)
                                                                                                =======
Accounts receivable, net.......  $ 7,898    $   978      $  788     $    --       $  --         $ 9,664
                                 =======    =======      ======     =======       =====
Accounts receivable retained
  from discontinued operations,
  net..........................                                                                      93
                                                                                                -------
Total accounts receivable,
  net..........................                                                                 $ 9,757
                                                                                                =======
Inventory......................  $   365    $   657      $   16     $    --       $  --         $ 1,038
                                 =======    =======      ======     =======       =====         =======

                     I-SECTOR CORPORATION AND SUBSIDIARIES

     For the year ended December 31, 2002:

                                  INX     STRATASOFT   VALERENT   CORPORATE   ELIMINATIONS   CONSOLIDATED
                                -------   ----------   --------   ---------   ------------   ------------
Revenue:
  Products....................  $28,990     $   --     $ 1,092      $  --        $(277)        $29,805
  Services....................    1,748         --       3,900                      (1)          5,647
  Custom projects.............       --      6,569          --                      --           6,569
                                -------     ------     -------      -----        -----         -------
Total revenue.................   30,738      6,569       4,992         --         (278)         42,021
                                -------     ------     -------      -----        -----         -------
Cost of goods and services:
  Products....................   25,659         --       1,055         --         (277)         26,437
  Services....................    1,658         --       2,738         --           (1)          4,395
  Custom projects.............       --      2,920          --         --           --           2,920
                                -------     ------     -------      -----        -----         -------
  Cost of goods and
     services.................   27,317      2,920       3,793         --         (278)         33,752
                                -------     ------     -------      -----        -----         -------
Gross profit..................    3,421      3,649       1,199         --           --           8,269
Selling, general and
  administrative expenses.....    3,545      3,922       2,236        922           --          10,625
                                -------     ------     -------      -----        -----         -------
Operating loss................  $  (124)    $ (273)    $(1,037)     $(922)       $  --          (2,356)
                                =======     ======     =======      =====        =====
Interest and other income,
  net.........................                                                                     115
                                                                                               -------
Loss from continuing
  operations before benefit
  for income taxes............                                                                  (2,241)
Benefit for income taxes......                                                                   1,595
                                                                                               -------
Net loss from continuing
  operations..................                                                                    (646)
Net gain on disposal of
  discontinued operations, net
  of taxes....................                                                                     262
                                                                                               -------
Net loss......................                                                                 $  (384)
                                                                                               =======
Accounts receivable, net......  $ 4,454     $1,124     $   400      $ 115        $  --         $ 6,093
                                =======     ======     =======      =====        =====
Accounts receivable retained
  from discontinued
  operations, net.............                                                                     432
                                                                                               -------
Total accounts receivable,
  net.........................                                                                 $ 6,525
                                                                                               =======
Inventory.....................  $   348     $  409     $    24      $  --        $  --         $   781
                                =======     ======     =======      =====        =====         =======

                     I-SECTOR CORPORATION AND SUBSIDIARIES

     For the year ended December 31, 2001:

                                  INX     STRATASOFT   VALERENT   CORPORATE   ELIMINATIONS   CONSOLIDATED
                                -------   ----------   --------   ---------   ------------   ------------
Revenue:
  Products....................  $ 8,853     $   --     $ 1,113     $    (6)       $(35)        $ 9,925
  Services....................    1,922         --       4,555          --          --           6,477
  Custom projects.............       --      7,257          --          --         (39)          7,218
                                -------     ------     -------     -------        ----         -------
Total revenue.................   10,775      7,257       5,668          (6)        (74)         23,620
Cost of goods and services:
  Products....................    7,707         --       1,026         (13)        (35)          8,685
  Services....................    1,956         --       3,377          --         (11)          5,322
  Custom projects.............       --      3,318          --          --          --           3,318
                                -------     ------     -------     -------        ----         -------
     Cost of goods and
       services...............    9,663      3,318       4,403         (13)        (46)         17,325
                                -------     ------     -------     -------        ----         -------
Gross profit (loss)...........    1,112      3,939       1,265           7         (28)          6,295
Selling, general and
  administrative expenses.....    3,103      3,021       3,077       1,400         (28)         10,573
                                -------     ------     -------     -------        ----         -------
Operating income (loss).......  $(1,991)    $  918     $(1,812)    $(1,393)       $ --          (4,278)
                                =======     ======     =======     =======        ====
Interest and other income,
  net.........................                                                                     316
                                                                                               -------
Loss from continuing
  operations before benefit
  for income taxes............                                                                  (3,962)
Benefit for income taxes......                                                                      87
                                                                                               -------
Net loss from continuing
  operations..................                                                                  (3,875)
                                                                                               -------
Loss from discontinued
  operations, net of taxes....                                                                    (167)
Net gain on disposal of
  discontinued operations, net
  of taxes....................                                                                     337
                                                                                               -------
Net loss......................                                                                 $(3,705)
                                                                                               =======

     International sales accounted for $3,111, $1,851 and $3,179 or 13.2%, 4.4% and 5.1% of consolidated revenue in 2001, 2002 and 2003, respectively, and were primarily in the Stratasoft segment. International sales accounted for 42.2% of the Stratasoft segment revenue in the year ended December 31, 2003. International sales are derived primarily from United States, Canada, the United Kingdom, Germany, Greece, India, Egypt, the Philippines and Grenada.

6.  EARNINGS PER SHARE

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

                     I-SECTOR CORPORATION AND SUBSIDIARIES

     The potentially dilutive options of 0; 101,318 and 215,395 for the years ended December 31, 2001, 2002 and 2003, respectively, were not used in the calculation of diluted earnings since the effect of potentially dilutive securities in computing a loss per share is antidilutive.

     The potentially dilutive options of the Company's wholly-owned subsidiary, Internetwork Experts, Inc., (see Note 14) did not impact the calculation of I-Sector's earnings per share for 2001 and 2002 since the effect would have been antidilutive. In 2003, net loss from continuing operations for purposes of computing the diluted loss per share increased $29 for the assumed exercise of INX options under the treasury method.

                                                               DECEMBER 31,
                                                   ------------------------------------
                                                      2001         2002         2003
                                                   ----------   ----------   ----------
Numerator for basic earnings per share:
Net loss from continuing operations..............  $   (3,875)  $     (646)  $   (2,046)
Net loss from discontinued operations, net of
  taxes..........................................        (167)          --           --
Gain on disposal of discontinued operations, net
  of taxes.......................................         337          262          210
                                                   ----------   ----------   ----------
Net loss.........................................  $   (3,705)  $     (384)  $   (1,836)
                                                   ==========   ==========   ==========
Numerator for diluted earnings per share:
Net loss from continuing operations..............  $   (3,875)  $     (646)  $   (2,046)
INX income attributable to potential minority
  interest.......................................          --           --          (29)
                                                   ----------   ----------   ----------
Net loss from continuing operations used in
  computing loss per share.......................      (3,875)        (646)      (2,075)
Net loss from discontinued operations, net of
  taxes..........................................        (167)          --           --
Gain on disposal of discontinued operations, net
  of taxes.......................................         337          262          210
                                                   ----------   ----------   ----------
Net diluted loss.................................  $   (3,705)  $     (384)  $   (1,865)
                                                   ==========   ==========   ==========
Denominator for basic and diluted earnings per
  share -- weighted-average shares outstanding...   3,911,019    3,709,689    3,691,052

     There were warrants to purchase 176,750 shares of common stock for 2001 and 2002 which were not included in computing diluted earnings per share because the inclusion would have been anti-dilutive. During the three months ended September 30, 2002 such warrants expired and the carrying value of the warrants was recognized as additional paid in capital.

7.  DEBT

     On September 27, 2001, Stratasoft, a subsidiary of I-Sector, signed a note payable to a third party for $725, payable in monthly installments through February 2007. The note does not bear interest and I-Sector has imputed interest at 5.5% to record the debt and related patent license asset and has recorded interest of $9, $30 and $17 in 2001, 2002 and 2003, respectively. This note is collateralized by Stratasoft's patent license assets and Stratasoft has granted a security interest in its pending patent application and the next two patent applications filed by Stratasoft. In connection with this note payable, I-Sector has short-term debt maturing within one year of $68 and long-term debt of $184 at December 31, 2003.

     In October 2001, I-Sector signed a non-interest bearing note payable for $39 payable in monthly installments through October 2004. In connection with this note payable, I-Sector has short-term debt maturing within one year of $10 at December 31, 2003.

     In December 2003, I-Sector signed a 36 month non-cancelable capital lease for the purchase of equipment. I-Sector imputed interest at 10% to record the debt on which I-Sector has recorded $0 interest in

                     I-SECTOR CORPORATION AND SUBSIDIARIES

2003. In connection with this capital lease, I-Sector has recorded short-term debt maturing within one year of $18 and long-term debt of $45 at December 31, 2003.

     In connection with its credit agreement for the purchase of inventory discussed immediately below, $1,688 of the outstanding balance on such credit line was interest bearing at December 31, 2003 and is reflected as short-term debt in the accompanying balance sheet.

     On January 31, 2002, I-Sector entered into a credit agreement with Textron Financial Corporation ("Textron") for a revolving line of credit (the "Textron Facility"). The total credit available under the Textron facility, as amended, was $7,500 subject to borrowing base limitations that are generally computed as 80% of eligible accounts receivable, and 90% of identifiable inventory purchased under this agreement and 40% of all other inventory. The borrowing base limitations restrict the eligibility of accounts receivable for collateralization by disallowing as eligible any customer's receivables in their entirety that have balances over 90 days old and that exceed 25% of their total balance. In November 2003 Textron agreed to increase the credit facility from $7,500 to $10,000. The facility would increase to $15,000 upon the execution of syndication loan documents and an activation of syndication for $5,000 with Silicon Valley Bank. In February 2004, the syndication loan documents were executed and the credit line increase to $15,000 became effective. Inventory floor plan borrowings are reflected in accounts payable in the accompanying balance sheets, except for $1,688 that is interest bearing and is reflected in short term debt in the accompanying balance sheet at December 31, 2003. Borrowings accrue interest at the prime rate (4.0% at December 31, 2003) plus 2.5% on outstanding balances that extend beyond the vendor approved free interest period. This agreement is collateralized by substantially all of I-Sector's assets except its patent license assets. The loan documents contain restrictive covenants measured at each quarter end and effective at December 31, 2003, which requires us to maintain minimum tangible capital funds, maintain minimum debt to tangible capital funds ratio, and effective at March 31, 2004, to achieve a fixed charge coverage ratio. At December 31, 2003 I-Sector was in compliance with those loan covenants effective at that date and anticipates that it will be able to comply with its loan covenants prospectively. In the event I-Sector does not maintain compliance, it would be required to seek waivers from Textron and Silicon Valley Bank for those events, which, if not obtained, could accelerate repayment and require I-Sector to seek other sources of finance. At December 31, 2003, I-Sector had $7,608 outstanding on inventory floor plan finance borrowings, and the remaining credit availability was $2,392.

     The weighted-average interest rate for borrowings under all credit line arrangements in effect during, 2001, 2002 and 2003 was 0%, 0% and 6.73%, respectively. Interest expense on all credit lines was $0, $0 and $29 for the years ended December 31, 2001, 2002 and 2003, respectively.

     The aggregate amounts of installments due by calendar year on long-term debt at December 31, 2003 are as follows:

2004........................................................  $1,784
2005........................................................     106
2006........................................................     117
2007........................................................       6
                                                              ------
Total.......................................................  $2,013
                                                              ======

                     I-SECTOR CORPORATION AND SUBSIDIARIES

8.  INCOME TAXES

     The provision for income taxes consisted of the following:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2001      2002      2003
                                                              -----   --------   ------
Current provision (benefit):
Federal.....................................................  $(87)   $(1,595)   $(181)
State.......................................................    --         --       --
                                                              ----    -------    -----
Total current provision (benefit)...........................   (87)    (1,595)    (181)
Deferred provision (benefit)................................    --         --       --
                                                              ----    -------    -----
Total benefit from continuing operations....................   (87)    (1,595)    (181)
Total benefit from discontinued operations..................   (85)        --       --
Total provision for gain on disposal........................   172        136      108
                                                              ----    -------    -----
  Total.....................................................  $ --    $(1,459)   $ (73)
                                                              ====    =======    =====

     The total provision for income taxes for continuing operations during the years ended December 31, 2001, 2002 and 2003 varied from the U.S. federal statutory rate due to the following:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             2001      2002     2003
                                                            -------   -------   -----
Federal income tax at statutory rate......................  $(1,347)  $  (762)  $(757)
Nondeductible expenses....................................       52        18      20
Other.....................................................       --        --      (2)
Valuation allowance.......................................    1,208      (851)    558
                                                            -------   -------   -----
  Total benefit from continuing operations................  $   (87)  $(1,595)  $(181)
                                                            =======   =======   =====

     Net deferred tax assets computed at the statutory rate related to temporary differences were as follows:

                                                               DECEMBER 31,
                                                              ---------------
                                                              2002     2003
                                                              -----   -------
Net deferred tax assets (liabilities):
  Accounts and notes receivable.............................  $ 486   $   458
  Closing and severance costs...............................    307       189
  Deferred service revenue..................................     27       (35)
  Inventory.................................................     --        13
  Amortization of intangibles...............................    (27)      (17)
  Depreciation..............................................     --       (63)
  Net operating loss carryforward...........................     --       806
                                                              -----   -------
     Total..................................................    793     1,351
Less Valuation allowance....................................   (793)   (1,351)
                                                              -----   -------
  Total.....................................................  $  --   $    --
                                                              =====   =======

     Due to the company's recurring losses, a valuation allowance was established to fully offset the net deferred tax assets at December 31, 2001, 2002 and 2003.

                     I-SECTOR CORPORATION AND SUBSIDIARIES

     At December 31, 2003, I-Sector has a net operating loss (NOL) carryforward for federal income tax reporting purposes of approximately $2,372. Since United States tax laws limit the time during which an NOL may be applied against future taxable income and tax liabilities, I-Sector may not be able to take full advantage of its NOL carryforward for federal income tax purposes. The carryforward will expire in 2023 if not otherwise used. A change in ownership, as defined by federal income tax regulations, could significantly limit I-Sector's ability to utilize its carryforward.

     During 2003, a significant number of non-qualified options were exercised creating an excess income tax benefit for I-Sector. This benefit will be utilized to the extent that I-Sector has tax basis income that was not offset by net operating loss (NOL) carryforwards. At December 31, 2003, approximately $243 of the valuation allowance has been attributed to "excess benefit due to options." The company will use this portion only when the valuation allowance has been reduced by $564. Any tax benefit that is realized in subsequent years from the reduction of the valuation allowance established related to these options will be recorded as an expense and additional paid-in capital.

     On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002. The law provides for the carryback of net operating losses for any taxable year ending during 2001 and 2002 to each of the 5 tax years preceding the loss year. Previously, a net operating loss was only eligible to be carried back to the 2 years preceding the year of loss. As a result of the change in the carryback period, I-Sector recognized a tax benefit of $1,459 and $73 in the years ended December 31, 2002 and 2003, respectively. On July 26, 2002 the Company received $1,123 in tax refunds. Additionally, on July 24, 2003 the Company received $561 in tax refunds.

9.  ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2003
                                                              ------   ------
Sales tax payable...........................................  $  386   $  374
Accrued employee benefits, payroll and other related
  costs.....................................................     799    1,359
Accrued property taxes......................................       6        4
Accrued offering costs......................................      --      317
Accrued warranty costs......................................     305      302
Other.......................................................     307      320
                                                              ------   ------
  Total.....................................................  $1,803   $2,676
                                                              ======   ======

10.  COMMITMENTS AND CONTINGENCIES

     Litigation -- In August 2002, Inacom Corp. ("Inacom") filed a lawsuit in the District Court of Douglas County, Nebraska styled Inacom Corp v. I-Sector Corporation, f/k/a Allstar Systems, Inc., claiming that I-Sector owed the sum of approximately $570 to Inacom as a result of Inacom's termination of a Vendor Purchase Agreement between Inacom and I-Sector. I-Sector believes that the claim is without merit and intends to vigorously contest the demand.

     I-Sector had filed a claim to collect on a note receivable from E Z Talk Communications ("E Z Talk") and had entered into arbitration discussions with E Z Talk. In July 2002, E Z Talk filed a lawsuit to set aside the arbitration and claiming damages of $250. On March 7, 2003, the parties settled with E Z Talk paying $25 over 5 months from April 2003 through August 2003 and agreeing to release all equipment back to I-Sector

                     I-SECTOR CORPORATION AND SUBSIDIARIES

90 days after the final payment. All payments have been made with the last payment occurring on August 22, 2003.

     The Equal Employment Opportunity Commission ("EEOC") filed a Charge of Discrimination against Stratasoft on behalf of a former employee on August 1, 2002 in the EEOC Minneapolis, Minnesota office. Stratasoft reached agreement to settle this claim, without admitting or denying, in September 2003 for $130, and general and administrative expense of $130 was recognized in the year ended December 31, 2003.

     In March 2003, I-Sector and other parties were notified of a demand for return of payments relating to the business activities of a call center customer. In March 2004, I-Sector was informed by the claimant that claims will not be pursued at this time. I-Sector believes that the claims against it, if re-initiated, are without merit and intends to vigorously contest any demands related to this matter.

     I-Sector is also party to other litigation and claims which management believes are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, I-Sector believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

     Leases -- I-Sector leases office space from Allstar Equities, Inc. In 1999, I-Sector renewed its office lease for a five year period with monthly rental payments of $38 plus certain operating expenses through December 1, 2004. The lease was renewed February 1, 2002 for a five year period with monthly rental payments of $37 plus certain operating expenses through January 31, 2007. Rental expense under this agreement amounted to approximately $452, $446, and $446 during years ended December 31, 2001, 2002 and 2003, respectively. Additionally, future minimum rentals on other operating leases amount to approximately $185 in 2004, $159 in 2005, $112 in 2006 and $3 in 2007. Amounts paid during the years ended December 31, 2001, 2002 and 2003, under such agreements totaled approximately $197, $131 and $295, respectively.

     401(k) plan -- I-Sector maintains a 401(k) savings plan wherein I-Sector matches a portion of the employee contribution. In addition, I-Sector has a discretionary matching fund based on the net profitability of I-Sector. All full-time employees who have completed 90 days of service with I-Sector are eligible to participate in the plan. Declaration of the discretionary portion of the matching fund is the decision of the Board. I-Sector has made no additional contributions to the plan for the years ended December 31, 2001, 2002 or 2003. Under the standard I-Sector matching program, I-Sector's match was $32, $27, and $31 for the years ended December 31, 2001, 2002 and 2003, respectively.

  Related Party Transactions

     The Company leases office space from Allstar Equities, Inc., a Texas corporation ("Equities"), a company wholly owned by the CEO. On December 1, 1999 Equities purchased the Company's corporate office building and executed a direct lease with us with an expiration date of December 31, 2004. In conjunction with Equities obtaining new financing on the building, a new lease was executed with the Company on February 1, 2002 with an expiration date of January 31, 2007. The new lease has rental rates of $37 per month.

     From time to time, I-Sector makes short-term loans and travel advances to its non-executive employees. The balance of approximately $16 relating to these loans and advances is included in the Company's balance sheet and reported as part of Accounts receivable -- other at December 31, 2003.

                     I-SECTOR CORPORATION AND SUBSIDIARIES

12. INTANGIBLE ASSETS

                                            DECEMBER 31, 2002         DECEMBER 31, 2003
                                         -----------------------   -----------------------
                                          GROSS                     GROSS                      WEIGHTED
                                         CARRYING   ACCUMULATED    CARRYING   ACCUMULATED    AMORTIZATION
                                          AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION      YEARS
                                         --------   ------------   --------   ------------   ------------
Amortized intangible assets
  Patent license rights................   $1,046        $148        $1,114        $265           7.50
  Customer list........................      200          90           602         231           2.14
  Other................................      224          70           168         104           1.90
                                          ------        ----        ------        ----
Total..................................   $1,470        $308        $1,884        $600
                                          ======        ====        ======        ====

     The estimated aggregate amortization expense for each of the next five years and thereafter is as follows:

2004........................................................   $  318
2005........................................................      295
2006........................................................      140
2007........................................................      103
2008........................................................       63
Thereafter..................................................      365
                                                               ------
  Total.....................................................   $1,284
                                                               ======

     In October 2000, I-Sector's wholly owned subsidiary INX acquired certain assets and liabilities of Internetwork Experts, Inc., a professional services firm focused on the architecture, design, implementation and support of high-end network infrastructure. The purchase price was $225 in cash and assumed liabilities of $116. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets and liabilities acquired based on fair values at the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired was approximately $341, $200 of which has been allocated to a customer list and service agreements. The remaining has been allocated to other intangibles. INX was contingently liable for future payments to the former owner based on the level of service revenue generated within a specified period of time and within certain ranges for the customers included on the customer list. That contingent liability was settled in 2001 for $50. The customer list and other intangibles are being amortized over their estimated useful lives of 5 years.

     On April 7, 2003, I-Sector's subsidiary, INX, acquired certain assets and liabilities of one of its competitors, Digital Precision, Inc. ("Digital"). Under the terms of the purchase, INX acquired fixed assets valued at $63, inventory valued at $101 and intellectual property, customer lists, trademarks, trade names and service marks, contract rights and other intangibles of Digital valued at $376, as well as assumed certain operating leases of equipment and office space with a net future obligation of $548. The office space in Dallas, Texas was subleased with future rentals of $234. The intangibles are subject to amortization and have a three year expected life. The purchase price was $540 in cash and, contingent upon the retention of certain key employees, the obligation to issue 1,800,000 shares of INX common stock in April 2004. If that contingency is resolved in April 2004, I-Sector will recognize a minority interest related to the issuance of INX's common stock (see Note 14). No goodwill was recognized in the acquisition. The results of operations subsequent to April 7, 2003 are included in I-Sector's consolidated statement of operations.

                     I-SECTOR CORPORATION AND SUBSIDIARIES

13.  STOCKHOLDERS' EQUITY

  STOCK OPTION PLANS

     Under the 1996 Incentive Stock Plan (the "1996 Incentive Plan") and the 1996 Non-Employee Director Stock Option Plan (the "Director Plan") as approved by the shareholders, I-Sector's Compensation Committee may grant up to 442,500 shares of common stock, which have been reserved for issuance to certain employees of I-Sector. At December 31, 2003, 114,488 shares were available for future grant under the 1996 Incentive Plan. The 1996 Incentive Plan provides for the granting of incentive awards in the form of stock options, restricted stock, phantom stock, stock bonuses and cash bonuses in accordance with the provisions of the plan. Additionally, no shares may be granted after the tenth anniversary of the 1996 Incentive Plan's adoption. I-Sector has reserved for issuance, under the Director Plan, 100,000 shares of common stock, subject to certain anti-dilution adjustments, of which 10,000 shares were available for future grants at December 31, 2003. The Director Plan provides for a one-time option by newly elected directors to purchase up to 5,000 common shares, after which each director is entitled to receive an option to purchase up to 5,000 common shares upon each date of re-election to I-Sector's Board of Directors. Options granted under the Director Plan and the 1996 Incentive Plan have an exercise price equal to the fair market value on the date of grant and generally expire ten years after the grant date.

     In May 2000, I-Sector adopted the 2000 Stock Incentive Plan (the "2000 Incentive Plan") as approved at the annual shareholder's meeting. At the August 20, 2003 shareholder's meeting, the 2000 Incentive Plan was amended and restated, including a change in the name of the plan to I-Sector Corporation Incentive Plan ("I-Sector Incentive Plan") and amendments to make it compliant with both the Sarbanes-Oxley Act of 2002 and with Section 162(m) and other sections of the Internal Revenue Code. Additionally, the plan was amended to increase the number of shares of common stock available for granting stock options to 600,000 in 2003. The I-Sector Incentive Plan provides for the granting of incentive awards in the form of stock-based awards and cash bonuses in accordance with the provisions of the plan. All employees, including officers, and consultants and non-employee directors are eligible to participate in the I-Sector Incentive Plan. Generally, the Compensation Committee has the discretion to determine the exercise price of each stock option under the I-Sector Incentive Plan, and they must be exercised within ten years of the grant date, except those classified as Incentive Stock Option ("ISO") grants to a 10% or greater stockholder. ISO options grants to a 10% or greater stockholder must be exercised within five years of the grant date. The exercise price of each ISO option grant may not be less than 100% of the fair market value of a share of common stock on the date of grant (110% in the case of a 10% or greater stockholder). At December 31, 2003, 4,170 shares were available for future grant under the I-Sector Incentive Plan.

                     I-SECTOR CORPORATION AND SUBSIDIARIES

     The activity of employees in all plans is summarized below:

                                                       YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------------------------
                                          2001                  2002                  2003
                                   -------------------   -------------------   -------------------
                                              WEIGHTED              WEIGHTED              WEIGHTED
                                              AVERAGE               AVERAGE               AVERAGE
                                              EXERCISE              EXERCISE              EXERCISE
                                    SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                   --------   --------   --------   --------   --------   --------
Options outstanding at beginning
  of the period..................   383,112    $1.72      399,812    $1.48      396,042    $1.47
Granted during the period........    25,000     1.00       25,000     1.20      338,760     3.58
Exercised during the period......        --       --           --       --     (222,736)    1.44
Transfers to non-employees.......        --       --      (11,330)     .99           --       --
Canceled during the period.......    (8,300)    1.64      (17,440)    1.66      (10,100)    1.36
                                   --------              --------              --------
Options outstanding at end of
  period.........................   399,812    $1.48      396,042    $1.47      501,966    $2.85
                                   ========              ========              ========
Options exercisable at end of
  period.........................   317,722    $1.58      369,312    $1.46      259,406    $1.81
                                   ========              ========              ========
Options outstanding price
  range..........................     $1.06                 $0.82                 $0.82
                                   to $7.62              to $7.62              to $8.06
Weighted average fair value of
  options granted during the
  period.........................     $1.00                 $1.20                 $2.55
Options weighted average
  remaining life.................      6.88                  6.29                  8.39
                                      Years                 Years                 Years

                                                              EMPLOYEE AND DIRECTOR
                                          -------------------------------------------------------------
                                                      OUTSTANDING                     EXERCISABLE
                                          ------------------------------------   ----------------------
                                                         WEIGHTED
                                                          AVERAGE     WEIGHTED                 WEIGHTED
                                                         REMAINING    AVERAGE                  AVERAGE
                                          OUTSTANDING   CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
                                            SHARES         LIFE        PRICE       SHARES       PRICE
                                          -----------   -----------   --------   -----------   --------
$0.82 to $1.99..........................    201,766        6.03        $1.39       163,686      $1.33
$2.00 to $2.99..........................     88,200        9.53         2.66        95,720       2.63
$3.00 to $3.99..........................         --          --           --            --         --
$4.00 to $4.99..........................    202,000        9.76         4.14            --         --
$5.00 to $8.06..........................     10,000          --         8.06            --         --
                                          -----------                            -----------
     Total..............................    501,966        8.22        $2.85       259,406      $1.81
                                          ===========                            ===========

     Employees affected by the sale of the Telecom Division on March 16, 2000 and of the Computer Products Division on May 19, 2000 (See Note 2) retained their respective stock option grants received prior to I-Sector's disposal of these divisions. In addition, certain affected employees were eligible and received stock options awards subsequent to their termination dates. The affected employees' awards will vest or continue to vest according to the periods specified in their respective stock option agreements, generally five years, contingent upon the employment with the respective division's acquirer.

                     I-SECTOR CORPORATION AND SUBSIDIARIES

     The activity of options to the non-employee group is summarized below:

                                                       YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------------------------
                                          2001                  2002                  2003
                                   -------------------   -------------------   -------------------
                                              WEIGHTED              WEIGHTED              WEIGHTED
                                              AVERAGE               AVERAGE               AVERAGE
                                              EXERCISE              EXERCISE              EXERCISE
                                    SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                   --------   --------   --------   --------   --------   --------
Options outstanding at beginning
  of the period..................   183,771    $2.18      181,483    $1.45      168,280    $1.43
Transferred from employee plan...        --       --       10,200     0.99           --       --
Exercised during the period......        --       --           --       --      (98,748)    1.56
Grants during the period.........        --       --           --       --      118,000     2.32
Canceled during the period.......    (2,288)    1.64      (23,403)    1.72           --       --
                                   --------              --------              --------
Options outstanding at end of
  period.........................   181,483    $1.45      168,280    $1.43      187,532    $1.92
                                   ========              ========              ========
Options exercisable at end of
  period.........................    83,304    $1.37      151,859    $1.42      165,492    $1.62
                                   ========              ========              ========

Options outstanding price
  range..........................     $1.06                 $1.06                 $1.06
                                   to $2.31              to $2.31              to $4.14
Options weighted average
  remaining life.................      3.13                  3.13                  5.33
                                      Years                 Years                 Years

                                                          NON-EMPLOYEE
                                  -------------------------------------------------------------
                                              OUTSTANDING                     EXERCISABLE
                                  ------------------------------------   ----------------------
                                                 WEIGHTED
                                                  AVERAGE     WEIGHTED                 WEIGHTED
                                                 REMAINING    AVERAGE                  AVERAGE
                                  OUTSTANDING   CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
                                    SHARES         LIFE        PRICE       SHARES       PRICE
                                  -----------   -----------   --------   -----------   --------
$0.82 to $1.99..................    155,780        7.47        $1.70       155,740      $1.70
$2.00 to $2.99..................      9,752        6.35         2.25         9,752       2.25
$3.00 to $3.99..................         --          --           --            --         --
$4.00 to $4.99..................     22,000        9.88         4.14            --         --
$5.00 to $6.00..................         --          --           --            --         --
                                  -----------                            -----------
  Total.........................    187,532        7.69        $1.92       165,492      $1.62
                                  ===========                            ===========

     Capital Stock -- Holders of I-Sector's common stock are entitled to one vote per share on all matters to be voted on by shareholders and are entitled to receive dividends, if any, as may be declared from time to time by the Board of Directors of I-Sector (the "Board"). Upon any liquidation or dissolution of I-Sector, the holders of common stock are entitled, subject to any preferential rights of the holders of preferred stock, to receive a pro rata share of all of the assets remaining available for distribution to shareholders after payment of all liabilities. There are no shares of preferred stock issued or outstanding.

     Restricted Stock -- At December 31, 2002, I-Sector had 1,200 shares of restricted stock with a par value of $0.01 per share outstanding. The 1,200 shares, valued at $1.563 per share, vested ratably at the end of each one year period over a five year period from the date of issuance. At December 31, 2003, all restrictions on these shares have lapsed.

     Warrants -- I-Sector issued warrants to purchase 176,750 common shares at $9.60 per share to underwriters in connection with its public offering of common stock. The warrants expired on July 7, 2002.

                     I-SECTOR CORPORATION AND SUBSIDIARIES

14.  SUBSIDIARY STOCK OPTION PLAN

     Each of I-Sector's three primary subsidiaries had an incentive stock option plan in place, but all of the subsidiary plans except for INX were terminated in December 2003. The INX plan has not been presented to the shareholders of I-Sector for approval. INX has granted incentive awards under its incentive plan, and such awards have been granted to certain employees and to management of INX. Under INX's plan such options vest typically ratably over three to five years. In December 2003, the Company amended option agreements with INX's two most senior executives to convert to a fixed 5-year vesting schedule from one that was determined based on the percentage of attainment of predefined financial goals by INX. No stock-based compensation was recorded as the exercise price equaled or exceeded management's estimated fair value of the INX common stock. Any unvested INX stock options may vest immediately upon the occurrence of a liquidity event for that subsidiary. 5,435,000 of the options contain an exercise restriction which only allows vested options to be exercised upon the occurrence of a liquidity event or one month prior to the option's expiration date. The INX options expire ten years after the grant date if they are not exercised. The INX stock option grants are subject to dilution when I-Sector purchases additional shares of the subsidiary stock in order to keep the subsidiary sufficiently capitalized. INX has 9,490,692 options granted and outstanding, of which 3,777,666 are vested and 500,000 are exercisable at December 31, 2003. The outstanding options have exercise prices ranging from $0.01 to $0.25 per share with a weighted average of $0.17 per share. There are no shares in INX's plan available to be issued at December 31, 2003 and INX's plan has been amended, effective December 31, 2003 so that no further options may be granted under the plan. The tables below reflect the ownership of INX at December 31, 2003 and summarize the potential dilutive effect on I-Sector's ownership in INX if all options granted at December 31, 2003 were fully vested and option grants were exercised, and include the effects of the issuance of stock in 2004 relating to INX's acquisition of certain assets and liabilities of Digital Precision, Inc. The table does not assume any repurchase of shares with proceeds from option exercises.

                                                                  INX        PERCENT OF
                                                              COMMON STOCK     TOTAL
                                                              ------------   ----------
Ownership of INX shares at December 31, 2003:
  Common Stock owned by I-Sector............................   21,834,333      100.0%
                                                               ----------      ------
  Total Common Stock Outstanding............................   21,834,333      100.0%
                                                               ==========      ======
Potential Future I-Sector Dilution of Ownership:
  Common Stock owned by I-Sector at December 31, 2003.......   21,834,333       65.9%
  Options granted and outstanding at December 31,
     2003(1)(2)(3)(4).......................................    9,490,692       28.7%
  Contingent obligation to issue Common Stock related to
     acquisition(5).........................................    1,800,000        5.4%
                                                               ----------      ------
  Total at December 31, 2003................................   33,125,025      100.0%
                                                               ==========      ======

---------------

(1) Options granted and outstanding at December 31, 2003 include option grants for 4,100,000 shares of INX granted to the two senior executives of INX and vesting of these option grants was performance-based relating to the percentage of predefined financial goals attained by INX while these two senior executives remain employed. In December 2003, these option agreements were amended to convert to a fixed 5-year vesting schedule.

(2) Included in the option grants outstanding at December 31, 2003 are grants for 1,881,692 shares granted to key employees related to the acquisition Digital Precision, Inc. Grants for 500,000 of these shares vested April 2003. The balance of the grants for 1,381,692 shares, which were granted in November 2003, vest over three years, starting in April 2004

                     I-SECTOR CORPORATION AND SUBSIDIARIES

(3) During the year ended December 31, 2003, INX granted fully vested options to purchase 1,200,000 shares of INX at an exercise price of $0.25 per share to the CEO and Chairman of the Board of I-Sector Corporation. Such option grant was voluntarily canceled by the CEO and Chairman of the Board of I-Sector Corporation in February 2004 concurrent with the issuance of a warrant for
    1.2 million Shares to I-Sector on similar terms. During the year ended December 31, 2003, INX granted fully vested options to purchase 300,000 shares at an exercise price of $0.25 per share to the President and CEO of INX. In addition, INX granted options vesting over three years to various other employees during the year ended December 31, 2003.

(4) The remainder of the shares included in INX option grants outstanding at December 31, 2003 vest over either three or five years based upon continued employment by INX of the individuals to whom such grants have been made. All options granted by INX expire in ten years if unexercised.

(5) In connection with the acquisition of certain assets and liabilities of Digital Precision, Inc. (see Note 12), a portion of the consideration given by INX was the contingent obligation to issue 1,800,000 shares of INX Common Stock to Digital Precision, Inc. when and if three key employees complete one year of employment with INX. If any of such key employees terminates employment without cause before completion of one year of employment, the number of shares of Common Stock to be issued to all of the former stockholders of Digital Precision is decreased by scheduled and agreed upon percentages.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have previously reported the information required by this item in a current report on Form 8-K initially filed with the SEC on June 17, 2003.

ITEM 9A.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of certain members of our management, including our Chairman of the Board, Chief Executive Officer and principal financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, we and our management have concluded that, except as discussed in the following paragraph, our disclosure controls and procedures at December 31, 2003 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the fourth quarter of 2003, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

     Grant Thornton LLP ("Grant Thornton"), our independent accountants, has identified and reported to the audit committee of the board of directors certain internal control deficiencies that Grant Thornton considers to be significant deficiencies under the standards established by the American Institute of Certified Public Accountants and the SEC. The identified internal control deficiencies relate to (i) a material weakness involving contemporaneous documentation of all terms related to revenue transactions and conclusions regarding customer creditworthiness and (ii) a significant deficiency with respect to the review of significant agreements by our accounting personnel in order to monitor compliance with their terms.

     We have initiated corrective actions to address these internal control deficiencies, by implementing the following measures:

     - established improved procedures for the review of revenue recognition policies and contract management polices and procedures;

     - held formalized training of finance and sales staff; and

     - hired an additional person in our accounting department.

     We will consider further actions and continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate. Our management does not expect that disclosure controls and procedures or internal controls can prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. While our management believes that its disclosure controls and procedures provide reasonable assurance that fraud can be detected and prevented, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

     James H. Long -- Director, April 1983 to present.

     James H. Long, age 45, is our founder and has served as our Chairman of the Board and Chief Executive Officer since our inception in 1983. Mr. Long also served as our president through December of 2003 Prior to founding I-Sector, Mr. Long served with the United States Navy in a technical position and was then employed by IBM in a technical position.

     Donald R. Chadwick -- Director, September 12, 1996 to present.

     Donald R. Chadwick, age 60, served as Secretary from February, 1992 to August, 2002 and served as our Chief Financial Officer of the Company from February 1992 until December, 1999. As Chief Financial Officer, his duties included supervision of finance, accounting and controller functions.

     Kevin M. Klausmeyer -- Director, August 8, 2001 to present.

     Kevin M. Klausmeyer, age 45, is currently the Chief Financial Officer of RLX Technologies, a company that invented and manufactured the blade server and has evolved into a full modular computing company. Mr. Klausmeyer is also currently on the board of Quest Software, Inc., an independent software vendor. Mr. Klausmeyer was previously the Chief Financial Officer of PentaSafe Security Technologies, Inc., a security software company and provider of complete security policy and infrastructure solutions, since December 1, 1999 through 2002. From 1993 to November 1999, Mr. Klausmeyer was Vice President and Chief Accounting Officer of BMC Software, Inc., a publicly-held distributor of computer software. Mr. Klausmeyer is one of three software finance executives, who, together with representatives from the big four accounting firms, serve on the AICPA's Software Revenue Recognition Task Force, which interprets and provides guidance to the software industry on U.S. authoritative software revenue accounting rules. Mr. Klausmeyer spent 13 years at Arthur Andersen LLP in the audit and business consulting practice, with a primary focus in assisting high technology companies.

     John B. Cartwright -- Director, August 8, 2001 to present.

     John B. Cartwright, age 57, has been the owner of John B. Cartwright & Associates, a Certified Public Accounting firm, since 1990. From 1973 to 1990, Mr. Cartwright was the managing partner or managing shareholder of Cartwright, Matthews, Gonsoulin & Bradley, PC, Cartwright, Matthews & Gonsoulin, a Partnership and Cartwright & Matthews, a Partnership. From 1969 to 1973 Mr. Cartwright was an Audit Supervisor at Touche Ross & Co., (now Deloitte & Touche
LLP) in Houston. Mr. Cartwright is a member of the American Institute of Certified Public Accountants, Texas Society of Certified Public Accountants, Houston Chapter of the Texas Society of Certified Public Accountants, and the past President of the Houston Chapter of the Community Associations Institute.

BOARD COMMITTEES

     The Board has no nominating committee or any committee performing similar functions. All of the members of the Board participate in the consideration of nominations for the election of directors. The Board has two standing committees, which are an audit committee and a compensation committee.

     Audit Committee. The audit committee is currently composed of Messrs. Chadwick, Cartwright and Klausmeyer. The Board has determined that Mr. Klausmeyer is qualified as an audit committee financial expert within the meaning of SEC regulations and has accounting and related financial management expertise within the meaning of the listing standards of the American Stock Exchange. The functions of the audit committee are set forth in a written charter adopted by the Board and include:

     1. reviewing the accounting principles and practices we employ;

     2. meeting with our independent accountants to review their report on their annual examination of our accounts, their comments on our internal controls and the actions taken by management in response to such comments; and

     3. recommending annually to the Board the appointment of our independent accountants.

     Compensation Committee. The compensation committee is currently composed of Messrs. Chadwick, Klausmeyer and Cartwright. The functions of the compensation committee include:

     1. reviewing and making recommendations regarding the compensation of our executive officers; and

     2. administrating and making awards under our compensation plans.

        EXECUTIVE OFFICERS

     Our executive officers serve until resignation or removal by the Board. Set forth below is certain information about our Executive Officer, other than James
H. Long.

     Mark T. Hilz -- President and Chief Operating Officer of I-Sector Corporation, December 23, 2003 to present; and President, Internetwork Experts, Inc., July 2000 to present.

     Mark Hilz, age 45, was appointed as our President and Chief Operating Officer in December 2003. Mr. Hilz' responsibilities include management of our operations and the operations of our subsidiaries, INX, Stratasoft and Valerent. Mr. Hilz has also served as the President of INX since its founding in July 2000. Mr. Hilz served as a director of our company from April 1999 until June 2001. From January 1999 to June 2000, Mr. Hilz was Vice President of Project Development at Mathews Southwest, LLC, Inc., a real estate investment and development firm headquartered in Dallas. From 1998 to July 2000, Mr. Hilz was one of our directors and the Chief Executive Officer of Nichecast, Inc., a privately held Internet services company.

     Patricia L. Winstead -- Vice President and Chief Accounting Officer, November 2001 to present; Secretary, August 2002 to present.

     Patricia L. Winstead, age 62, has served as our Vice President and Chief Accounting Officer since November 2001. From June 1999 to December 2003, she served as our Controller. From December of 1999 through August of 2002, Ms. Winstead also served as Assistant Secretary, and has served as Secretary since August 2002. Ms. Winstead is responsible for the supervision of our accounting and reporting functions. From July 1994 to May 1999, Ms. Winstead was the Regional Controller of GE Capital ITS in Houston. Before that, Ms. Winstead served as the controller in various companies and as an auditor with Deloitte & Touche LLP. Ms. Winstead is a Certified Public Accountant.

     William R. Hennessy -- President, Stratasoft, Inc., September 1996 to present.

     William R. Hennessy, age 45, has served as the President of Stratasoft since January 1996. Mr. Hennessy's responsibilities include the general management of the operations of Stratasoft.

     Frank Cano -- President, Valerent, Inc., November 2002 to present.

     Frank Cano, age 39, has served as the President of Valerent since November 2002. Mr. Cano's responsibilities include the general management of the operations of Valerent. From May 2000 to May 2002, Mr. Cano served as a Division President of Amherst Southwest, LLP. Prior to that, Mr. Cano held various positions in our company including serving as the President of our former computer products division, as our Senior Vice President, Branch Operations and as our Branch Manager for the Dallas-Fort Worth office. Mr. Cano is the brother-in-law of Mr. Long.

     Jeffrey A. Sylvester -- Controller, December 2003 to present.

     Jeffrey Sylvester, age 49, was appointed as our Controller in December 2003 and has responsibility for supervision of our accounting and reporting functions. From March 2001 until September 2003, Mr. Sylvester was with Balli Klockner, Inc., headquartered in Houston, Texas, where he served as Chief Financial Officer for the North American operations. From September 2000 to March 2001, Mr. Sylvester was the Corporate Controller of Henley Healthcare, Inc., headquartered in Sugar Land, Texas. From 1995 to 2001 Mr. Sylvester served in various accounting and management positions, including Controller, Regional Controller and Division President for Master Graphics, Inc. headquartered in Memphis, and its Houston division Technigrafiks. Mr. Sylvester is a Certified Public Accountant.

     Timothy J. Grothues -- Treasurer, November, 2003 to present

     Timothy Grothues, age 55, has been our Treasurer since November 2003. From November 2001 to November 2003, he was our Assistant Controller. His responsibilities include the treasury and risk management functions. From January 1998 to November 2001, Mr. Grothues was a private investor. For the eighteen years prior to that, Mr. Grothues was the Chief Financial Officer of Blackburn Group, Inc., a privately held industrial construction company specializing in the petroleum and petrochemical industries.

     Paul Klotz -- Vice President and Chief Operating Officer of Internetwork Experts, Inc., August 2000 to present.

     Paul Klotz, age 42, has served as the Vice President and Chief Operating Officer of Internetwork Experts since August 2000. Mr. Klotz' responsibilities include the operations management of Internetwork Experts. From 1997 to July 2000, Mr. Klotz was the Vice President of Marketing of PC Service Source.

FAMILY RELATIONSHIPS

     James H. Long and Frank Cano are brothers-in-law. There are no other family relationships among any of our directors and executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership with the SEC and the American Stock Exchange. Based solely on our review of copies of forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2003, all filing requirements applicable to our officers, directors and ten percent stockholders were fulfilled, except for the delinquent filings noted below.

                                                               NUMBER OF      NUMBER OF
NAME OF REPORTING PERSON                                      LATE REPORTS   TRANSACTIONS
------------------------                                      ------------   ------------
James H. Long...............................................       1              1
William R. Hennessy.........................................       2              2

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

     We have adopted a code of ethics that applies to the Chief Executive Officer, the Chief Financial Officer, the Controller and persons performing similar functions. We have also adopted a code of ethics applicable to all employees. We have posted a copy of the codes on our Internet website at Internet address: http://www.I-Sector.com. Copies of the codes may be obtained free of charge from the Company's website at the above Internet address. We intend to disclose any amendments to, or waivers from, a provision of the code of ethics that applies to the Chief Executive Officer, the Chief Financial Officer or the Controller by posting such information on our website at the above address.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information about compensation we paid or awarded for services rendered during the fiscal years ended December 31, 2003, 2002 and 2001 to our (i) Chief Executive Officer and (ii) the three most highly compensated executive officers who were serving as executive officers at the end of 2003 and whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers").

                                                                                       LONG-TERM
                                                                                     COMPENSATION
                                                                                 ---------------------
                                              ANNUAL COMPENSATION                       AWARDS
                                 ---------------------------------------------   ---------------------
                                                               OTHER ANNUAL      SECURITIES UNDERLYING
NAME AND PRINCIPAL POSITION      YEAR    SALARY    BONUS    COMPENSATION($)(1)        OPTIONS(2)
---------------------------      ----   --------   ------   ------------------   ---------------------
James H. Long..................  2003   $121,125       --            --                     --
  Chairman, Chief Executive      2002    127,690       --            --                     --
  Officer and Chief Financial    2001    133,315       --            --                     --
  Officer
Mark T. Hilz...................  2003    200,000   55,120            --                 32,000
  President and Chief Operating  2002    185,190       --            --                     --
  Officer                        2001    185,190       --            --                     --
William R. Hennessy............  2003    125,000   19,063            --                 80,000
  President, Stratasoft, Inc.    2002    133,167   59,028            --                     --
                                 2001     91,162   60,966            --                     --
Paul Klotz.....................  2003    150,000   41,370            --                 25,000
  Vice President,                2002    144,252    7,500            --                     --
  Internetwork Experts, Inc.     2001    144,854       --            --                     --

---------------

(1) Amounts exclude the value of perquisites and personal benefits because the aggregate amount thereof did not exceed the lesser of $50,000 or 10% of the Named Executive Officer's total annual salary and bonus.

(2) See "-- INX Stock Options" for information regarding grants of INX options to the Named Executive Officers.

I-SECTOR STOCK OPTIONS

     We have issued stock options to purchase our common stock to our officers, directors and employees. We have also issued stock options to purchase the common stock of our subsidiary INX to officers, directors and employees of INX. The INX stock option plan and the options issued under are discussed below under the caption "-- INX Stock Options."

     Options to purchase shares of our common stock may be granted to executive officers and other employees under our 1996 Incentive Stock Option Plan (the "1996 Incentive Plan") and the I-Sector Corp. Incentive Stock Plan (the "I-Sector Incentive Plan"). As of December 31, 2003, 114,448 shares were reserved for issuance upon exercise of outstanding options under the 1996 Incentive Plan and 4,170 were reserved and remained available for future grants pursuant to the I-Sector Incentive Plan. No options under the plans were granted to officers or other employees during 2001 and 2002. During 2003, options to purchase 456,760 shares were granted to officers, consultants and other employees under the Incentive Stock Plan.

     Options Granted in Last Fiscal Year. The following table sets forth information regarding stock options we granted to our Named Executive Officers during the fiscal year ended December 31, 2003. We did not grant any stock appreciation rights in the fiscal year ended December 31, 2003.

                                                                                       POTENTIAL        POTENTIAL
                                                                                       REALIZABLE       REALIZABLE
                                NUMBER OF                                               VALUE AT         VALUE AT
                                SHARES OF     PERCENT OF                             ASSUMED ANNUAL   ASSUMED ANNUAL
                                  COMMON        TOTAL                                RATE OF STOCK    RATE OF STOCK
                                  STOCK        OPTIONS      EXERCISE                     PRICE            PRICE
                                UNDERLYING    GRANTED TO     OR BASE                 APPRECIATIONS    APPRECIATIONS
                                 OPTIONS     EMPLOYEES IN     PRICE     EXPIRATION     FOR OPTION       FOR OPTION
NAME                             GRANTED     FISCAL YEAR    ($/SHARE)      DATE        TERM 5%(3)      TERM 10%(3)
----                            ----------   ------------   ---------   ----------   --------------   --------------
William R. Hennessy(1)........    50,000        15.4%         $2.70     09/08/2013      $219,901         $350,155
William R. Hennessy(1)........    30,000         9.3%          4.14     10/03/2013       202,309          322,143
Mark T. Hilz(2)...............    32,000         9.9%          4.14     10/03/2013       215,796          343,619
Paul Klotz(2).................    25,000         7.7%          4.14     10/03/2013       168,591          268,452

---------------

(1) 100% of the options vested as of January 1, 2004, but may not be exercised until six months from the date of grant. The options expire ten years from the date of grant. Vesting was contingent upon continued employment with us. The option is not assignable or transferable otherwise than by will or by the laws of descent and distribution.

(2) Options shall vest cumulatively as follows: 50% of the shares shall vest on April 3, 2004 and 50% of the shares shall vest on October 3, 2004. Vesting is contingent upon continued employment with us, or one of our subsidiaries. The options are exercisable at any time after six months from the date of grant, but expire ten years from such date. The option is not assignable or transferable otherwise than by will or by the laws of descent and distribution.

(3) The dollar amounts under these columns are the result of calculations at the 5% and 10% compounded annual rates set by the Securities and Exchange Commission, and therefore are not intended to forecast future appreciation, if any, in the price of the common stock. The potential realizable values illustrated at the 5% and 10% compounded annual rates of appreciation assume that the price of the common stock increases $5.89 and $9.37 per share, respectively, over the 10-year term of the options.

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

     The following table sets forth information regarding option exercises during the fiscal year ended December 31, 2003, as well as the number and total of in-the-money options at December 31, 2003 for each of the Named Executive
Officers:

                                                          NUMBER OF SECURITIES
                                                         UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                               OPTIONS AT              IN-THE MONEY OPTIONS AT
                                SHARES                      DECEMBER 31, 2003             DECEMBER 31, 2003
                              ACQUIRED ON    VALUE     ---------------------------   ---------------------------
NAME                           EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                          -----------   --------   -----------   -------------   -----------   -------------
James H. Long...............        --      $     --      2,400             --       $   37,632      $     --
William R. Hennessy.........        --            --     68,000         30,000        1,066,240       470,400
Mark T. Hilz................    15,000       109,050         --         32,000               --       501,760
Paul Klotz..................        --            --         --         25,000               --       392,000

INX STOCK OPTIONS

     The Internetwork Experts Incentive Plan (the "INX Plan") was adopted effective July 1, 2000, when INX was formed. The INX Plan was amended, effective December 31, 2003, so that no further grants may be made under this plan in the future. We have determined that because INX is a large portion of our total business, all future stock-based compensation for INX officers and employees will be made under I-Sector option plans rather than under the INX Plan.

     Under the INX Plan and related option grant agreements, options typically vest ratably over three to five years. In December 2003, we amended option agreements with INX's two most senior executives, Mark Hilz and Paul Klotz, to change the vesting under their INX options to a fixed five-year vesting schedule from one that was determined based on the percentage of attainment of predefined financial goals by INX. Liquidity events include: (a) a sale of substantially all of INX's common stock to a non-related party; (b) a sale of substantially all of INX's assets; or (c) a sale of all of INX's stock to the general public in which the general public owns at least 20% of the total outstanding INX common stock. Any unvested INX stock options may vest immediately upon the occurrence of a liquidity event. The INX options expire ten years after the grant date if they are not exercised. The INX stock option grants are subject to dilution if, and when, we purchase additional shares of INX stock.

     As of December 31, 2001, 2002 and 2003 options for 1,388,500, 5,444,499 and
9,490,692 shares, respectively, of INX stock were granted and outstanding under the INX Plan. The number of shares of INX stock underlying vested INX options was 3,777,666 shares as of December 31, 2003. On the date of grant, the INX options had an exercise price equal to or greater than the fair market value of the underlying INX stock. The exercise price of the INX options ranges from $.01 per share to $0.25 per share. For 2000, 2001, 2002 and 2003, the weighted average exercise price of the outstanding INX options was $0.07, $0.07, $0.13 and $0.17, respectively. A portion of the options granted under the INX Plan will become exercisable only upon a liquidity event involving INX, or during a thirty-day period prior to expiration of the option.

     During 2000, 2002 and 2003, options under the INX Plan were granted for 900,000, 4,100,000 and 1,675,000 shares of INX stock, respectively, to Named Executive Officers. The following table sets forth for each of those years certain information with respect to the INX options issued to the Named Executive Officers. INX has not granted any restricted stock or stock appreciation rights under the INX Plan.

                                                                                            POTENTIAL          POTENTIAL
                                   NUMBER OF                                             REALIZABLE VALUE   REALIZABLE VALUE
                                   SHARES OF      PERCENT OF                                AT ASSUMED         AT ASSUMED
                                  COMMON STOCK      TOTAL                                 ANNUAL RATE OF     ANNUAL RATE OF
                                   UNDERLYING      OPTIONS      EXERCISE                      PRICE              PRICE
                                    OPTIONS       GRANTED TO     OR BASE                  APPRECIATIONS      APPRECIATIONS
NAME AND                           GRANTED IN    EMPLOYEES IN     PRICE     EXPIRATION      FOR OPTION         FOR OPTION
PRINCIPAL POSITION         YEAR     YEAR(2)      FISCAL YEAR    ($/SHARE)      DATE         TERM 5%(1)        TERM 10%(1)
------------------         ----   ------------   ------------   ---------   ----------   ----------------   ----------------
James H. Long,...........  2003    1,200,000          29.7%       $0.25     09/01/2013       $488,688          $  778,123
  Chairman, Chief          2002           --            --           --             --             --                  --
  Executive Officer        2001           --            --           --             --             --                  --
  and Chief Financial      2000           --            --           --             --             --                  --
  Office
Mark T. Hilz,............  2003      300,000           7.4%        0.25     09/01/2013        122,167             194,531
  President and Chief      2002    3,400,000          82.5%        0.15     03/01/2012        872,273           1,455,090
  Operating Officer        2001           --            --           --             --             --                  --
                           2000      700,000          54.9%        0.01     07/01/2010         11,402              18,156
Paul Klotz,..............  2003      175,000           4.3%        0.25     11/10/2013         57,011              90,781
  Vice President,          2002      700,000          17.0%        0.15     03/01/2012        171,034             272,343
  Internetwork             2001           --            --           --             --             --                  --
  Exports, Inc.            2000      200,000          15.7%        0.01     08/14/2010          3,592               5,992
All Other Employees......  2003    2,365,192          58.6%        0.20     11/10/2013        770,530           1,226,940
                           2002       23,000           0.5%        0.20     12/09/2012          7,493              11,931
                           2001       52,500         100.0%        0.20     11/05/2011         17,103              27,234
                           2000      375,000          29.4%        0.20     10/30/2010        122,167             194,531

---------------

(1) During the quarter ended September 30, 2003, INX granted options to purchase 1,200,000 shares to Mr. Long and 300,000 shares to Mr. Hilz for their personal limited guarantee of our credit facility. In February 2004, Mr. Long voluntarily cancelled his 1,200,000 share option in exchange for the issuance by INX to I-Sector of the I-Sector Warrant for the same number of shares, at the same exercise price. Mr. Hilz's option grant for 300,000 shares related to the personal limited guarantee is fully vested and may be exercised at any time after six months from the grant date until expiration.

(2) There is currently no trading market for the common stock of INX. The dollar amounts under these columns are the result of calculations at the 5% and 10% compounded annual rates and are not intended to forecast future appreciation, if any, in the value of the INX common stock. The potential realizable values illustrated at the 5% and 10% compounded annual rates of appreciation are based on the exercise price of INX options on their respective dates of grant, over the 10-year term of the options.

EMPLOYMENT AGREEMENTS

     We have entered into employment agreements with each of the Named Executive Officers (collectively, the "Executive Employment Agreements"). Under the terms of the respective agreements, Messrs. Long, Hennessy, Hilz and Klotz are entitled to an annual base salary of $150,000, $125,000, $200,000 and $150,000 respectively, plus other bonuses, the amounts and payment of which are within the discretion of our compensation committee. Beginning in the quarter ended June 30, 2001, Messrs. Long, Hilz and Klotz took voluntarily pay reductions as compared to the base salary set in their respective employment agreements. The voluntary pay reductions were terminated for Messrs. Hilz and Klotz after certain financial performance goals were attained. Mr. Long has extended his voluntary pay reduction through the current pay period. The agreements with Messrs. Hilz, Cano, Hennessy and Klutz also include special bonus plan provisions that may be changed or eliminated at our sole discretion. These four executives each currently have an opportunity to receive two bonuses on a quarterly basis, which two bonuses are tied to each of gross profits per share compared to plan and earnings per share compared to plan for the pertinent subsidiary. The bonus amounts that may be earned range from zero to as much as 70% of their quarterly salary based upon performance attained. These bonus arrangements may be modified at any time at the sole discretion of our compensation committee. All Executive Employment Agreements may be terminated by us or by the officer named therein at any time by giving proper notice. The Executive Employment Agreements generally provide that the executive officer will not, for the term of his employment and for a period of either twelve or eighteen months, whichever the case may be, following the end of such executive officer's employment with us, compete with us, disclose any of our confidential information, solicit any of our employees or customers or otherwise interfere with the our business relations. The non-compete provision with Mr. Long does not apply if we elect to terminate Mr. Long's employment without cause; except that, we may elect to continue the non-compete restrictions in that event by paying Mr. Long a severance amount during the restricted period. The severance amount payable to Mr. Long is based upon the greater of 75% of his salary at the time of termination or 75% of his average monthly salary and bonus, calculated based on his compensation during the 12 months period prior to his termination.

DIRECTORS' COMPENSATION

     Our directors do not receive any additional compensation for their services as a director. We pay each independent director $1,000 for each board meeting attended and $500, except for the Chairperson of the audit committee who is paid $1,000, for audit committee meetings attended, along with reasonable out-of-pocket expenses incurred by independent directors to attend board and committee meetings. Independent directors are also entitled to receive options pursuant to the Director Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN MANAGEMENT OF I-SECTOR COMMON STOCK

     The following table sets forth, as of March 8, 2004 the number of shares of common stock owned by each Director, each Named Executive Officer, as defined in "Item 11. Executive Compensation," and all Directors and Executive Officers as a group.

NAME OF                                                    AMOUNT AND NATURE OF     PERCENT
BENEFICIAL OWNER                                          BENEFICIAL OWNERSHIP(1)   OF CLASS
----------------                                          -----------------------   --------
James H. Long...........................................         2,000,030(2)         50.6%
Donald R. Chadwick......................................            44,486(3)          1.1%
Kevin Klausmeyer........................................            11,250(4)            *
William R. Hennessy.....................................            85,000(5)          2.1%
John B. Cartwright......................................            15,200(6)            *
All officers and directors..............................         2,318,556(7)         58.7%

---------------

(1) Beneficially owned shares include shares over which the named person exercises either sole or shared voting power or sole or shared investment power. It also includes shares the named person has the right to acquire within 60 days by the exercise of any right or option. Unless otherwise noted, all shares are owned of record and beneficially by the name person.

(2) Includes 2,400 shares that may be acquired upon exercise of currently exercisable options.

(3) Includes 12,686 shares which may be acquired upon exercise of currently exercisable options and 300 shares owned by his minor children for which Mr. Chadwick disclaims beneficial ownership.

(4) Includes 11,250 shares that may be acquired upon exercise of currently exercisable options.

(5) Includes 68,000 shares that may be acquired upon exercise of currently exercisable options and 2,000 shares owned by his children, of which one is a minor, for which Mr. Hennessy disclaims beneficial ownership.

(6) Includes 15,000 shares which may be acquired upon exercise of currently exercisable options.

(7) Includes 190,936 shares which may be acquired upon exercise of currently exercisable options.

SECURITY OWNERSHIP OF CERTAIN MANAGEMENT OF INX COMMON STOCK

     Currently, our company holds 100% of the issued and outstanding shares of common stock of INX. The following table sets forth information regarding the beneficial ownership of the common stock of INX, as of March 8, 2004, by each of our Directors, each Named Executive Officer, as defined in "Item 11. Executive Compensation," and all Directors and Executive Officers as a group. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all of shares of common stock of INX owned by them.

NAME OF                                                    AMOUNT AND NATURE OF     PERCENT
BENEFICIAL OWNER                                          BENEFICIAL OWNERSHIP(1)   OF CLASS
----------------                                          -----------------------   --------
Mark T. Hilz............................................         2,080,000(2)          6.3%
Paul Klotz..............................................           400,000(3)          1.2%
All officers and directors..............................         3,805,000(4)         11.5%

---------------

(1) Beneficially owned shares include shares over which the named person exercises either sole or shared voting power or sole or shared investment power. It also includes shares the named person has the right to acquire within 60 days by the exercise of any right or option. Unless otherwise noted, all shares are owned of record and beneficially by the name person.

 (2) Includes 1,400,000 shares that may be acquired upon exercise of currently exercisable options. This amount does not include an additional 3,000,000 shares of the common stock of INX which may vest in the future.

 (3) Includes 260,000 shares that may be acquired upon exercise of currently exercisable options. This amount does not include an additional 640,000 shares of the common stock of INX which may vest in the future.

 (4) Includes 2,985,000 shares which may be acquired upon exercise of currently exercisable options. This amount does not include an additional 3,640,000 shares of the common stock of INX which may vest in the future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The table presented below contains certain information about our equity compensation plans, as of December 31, 2003, which consists of the 1996 Incentive Plan, the Director Plan and the I-Sector Incentive Plan. All of our equity compensation plans have been previously approved by its stockholders.

                                                                                        NUMBER OF SECURITIES
                                                                                         REMAINING AVAILABLE
                                                                                         FOR FUTURE ISSUANCE
                                             NUMBER OF SECURITIES   WEIGHTED AVERAGE        UNDER EQUITY
                                              TO BE ISSUED UPON     EXERCISE PRICE OF    COMPENSATION PLANS
                                                 EXERCISE OF           OUTSTANDING      (EXCLUDING SECURITIES
                                             OUTSTANDING OPTIONS,   OPTIONS, WARRANTS       REFLECTED IN
                                             WARRANTS AND RIGHTS       AND RIGHTS            COLUMN(A))
PLAN CATEGORY(1)                                     (A)                   (B)                   (C)
----------------                             --------------------   -----------------   ---------------------
Equity compensation plans approved by
  security holders.........................        424,898                $1.74                128,658
Equity compensation plans not approved by
  security holders.........................           None                 None                   None

---------------

(1) Does not include the INX Incentive Plan. See "Item 11 -- Executive Compensation," and Notes to Consolidated Financial Statements -- Note 14.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We lease office space from Allstar Equities, Inc. a Texas corporation ("Equities"), which is wholly-owned by James H. Long, our Chairman, President and Chief Executive Officer. On December 1, 1999, Equities purchased the building where our principal office is located and we executed a direct lease with Equities with an expiration date of December 31, 2004. In conjunction with Equities obtaining new financing on the building, we executed a new lease with Equities on February 1, 2002 with an expiration date of January 31, 2007. Under the new lease, our rental rate was reduced from $37,692 per month to $37,192 per month.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     On June 5, 2003, we dismissed Deloitte & Touche LLP ("Deloitte") as our independent audit firm. We engaged Grant Thornton effective June 5, 2003. Our audit committee approved the decision to change accountants.

     The following information sets forth the aggregate fees billed or to be billed by Grant Thornton and Deloitte for services performed for the fiscal year 2003 and fees billed by Deloitte for the fiscal year 2002. The audit committee has reviewed the audit and non-audit fees that we paid to the independent accountants for purposes of considering whether such fees are compatible with maintaining the auditor's independence. Under the SEC's new rule on auditor independence, which is effective for the first fiscal years ending after December 15, 2003 and was adopted as a result of implementing the Sarbanes-Oxley Act of 2002, fees would be categorized as follows:

     Audit Fees. Estimated fees billed for services rendered by Grant Thornton for the audit of our financial statements included in our annual report and the reviews of financial statements included in our quarterly reports were $225,000 for 2003. Fees billed for services rendered by Deloitte for the audit of the financial statements included in our annual report and the reviews of financial statements included in our quarterly reports were $144,799 for 2002 and $66,885 in 2003.

     Audit-Related Fees. We did not retain Grant Thornton or Deloitte for any audit related services in 2002 and 2003 and there were no fees for audit-related services during those years.

     Tax Fees. We did not retain Grant Thornton for any tax services in 2002 and 2003 and there were no fees from Grant Thornton during those years. Aggregate fees billed for tax services related to the preparation of our annual corporate tax returns rendered by Deloitte were $16,500 during 2002 and $14,300 during 2003.

     All Other Fees. Aggregate fees billed for all other services rendered by Grant Thornton to us consisted of $825 in 2003. Except as disclosed above, Deloitte did not render any other services to us during 2002 and 2003. These services were related to research and discussions relating to the accounting for certain employee benefit matters.

     Our audit committee must now pre-approve all audit and non-audit services that we receive from our independent accountants. This pre-approval authority may be delegated to a single member of the audit committee and then reviewed by the entire audit committee at the committee's next meeting. Approvals of non-audit services will be publicly disclosed in our periodic reports filed with the SEC.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Consolidated Financial Statements -- See Index to Consolidated Financial Statements on Page 21.

     (2) Consolidated Financial Statements Schedule II Valuation and Qualifying Accounts filed herewith as Exhibit 99.2.

     (3) Exhibits: See index to exhibit table below.

     (b) Form 8-K was filed December 29, 2003 to report that I-Sector had been approved for listing on the American Stock Exchange.

     Form 8-K was filed November 12, 2003 to report the results of operations for the quarter ending September 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, March 8, 2004.

                                          I-SECTOR CORPORATION
                                            (Registrant)

                                          By:       /s/ JAMES H. LONG
                                            ------------------------------------
                                                       James H. Long
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                    CAPACITY                       DATES
                    ---------                                    --------                       -----

                /s/ JAMES H. LONG                     Chief Executive Officer, Chief        March 8, 2004
 ------------------------------------------------    Financial Officer and Chairman of
                  James H. Long                           the Board of Directors


             /s/ PATRICIA L. WINSTEAD                    Vice President and Chief           March 8, 2004
 ------------------------------------------------    Accounting Officer and Secretary
               Patricia L. Winstead


              /s/ DONALD R. CHADWICK                             Director                   March 8, 2004
 ------------------------------------------------
                Donald R. Chadwick


             /s/ KEVIN M. KLAUSMEYER                             Director                   March 8, 2004
 ------------------------------------------------
               Kevin M. Klausmeyer


              /s/ JOHN B. CARTWRIGHT                             Director                   March 8, 2004
 ------------------------------------------------
                John B. Cartwright

                                 EXHIBIT INDEX

EXHIBIT
  NO.                    DESCRIPTION                  FILED HEREWITH OR INCORPORATED BY REFERENCE FROM:
-------                  -----------                  -------------------------------------------------
  3.1     Bylaws of the Company.                      Exhibit 3.1 to Form S-1, Registration No.
                                                      333-09789, filed August 8, 1996
  3.2     Certificate of Incorporation of the         Exhibit 3.2 to Amendment 1 to Form S-1,
          Company.                                    Registration No. 333-09789, filed August 8, 1996
  3.3     Certificate of Amendment to Certificate     Exhibit 3.4 to Amendment 5 to Form S-1,
          of Incorporation of Allstar Systems,        Registration No. 333-09789, filed August 8, 1996
          Inc., dated June 24, 1997.
  3.4     Certificate of Amendment to Certificate     Exhibit 3.3 to Form 8-A, Registration No.
          of Incorporation of Allstar Systems,        001-31949, filed December 29, 2003
          Inc., dated March 5, 1999.
  3.5     Certificate of Amendment to Certificate     Exhibit 3.4 to Form 8-A, Registration No.
          of Incorporation of Allstar Systems, Inc.   001-31949, filed December 29, 2003
          dated July 10, 2000.
  4.1     Specimen Common Stock Certificate.          Exhibit 4.1 to Amendment 2 to Form S-1,
                                                      Registration No. 333-09789, filed August 8, 1996
 10.1     Form of Employment Agreement by and         Exhibit 10.5 to Amendment 1 to Form S-1,
          between the Company and certain members     Registration No. 333-09789, filed August 8, 1996
          of management.
 10.2     Employment Agreement by and between         Exhibit 10.6 to Form S-1, Registration No.
          Stratasoft, Inc. and William R. Hennessy,   333-09789, filed August 8, 1996
          dated September 7, 1995.
 10.3     Employment Agreement by and between All-    Filed herewith
          star Systems, Inc. and James H. Long,
          dated August 15, 1996.
 10.4     Systems Integrator Agreement by and         Filed herewith
          between Cisco Systems, Inc. and
          Internetwork Experts, Inc., dated
          November 13, 2000.
 10.5     Amendment One, dated January 28, 2002, to   Filed herewith
          Systems Integrator Agreement by and
          between Cisco Systems, Inc. and
          Internetwork Experts, Inc., dated
          November 13, 2000.
 10.6     Amendment Two, dated November 21, 2002,     Filed herewith
          to Systems Integrator Agreement by and
          between Cisco Systems, Inc. and
          Internetwork Experts, Inc., dated
          November 13, 2000.
 10.7     Amendment Three, dated January 20, 2003,    Filed herewith
          to Systems Integrator Agreement by and
          between Cisco Systems, Inc. and
          Internetwork Experts, Inc., dated
          November 13, 2000.
 10.8     Amendment Four, dated January 16, 2004,     Filed herewith
          to Systems Integrator Agreement by and
          between Cisco Systems, Inc. and
          Internetwork Expert's, Inc, dated
          November 13, 2000
 10.9     Amended & Restated Allstar Systems, Inc.    Filed herewith
          1996 Incentive Stock Plan, dated
          effective July 1, 1997.
 10.10    Amended & Restated I-Sector Corp. Stock     Filed herewith
          Incentive Plan, dated effective July 28,
          2003.

EXHIBIT
  NO.                    DESCRIPTION                  FILED HEREWITH OR INCORPORATED BY REFERENCE FROM:
-------                  -----------                  -------------------------------------------------
 10.11    Amended & Restated Internetwork Ex-         Filed herewith
          perts, Inc., Stock Incentive Plan dated
          effective August 1, 2003.
 10.12    Lease Agreement by and between Allstar      Exhibit 10.32 to Form 10-K, filed March 28, 2002
          Equities, Inc. and I-Sector Corporation,
          dated February 1, 2002.
 10.13    Asset Purchase Agreement between Amherst    Exhibit 2.1 to Form 8-K, filed March 22, 2000
          Computer Products Southwest, L.P.,
          Amherst Technologies, L.L.C. and Allstar
          Systems, Inc., dated March 16, 2000.
 10.14    Asset Purchase Agreement, by and between    Filed herewith.
          Digital Precision, Inc. and Internetwork
          Experts, Inc., dated April 4, 2003.
 10.15    Asset Purchase Agreement by and between     Exhibit 10.36 to Form 10-K, filed March 24, 2001
          Internetworking Sciences Corporation and
          Internetwork Experts, Inc. dated October
          27, 2000.
 10.16    Lease Agreement by and between Whitehall-   Exhibit 10.37 to Form 10-K, filed March 24, 2001
          Midway Park North, Ltd. and Allstar Sys-
          tems, Inc. dated July 31, 2000.
 10.17    Dealer Loan and Security Agreement by and   Exhibit 10.38 to Form 10-K, filed March 28, 2002
          between Textron Financial Corporation and
          I-Sector Corporation, dated January 31,
          2002.
 10.18    Limited Fraud Guarantee, by and between     Filed herewith.
          James H. Long and Textron Financial
          Corporation, dated September 3, 2003.
 10.19    Loan and Security Agreement by and          Filed herewith
          between Textron Financial Corporation and
          Valerent, Inc., Internetwork Experts,
          Inc., I-Sector Corporation, ISECOLDSUB,
          Inc., and Stratasoft, Inc., dated
          February 18, 2004.
 10.20    Schedule to Loan and Security Agreement     Filed herewith
          by and between Textron Financial
          Corporation and Valerent, Inc.,
          Internetwork Experts, Inc., I-Sector
          Corporation, ISECOLDSUB, Inc., and
          Stratasoft, Inc., dated February 18,
          2004.
 10.21    Reaffirmation of Limited Fraud Guaranty     Filed herewith
          by and between Textron Financial
          Corporation and James H. Long dated
          February 18, 2004.
 10.22    Warrant to Purchase 1,200,000 shares of     Filed herewith
          common stock of Internetwork Experts,
          Inc., by and between Internetwork
          Experts, Inc. and I-Sector Corporation,
          dated February 26, 2004.
 21.1     List of Subsidiaries of the Company.        Exhibit 21.1 to Form 10-K, filed March 31, 2003
 23.1     Consent of Grant Thornton LLP               Filed herewith
 23.2     Consent of Deloitte & Touche LLP            Filed herewith
 31.1     Rule 13a-14(a)/15d-14(a) Certification of   Filed herewith
          Chief Executive Officer and Chief
          Financial Officer.

EXHIBIT
  NO.                    DESCRIPTION                  FILED HEREWITH OR INCORPORATED BY REFERENCE FROM:
-------                  -----------                  -------------------------------------------------
 32.1     Section 1350 Certification of Chief         Filed herewith
          Executive Officer and Chief Financial
          Officer.
 99.1     Report of Independent Certified Public      Filed herewith
          Accountants on Schedule II
 99.2     Schedule II -- Valuation and Qualifying     Filed herewith
          Accounts