Form 10-Q
period 2004-03-31
I SECTOR CORP
filed 2004-05-17
CIK 1020017

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2004
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from January 1, 2004 to March 31, 2004

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

Title                                         Outstanding

Common Stock, $.01 par value per share        As of May 14, 2004
                                              4,810,354 shares outstanding

PART I INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                              I-SECTOR CORPORATION
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2004

                          Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements - I-Sector Corporation (Unaudited):

         Condensed Consolidated Balance Sheets at December 31, 2003 and March 31, 2004

         Condensed Consolidated Statements of Income for the three months ended March 31, 2003 and 2004

         Condensed Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2004

         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2004

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

                           Part II. Other Information

Item 1.  Legal Proceedings

Item 2.  Other Information

Item 6.  Exhibits
         Exhibit 31 Certification
         Exhibit 32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Signatures

PART1.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      I-SECTOR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and par value amounts)

                                                                             December 31,      March 31,
                                                                               2003              2004
                                                                           --------------    ---------------
                                                                                       (Unaudited)
                                 ASSETS
Current Assets:
     Cash and cash equivalents..........................................   $       2,172     $       1,724
     Accounts receivable -  trade, net of allowance of $612 and $590....           9,757             9,417
     Accounts receivable - affiliates...................................              16                 6
     Accounts receivable - other........................................              29                27
     Notes receivable, net of allowance of $373 and $438................             676             1,062
     Inventory..........................................................           1,038             1,315
     Cost and estimated earnings in excess of billings..................           1,452             2,204
     Other current assets...............................................             943               548
                                                                           --------------    ---------------
          Total current assets..........................................          16,083            16,303

Property and  equipment,  net of accumulated  depreciation  of $1,887 and
$2,004                                                                             1,271             1,270
Notes receivable, long-term, net of allowance of  $250 and $250.........             252               125
Patent license rights, net of accumulated amortization of $265 and $293.             849               822
Deferred offering costs.................................................             317               803
Other  intangible  assets,  net of accumulated  amortization  of $335 and
$386                                                                                 435               383
                                                                           --------------    ---------------
               Total Assets.............................................   $      19,207     $      19,706
                                                                           --------------    ---------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Notes payable and current portion of long-term debt................   $       1,784     $       1,299
     Accounts payable...................................................           6,524             7,142
     Billings in excess of cost and estimated earnings..................             262               112
     Accrued expenses...................................................           2,676             3,004
     Net liabilities related to discontinued operations.................             557               642
     Deferred revenue...................................................             556               736
                                                                           --------------    ---------------
                                                                           --------------    ---------------
         Total current liabilities......................................          12,359            12,935
                                                                           --------------    ---------------
                                                                           --------------    ---------------

Long-term debt..........................................................             229               204

Commitments and Contingencies

Stockholders' Equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized,
          no shares issued..............................................               -                 -
    Common stock, $.01 par value, 15,000,000 shares authorized,
         4,762,809 and 4,803,794 issued.................................              48                48
    Additional paid in capital..........................................          10,853            10,912
    Additional paid in capital - other..................................             337               187
    Treasury stock, at cost 811,800 and 811,800 shares..................         (1,373)           (1,373)
    Retained deficit....................................................         (3,246)           (3,207)
                                                                           --------------    ---------------
                                                                           --------------    ---------------
         Total stockholders' equity.....................................           6,619             6,567
                                                                           --------------    ---------------
                                                                           --------------    ---------------
              Total Liabilities and Stockholders' Equity................   $      19,207     $      19,706
                                                                           --------------    ---------------
                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                             Three months ended March 31,
                                                             ------------------------------
                                                                2003             2004
                                                             ------------    --------------
Revenue:
       Products............................................  $    6,722      $   10,194
       Services............................................       1,289           1,944
       Custom projects.....................................       2,069           2,137
                                                             ------------    --------------
       Total revenue.......................................      10,080          14,275
                                                             ------------    --------------
Cost of goods and services:
       Products............................................       5,904           8,491
       Services............................................       1,100           1,286
       Custom projects.....................................         801             962
                                                             ------------    --------------
       Total cost of goods and services....................       7,805          10,739
                                                             ------------    --------------
                 Gross profit..............................        2,275          3,536
Selling, general and administrative expenses...............        3,376          3,499
                                                             ------------    --------------
Operating income (loss)....................................      (1,101)             37
Interest and other income, net.............................          10              19
                                                             ------------    --------------
Income  (loss) from  continuing  operations  before  income      (1,091)             56
taxes
Income taxes...............................................           -               5
                                                             ------------    --------------
Net income (loss) from continuing operations...............      (1,091)             51
Discontinued operations:
Loss on disposal of discontinued operations, net of taxes .           -            (12)
                                                             ------------    --------------
Net income (loss)..........................................  $   (1,091)     $       39
                                                             ------------    --------------
                                                             ------------    --------------
Net income (loss) per share Basic:
Net income (loss) from continuing operations...............  $    (0.30)     $     0.01
Loss on disposal of discontinued operations, net of taxes .           -               -
                                                             ------------    --------------
Net income (loss) per share................................  $    (0.30)     $     0.01
                                                             ------------    --------------
Diluted:
Net income (loss) from continuing operations...............  $    (0.30)     $     0.01
Loss on disposal of discontinued operations, net of taxes .           -               -
                                                             ------------    --------------
Net income (loss) per share................................  $    (0.30)     $     0.01
                                                             ------------    --------------
Shares used in computing net income (loss) per share:
Basic......................................................   3,630,285       3,978,407
                                                             ------------    --------------
Diluted....................................................   3,630,285       4,544,406
                                                             ------------    --------------

                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)
                                   (Unaudited)
                                                                            Additional
                                          $.01 par value       Additional    Paid-In
                                          Common Stock          Paid-In      Capital -       Treasury     Retained
                                     Shares         Amount      Capital        Other          Stock        Deficit       Total
                                    ----------     ----------  -----------  -----------   -----------   -----------  ----------

Balance at December 31, 2003        4,762,809      $      48     $ 10,853     $    337      $(1,373)     $ (3,246)     $ 6,619
Revaluation of options to
  consultants                               -              -            -         (150)           -             -         (150)
Exercise of common stock options       40,985              -           59            -            -             -           59
Net income                                  -              -            -            -            -            39           39
                                    ----------     ----------  -----------  -----------   -----------   -----------  ----------
Balance at March 31, 2004           4,803,794      $      48     $ 10,912     $    187      $(1,373)     $ (3,207)     $ 6,567
                                    ==========     ==========  ===========  ===========   ===========   ===========  ==========

The accompanying notes are an integral part of this consolidated financial statement

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                              Three Months Ended March 31,
                                                                              ------------------------------
                                                                                  2003             2004
                                                                              -------------    -------------
           CASH FLOWS FROM OPERATING ACTIVITIES:
                 Net income (loss)...........................................   $    (1,091)      $      39
                 Adjustments to reconcile net income (loss) to net cash
                       provided by (used in) operating activities:
                       Net loss from discontinued operations.................             -              12
                       Tax benefit from discontinued operations..............             -               5
                       Depreciation and amortization.........................           165             201
                       Loss on retirement of assets..........................             4              18
                       Bad debt expense (recoveries).........................           482            (182)
                  Changes in assets and liabilities that provided (used) cash:
                        Accounts receivable, net.............................            16             431
                        Accounts receivable, affiliates and other............            47              12
                        Inventory............................................           (87)           (277)
                        Notes receivable.....................................           290            (168)
                        Other current assets.................................          (145)            245
                        Accounts payable.....................................          (780)            618
                        Cost and estimated earnings in excess of billings....          (199)           (752)
                        Billings in excess of cost and estimated earnings....           194            (150)
                        Accrued expenses.....................................           126             (90)
                        Deferred revenue.....................................           (26)            180
                                                                              -------------    -------------
                                     Net cash provided by (used in) continuing
           operations........................................................        (1,004)            142

                    Net operating activities from discontinued operations              (258)              -
                                                                              -------------    -------------
                                     Net cash provided by (used in) operating
           activities........................................................        (1,262)            142
                                                                              -------------    -------------
           CASH FLOWS FROM INVESTING ACTIVITIES:
                 Capital expenditures........................................          (173)           (139)
                                                                              -------------    -------------
                                      Net cash used in investing activities..          (173)           (139)
                                                                              -------------    -------------
           CASH FLOWS FROM FINANCING ACTIVITIES:
                  Exercise of stock options..................................             1              59
                  Payments on notes payable..................................           (68)         (1,714)
                  Notes payable - interest bearing borrowings on credit line.             -           1,204
                                                                              -------------    -------------
                                      Net cash  used in financing activities.           (67)           (451)
                                                                              -------------    -------------
           NET DECREASE IN CASH AND CASH EQUIVALENTS........................           (448)         (1,502)
           CASH AND CASH EQUIVALENTS AT BEGINNING OF  PERIOD................          3,491           2,172
                                                                              -------------    -------------
           CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................  $       1,989           1,724
                                                                              -------------    -------------
           SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                    Cash paid for interest..................................  $           -              24

           SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
                    Revaluation of options granted to consultants...........  $           -             150
                    Offering costs accrued..................................              -             486

                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         I-Sector Corporation and subsidiaries ("I-Sector" or the "Company") is engaged in selling and supporting IP telephony solutions as well as related network infrastructure, their proprietary computer-telephony software, and performing remote-enabled managed services for the information and communication technology used by their customers:

                o Internetwork Experts, Inc. ("INX") is a network professional services and integration organization focused on delivering comprehensive Cisco-centric IP communications solutions to clients ranging from mid-size to large enterprises. IP communications solutions include design and implementation, ongoing support and applications enablement. Supporting practice areas include network architecture, security, and wireless. To provide these services INX employs highly trained IP communications consultants and network engineering staff, who are trained and experienced in both large, complex network infrastructure technology and IP communications technology.

                o Stratasoft, Inc. ("Stratasoft") creates and markets software related to the integration of computer and telephone technologies. This software is used by professional contact centers and other complex, high-volume telephony environments and is marketed under the trade name "Stratasoft". Stratasoft intends to use its computer telephony software development expertise to create and market new software products that enhance Cisco-centric IP telephony solutions.

                o Valerent, Inc. ("Valerent") provides information technology solutions that lower its client's expense by utilizing centralized, remote enabled computing management tools which predict, announce and manage service interruptions. Additionally Valerent provides customers with traditional computer services such as on-site and carry-in computer repair, application support, operating system and network migration services, turn-key outsourced IT helpdesk solutions, technical staff augmentation for IT helpdesk operations, and helpdesk solutions consulting services.

         The condensed consolidated financial statements presented herein as of and for the three-month periods ended March 31, 2003 and 2004 are unaudited; however, all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods covered have been made and are of a normal, recurring nature. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet as of December 31, 2003 is derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Although management believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in I-Sector's 2003 Annual Report on Form 10-K.

         I-Sector's significant accounting policies are as follows:

         Reclassifications - Certain prior period amounts in the statements of cash flows presented herein have been reclassified to conform to current period presentation.

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

         Services Revenue. All of I-Sector's operating segments earn revenue from providing stand-alone services revenue. This revenue consist of billings for engineering and technician time, programming services, which are provided on either a hourly basis or a flat-fee basis, support contracts and the service component of maintenance and repair service ticket transactions. These services are contracted for separately from any product sale, and generally for contracts of short duration are recognized when the service is performed and when collection is reasonably assured. Two of I-Sector's segments sometimes earn agency fee revenue from various sources, the primary source of which is referring customers to other organizations for which an agency fee is received. This revenue is recognized at the earlier of when payment is received or when notification of amounts being due is received from the entity paying such agency fee and collectibility is reasonably assured.

         One of I-Sector's segments, INX, has certain fixed and flat fee services contracts that extend over three months or more, and are accounted for on the percentage of completion method of method of accounting. The percentage of revenue recognized in any particular period is determined on the basis of the relationship of the actual hours worked to estimated total hours to complete the contract. Revisions of the estimated hours to complete are reflected in the period in which the facts necessitating the revisions become known. When a contract indicates a loss, a provision is made for the total anticipated loss.

         Custom Project Revenue. One of I-Sector's segments, Stratasoft, earns revenue from projects that are recognized using the percentage of completion method of accounting for such revenue. The majority of Stratasoft's revenue consists of system sales in which it bundles its proprietary software, along with third-party hardware products and material related software customization services, installation, training services, warranty services and incidental post contract support ("PCS") together under a single contract with the customer. PCS is insignificant on such contracts for one year or less, and therefore, we have determined that the value of such PCS should not be unbundled from the project revenue as set forth in paragraph 59 of SOP 97-2. Accordingly, such PCS revenue is recognized together with the project revenue, and the estimated cost to provide the PCS is accrued. The value of the PCS is determinable within the contract, which defines the period that the PCS is granted and offers renewals at stated amounts, thereby defining the value of the PCS. The software customization, together with the hardware customization and integration, represent a significant modification, customization and/or production of the product and, therefore, the entire arrangement is required to be accounted for using the percentage of completion method of accounting pursuant to SOP 81-1. The percentage of revenue recognized in any particular period is determined principally on the basis of the relationship of the cost of work performed on the contract to estimated total costs. The percentage-of-completion method relies on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Revisions of estimates are reflected in the period in which the facts necessitating the revisions become known. When a contract indicates a loss, a provision is made for the total anticipated loss. The following reflects the amounts relating to uncompleted contracts at:

                                                               December 31,    March 31,
                                                                   2003          2004
                                                              --------------    -----------

            Costs incurred on uncompleted contracts.......... $   1,019         $   1,491
            Estimated earnings...............................     3,117             4,036
                                                              --------------    -----------
                                                                  4,136             5,527
            Less: Billings to date...........................     2,946             3,435
                                                              --------------    -----------
                                                              $   1,190         $   2,092
            Total  ..........................................
                                                              --------------    -----------

            Included in accompanying balance sheets
                   under the following captions:
            Cost and estimated earnings in excess of billings $   1,452         $ 2,204
            Billings in excess of cost and estimated earnings      (262)           (112)
                                                              --------------    -----------
            Total ........................................... $   1,190         $ 2,092
                                                              --------------    -----------

         During March 2004, I-Sector`s operating segment Stratasoft deferred $180 of revenue for software products sold on a note that was not due within twelve months of the note origination, and the related revenue was deferred at March 31, 2004. Revenue from this sale will be recognized in the accounting periods that payments from the customer are received.

         Vendor Incentives - From time to time, the Company participates in programs provided by suppliers that enable it to earn incentives. These incentives are generally earned based upon sales volume, sales growth and customer satisfaction levels. The amounts earned under these programs are recorded as a reduction of cost of goods when earned and determinable. The amount of vendor incentives recognized can vary significantly between quarterly and annual periods. During the three-month period ended March 31, 2004, the Company recognized $622 in vendor incentives that relate to the six-month measurement period ended January 31, 2004.

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

                                                   Three Months Ended
                                                       March 31,
                                                  -------------------
                                                          2004
                                                  -------------------

           Balance, beginning of the period....   $       302
           Additions to reserve................            90
           Expenses offset against reserve.....           (97)
                                                  -------------------
           Balance, end of period..............   $       295
                                                  -------------------

         Stock-Based Compensation - The Company has elected to account for stock-based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Bulletin ("APB") No. 25 "Accounting for Stock Issued to Employees". Under this method no compensation expense is recognized when the number of shares granted is known and the exercise price of the stock option is equal to or greater than the fair value of the common stock on the grant date. The Company has recorded no stock-based compensation associated with stock options granted to employees and directors in its consolidated statement of operations. I-Sector and its subsidiaries apply the fair value method as prescribed by SFAS No. 123, as interpreted and amended, for stock and stock options issued to non-employees and during the three month period ended March 31, 2004, recorded a $63 benefit. If compensation cost for all option issuances had been determined consistent with the fair value method, I-Sector's net income (loss) per share would have increased to the pro-forma amounts indicated below for the three month periods ended March 31, 2003 and 2004.

                                                                       Three Months Ended
                                                                            March 31,
                                                                   ----------------------------
                                                                      2003            2004
                                                                   ------------    ------------
               Basic and diluted:
               Net income (loss) as reported.....................  $  (1,091)      $       39
               Deduct: Total stock-based employee
                      compensation determined under fair value
                      based method for all awards, net of related
                      tax effects................................          10              22
                                                                   ------------    ------------
               Pro forma net income (loss).......................  $  (1,101)      $       17
                                                                   ------------    ------------

               Earnings per share:
               Basic - as reported...............................  $   (0.30)      $     0.01
               Basic - pro forma................................   $   (0.30)      $     0.00

               Diluted - as reported.............................  $   (0.30)      $     0.01
               Diluted - pro forma.............................    $   (0.30)      $     0.00


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

         Accounting Pronouncements - In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51". FIN 46 addresses consolidation by business enterprises of variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. On December 17, 2003, the FASB to issued FIN 46(R), providing a deferral of the application of FIN 46 for interests held by public entities in a variable interest entity or potential variable interest entity until fiscal periods ending after March 15, 2004. The Company has assessed the impact of FIN 46 on its financial statements, particularly its relationship with Allstar Equities, Inc., and adoption of this statement did not have an impact on the Company's financial statements.

2. DISCONTINUED OPERATIONS

         In 1999, I-Sector decided to sell both its computer products reselling business and its PBX telephone systems dealer business. During the periods specified below, I-Sector recognized a gain (loss) on disposal, net of income tax provision, of these two businesses as follows:

                                                                                               March 31,
                                                                                     -------------------------------
                                                                                         2003             2004
                                                                                     --------------    -------------
        Computer Products Division  (net of tax benefits of  $3 and $4,
        respectively).......................................................          $       (5)       $       (9)
        Telecom Division (net of taxes and tax benefits of  $2 and $(1),
        respectively).......................................................                   5                (3)
                                                                                      -------------     -------------
        Net loss on disposal................................................          $        -        $      (12)
                                                                                      -------------     -------------

         The balance sheet caption "Net liabilities related to discontinued operations" contains $557 and $642 at December 31, 2003 and March 31, 2004, respectively, of estimated future expenses related to the winding up of the Telecom Division and the Computer Products Division, and includes amounts related to settlement of pending litigation and to Telecom warranties. An additional $85 relating to the rebate repayment claims from a former vendor was reclassified from accrued liabilities to net liabilities related to discontinued operations during the three month period ending March 31, 2004.

3. SEGMENT INFORMATION

         I-Sector has four reportable segments: INX, Stratasoft, Valerent and Corporate. Corporate is not a revenue generating operating segment. The accounting policies of the business segments are the same as those for I-Sector. I-Sector evaluates performance of each segment based on operating income. Management views trade accounts receivable and inventory and not total assets in their decision-making. Inter-segment sales and transfers are not significant and are shown in the Eliminations column in the following table. The tables below show the results of the four reportable segments:

         For the quarter ended March 31, 2004:

                             INX          Stratasoft       Valerent          Corporate      Eliminations     Consolidated
                         -------------    ----------       ------------    ------------   -------------    ---------------
Revenue:
       Products........  $    10,061      $      -         $      334      $        -     $      (201)     $      10,194
       Services........          913             -              1,031               -               -              1,944
       Custom projects.            -          2,137                 -               -               -              2,137
                         -------------    ----------       ------------    ------------   -------------    ---------------
Total revenue..........       10,974          2,137             1,365               -            (201)            14,275
                         -------------    ----------       ------------    ------------   -------------    ---------------

Cost of goods and
    Services:
       Products........        8,382             -                310               -            (201)             8,491
       Services........          589             -                697               -               -              1,286
       Custom projects.           -             962                 -               -               -                962
                         -------------    ----------       ------------    ------------   -------------    ---------------
      Cost of goods and        8,971            962             1,007               -            (201)            10,739
        Services.......
                         -------------    ----------       ------------    ------------   -------------    ---------------
Gross profit...........        2,003          1,175               358               -               -              3,536

Selling, general and
administrative expenses        1,884          1,020               390             205               -              3,499
                         -------------    ----------       ------------    ------------   -------------    ---------------
Operating income (loss)  $       119      $     155        $      (32)     $      205)     $        -                 37
                         -------------    ----------       ------------    ------------   -------------
Interest and other income, net............................................................................            19
                                                                                                           ---------------
Income from continuing operations before income taxes.....................................................            56
Income taxes..............................................................................................             5
                                                                                                           ---------------
Net income from continuing operations.....................................................................            51
Net loss on disposal of discontinued operations, net of taxes.............................................           (12)
                                                                                                           ---------------
Net income ............................................................................................... $          39
                                                                                                           ---------------

Trade accounts
      receivable, net..  $     7,683      $   1,127        $      517      $       90     $         -      $     9,417
                         -------------    ----------       ------------    ------------   -------------    ---------------
Inventory..............  $       817      $     466        $       32      $        -     $         -      $     1,315
                         -------------    ----------       ------------    ------------   -------------    ---------------

         For the quarter ended March 31, 2003:

                             INX           Stratasoft        Valerent        Corporate     Eliminations     Consolidated
                         -------------    -----------      ------------    ------------   --------------   ---------------
Revenue:
       Products........  $     6,661      $       -        $      193      $        -     $      (132)     $       6,722
       Services........          477              -               812               -               -              1,289
       Custom projects.            -          2,069                 -               -               -              2,069
                         -------------    -----------      ------------    ------------   -------------    ---------------
Total revenue..........        7,138          2,069             1,005               -            (132)           10,080
                         -------------    -----------      ------------    ------------   -------------    ---------------

Cost of goods and
    Services:
       Products........        5,844              -               192               -            (132)             5,904
       Services........          516              -               584               -               -              1,100
       Custom projects.           -             801                 -               -               -                801
                         -------------    -----------      ------------    ------------   -------------    ---------------
      Cost of goods            6,360            801               776               -            (132)             7,805
and
         Services......
                         -------------    -----------      ------------    ------------   -------------    ---------------
Gross profit...........          778          1,268               229               -               -              2,275

Selling, general and
administrative expenses          945          1,596               560             275               -              3,376
                         -------------    -----------      ------------    ------------   -------------    ---------------
Operating loss.........  $      (167)     $    (328)       $     (331)      $    (275)    $         -      $      (1,101)
                         -------------    -----------      ------------    ------------   -------------
Interest and other income, net............................................................................            10
                                                                                                           ---------------
Loss from continuing operations before income taxes.......................................................        (1,091)
Income taxes..............................................................................................             -
                                                                                                           ---------------
                                                                                                           ---------------
Net loss from continuing operations.......................................................................        (1,091)
Net gain on disposal of discontinued operations, net of taxes.............................................             -
                                                                                                           ---------------

Net loss.................................................................................................. $      (1,091)
                                                                                                           ---------------

Trade accounts
      receivable, net..  $    4,175       $   1,166        $      509      $       77     $         -      $       5,927
                         -------------    -----------      ------------    ------------   -------------
Accounts receivable retained from discontinued operations, net...........................................            100
                                                                                                           ---------------
Total accounts receivable, net.............................................................................$       6,027
                                                                                                           ---------------

Inventory..............  $       347      $     486        $       35      $        -     $         -      $         868
                         -------------    -----------      ------------    ------------   -------------    --------------

         International sales accounted for $356 or 3.7% and $654 or 4.6% of consolidated revenues and 21.8% and 30.6% of the Stratasoft segment revenues in the three months ended March 31, 2003 and 2004, respectively. International sales are derived primarily from Canada, the United Kingdom, Germany, Greece, India, Egypt, the Philippines and Granada.

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

         For the quarter ended March 31, 2003, I-Sector's potentially dilutive options of 159,794 were not used in the calculation of diluted earnings since the effect of potentially dilutive securities in computing a loss per share is antidilutive.

         The potentially dilutive options of the Company's wholly-owned subsidiary, INX, (see Note 9) did not impact the calculation of I-Sector's earnings per share for the three months ended March 31, 2003 since the effect would have been antidilutive. In the three months ended March 31, 2004, net income from continuing operations for purposes of computing the income per share decreased $4 for the assumed exercise of INX options under the treasury method.

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                     ------------  ------------
                                                          2003          2004
                                                     -----------   ------------
                                                     -----------   ------------

      Numerator for basic earnings per share:
      Net income (loss) from continuing operations.  $   (1,091)   $        51
      Gain (loss) on disposal of discontinued
       operations, net of taxes....................         -              (12)
                                                     -----------   ------------
      Net income (loss)............................  $   (1,091)   $        39
                                                     -----------   ------------
                                                     -----------   ------------

      Numerator for diluted earnings per share:
      Net income (loss) from continuing operations.  $   (1,091)   $        51
      INX income attributable to potential minority
       interest net income (loss) from continuing
      operations used in computing loss per share..         -                4
      Loss on disposal of discontinued
       operations, net of taxes....................         -              (12)
                                                     -----------   ------------
      Net income (loss)............................  $   (1,091)   $        34
                                                     -----------   ------------


      Denominator for basic earnings per
       share - weighted-average shares
       outstanding.................................   3,630,285      3,978,407
      Effect of dilutive securities:
      Shares issuable from assumed conversion of
      common stock options and restricted stock....         -          565,999
      Denominator for diluted earnings per
       share - weighted-average shares
       outstanding.................................   3,630,285      4,544,406


5. DEBT

         On September 27, 2001, Stratasoft, a subsidiary of I-Sector, signed a note payable to a third party for $725, payable in monthly installments through February 2007. The note does not bear interest and I-Sector has imputed interest at 5.5% to record the debt and related patent license asset and has recorded interest expense of $3 and $5 the three month periods ended March 31, 2003 and 2004, respectively. This note is collateralized by Stratasoft's patent license assets and Stratasoft has granted a security interest in its pending patent application and the next two patent applications filed by Stratasoft. In connection with this note payable, I-Sector has short-term debt maturing within one year of $68 and $71 at December 31, 2003 and March 31, 2004, respectively; and long-term debt of $184 and $165 at December 31, 2003 and March 31, 2004, respectively.

         In October 2001, I-Sector signed a non-interest bearing note payable for $39 payable in monthly installments through October 2004. In connection with this note payable, I-Sector has short-term debt maturing within one year of $10 and $6 at December 31, 2003 and March 31, 2004, respectively.

         In December 2003, I-Sector signed a 36-month non-cancelable capital lease for the purchase of equipment. I-Sector imputed interest at 10% to record the debt on which I-Sector has recorded $2 interest expense for the three month period ending March 31, 2004. In connection with this capital lease, I-Sector has recorded short-term debt maturing within one year of $18 and $17 at December 31, 2003 and March 31, 2004, respectively; and long-term debt of $45 and $39 at December 31, 2003 and March 31, 2004, respectively.

         The borrowing base amount under the Textron facility is generally the sum of 80% of eligible accounts receivable (the "Accounts Advance Amount") plus the lesser of: (a) 90% of eligible inventory purchased by I-Sector from manufactures with whom Textron has acceptable repurchase agreements, plus 40% of other eligible inventory; (b) $4,000,000; or 30% of the Accounts Advance Amount. An account receivable will not qualify as an eligible accounts receivable if, among other things, it is not paid within 90 days after I-Sector's invoice date, the customer has failed to pay more than 25% of all accounts receivable owed by the customer to I-Sector within 90 days after the invoice date, or to the extent that the customer's total accounts receivable exceed 15% of all I-Sector's eligible accounts receivable. In February 2004, the syndication loan documents were executed and the credit line increased from $10,000 to $15,000. Inventory floor plan borrowings are reflected in accounts payable in the accompanying consolidated balance sheets, except for $1,688 and $1,204 that is interest bearing and is reflected in short term debt in the accompanying consolidated balance sheets at December 31, 2004 and March 31, 2004, respectively. Borrowings accrue interest at the prime rate (4% at March 31, 2004) plus 2.5% on outstanding balances that extend beyond the vendor approved free interest period. This agreement is collateralized by substantially all of I-Sector's assets except its patent license assets. The loan agreement contains restrictive covenants measured at each quarter end and requires I-Sector to maintain minimum tangible capital funds, maintain minimum debt to tangible capital funds ratio, and achieve a fixed charge coverage ratio. At March 31, 2004, I-Sector was in compliance with those loan covenants effective at that date and anticipates that it will be able to comply with its loan covenants for the next twelve months. In the event I-Sector does not maintain compliance, it would be required to seek waivers from Textron and Silicon Valley Bank for those events, which, if not obtained, could accelerate repayment and require I-Sector to seek other sources of finance. At March 31, 2004, I-Sector had $6,930 outstanding on inventory floor plan finance borrowings, and the remaining credit availability was $8,070, subject to borrowing limitations as described above.


6. COMMITMENTS AND CONTINGENCIES

         Litigation - In August 2002, Inacom Corp. ("Inacom") filed a lawsuit in the District Court of Douglas County, Nebraska styled Inacom Corp v. I-Sector Corporation, f/k/a Allstar Systems, Inc., claiming that I-Sector owed the sum of approximately $570 to Inacom as a result of Inacom's termination of a Vendor Purchase Agreement between Inacom and I-Sector. I-Sector believes that the claim is without merit and intends to vigorously contest the demand.

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

7. RELATED PARTY TRANSACTIONS

         The Company leases office space from Allstar Equities, Inc., a Texas corporation ("Equities"), a company wholly owned by I-Sector's Chief Executive Officer. On December 1, 1999 Equities purchased the Company's corporate office building and executed a direct lease with us with an expiration date of December 31, 2004. In conjunction with Equities obtaining new financing on the building, a new lease was executed with the Company on February 1, 2002 with an expiration date of January 31, 2007. The lease has rental rates of $37 per month.

         From time to time, I-Sector makes short-term loans and travel advances to its non-executive employees. The balance of approximately $16 and $6 relating to these loans and advances is included in the Company's consolidated balance sheets and reported as part of Accounts receivable - other at December 31, 2003 and March 31, 2004.

8. INTANGIBLE ASSETS

         On April 7, 2003, I-Sector's subsidiary, INX, acquired certain assets and liabilities of one of its competitors, Digital Precision, Inc. ("Digital"). Under the terms of the purchase, INX acquired fixed assets valued at $63, inventory valued at $101 and intellectual property, customer lists, trademarks, trade names and service marks, contract rights and other intangibles of Digital valued at $376, as well as assumed certain operating leases of equipment and office space in Austin, Texas and Dallas, Texas with a net future obligation of $548. The office space in Dallas, TX was subleased with future rentals of $234. The intangibles are subject to amortization and have a three year expected life. The purchase price was $540 in cash and, contingent upon the retention of certain key employees, the obligation to issue 1,800,000 shares of INX common stock in April 2004. The contingency was resolved in April 2004, and I-Sector recognized a minority interest related to the issuance of INX's common stock (see Note 9) resulting in additional intangible assets of approximately $300. The results of operations subsequent to April 7, 2003 are included in I-Sector's consolidated statements of operations.

9. STOCK OPTION PLANS

         The company has three stock-based option plans, the 1996 Incentive Stock Plan, the 1996 Non-Employee Director Stock Option Plan and the Incentive Plan. Under the Incentive Plan, all I-Sector employees, including officers, consultants and non-employees directors are eligible to participate.

         INX is the only I-Sector subsidiary with an incentive stock option plan in place. All other subsidiary plans except for INX were terminated in December 2003. The INX plan has not been presented to the shareholders of I-Sector for approval. INX has granted incentive awards under its incentive plan, and such awards have been granted to certain employees and to management of INX. Under INX's plan such options vest typically ratably over three to five years. In December 2003, the Company amended option agreements with INX's two most senior executives to convert to a fixed 5-year vesting schedule from one that was determined based on the percentage of attainment of predefined financial goals by INX. No stock-based compensation was recorded as the exercise price equaled or exceeded management's estimated fair value of the INX common stock. Any unvested INX stock options may vest immediately upon the occurrence of a liquidity event for that subsidiary. 5,440,000 of the options contain an exercise restriction which only allows vested options to be exercised upon the occurrence of a liquidity event or one month prior to the option's expiration date. The INX options expire ten years after the grant date if they are not exercised. The INX stock option grants are subject to dilution when I-Sector purchases additional shares of the subsidiary stock in order to keep the subsidiary sufficiently capitalized. INX has 8,274,288 options granted and outstanding, of which 3,395,166 are vested and 805,000 are exercisable at March 31, 2004. The outstanding options have exercise prices ranging from $0.01 to $0.25 per share with a weighted average of $0.17 per share. There are no shares in INX's plan available to be issued at March 31, 2004, and INX's plan has been amended, effective December 31, 2003 so that no further options may be granted under the plan. The tables below reflect the ownership of INX at March 31, 2004 and summarize the potential dilutive effect on I-Sector's ownership in INX if all options granted at March 31, 2004 were fully vested and option grants were exercised, and include the effects of the issuance of stock in 2004 relating to INX's acquisition of certain assets and liabilities of Digital Precision, Inc. The table does not assume any repurchase of shares with proceeds from option exercises.

                                                                                                        Percent of
                                                                          INX Common Stock                Total
                                                                         ---------------------      -----------------
  Ownership of INX shares at March 31, 2004:
       Common Stock owned by I-Sector................................            21,834,333                 100.0%
                                                                         ---------------------      -----------------
                                                                         ---------------------      -----------------

       Total Common Stock Outstanding................................            21,834,333                 100.0%
                                                                         ---------------------      -----------------
                                                                         ---------------------      -----------------

  Potential Future I-Sector Dilution of Ownership:
      Common Stock owned by I-Sector at March 31, 2004...............            21,834,333                  68.4%
      Options granted and outstanding  at March 31, 2004 (1) (2) (3)
  (4)                                                                             8,274,288                  25.9%


      Contingent obligation to issue Common Stock
         related to acquisition (5)..................................             1,800,000                   5.7%

                                                                         ---------------------      -----------------
                                                                         ---------------------      -----------------
      Total at March 31, 2004........................................            31,908,621                 100.0%
                                                                         ---------------------      -----------------

     (1) Options granted and outstanding at March 31, 2004 include option grants for 4,100,000 shares of INX granted to the two senior executives of INX and vesting of these option grants was performance-based relating to the percentage of predefined financial goals attained by INX while these two senior executives remain employed. In December 2003, these option agreements were amended to convert to a fixed 5-year vesting schedule.
     (2) Included in the option grants outstanding at March 31, 2004 are grants for 1,881,692 shares granted to key employees related to the acquisition Digital Precision, Inc. Grants for 500,000 of these shares vested April 2003. The balance of the grants for 1,381,692 shares, which were granted in November 2003, vest over three years, starting in April 2004
     (3) During the quarter ended December 31, 2003, INX granted fully vested options to purchase 1,200,000 shares of INX to the CEO and Chairman of the Board of I-Sector Corporation. Such option grant was voluntarily canceled by the CEO and Chairman of the Board of I-Sector Corporation in February, 2004 in connection with the issuance of a warrant for 1.2 million shares to I-Sector on similar terms. During the year ended December 31, 2003, INX granted fully vested options to purchase 300,000 shares to the President and CEO of INX. In addition, INX granted options vesting over three years to various other employees during the year ended December 31, 2003.
     (4) The remainder of the shares included in INX option grants outstanding at March 31, 2004 vests over either three or five years based upon continued employment by INX of the individuals to whom such grants have been made. All options granted by INX expire in ten years if unexercised.
     (5) The 1,800,000 shares were issued in April 2004 (See Note 8).

10. SUBSEQUENT EVENT

         On May 12, 2004 the Company closed a public offering of 500,000 Units. The Units began trading on May 7, 2004, on the American Stock Exchange under the symbol ISR.U. Each Unit consists of two shares of common stock and one warrant to purchase one share of common stock at a price of $12.45. The Units were offered at a public offering price of $16.60 per Unit resulting in $6,500 in estimated net proceeds. The underwriters have an option to purchase up to 75,000 additional Units to cover over-allotments. The Company intends to use the net proceeds of this offering primarily for working capital and to repay interest-bearing debt

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements, including the notes thereto included elsewhere in this Form 10-Q and our Form 10-K previously filed with the Securities and Exchange Commission.

Special notice regarding forward-looking statements

         This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to future events or our future financial performance including, but not limited to, statements contained in Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned that any statement that is not a statement of historical fact, including but not limited to, statements which may be identified by words including, but not limited to, "anticipate," "appear," "believe," "could," "estimate," "expect," "hope," "indicate," "intend," "likely," "may," "might," "plan," "potential," "seek," "should," "will," "would," and other variations or negative expressions thereof, are predictions or estimations and are subject to known and unknown risks and uncertainties. Numerous factors, including factors that we have little or no control over, may affect the I-Sector's actual results and may cause actual results to differ materially from those expressed in the forward-looking statements contained herein. In evaluating such statements, readers should consider the various factors identified in I-Sector's annual report for 2003 on Form 10-K, as filed with the Securities and Exchange Commission including the matters set forth in Item 1.- "Factors Which May Affect The Future Results Of Operations," which could cause actual events, performance or results to differ materially from those indicated by such statements.

General

         We are a leading regional provider of IP telephony and other network infrastructure and related implementation and support services. The IP telephony industry is characterized by rapidly evolving and competing technologies. We compete with larger and better financed entitles. Our three principal offices are located in Texas, and we primarily market to potential customers headquartered in, or making purchasing decisions from, Texas. Our long-term goal, however, is to become one of the leading national providers of Cisco-centric network and IP telephony solutions to enterprises.

         We begin Management's Discussion and Analysis of Financial Condition and Results of Operations with an overview of our strategies for achieving this goal and becoming profitable. From a financial perspective, these operating strategies have a number of important implications for our results of operations and financial condition.

Strategy

         We plan to become profitable in 2004 by implementing the strategies discussed below. We believe that our strategies will allow us to continue to increase total revenues in 2004. Most importantly, we also believe our strategies will enable us to improve our gross profit in 2004 by improving our gross margins on INX revenue. At the same time, we will seek to contain the relatively fixed components of our selling, general and administrative expenses so that those components become a relatively smaller percentage of total revenues. Although selling expenses can generally be expected to increase as our revenues increase, we believe that if we are successful in implementing strategies, many general and administrative expenses (such as management salaries, administrative wages and professional expenses) will decrease as a percentage of our total revenues.

         Our key operating strategies are as follows:

                o seeking larger, full scale IP telephony implementation
                  projects, as opposed to smaller pilot projects;

                o increasing the gross revenues from our higher gross margin operations, such as INX services and Stratasoft custom projects, as opposed to product sales, which typically produce narrower gross margins;

                o aligning ourselves with Cisco as our exclusive supplier for the network and IP telephony equipment and technology that we offer;

                o expanding geographically by acquiring complementary businesses and by opening our own offices; and

                o developing and marketing our own computer telephony software that operates with and augments Cisco-centric IP telephony products.

         If we are successful in obtaining larger, full scale IP telephony implementation projects, we expect that our gross revenues from both products and services will increase because these projects, by their nature, typically require a substantially higher level of our services and more products than do smaller projects. Larger projects, however, can strain our financial resources. For example, a potential customer for a major IP telephony project may require that we post a bid bond or performance bond in order for us to be awarded the project. This often occurs on competitive bids. Because of our financial condition, bonding companies typically require that we provide security to collateralize the issuance of its bond. We have been financially unable to provide sufficient collateral in some instances, and as a result have not been able to obtain the bond. We believe we have occasionally lost business that we might have otherwise been awarded because we were unable to obtain the bond required by the potential customer.

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

         To meet our cash requirements to support this growth, we expect to rely on capital provided from our operations and our credit facility, which is collateralized by our accounts receivable and substantially all of our assets. During May 2004 we raised equity capital through a public offering of our equity securities with net proceeds of $6.5 million. We intend to use the net proceeds of this offering primarily for working capital and to repay interest-bearing debt.

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

         For the last three years, the largest component of our total cost of sales and service has been purchases of Cisco-centric IP telephony products by INX. The majority of those purchases were directly from Cisco. We typically purchase from various wholesale distributors only when we cannot timely purchase products directly from Cisco. Our reliance on Cisco as the primary supplier for the network and IP telephony equipment and technology we offer means that our results of operations from period to period depend substantially on the terms that we are able to purchase these product from Cisco and, to a much lesser extent, from wholesale distributors of Cisco's products. Therefore, our ability to manage the largest component of our cost of sales and service is very limited and depends to a large degree on maintaining and growing our relationship with Cisco. Our cost of products purchased from Cisco can be substantially influenced by whether Cisco sponsors sales incentive programs and whether we qualify for the incentives that Cisco offers.

         We plan to also grow our business in other geographic areas through strategic acquisition of similar businesses or by opening our own offices. This aspect of our strategy can affect our financial condition and results of operations in many ways. The purchase price for business acquisitions and the costs of opening offices may require substantial cash and may require us to incur long term debt. The expenses of a geographic expansion in an area may well exceed the revenues attributable to a new business or office for some time, even if it performs as we expect. Additionally, it is possible that our acquisition activities may require that we record substantial amounts of goodwill if the purchase consideration paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. To the extent an acquisition results in goodwill, we will reevaluate the realization of that goodwill at least annually and adjust it as appropriate. The resulting adjustment could result in significant charges to earnings in future periods.

         Developing new or substantially improved computer telephony software products will likely require us to expend cash and record software development expenses. Software development costs will likely be expensed because we expect to incur substantially all costs prior to achieving technological feasibility in developing a new or substantially improved software product.

Minority Interest in INX

         Since its formation in 2000, INX has been our wholly-owned subsidiary. In April 2004, INX ceased to be a wholly-owned subsidiary as the result of the issuance of INX common stock to the former owners of Digital Precision, which INX acquired in April 2003. In connection with that acquisition, we agreed to issue to the seller 1.8 million shares of INX common stock as additional purchase consideration for their business if certain employees remain employed through April 4, 2004, the first anniversary of the acquisition. These conditions were met and the INX stock was issued in April 2004. When that occurred, our ownership percentage of INX's common stock declined to approximately 92.4%.

         INX has also granted stock options to employees of INX to acquire INX common stock pursuant to a stock option plan for INX employees. Additionally, the I-Sector Warrant entitles us to acquire an additional 1.2 million shares of INX common stock. The exercise prices for the INX options and the I-Sector Warrant range from $0.01 to $0.25 with a weighted average of $0.17. We estimate that I-Sector's ownership in INX could be reduced to 69.5%, assuming that all of the INX options are exercised, we exercise the I-Sector Warrant and there are no other changes in INX's equity.

         While the existence of the unexercised INX options and the contingent obligation to issue INX stock does not result in a minority interest for accounting purposes through March 2004, the actual issuance of INX stock in April 2004 did result in a minority interest. Because I-Sector will own less than all of INX's stock, its interest in INX's future profits and losses will be reduced. Under U.S. generally accepted accounting principles, I-Sector's consolidated financial statements in future periods will reflect a minority interest adjustment of the otherwise reportable profits and losses of INX by the percentage of minority ownership in INX. I-Sector's percentage share of any cash dividends or other distributions paid by INX to its stockholders will likewise be reduced by the percentage of minority ownership in INX. Additionally, if the percentage of minority ownership of INX's stock grows as a result of future exercises of INX options, that increase will cause a corresponding decrease in the reportable share of INX's profits and losses included in our consolidated financial statements, and our share of cash dividends and other distributions from INX.

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

         Contributions of capital to INX by us, in the form of stock purchases, which may be necessary to fund INX's growth, could increase our percentage ownership of INX, but would use capital. Because of the potential minority interest in INX, we will be required to make capital contributions to INX on a basis that is, in the good faith judgment of our board of directors, fair to us and the holders of the minority interest.

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

         The stock of INX is not publicly-traded. Accordingly, any shares of INX stock issued, including those issued to the former owners of Digital Precision upon exercise of INX options, are, and will be for the foreseeable future, relatively illiquid. For this reason, and to eliminate the other consequences of having a minority interest in a subsidiary, we believe that in the future we will offer to exchange INX stock and stock options for common stock or stock options to acquire our common stock. If we conclude such a transaction, the aggregate ownership percentage of our common stock by our stockholders immediately before the conversion or exchange transaction will be reduced by the percentage of post-transaction ownership acquired by the former minority stockholders of INX. Their post-transaction ownership may be further reduced by subsequent exercises of I-Sector stock options that we may choose to exchange for INX stock options.

         We cannot predict the percentage of ownership reduction to our stockholders that may result from any future exchange or conversion of INX stock and INX options. The ownership reduction resulting from any such transaction may, however, be significant. We believe this may be the case principally because:

                o we expect that the total number of shares of our common stock that we would be required to issue in any such transaction would be approximately equivalent in value, as determined at a future date, to the value of the INX stock and INX options to be exchanged at the same future date;

                o the historical financial effect of INX on our business is significant, as compared with our other subsidiaries; and

                o we expect INX will continue to generate most of our revenue.

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

         Under some circumstances, we may be required by United States generally accepted accounting principles to record substantial non-cash expenses if we choose to exchange INX stock or INX options into our common stock or options. We are not now able to determine the amount or timing of any such charges. This is because those matters will largely depend upon the timing and terms on which any future exchange would occur, particularly the exchange ratio negotiated at the time. Because most of our revenues in 2003 were generated by INX and our expectation is that this will continue for the foreseeable future, we believe that any resulting non-cash expense charges could be substantial. Any such future non-cash expenses charges could materially and adversely affect our financial results of operations.

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

Results Of Operations

         Overview

         Sources of Revenue. Our revenue is derived from three segments represented by our three operating subsidiaries, INX, Stratasoft and Valerent. During the quarter ended March 31, 2004, INX, Stratasoft and Valerent accounted for 76.9%, 15.0% and 9.6%, respectively, of total consolidated revenue, and (1.5)% of subsidiary revenue was eliminated in consolidation due to inter-company transactions.

         INX revenue consists of product and service revenue. Product revenue consists of reselling Cisco products and limited amounts of complementary products by other manufacturers. Service revenue is generated by fees from a variety of implementation and support services. Product prices for INX are set by the market for Cisco products, and provide our lowest gross margins. Service revenue for INX has recently provided a higher gross margin that has generally improved over the past several years as the cost of INX's technical resources, which are reflected as a cost of service, has decreased as a percentage of services revenue. Also, certain fixed and flat fee service contracts that extend over three months or more are accounted for on the percentage of completion method of accounting. Historically, the majority of INX's services revenue has been generated from implementation services, which is project oriented and tends to be volatile as projects are completed and new projects commence. As the number, frequency and size of INX projects has grown, INX has achieved better utilization of its engineering resources resulting in improved services gross margins. The normal sales cycles for corporate customers typically ranges from three to six months depending on the nature, scope and size of the deal involved. But our direct experience with school districts involved in eRate funding (a governmental funding program for schools) indicates that the sales lead time is generally about six to twelve months. In mid-2003, INX introduced Netsurant, its branded support service that consists primarily of customer service personnel and a support center that we believe could further improve overall services gross margins. Through March 31, 2004, Netsurant service revenue was not significant.

         Stratasoft revenue consists primarily of custom project revenue from the sale of proprietary computer-telephony software. Our Stratasoft revenue is reported as custom project revenue in our financial statements, because it consists of product and services which cannot be accounted for separately. Stratasoft has traditionally provided our highest gross margin since it is primarily sales of our proprietary computer-telephony software. Our cost of goods sold for Stratasoft's custom project revenue includes the costs of developing our computer-telephony software products, installation costs, and the cost of hardware and other equipment bundled with our software applications and included in a sale to a customer. Stratasoft revenue also includes sales to resellers. The sales to resellers are recorded when the sale becomes fixed or determinable; otherwise revenue from resellers is recorded when payments become due.

         Valerent revenue consists of both product revenue and services revenue. Product revenue consists of reselling primarily software products, and to a lesser degree, hardware products, that facilitate Valerent's managed services, including remote management software products from Altiris, Inc., and security software products from Network Associates, Inc. Product sales prices for Valerent are set by the market for these products, and Valerent's product sales have typically provided lower gross profit margins than its services revenue. Valerent's services revenue consists of remote and onsite technical assistance to its customers. Valerent's gross margin on service revenue, much like INX's implementation services revenue, is subject to variability based upon the utilization of Valerent's billable technical resources. Recurring service agreements exist with some customers, but usually with varying terms and conditions that conform to their year over year business changes and their specific needs, and while these agreements provide predictable and stable sources of revenue, the loss of a recurring agreement could disrupt the stability of that revenue stream for Valerent.

         Gross Profit and Gross Profit Margin. The mix of our various revenue components, each of which has substantially different levels of gross margin, materially influences our overall gross profit and gross margin in any particular quarter. In periods in which service revenue or Stratasoft custom project revenue are high, as compared to INX and Valerent product sales, our gross margin generally improves as compared to periods in which we have higher levels of product sales. Our gross margin for product sales also varies depending on the type of product sold, the mix of large revenue product contracts, which typically have lower gross margin, as compared to smaller revenue product contacts, which typically have higher gross margin.

         In addition, our quarterly gross profit and gross margin can be materially affected by vendor incentives received in certain quarterly periods, most of which are Cisco incentives received by INX. The incentive programs sponsored by Cisco currently enable us to qualify for cash rebates or product pricing discounts. These incentives are generally earned based on sales volume, sales growth and, customer satisfaction levels. The amounts earned under these programs are recorded as a reduction of cost of goods and can vary significantly between periods. Currently, incentives by Cisco are paid semiannually, and are typically paid in the first and third quarters of each calendar year. Incentives are recognized when we receive payment from the supplier or when we have earned and can reasonably estimate the amount due from the supplier. During the three months ended March 31, 2004 we recognized $622,000 in vendor incentives, and we accrued approximately $100,000 in commission expense earned by sales personnel in association with this vendor incentive program.

         Expenses. A significant portion of our cost of services for each of our service businesses is comprised of labor. Labor cost related to permanent employees is generally fixed in the short-term so that higher levels of service revenue produce higher gross margins while lower levels of service revenue produce lower gross margins. Our gross margin on services revenue fluctuates from period to period depending not only upon the prices charged to customers for our services, but also upon the level of utilization of our technical staff. Management of labor cost is therefore important in order to prevent erosion of gross margin. Our gross margin is also impacted by such factors as contract size, time and material pricing versus fixed fee pricing, discounting, vendor incentives and other business and marketing factors normally incurred during the conduct of business.

         Selling, General and Administrative Expenses. Our selling, general and administrative expenses include both fixed and variable expenses. Relatively fixed expenses in selling, general and administrative expenses include rent, utilities, promotion and advertising, and administrative wages. Variable expenses in selling, general and administrative expenses include sales commissions and travel, which will usually vary based on our sales and gross profit. Selling general and administrative expenses also include expenses which vary significantly from period to period but not in proportion to sales or gross profit. These include legal expenses and bad debt expense both of which vary based on factors that are difficult to predict.

         A significant portion of our selling, general and administrative expenses relate to personnel costs, some of which are variable and others that are relatively fixed. Our variable personnel costs consist primarily of sales commissions. Sales commissions are typically calculated based upon our gross profit on a particular sales transaction and thus generally fluctuate because of the size of the deal and the mix of associated products and services with our overall gross profit. Bad debt expense generally fluctuates somewhat in proportion to sales levels, although not always in the same periods as increases or decreases in sales. Legal expense varies based on legal issue activity, which can vary substantially from period to period. The remainder of selling, general and administrative expenses are relatively fixed and do not vary in direct proportion to increases in revenue.

         Acquisition and Disposition. In the second quarter of 2003, INX acquired the fixed assets, inventory, intellectual property, customer lists, trademarks, trade names service marks, contract rights and other intangibles of Digital Precision. In connection with that acquisition we also assumed leases for equipment and office space. Our results of operations include those attributable to Digital Precision on and after April 7, 2003. The purchase price for Digital Precision was $540,000 in cash and 1.8 million shares of INX common stock which we agreed to issue if certain employees remain employed through April 4, 2004, the first anniversary of the acquisition. We did not recognize goodwill at the time of the acquisition of Digital Precision, however, we will record approximately $300,000 in intangible assets in connection with the 1.8 million shares of INX stock we issued in April 2004.

         The sale of our computer reselling and PBX telephone systems reselling business in early 2000 and the sale of our IT Staffing business in 2001 resulted in a gain on disposal. Since the sale of these businesses, we have realized, in various periods, income and expense from discontinued operations that has been primarily a result of litigation expenses and settlement of litigation related to our discontinued operations. We expect the income and expense from discontinued operations to decrease over time and to eventually be eliminated after these matters are fully resolved.

         Tax Loss Carryforward. Because of our operating losses in 2003, we have accumulated a net operating loss carryforward for federal income tax purposes that, as of March 31, 2004, was approximately $2.4 million and is available to offset future federal and state taxable income. This carryforward expires in 2023. In addition to potential expiration, there are several factors that could limit or eliminate our ability to use these carryforwards. For example, under
Section 382 of the Internal Revenue Code of 1986, as amended, use of prior net operating loss carryforwards is limited after an ownership change. This type of change could result from the offering we completed during May 2004, either alone or in combination with other prior or subsequent offerings of equity securities. If we achieve sustained profitability, which may not happen, the use of net operating loss carryforwards would reduce our tax liability and increase our net income and available cash resources. When all operating loss carryforwards have been used or have expired, we would again be subject to increased tax expense and reduced earnings due to such tax expense.

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

                                                            Three months ended March 31,
                                                     --------------------------------------------
                                                            2003                    2004
                                                     --------------------    --------------------
                                                      Amount        %         Amount        %
                                                     ---------    -------    ---------    -------
                                                               (Dollars in thousands)
Revenue:
  INX product.....................................   $ 6,661        66.1     $ 10,061       70.5
  INX service.....................................       477         4.7          913        6.4
                                                     ---------    -------    ---------    -------
            Total INX revenue.....................     7,138        70.8       10,974       76.9
                                                     ---------    -------    ---------    -------
  Stratasoft - Custom projects....................     2,069        20.5        2,137       15.0
                                                     ---------    -------    ---------    -------
  Valerent product................................       193         1.9          334        2.4
  Valerent service................................       812         8.1        1,031        7.2
                                                     ---------    -------    ---------    -------
            Total Valerent revenue................     1,005        10.0        1,365        9.6
      Eliminations revenue........................      (132)       (1.3)        (201)      (1.5)
                                                     ---------    -------    ---------    -------
                Total revenue.....................    10,080        100.0      14,275      100.0
Cost of sales and service:
  INX product.....................................     5,844         87.7       8,382       83.3
  INX service.....................................       516        108.2         589       64.5
                                                     ---------    -------    ---------    -------
           Total INX cost of sales and service....     6,360         89.1       8,971       81.7
  Stratasoft - Custom projects....................       801         38.7         962       45.0
                                                     ---------    -------    ---------    -------
  Valerent product................................       192         99.5         310       92.8
  Valerent service................................       584         71.9         697       67.6
                                                     ---------    -------    ---------    -------
            Total Valerent cost of sales and service     776         77.2       1,007       73.8
      Eliminations of cost of sales and service...      (132)       100.0        (201)     100.0
                                                     ---------    -------    ---------    -------
                Total cost of sales and service...     7,805         77.4      10,739       75.2
Gross profit:

      INX product.................................       817         12.3       1,679       16.7
      INX service.................................       (39)        (8.2)        324       35.5
                                                     ---------    -------    ---------    -------
           Total INX gross profit.................       778         10.9       2,003       18.3
  Stratasoft - Custom projects....................     1,268         61.3       1,175       55.0
                                                     ---------    -------    ---------    -------
  Valerent product................................         1          0.5          24        7.2
  Valerent service................................       228         28.1         334       32.4
                                                     ---------    -------    ---------    -------
           Total Valerent gross profit............       229         22.8         358       26.2
                                                     ---------    -------    ---------    -------
                 Total gross profit...............     2,275         22.6       3,536       24.8
Selling, general and administrative expenses:
  INX ............................................       945         13.2       1,884       17.2
  Stratasoft......................................     1,596         77.1       1,020       47.7
  Valerent........................................       560         55.7         390       28.6
  Corporate.......................................       275          (NA)        205        (NA)
                                                     ---------    -------    ---------    -------
Total selling, general and administrative expenses     3,376         33.5       3,499       24.5
Operating income (loss):
  INX ............................................      (167)        (2.3)        119        1.1
  Stratasoft......................................      (328)       (15.9)        155        7.3

  Valerent........................................      (331)       (32.9)        (32)      (2.3)
  Corporate.......................................      (275)         (NA)       (205)       (NA)
                                                     ---------    -------    ---------    -------
           Total operating income (loss)..........    (1,101)       (10.9)         37        0.3
Interest and other income, net....................        10         (0.1)         19        0.1
                                                     ---------    -------    ---------    -------
                                                     ---------    -------    ---------    -------
Income  (loss) from  continuing  operations  before   (1,091)       (10.8)         56        0.4
Income taxes......................................         -          0.0           5        0.0
                                                     ---------    -------    ---------    -------
Net income (loss) from continuing operations......   (1,091)      (10.8)           51        0.4
Discontinued operations:
Loss on disposal, net of taxes....................         -         0.0          (12)      (0.1)
                                                     ---------    -------    ---------    -------
Net income (loss).................................   $(1,091)      (10.8)    $     39        0.3
                                                     ---------    -------    ---------    -------

Quarter Ended March 31, 2003 Compared To Quarter Ended March 31, 2004

         Total Revenue. Our total revenue, net of intercompany eliminations, increased by $4.2 million, or 41.6%, from $10.1 million to $14.3 million.

         INX revenue increased by $3.9 million, or 53.7%, from $7.1 million to $11.0 million. As a percentage of total revenue, INX revenue increased from 70.8% to 76.9%. Product revenue increased $3.4 million, or 51.0% from $6.7 million to $10.1 million. INX service revenue increased $436,000, or 91.4% from $477,000 to $913,000. The increase in services is attributed to an increase in the number of IP Telephony projects which have higher service content than traditional network infrastructure projects, as well as the IP telephony service contract in Iraq. The increase in product sales is attributed to the adoption of IP telephony technology by our customers requiring equipment upgrades for implementation, and the addition of the Austin, Texas office resulting from the Digital Precision acquisition of April 2003.

         Stratasoft revenue increased by $68,000, or 3.3%. As a percentage of total revenue, Stratasoft revenue decreased from 20.5% to 15.0%. Stratasoft's international sales accounted for 30.6% of Stratasoft's revenue as compared to 21.8% in 2003. Stratasoft has its own internally managed sales force, but it also utilizes dealer agreements from time to time with certain established resellers in domestic and international markets that do not require the continued involvement of our personnel. Stratasoft derived $132,000 or 6.2% of its revenue from sales to resellers during the quarter which compares with $124,000 or 6.0% of its revenue in 2003. Sales to resellers are included in revenue when the fees are fixed and determinable; otherwise revenue from resellers is deferred and recognized when the payment becomes due.

         Valerent revenue increased by $360,000, or 35.8%, from $1.0 million to $1.4 million. As a percentage of total revenue, Valerent revenue decreased from 10.0% to 9.6%. The increase in Valerent revenue was primarily attributable to increased service revenue of $219,000 and increased product sales of $141,000. The increase in service revenue is primarily attributable to development of remote services for clients to operate themselves, the sale of the underlying technology to support remote management, and Valerent delivered remote managed services on behalf of clients, which was primarily related to Valerent making changes to its business model so that it no longer pursued certain non-strategic sources of services revenue. Valerent's business model now focuses on identifying and developing markets with enterprise customers.

         Gross Profit. Our total gross profit increased by $1.2 million, or 55.4%, from $2.3 million to $3.5 million. Gross margin increased from 22.6% to 24.8%, primarily because of the increase in gross margin in our INX subsidiary discussed below.

         INX gross profit increased $1.2 million, or 157.5%, from $778,000 to $2.0 million. INX's gross margin increased from 10.9% to 18.3%. INX's gross profit on its product sales component increased $862,000 or 105.5%, from $817,000 to $1.7 million due to increased product sales revenue and a vendor rebate of $622,000. INX's gross profit on its service component increased $363,000, from ($39,000) to $324,000, and service gross margin improved from (8.2%) to 35.5%, as a result of increased service revenue of $436,000 with a somewhat fixed cost of service component due to improved utilization of technical personnel.

         Stratasoft gross profit decreased by $93,000, or 7.3%, from $1.3 million to $1.2 million. Stratasoft's gross margin decreased from 61.3% to 55.0%. Stratasoft gross profit was impacted by the mix of sales between "systems sales", which include a hardware component, as compared to "software only" sales, which do not have a hardware component. Stratasoft's decreased gross profit is primarily due to a decreased "software only" component relative to the "systems sales" component of total Stratasoft sales. Software only sales include sales to reseller customers and do not require the continuing involvement of our personnel.

         Valerent gross profit increased by $129,000, or 56.3%, from $229,000 to $358,000. Valerent's gross margin increased from 22.8% to 26.2%. Valerent's cost of service consists primarily of fixed labor cost that does not fluctuate directly with changes in revenue. Valerent improved its utilization of its labor pool by reducing the number of technicians employed, relative to revenue, and lowered its fixed cost, which contributed to improved gross profits.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $123,000, or 3.6% from $3.4 million to $3.5 million. As a percentage of total revenue, these expenses decreased 9.0%, from 33.5% to 24.5%. Sales compensation increased $461,000 due to additional personnel as the result of the Digital Precision acquisition in April 2003 and increased commissions generated from the increase in gross profit, and it also includes approximately $100,000 in earned commissions by sales personnel in association with the Cisco vendor incentive program. Bad debt expense decreased $664,000 due to recoveries of bad debt and decreases in allowances based on the aging of receivables and credit worthiness of customers. Legal and professional fees increased $88,000 primarily from the amortizaion of prepaid consultant expenses of $91,000, which was offset by a $20,000 decrease resulting from the revaluation of a non-employee stock option compensation for a different consultant in addition to a $3,000 decrease in various attorney fees for collection matters for a total net increase of $68,000. Administrative compensation expense increased $168,000 due to hiring additional INX and Stratasoft personnel in Houston, Texas, Dallas, Texas, Canada, India and the addition of Austin, Texas office resulting from the Digital Precision acquisition of April 2003. Payroll tax expense increased $34,000 in line with the increase in compensation expenses. Employee benefits increased $39,000 as a result of additional personnel and policy rate changes. Contract labor expense decreased $46,000 primarily from Stratasoft terminating contract labor in India. Travel expense decreased $14,000 due to reduced Stratasoft international travel and INX travel for technical staff and management. General office expenses increased $48,000 due to increased printing and general Company growth. Insurance expense decreased $50,000 because of policy and rate changes. Shareholer relations expense increased $56,000, due to employing a shareholder relations firm, attending investor conferences and visiting investor groups, however this expense was partially offset by a $43,000 reduction related to the revaluation of the non-employee stock option compensation for the investor relation consultant for an overall net increase of $13,000. Depreciation expense increased $36,000 due to asset additions and the Digital Precision acquisition in April 2003. Rents increased $51,000 due to additional office space in Austin, Texas and Dallas, Texas resulting from the Digital Precision acquisition in April 2003. Advertising and promotion decreased $23,000 because Stratasoft decreased its promotion expense. Other corporate expenses increased $2,000 due to company growth.

         Operating Profit. Operating profit increased $1.1 million, or 103.4% from a $1.1 million loss to a $37,000 profit, primarily due to the $1.2 million increase in gross profit being offset by the $123,000 increase in selling, general and administrative expenses. INX's operating profit increased $286,000, or 171.3% from a loss of $167,000 to a profit of $119,000. Stratasoft's operating profit increased $483,000, or 147.3% from a loss of $328,000 to a profit of $155,000. Valerent's operating loss decreased $299,000 or 90.3%, from $331,000 to $32,000. The operating loss for the Corporate Segment decreased $70,000, from a loss of $275,000 to a loss of $205,000.

         Interest and Other Income, Net. Interest and other income, net, increased by $9,000, from $10,000 to $19,000, primarily due to an increase in interest income of $50,000 from $ - to $50,000 on notes receivables and a foreign transaction gain increase $18,000 from $0 to a gain of $18,000 which was offset by a loss of $22,000 on the disposal of fixed assets resulting from the downsizing of Stratasoft's operations in India and an increase in interest expense of $22,000 from $5,000 to $27,000 due to increased borrowings used to finance inventory purchases related to increased business activity. Our borrowings under the Textron credit facility decreased from $7.6 million to $6.9 million while the interest bearing portion of our borrowings decreased from $1.7 million at December 31, 2003 to $1.2 million at March 31, 2003.

         Net income. Net income increased $1.1 million, or 103.6% from a $1.1 million net loss to a $39,000 net income. The income tax expense for the period was $5,000, and there is a net operating tax loss carryforward of approximately $2.4 million as of March 31, 2004

         Discontinued Operations. During 1999, we discontinued our Telecom Systems business. On March 16, 2000, we entered into an agreement to sell certain assets of, and the ongoing operation of, our Computer Products Division. The sale transaction closed on May 19, 2000. On December 31, 2000, we sold our IT Staffing business. As a consequence of these events, the operations of these businesses are reported as discontinued operations. For the quarter ended March 31, 2003, the gain (loss) on disposal related to these three businesses was ($5,000), $5,000 and $0, net of taxes and tax benefits of ($3,000), $2,000 and
$0, for a net total of $0. For the quarter ended March 31, 2004 the loss on disposal related to these three businesses was $3,000, $9,000 and $0, net of tax benefits of $1,000, $4,000 and $0, for a total loss of $12,000. The gains and/or losses on disposal in 2003 related to these discontinued operations are primarily related to collections of accounts receivables retained when these businesses were sold. The expense in 2004 relates to legal expenses associated with pending litigation.

Liquidity And Capital Resources

         Sources of Liquidity

         Our principal sources of liquidity are collections from our accounts and notes receivable, and our credit facility with Textron Financial Corporation (the "Textron Facility"). We use the Textron Facility to finance the majority of our purchases of inventory, and to provide working capital when our cash flow from operations is insufficient. During the three month period ending March 31, 2004, we experienced positive cash flow from operating activities of $142,000 as compared to negative cash flow of $1.0 million for the three months ended March 31, 2003. Our working capital was $3.7 million and $3.5 million at December 31, 2003 and March 31, 2004, respectively.

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

         We had accounts receivable, net of allowance for doubtful accounts, of $9.8 million and $9.4 million at December 31, 2003 and March 31, 2004, respectively.

         Our Stratasoft subsidiary has accepted customer notes receivable as part of its consideration for certain of its custom projects sales. At December 31, 2003 and March 31, 2004, Stratasoft had net notes receivable of $928,000 and $1.2 million, respectively. The following table shows the breakdown of the total notes receivable:

                                                    December 31      March 31
                                                       2003            2004
                                                   -------------   -----------
                                                       (Dollars in thousands)
                                                   -------------   -----------

     Current portion of notes receivable, gross...   $  1,049        $  1,404
     Allowance for doubtful notes.................
                                                        (373)            (342)
                                                     -----------  ------------
     Current portion of notes receivable, net.....       676            1,062
                                                     -----------  ------------
     Long term portion of notes receivable, gross.       502              375
     Allowance for doubtful notes.................      (250)            (250)
                                                     -----------  ------------
     Long-term portion of notes receivable, net...       252              125
                                                     -----------  -----------
     Total notes receivable, net..................    $  928         $  1,187
                                                     -----------  ------------

         Alternatively, our Stratasoft subsidiary also has other sales that require payment to occur after more than 90 days but less than twelve months from the date of the sale. Those outstanding balances are classified as accounts receivable on the accompanying balance sheets.

         Inventory. We had inventory of $1.0 million and $1.3 million at December 31, 2003 and March 31, 2004, respectively. We try to minimize the amount of inventory on hand to reduce the risk that the inventory will become obsolete or decline in value. We have been able to do this by relying on the ready availability of products from our principal suppliers. As noted above, we rely principally on our Textron Facility to finance our inventory purchases.

         Textron Facility. On January 31, 2002, we entered into the Textron Facility to provide financing for our inventory purchases. The total credit available under the Textron facility, as amended, is $15 million and it is collateralized by substantially all of our assets other than our patent licenses.

          As of March 31, 2004, we owed $6.9 million under the Textron Facility and had an additional $8.1 million available subject to borrowing base restrictions. The borrowing base amount under the Textron facility is generally the sum of 80% of eligible accounts receivable (the "Accounts Advance Amount") plus the lesser of: (a) 90% of eligible inventory purchased by us from manufactures with whom Textron has acceptable repurchase agreements, plus 40% of other eligible inventory; (b) $4,000,000; or 30% of the Accounts Advance Amount. An account receivable will not qualify as an eligible accounts receivable if, among other things, it is not paid within 90 days after our invoice date, the customer has failed to pay more than 25% of all accounts receivable owed by the customer to us within 90 days after the invoice date, or to the extent that the customer's total accounts receivable exceed 15% of all of our eligible accounts receivable.

         We use the Textron Facility to finance purchases of Cisco products from Cisco and from certain wholesale distributors. Cisco provides 60-day terms, and other wholesale distributors typically provide 30-day terms. Balances under the Textron Facility that are within those respective 60- and 30-day periods (the "Free Finance Period") do not accrue interest and are classified as accounts payable in our balance sheet. We refer to non-interest bearing balances as "inventory floor plan borrowings."

         To the extent that we can borrow under the Textron Facility, it gives us the ability to extend the payment terms past the Free Finance Period. Amounts extended past the Free Finance Period accrue interest and are classified as notes payable on our balance sheet. These extended payment balances under the Textron Facility accrue interest at the prime rate (4.0% at March 31, 2004) plus 2.5%. Working capital advances under the Textron Facility accrue interest at the same rate as extended payment balances. Because payment cycles of sales to school districts under the eRate program extend beyond 60 days, we expect we will continue to carry extended payment balances under the Textron Facility during 2004. The total outstanding balance under the Textron Facility at March 31, 2004 was $6.9 million. Approximately, $5.7 million of that was within the Free Finance Period and therefore is reflected as accounts payable on our balance sheet at March 31, 2004 and approximately $1.2 million consisted of extended payment balances that bear interest and therefore is reflected as notes payable on our balance sheet at March 31, 2004.

         The Textron Facility contains restrictive covenants that are measured at each quarter end. These covenants require us to:

                o maintain Minimum Tangible Capital Funds of $2.2 million, which is defined to be the sum of cash, trade accounts receivable, inventory and fixed net assets, minus subordinated liabilities minus total liabilities, with total liabilities being defined as accounts payable, accrued expenses and short- and long-term notes payable;

                o maintain a maximum Debt to Tangible Capital Funds ratio of 6.0 to 1; and

                o to achieve a fixed charge coverage ratio of no less than 1.1 to 1.0, the fixed charge coverage ratio being defined as (a) quarterly net income plus interest expense, taxes, and lease and rental expense divided by (b) [the sum of] (1) quarterly interest expense, lease and rental expense, and (2) quarterly current maturities of long-term debt divided by 1-tax rate.

         At March 31, 2004, we were in compliance with the loan covenants, and we anticipate that we will be able to comply with the loan covenants during the next twelve months. If we violate any of the loan covenants, we would be required to seek waivers from Textron and Silicon Valley Bank for those non-compliance events. If Textron or Silicon Valley Bank refused to provide waivers, the amount due under the Textron Facility could be accelerated and we could be required to seek other sources of financing.

         Contractual Obligations

         The following table summarizes certain of our contractual cash obligations and related payments due as of March 31, 2004:

                                                                    Payments Due by Period
                                         -----------------------------------------------------------------------------
                                                                    (Dollars in thousands)
                                                          Less than                                         After 5
Contractual Obligations                     Total           1 year         1-3 years       4-5 years         years
-------------------------------------    -------------    -----------     ------------     -----------    ------------
Lease obligations...................     $   1,569         $    418         $  1,151        $      -       $      -
Textron, interest bearing debt......         1,204            1,204                -               -              -
Other debt obligations..............           299               95              204               -              -
                                         -------------    -----------     ------------     -----------    ------------
Total contractual cash obligations..     $   3,072         $  1,717         $  1,355        $      -       $      -
                                         -------------    -----------     ------------     -----------    ------------

         During the second quarter of 2004 the INX and Valerent Dallas offices will occupy new office space under a six year lease obligation. Expected payments for base lease obligation are approximately $ - for 2004, $157,000 for 2005, $205,000 for 2006, $241,000 for 2007, $255,000 for 2008, $264,000 for 2009
and $110,000 for 2010. The approximate previous annual lease payment for the INX was $108,000.

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

         Cash Flows. During the first quarter of 2004, our cash decreased by $448,000. Operating activities provided $142,000, investing activities used $139,000 and financing activities used $451,000.

         Operating Activities. Operating activities provided $142,000 in the first quarter of 2004 as compared to using cash of $1.3 million in 2003. The cash provided in 2004 was primarily related to the net income of $39,000. Adjustments to the net income for non-cash expenses included a reduction of bad debt expense of $182,000, which was attributable to recovery of bad debt and decreases in allowances for notes receivable and the allowance for doubtful accounts receivable due to the shorter aging periods.

         Changes in asset and liability accounts used $19,000. The most significant use related to an increase in net working capital used for contracts in progress which increased $902,000 due to an increase in cost and estimated earnings in excess of billings of $752,000, which was primarily related to an increase in the Stratasoft custom projects in process at quarter-end. Inventory increased $277,000 primarily due INX staging Cisco products for upcoming projects. Accrued expenses increased primarily for accrued sales commissions and other payroll related costs. These uses of cash were partially offset by an increase in accounts payable of $618,000, which related primarily to increased purchases of Cisco products for sales by INX. The decrease in other current assets of $245,000 primarily related to the return of bid deposits for INX bids on school projects. The decrease in accounts receivable of $431,000 was partially related a $91,000 reclassification of an INX account receivable to a note receivable and partially related to improved collections during March 2004. Days sales outstanding increased by 3 days from December 31, 2003 to 60 days at March 31, 2004. In addition, deferred revenue increased $180,000 for software products sold on a note that was not due within twelve months of the note origination. Revenue from this sale will be recognized in the accounting periods that payments from the customer are received.

         Investing Activities. Investing activities used $139,000 in 2004 compared to a use of $173,000 for 2003. Our investing activities related to capital expenditures in both periods were primarily related to purchases of computer equipment and software, and to a lesser degree, leasehold improvements. During the next twelve months, we do not expect to incur significant capital expenditures requiring cash, except possibly for acquisitions, of which we cannot predict the certainty or magnitude.

         Financing Activities. Financing activities used $451,000 in 2004 as compared to using $67,000 in 2003. In 2003, our stock price increased substantially, resulting in stock option holders exercising stock options, which provided $59,000.

         During January 2004, the company repaid $1.7 million of interest-bearing debt under the Textron Facility, however, at March 31, 2004, $1.2 million of debt under the Textron Facility was interest-bearing and was classified as notes payable rather than accounts payable.

         On May 12, 2004 we closed a public offering of 500,000 Units. The Units began trading on May 7, 2004, on the American Stock Exchange under the symbol ISR.U. Each Unit consists of two shares of common stock and one warrant to purchase one share of common stock at a price of $12.45. The Units were offered at a public offering price of $16.60 per Unit resulting in $6.5 million in estimated net proceeds. The underwriters have an option to purchase up to 75,000 additional Units to cover over-allotments. We intend to use the net proceeds of this offering primarily for working capital and to repay interest-bearing debt


Related Party Transactions

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

         From time to time we make short-term loans and travel advances to our employees. The balance of approximately $16,000 and $6,000 relating to these loans and advances is included in the Company's balance sheet and reported as part of Accounts receivable - affiliates at December 31, 2003 and March 31, 2004, respectively.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

         We incur certain market risks related to interest rate variations because we hold floating rate debt. Based upon the average amount of debt outstanding during the three months ended March 31, 2004, a one-percent increase in interest rates paid by us on our floating rate debt would not have resulted in an increase in interest for the period.

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

ITEM 4.  Controls and Procedures

         Under the supervision and with the participation of certain members of our management, including our Chairman of the Board, Chief Executive Officer and principal financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, we and our management have concluded that, except as discussed in the following paragraph, our disclosure controls and procedures at the end of the period covered by this report were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures.

         Grant Thornton LLP ("Grant Thornton"), our independent accountants, identified and reported to the audit committee of the board of directors certain internal control deficiencies that Grant Thornton considered to be significant deficiencies under the standards established by the American Institute of Certified Public Accountants and the SEC. The identified internal control deficiencies relate to (i) a material weakness involving contemporaneous documentation of all terms related to revenue transactions and conclusions regarding customer creditworthiness and (ii) a significant deficiency with respect to the review of significant agreements by our accounting personnel in order to monitor compliance with their terms.

         We  took   corrective   actions  to  address  these  internal   control
deficiencies, by implementing the following measures:

    o established improved procedures for the review of revenue recognition policies and contract management polices and procedures;

    o  held formalized training of finance and sales staff; and

    o  hired an additional person in our accounting department.

         In the first quarter of 2004, there have been no other changes in our internal control over financial reporting that have materially affected, or are likely to affect, our internal control over financial reporting.


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

         None

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        I-Sector Corporation.

May 14, 2004                            By: /s/ JAMES H. LONG
Date                                    James H. Long, Chief Executive Officer,
                                        Chief Financial Officer,
                                        and Chairman of the Board


                                        By: /s/ JEFFREY A. SYLVESTER
                                        Jeffrey A. Sylvester, Secretary and
                                        Controller

                                                                     Exhibit 1.1
                                  500,000 Units

                              I-Sector Corporation

                             UNDERWRITING AGREEMENT

                                   May 6, 2004



Paulson Investment Company, Inc.
As Representative of the
   Several Underwriters
811 SW Naito Parkway, Suite 200
Portland, Oregon 97204

Ladies and Gentlemen:

         I-Sector Corporation, a Delaware corporation (the "Company"), proposes to sell to the several underwriters (the "Underwriters") named in Schedule I hereto for whom you are acting as Representative (the "Representative") an aggregate of 500,000 Units (the "Firm Units"). Each Unit will consist of two shares (individually, a "Share" and, collectively, the "Shares") of the common stock, par value $0.01 of the Company ("Common Stock") and one warrant (individually, a "Warrant" and, collectively, the "Warrants") each to purchase one share of Common Stock. The Warrants are to be issued under the terms of a Warrant Agreement (the "Warrant Agreement") by and between the Company and American Stock Transfer & Trust Company, as warrant agent (the "Warrant Agent"), in each case substantially in the form most recently filed as an exhibit to the Registration Statement (hereinafter defined). The respective number of the Firm Units to be so purchased by the several Underwriters are set forth opposite their names in Schedule I hereto. The Company also proposes to grant to the Representative an option to purchase in aggregate of up to 75,000 additional Units, identical to the Firm Units (the "Option Units"), as set forth below. The Firm Units and the Option Units (to the extent the aforementioned option is exercised) are herein collectively referred to as the "Units."

         As the Representative, you have advised the Company (a) that you are authorized to enter into this Agreement for yourself as Representative and on behalf of the several Underwriters, and (b) that the several Underwriters are willing, acting severally and not jointly, to purchase the numbers of Firm Units set forth opposite their respective names in Schedule I.

         In consideration of the mutual agreements contained herein and of the interests of the parties in the transactions contemplated hereby, the parties hereto agree as follows:

1. Representations and Warranties of the Company. The Company represents and warrants to each of the Underwriters as follows:

(a) A registration statement on Form S-2 (File No. 333-113575) with respect to the Units has been prepared by the Company in conformity with the requirements of the Securities Act of 1933, as amended (the "Act"), and the Rules and Regulations (the "Rules and Regulations") of the Securities and Exchange Commission (the "Commission") thereunder and has been filed with the Commission. Copies of such registration statement, including any amendments thereto, the preliminary prospectuses (meeting the requirements of the Rules and Regulations) contained therein and the exhibits, financial statements and schedules, as finally amended and revised, have heretofore been delivered by the Company to you. Such registration statement, together with any registration statement filed by the Company pursuant to Rule 462(b) of the Act, herein referred to as the "Registration Statement," which shall be deemed to include all information omitted therefrom in reliance upon Rule 430A and contained in the Prospectus referred to below, has become effective under the Act and no post-effective amendment to the Registration Statement has been filed as of the date of this Agreement. "Prospectus" means (i) the form of prospectus first filed with the Commission pursuant to Rule 424(b) or, if no such prospectus is filed pursuant to such rule, (ii) the last preliminary prospectus included in the Registration Statement filed prior to the time it becomes effective or filed pursuant to Rule 424(a) under the Act that is delivered by the Company to the Underwriters for delivery to purchasers of the Units, together with the term sheet or abbreviated term sheet filed with the Commission pursuant to Rule 424(b)(7) under the Act. Each preliminary prospectus included in the Registration Statement prior to the time it becomes effective is herein referred to as a "Preliminary Prospectus."

(b) The Company has been duly organized and is validly existing as a corporation in good standing under the laws of the State of Delaware, with corporate power and authority to own or lease its properties and conduct its business as described in the Registration Statement. Except as described in the Registration Statement, the Company does not own a controlling interest in any other corporation or other business entity that has any material assets, liabilities or operations. Each entity that the Registration Statement discloses as being controlled by the Company (each a "Subsidiary" and, collectively, the "Subsidiaries") has been duly organized and is validly existing under the laws of its jurisdiction of organization and has the necessary legal power and authority to own or lease its properties and to conduct its business as described in the Registration Statement. The Company and each Subsidiary is duly qualified to transact business in all jurisdictions in which the conduct of its business requires such qualification, except where the failure to be so qualified would not have a material adverse effect on the condition (financial or otherwise), results of operations, business or prospects of the Company and its Subsidiaries taken as a whole (a "Material Adverse Effect").

(c) The outstanding shares of each class or series of capital stock or other equity interests of the Company and each Subsidiary have been duly authorized and validly issued and are fully paid and non-assessable and, except as disclosed in the Registration Statement, have been issued and sold by the Company or the Subsidiary in compliance in all material respects with applicable securities laws; the issuance and sale of the Units have been duly authorized by all necessary corporate action and, when issued and paid for as contemplated herein, the Units will be validly issued, fully paid and non-assessable; and no preemptive rights of shareholders exist with respect to any security of the Company or the issue and sale thereof. Except as set forth in the Registration Statement, neither the filing of the Registration Statement nor the offering or sale of the Units as contemplated by this Agreement gives rise to any rights, other than those which have been waived or satisfied, for or relating to the registration of any shares of Common Stock or other securities of the Company. The Company has duly and validly reserved, out of its authorized and unissued Common Stock, for issuance upon exercise of Warrants a number of shares sufficient for such purposes, including Warrants included in the Option Units and Units obtainable on exercise of the Representative's Warrants issuable as described in Section 2(d) (the "Representative's Warrants").

(d) The information set forth under the caption "Capitalization" in the Prospectus is true and correct. The Common Stock conforms and the Units, the Warrants and the Representative's Warrants will conform to the description thereof contained in the Registration Statement in all material respects. The forms of certificates for the Units, the Common Stock, the Warrants and the Representative's Warrants conform to the requirements of the General Corporation Law of Delaware in all material respects.

(e) The Commission has not issued an order preventing or suspending the use of any Prospectus relating to the proposed offering of the Units nor instituted proceedings for that purpose. The Registration Statement contains, and the Prospectus and any amendments or supplements thereto will contain, all statements that are required to be stated therein by the Company and will conform to the requirements of the Act and the Rules and Regulations. The Registration Statement and any amendment thereto do not contain, and will not contain, any untrue statement of a material fact and do not omit, and will not omit, to state any material fact required to be stated therein or necessary to make the statements therein not misleading. The Prospectus, including any amendments and supplements thereto, do not contain, and will not contain, any untrue statement of material fact; and do not omit, and will not omit, to state any material fact required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided, however, that the Company makes no representations or warranties as to information contained in or omitted from the Registration Statement or the Prospectus, or any such amendment or supplement, in reliance upon, and in conformity with, written information furnished to the Company by or on behalf of any Underwriter through the Representative, specifically for use in the preparation thereof.

(f) The consolidated financial statements of the Company, together with related notes and schedules as set forth in the Registration Statement, present fairly the consolidated financial position and the results of operations and cash flows of the Company and its consolidated subsidiaries at the indicated dates and for the indicated periods. The impact of each material accounting judgment made in the preparation of the financial statements included in the Registration Statement has been fairly and adequately disclosed in the notes thereto or elsewhere in the Registration Statement. Such financial statements and related schedules have been prepared in accordance with generally accepted principles of accounting, consistently applied throughout the periods involved, except as disclosed in the Registration Statement, and all adjustments necessary for a fair presentation of results for such periods have been made. The summary financial and statistical data of the Company included in the Registration Statement presents fairly the information shown therein and such data has been compiled on a basis consistent with the financial statements presented therein and the books and records of the Company.

(g) Grant Thornton LLP and Deloitte & Touche LLP, who have certified certain of the financial statements filed with the Commission as part of the Registration Statement, are each independent public accountants as required by the Act and the Rules and Regulations.

(h) There is no action, suit, claim or proceeding pending or, to the knowledge of the Company, threatened against the Company or any Subsidiary before any court or administrative agency or otherwise which if determined adversely to the Company or such Subsidiary might result in a Material Adverse Effect or prevent the consummation of the transactions contemplated hereby, except as set forth in the Registration Statement.

(i) The Company and each Subsidiary either has or has disposed of in the ordinary course of business since December 31, 2003 good and marketable title to all of its properties and assets, tangible and intangible, reflected in the consolidated balance sheet of the Company and its consolidated Subsidiaries as of that date that is a part of the financial statements included in the Registration Statement, and has good and marketable title to all other property described in the Registration Statement as owned by the Company or a Subsidiary, subject to no lien, mortgage, pledge, charge or encumbrance of any kind except those reflected in such financial statements (or as described in the Registration Statement) or which are not material. All of the leases and subleases under which the Company or any Subsidiary holds properties are in full force and effect (with only such exceptions as are commonly accepted by prudent companies engaged in the business of the Company or such Subsidiary) and neither the Company nor any Subsidiary has received notice of any claim that is materially adverse to rights of the Company or any Subsidiary under any of such leases or subleases.

(j) The Company, for itself and its Subsidiaries that have been consolidated for tax purposes, has filed all federal, state, local and foreign income tax returns which have been required to be filed (or have valid extensions for filing thereof) and has paid all taxes indicated by said returns and all assessments received by it to the extent that such taxes have become due and are not being contested in good faith. All tax liabilities have been adequately provided for in the financial statements of the Company. Except as described in the Registration Statement, all of the Subsidiaries are consolidated with the Company for tax purposes.

(k) Since the respective dates as of which information is given in the Registration Statement, as it may have been amended or supplemented, there has not been any change or any development involving a prospective Material Adverse Effect whether or not occurring in the ordinary course of business; and there has not been any material transaction entered into or any material transaction that is probable of being entered into by the Company or any Subsidiary, other than transactions in the ordinary course of business and changes and transactions described in the Registration Statement, as it may be amended or supplemented. Neither the Company nor any Subsidiary has any material contingent obligations which are not disclosed in the Company's financial statements included in the Registration Statement or elsewhere in the Prospectus.

(l) Neither the Company nor any Subsidiary is, nor, with the giving of notice or lapse of time or both, will any such entity be, in violation of or in default under its Certificate of Incorporation or Bylaws or other charter documents or under any agreement, lease, contract, indenture or other instrument or obligation to which it is a party or by which it, or any of its properties, is bound and which default would have Material Adverse Effect. The execution and delivery of this Agreement and the consummation of the transactions herein contemplated and the fulfillment of the terms hereof will not conflict with or result in a breach of any of the terms or provisions of, or constitute a default under, any indenture, mortgage, deed of trust or other agreement or instrument to which any member of the Company is a party, or of the Certificate of Incorporation or Bylaws of the Company or any order, rule or regulation applicable to the Company of any court or of any regulatory body or administrative agency or other governmental body having jurisdiction.

(m) Each approval, consent, order, authorization, designation, declaration or filing by or with any regulatory, administrative or other governmental body necessary in connection with the execution and delivery by the Company of this Agreement and the consummation of the transactions herein contemplated (except such additional steps as may be required by the Commission, the National Association of Securities Dealers, Inc. (the "NASD") or such additional steps as may be necessary to qualify the Units for public offering by the Underwriters under state securities or Blue Sky laws) has been obtained or made and is in full force and effect.

(n) The Company or a Subsidiary holds all material patents, patent rights trademarks, trade names, copyrights, trade secrets and licenses of any of the foregoing (collectively, "Intellectual Property Rights") that are necessary to the conduct of its businesses; there is no claim pending or, to the best knowledge of the Company, threatened against the Company or any Subsidiary or any of their respective officers, directors or employees alleging any infringement of Intellectual Property Rights, or any violation of the terms of any license relating to Intellectual Property Rights, nor does the Company know of any basis for any such claim. The Company knows of no material infringement by others of Intellectual Property Rights owned by or licensed to the Company or a Subsidiary. The Company or a Subsidiary has obtained, is in compliance in all material respect with and maintains in full force and effect all material licenses, certificates, permits, orders or other, similar authorizations granted or issued by any governmental agency (collectively "Government Permits") required to conduct its business as it is presently conducted. No proceeding to revoke, limit or otherwise materially change any Government Permit has been commenced or, to the Company's knowledge, is threatened against the Company or any Subsidiary, and the Company has no reason to anticipate that any such proceeding will be commenced against the Company or any Subsidiary. Except as disclosed or contemplated in the Prospectus, the Company has no reason to believe that any pending application for a Government Permit will be denied or limited in a manner inconsistent with the Company's business plan as described in the Prospectus.
(o) The Company and each Subsidiary is in all material respects in compliance with all applicable Environmental Laws. The Company has no knowledge of any past, present or, as anticipated by the Company, future events, conditions, activities, investigation, studies, plans or proposals that (i) would interfere with or prevent compliance with any Environmental Law by the Company or any Subsidiary in all material respects, or (ii) could reasonably be expected to give rise to any common law or other liability, or otherwise form the basis of a claim, action, suit, proceeding, hearing or investigation, involving the Company or any Subsidiary and related to Hazardous Substances or Environmental Laws that could reasonably be expected to have a Material Adverse Effect. Except for the prudent and safe use and management of Hazardous Substances in the ordinary course of the Company's business, (i) no Hazardous Substance is or has been used, treated, stored, generated, manufactured or otherwise handled on or at any Facility and (ii) to the Company's best knowledge, no Hazardous Substance has otherwise come to be located in, on or under any Facility. No Hazardous Substances are stored at any Facility except in quantities necessary to satisfy the reasonably anticipated use or consumption by the Company. No litigation, claim, proceeding or governmental investigation is pending regarding any environmental matter for which the Company or any Subsidiary has been served or otherwise notified or, to the knowledge of the Company, threatened or asserted against the Company or any Subsidiary, or the officers or directors of the Company or any Subsidiary in their capacities as such, or any Facility or the Company's business. There are no orders, judgments or decrees of any court or of any governmental agency or instrumentality under any Environmental Law which specifically apply to the Company or any Subsidiary, any Facility (to the knowledge of the Company with respect to any Facility) or any of the Company's or any Subsidiary's operations. Neither the Company nor any Subsidiary has received from a governmental authority or other person (i) any notice that it is a potentially responsible person for any Contaminated site or (ii) any request for information about a site alleged to be Contaminated or regarding the disposal of Hazardous Substances. There is no litigation or proceeding against any other person by the Company or any Subsidiary regarding any environmental matter. The Company has disclosed in the Prospectus or made available to the Underwriters and their counsel true, complete and correct copies of any reports, studies, investigations, audits, analyses, tests or monitoring in the possession of or initiated by the Company or any Subsidiary pertaining to any environmental matter relating to the Company, any Subsidiary, their past or present operations or any Facility.

         For the purposes of the foregoing paragraph, "Environmental Laws" means any applicable federal, state or local statute, regulation, code, rule, ordinance, order, judgment, decree, injunction or common law pertaining in any way to the protection of human health or the environment, including, without limitation, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, the Clean Air Act, the Federal Water Pollution Control Act and any similar or comparable state or local law; "Hazardous Substance" means any hazardous, toxic, radioactive or infectious substance, material or waste as defined, listed or regulated under any Environmental Law; "Contaminated" means the actual existence on or under any real property of Hazardous Substances, if the existence of such Hazardous Substances triggers a requirement to perform any investigatory, remedial, removal or other response action under any Environmental Laws or if such response action legally could be required by any governmental authority; "Facility" means any property currently owned, leased or occupied by the Company.

(p) Neither the Company, nor to the Company's knowledge, any of its affiliates, has taken or intends to take, directly or indirectly, any action which is designed to cause or result in, or which constitutes or might reasonably be expected to constitute, the stabilization or manipulation of the price of the shares of Common Stock or the Warrants to facilitate the sale or resale of the Units.

(q) The Company is not an "investment company" within the meaning of such term under the Investment Company Act of 1940 and the rules and regulations of the Commission thereunder.

(r) The Company maintains a system of internal accounting controls sufficient to provide reasonable assurances that (i) transactions are executed in accordance with management's general or specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain accountability for assets; (iii) access to assets is permitted only in accordance with management's general or specific authorization; and (iv) the recorded accountability for assets is compared with existing assets at reasonable intervals and appropriate action is taken with respect to any differences. The Company has adopted Disclosure Controls and Procedures, as defined in Section 13a-14(c) of the rules and regulations adopted under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and has implemented such procedures as adopted and has evaluated the effectiveness of such Disclosure Controls and Procedures not less than ninety days prior to the filing date of each report on Form 10-Q or Form 10-K filed by the Company since August 29, 2002.

(s) The Company and each Subsidiary carries, or is covered by, insurance in such amounts and covering such risks as is adequate for the conduct of their respective businesses and the value of their respective properties and as is customary for companies engaged in similar industries.

(t) The Company and each Subsidiary is in compliance in all material respects with all presently applicable provisions of the Employee Retirement Income Security Act of 1974, as amended, including the regulations and published interpretations thereunder ("ERISA"); no "reportable event" (as defined in ERISA) has occurred with respect to any "pension plan" (as defined in ERISA) for which the Company or any Subsidiary would have any liability; neither the Company nor any Subsidiary has incurred and the Company does not expect that it or any Subsidiary will incur liability under (i) Title IV of ERISA with respect to termination of, or withdrawal from, any "pension plan" or (ii) Sections 412 or 4971 of the Internal Revenue Code of 1986, as amended, including the regulations and published interpretations thereunder (the "Code"); and each "pension plan" for which the Company or any Subsidiary would have any liability that is intended to be qualified under Section 401(a) of the Code is so qualified in all material respects and nothing has occurred, whether by action or by failure to act, which would cause the loss of such qualification.

(u) The Company and each Subsidiary is in compliance with all laws, rules, regulations, orders of any court or administrative agency, operating licenses or other requirements imposed by any governmental body applicable to it, including, without limitation, all applicable laws, rules, regulations, licenses or other governmental standards applicable to its business except for matters of non-compliance that would not have a Material Adverse Effect; and the conduct of the business of the Company and each Subsidiary, as described in the Prospectus, will not cause the Company or such Subsidiary to be in violation of any such presently existing requirements.

(v) Each of the Warrants and the Representative's Warrants have been authorized for issuance to the purchasers thereof or to the Representative or its designees, as the case may be, and will, when issued, possess rights, privileges, and characteristics as represented in the most recent form of Warrant Agreement or Representative's Warrants, as the case may be, filed as an exhibit to the Registration Statement; the securities to be issued upon exercise of the Warrants and the Representative's Warrants, when issued and delivered against payment therefor in accordance with the terms thereof, will be duly and validly issued, fully paid, nonassessable and free of preemptive rights, and all corporate action required to be taken for the authorization and issuance of the Warrants and the Representative's Warrants, and the securities to be issued upon their exercise, have been validly and sufficiently taken. The execution by the Company of the Warrant Agreement and the Representative's Warrants has been duly authorized by all required action of the Company and, when so executed and delivered (and assuming due and valid execution by the Warrant Agent, in the case of the Warrant Agreement) will constitute the valid and binding obligations of the Company, enforceable against the Company in accordance with their respective terms, subject, as to enforcement, to bankruptcy, insolvency, reorganization and other laws of general applicability relating to or affecting creditors' rights and to general principles of equity and limitations on the remedy of specific performance.

(w) Except as disclosed in the Prospectus, neither the Company nor any of its officers, directors or affiliates have caused any person, other than the Underwriters and Gary Cohee, to be entitled to reimbursement of any kind, including, without limitation, any compensation that would be includable as underwriter compensation under the NASD's Corporate Financing Rule with respect to the offering of the Units, as a result of the consummation of such offering based on any activity of such person as a finder, agent, broker, investment adviser or other financial service provider.

(x) Except as described in the Prospectus, the Company does not directly or indirectly control or have a material interest in any other business entity.

(y) The Common Stock is traded on the American Stock Exchange ("AMEX"). The Units, the Common Stock and the Warrants have been approved for listing on the AMEX upon the effectiveness of the Registration Statement and the Company has satisfied all of the requirements of AMEX for such listing and for the trading of its Common Stock, Units and Warrants on AMEX.

(z) The Company has adopted organizational structures and policies sufficient to comply with the requirements of the AMEX corporate governance rules in effect as of the date hereof (the "AMEX Corporate Governance Rules"). Without limiting the generality of the foregoing, the Company's Board of Directors has validly appointed an Audit Committee and a Compensation Committee whose composition satisfies the requirements of the AMEX Corporate Governance Rules. The Board of Directors and/or the Audit Committee or Compensation Committee, as the case may be, has adopted a charter governing the respective activities of the Audit and Compensation Committees that satisfies the requirements of the AMEX Corporate Governance Rules. The Audit Committee and the Compensation Committee have each acted in accordance with the provisions of their respective charters, as amended from time to time in all material respects.

(aa) Neither the Board of Directors nor the Audit Committee has been informed, nor is any director of the Company aware, of (i) any significant deficiencies in the design or operation of the Company's internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data or any material weakness in the Company's internal controls, except for the internal control deficiencies disclosed under the heading "Controls and Procedures" in the Registration Statement; or (ii) any fraud, whether or not material, that involves management or other employees of the Company who have a significant role in the Company's internal controls.

(bb) Each of the certifications made by the principal executive and principal financial officers of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted thereunder was correct in all material respects when made.

2. Purchase, Sale and Delivery of the Units.

(a) On the basis of the representations, warranties and covenants herein contained, and subject to the conditions herein set forth, the Company agrees to sell to the Underwriters and each Underwriter agrees, severally and not jointly, to purchase, at a price of $15.438 per Unit, the number of Firm Units set forth opposite the name of each Underwriter in Schedule I hereof, subject to adjustments in accordance with Section 9 hereof.

(b) Payment for the Firm Units to be sold hereunder is to be made in New York Clearing House funds and, at the option of the Representative, by bank wire to an account specified by the Company, certified or bank cashier's checks drawn to the order of the Company, against either uncertificated delivery of Firm Units or of certificates therefor (which delivery, if certificated, shall take place in such location in New York, New York as may be specified by the Representative) to the Representative for the several accounts of the Underwriters. Such payment is to be made at the offices of the Representative at the address set forth on the first page of this agreement, at 7:00 a.m., Pacific time, on the third business day after the date of this Agreement or at such other time and date not later than five business days thereafter as you and the Company shall agree upon, such time and date being herein referred to as the "Closing Date." (As used herein, "business day" means a day on which the New York Stock Exchange is open for trading and on which banks in New York are open for business and not permitted by law or executive order to be closed.) Except to the extent uncertificated Firm Units are delivered at closing, the certificates for the Firm Units will be delivered in such denominations and in such registrations as the Representative requests in writing not later than the second full business day prior to the Closing Date, and will be made available for inspection by the Representative at least one business day prior to the Closing Date.

(c) In addition, on the basis of the representations and warranties herein contained and subject to the terms and conditions herein set forth, the Company hereby grants an option to the Underwriters to purchase the Option Units at the price per Unit as set forth in Section 2(a). The option granted hereby may be exercised in whole or in part by giving written notice (i) at any time before the Closing Date and (ii) only once thereafter within 45 days after the date of this Agreement, by the Representative to the Company setting forth the number of Option Units as to which the Underwriters are exercising the option, the names and denominations in which the Option Units are to be registered and the time and date at which certificates representing such Units are to be delivered. The time and date at which certificates for Option Units are to be delivered shall be determined by the Representative but shall not be earlier than three nor later than 10 full business days after the exercise of such option, nor in any event prior to the Closing Date (such time and date being herein referred to as the "Option Closing Date"). If the date of exercise of the option is three or more days before the Closing Date, the notice of exercise shall set the Closing Date as the Option Closing Date. The option with respect to the Option Units granted hereunder may be exercised only to cover over-allotments in the sale of the Firm Units by the Underwriters. The Representative may cancel such option at any time prior to its expiration by giving written notice of such cancellation to the Company. To the extent, if any, that the option is exercised, payment for the Option Units shall be made on the Option Closing Date in New York Clearing House funds and, at the option of the Representative, by bank wire to an account specified by the Company or certified or bank cashier's check drawn to the order of the Company for the Option Units to be sold by the Company in consideration either of uncertificated delivery of Option Units or delivery of certificates therefor (which delivery, if certificated, shall take place in such location in New York, New York as may be specified by the Representative) to the Representative for the several accounts of the Underwriters. Except to the extent uncertificated Option Units are delivered at closing, the certificates for the Option Units will be delivered in such denominations and in such registrations as the Representative requests in writing not later than the second full business day prior to the Option Closing Date, and will be made available for inspection by the Representative at least one business day prior to the Option Closing Date.

(d) In addition to the sums payable to the Representative as provided elsewhere herein, the Representative shall be entitled to receive at the Closing, for itself alone and not as Representative of the Underwriters, as additional compensation for its services, Representative's Warrants for the purchase of up to 50,000 Units at a price of $19.920 per Unit, upon the terms and subject to adjustment and conversion as described in the form of Representative's Warrants filed as an exhibit to the Registration Statement.

3. Offering by the Underwriters.

(a) It is understood that the several Underwriters are to make a public offering of the Firm Units as soon as the Representative deems it advisable to do so. The Firm Units are to be initially offered to the public at the initial public offering price set forth in the Prospectus. The Representative may from time to time thereafter change the public offering price and other selling terms. To the extent, if at all, that any Option Units are purchased pursuant to Section 2 hereof, the Representative will offer them to the public on the foregoing terms.
(b) It is further understood that you will act as the Representative for the Underwriters in the offering and sale of the Units in accordance with an Agreement Among Underwriters entered into by you and the several other Underwriters.

4. Covenants of the Company. The Company covenants and agrees with the several Underwriters that:

(a) The Company will (i) use its best efforts to cause the Registration Statement to become effective or, if the procedure in Rule 430A of the Rules and Regulations is followed, to prepare and timely file with the Commission under Rule 424(b) of the Rules and Regulations a Prospectus in a form approved by the Representative containing information previously omitted at the time of effectiveness of the Registration Statement in reliance on Rule 430A of the Rules and Regulations, and (ii) not file any amendment to the Registration Statement or supplement to the Prospectus of which the Representative shall not previously have been advised and furnished with a copy or to which the Representative shall have reasonably objected in writing or which is not in compliance with the Rules and Regulations.

(b) The Company will advise the Representative promptly (i) when the Registration Statement or any post-effective amendment thereto shall have become effective, (ii) of receipt of any comments from the Commission, (iii) of any request of the Commission for amendment of the Registration Statement or for supplement to the Prospectus or for any additional information, and (iv) of the issuance by the Commission of any stop order suspending the effectiveness of the Registration Statement or the use of the Prospectus or of the institution of any proceedings for that purpose. The Company will use its best efforts to prevent the issuance of any such stop order preventing or suspending the use of the Prospectus and to obtain as soon as possible the lifting thereof, if issued.

(c) The Company will cooperate with the Representative in endeavoring to qualify the Units for sale under the securities laws of such jurisdictions as the Representative may reasonably have designated in writing and will make such applications, file such documents, and furnish such information as may be reasonably required for that purpose, provided the Company shall not be required to qualify as a foreign corporation or to file a general consent to service of process in any jurisdiction where it is not now so qualified or required to file such a consent. The Company will, from time to time, prepare and file such statements, reports, and other documents, as are or may be required to continue such qualifications in effect for so long a period as the Representative may reasonably request for distribution of the Units.

(d) The Company will deliver to, or upon the order of, the Representative, from time to time, as many copies of any Preliminary Prospectus as the Representative may reasonably request. The Company will deliver to, or upon the order of, the Representative during the period when delivery of a Prospectus is required under the Act, as many copies of the Prospectus in final form, or as thereafter amended or supplemented, as the Representative may reasonably request. The Company will deliver to the Representative at or before the Closing Date, four signed copies of the Registration Statement and all amendments thereto including all exhibits filed therewith, and will deliver to the Representative such number of copies of the Registration Statement (including such number of copies of the exhibits filed therewith that may reasonably be requested), and of all amendments thereto, as the Representative may reasonably request.

(e) The Company will comply with the Act and the Rules and Regulations, and the Exchange Act, and the rules and regulations of the Commission thereunder, so as to permit the completion of the distribution of the Units as contemplated in this Agreement and the Prospectus. If during the period in which a prospectus is required by law to be delivered by an Underwriter or dealer, any event shall occur as a result of which, in the judgment of the Company or in the reasonable opinion of counsel to the Underwriters, it becomes necessary to amend or supplement the Prospectus in order to make the statements therein, in the light of the circumstances existing at the time the Prospectus is delivered to a purchaser, not misleading, or, if it is necessary at any time to amend or supplement the Prospectus to comply with any law, the Company promptly will prepare and file with the Commission an appropriate amendment to the Registration Statement or supplement to the Prospectus so that the Prospectus as so amended or supplemented will not, in the light of the circumstances existing at the time the Prospectus is so delivered, be misleading, or so that the Prospectus will comply with the law.

(f) The Company will make generally available to its security holders, as soon as it is practicable to do so, but in any event not later than 15 months after the effective date of the Registration Statement, an earnings statement (which need not be audited) in reasonable detail, covering a period of at least 12 consecutive months beginning after the effective date of the Registration Statement, which earnings statement shall satisfy the requirements of Section 11(a) of the Act and Rule 158 of the Rules and Regulations and will advise you in writing when such statement has been so made available.

(g) The Company will, for a period of five years from the Closing Date, deliver to the Representative copies of annual reports and copies of all other documents, reports and information furnished by the Company to its stockholders or filed with any securities exchange pursuant to the requirements of such exchange or with the Commission pursuant to the Act or the Exchange Act; provided, however, the Company is not required to deliver documents that have been filed with the Commission and are generally available to the public in electronic format. The Company will deliver to the Representative similar reports with respect to significant subsidiaries, as that term is defined in the Rules and Regulations, which are not consolidated in the Company's financial statements.

(h) The Company will make no offering, sale, short sale or other disposition of any shares of Common Stock of the Company or other securities convertible into or exchangeable or exercisable for shares of Common Stock or derivatives of Common Stock (or agreement therefor), directly or indirectly, for a period of ninety days after the date of this Agreement otherwise than hereunder, or pursuant to contractual obligations existing on the date hereof or pursuant to employee benefit plans in effect on the date hereof, or with the prior written consent of the Representative, which consent will not be unreasonably withheld, delayed or conditioned.

(i) The Company will use its best efforts to list, subject to notice of issuance of the Units, the Common Stock and the Warrants on the AMEX and to cause such listing to remain in effect with respect to each such security unless and until
(i) such security expires; (ii) such security is listed on another exchange or automated quotation system of at least comparable reputation; or (iii) the Company is no longer required to file reports under Section 12 of the Exchange Act.

(j) The Company has caused each officer and director to furnish to you, on or prior to the date of this agreement, a letter or letters, in form and substance satisfactory to the Underwriters ("Lockup Agreements"), pursuant to which each such person has agreed not to offer, sell, sell short or otherwise dispose of any shares of Common Stock or other capital stock of the Company, or any other securities convertible, exchangeable or exercisable for Common Stock or derivatives of Common Stock owned by such person or request the registration for the offer or sale of any of the foregoing (or as to which such person has the right to direct the disposition) for a period of ninety days after the date of this Agreement, directly or indirectly, except with the prior written consent of the Representative.

(k) The Company shall apply the net proceeds of its sale of the Units as set forth in the Prospectus and shall file such reports with the Commission with respect to the sale of the Units and the application of the proceeds therefrom as may be required in accordance with Rule 463 under the Act.

(l) The Company shall not invest, or otherwise use the proceeds received by the Company from its sale of the Units in such a manner as would require the Company to register as an investment company under the Investment Company Act of 1940, as amended (the "1940 Act").

(m) The Company will maintain a transfer agent and, if necessary under the jurisdiction of incorporation of the Company, a registrar for the Common Stock, and shall comply with the provisions of the Warrant Agreement with respect to the appointment and maintenance of a Warrant Agent for the Warrants.

(n) The Company will not take, directly or indirectly, any action designed to cause or result in, or that has constituted or might reasonably be expected to constitute, the stabilization or manipulation of the price of any securities of the Company.

5. Costs and Expenses.

(a) The Representative shall be entitled to reimbursement from the Company, for itself alone and not as Representative of the Underwriters, to a non-accountable expense allowance equal to 2% of the aggregate initial public offering price of the Firm Units and any Option Units purchased by the Underwriters. The Representative shall be entitled to withhold this allowance (less any portion of the allowance prepaid by the Company) on the Closing Date related to the purchase of the Firm Units or the Option Units, as the case may be.

(b) In addition to the payment described in Paragraph (a) of this Section 5, the Company will pay all costs, expenses and fees incident to the performance of the obligations of the Company under this Agreement, including, without limitation, the following: accounting fees of the Company; the fees and disbursements of counsel for the Company; the cost of printing and delivering to, or as requested by, the Underwriters copies of the Registration Statement, Preliminary Prospectuses, and the Prospectus; the AMEX additional listing application; the costs of due diligence investigation of the principals of the Company; the filing fees of the Commission; the filing fees and expenses of the underwriting terms and arrangements; any AMEX listing fee; and the expenses incurred in connection with the qualification of the Units under state securities or Blue Sky laws. Any transfer taxes imposed on the sale of the Units to the several Underwriters will be paid by the Company. The Company agrees to pay all costs and expenses of the Underwriters, including the fees and disbursements of counsel for the Underwriters, incident to the offer and sale of directed Units by the Underwriters to employees and persons having business relationships with the Company. The Company shall not, however, be required to pay for any of the Underwriters' expenses (other than as described above) except that, if this Agreement shall not be consummated, then the Company shall reimburse (less any advances paid to the Underwriter or its counsel) the several Underwriters for accountable out-of-pocket expenses up to $100,000, including fees and disbursements of counsel, reasonably incurred in connection with investigating, marketing and proposing to market the Units or in contemplation of performing their obligations hereunder; but the Company shall not in any event be liable to any of the several Underwriters for damages on account of loss of anticipated profits from the sale by them of the Units.

6. Conditions of Obligations of the Underwriters. The several obligations of the Underwriters to purchase the Firm Units on the Closing Date and the Option Units, if any, on the Option Closing Date are subject to the accuracy, as of the Closing Date or the Option Closing Date, as the case may be, of the representations and warranties of the Company contained herein, and to the performance by the Company of their covenants and obligations hereunder and to the following additional conditions:

(a) The Registration Statement and all post-effective amendments thereto shall have become effective and any and all filings required by Rule 424 and Rule 430A of the Rules and Regulations shall have been made, and any request of the Commission for additional information (to be included in the Registration Statement or otherwise) shall have been disclosed to the Representative and complied with to their reasonable satisfaction. No stop order suspending the effectiveness of the Registration Statement, as amended from time to time, shall have been issued and no proceedings for that purpose shall have been taken or, to the knowledge of the Company, shall be contemplated by the Commission and no injunction, restraining order, or order of any nature by a Federal or state court of competent jurisdiction shall have been issued as of the Closing Date which would prevent the issuance of the Units.

(b) The Representative shall have received on the Closing Date or the Option Closing Date, as the case may be, the opinion of Porter & Hedges, L.L.P., counsel for the Company, dated the Closing Date or the Option Closing Date, as the case may be, addressed to the Underwriters (and stating that it may be relied upon by counsel to the Underwriters) to the effect that:

(i) The Company has been duly organized and is validly existing as a corporation in good standing under the laws of the State of Delaware, with corporate power and authority to own or lease its properties and conduct its business as described in the Registration Statement.

(ii) Each Subsidiary has been duly organized and is validly existing as a business entity in good standing under the laws of its jurisdiction of formation with all requisite power and authority under the laws governing such entities to own or lease its properties and conduct its business as described in the Registration Statement.

(iii) The Company and each Subsidiary is duly qualified to transact business in all jurisdictions identified to us by the Company as those in which the conduct of its business requires such qualification, except where the failure to qualify would not have a Material Adverse Effect upon the business of the Company, and nothing has come to our attention that causes us to believe that our reliance on the information provided by the Company regarding the jurisdictions in which it conducts business is not reasonable under the circumstances.

(iv) The Company has authorized capital stock as set forth under the caption "Capitalization" in the Prospectus; the outstanding shares of Common Stock have been duly authorized and validly issued and are fully paid and non-assessable and conform to the description thereof contained in the Prospectus in all material respects; the certificates for the Common Stock, the Units and the Warrants are in due and proper form under the General Corporation Law of Delaware; no preemptive rights of shareholders exist with respect to the issuance or sale of Common Stock of the Company pursuant to any applicable statute or the provisions of the Company's Certificate of Incorporation or Bylaws or pursuant to any contractual obligation known to such counsel. The Company's ownership interest of record in each Subsidiary is, in all material respects, as described in the Registration Statement, and to the knowledge of such counsel, the Company's ownership interest of record is accurate.

(v) Except as described in or contemplated by the Prospectus, to the knowledge of such counsel, there are no outstanding securities of the Company convertible or exchangeable into or evidencing the right to purchase or subscribe for any shares of capital stock of the Company and there are no outstanding or authorized options, warrants or rights of any character obligating the Company to issue any shares of its capital stock or any securities convertible or exchangeable into or evidencing the right to purchase or subscribe for any shares of such stock.

(vi) Except as described in the Prospectus, to the knowledge of such counsel, no holder of any securities of the Company or any other person has the contractual right, which has not been satisfied or effectively waived, to cause the Company to sell or otherwise issue to them, or to permit them to underwrite the sale of, any of the Units or the contractual right to have any Common Stock or other securities of the Company included in the Registration Statement or the right, as a result of the filing of the Registration Statement, to require registration under the Act of any shares of Common Stock or other securities of the Company.

(vii) The Warrant Agreement and the Warrants have been duly authorized by the Company. When duly executed, authenticated, issued, delivered and paid for as contemplated in the Registration Statement and the Warrant Agreement, the Warrant Agreement and the Warrants will constitute legally binding obligations of the Company, enforceable against it in accordance with their terms and, in the case of the Warrants, entitled to the benefits of the Warrant Agreement subject, as to enforcement, to bankruptcy, insolvency, reorganization and other laws of general applicability relating to or affecting creditors' rights and to general principles of equity and limitations on the remedy of specific performance.

(viii) The shares of Common Stock initially issuable upon exercise of the Warrants (including Warrants comprising the Option Units and Warrants issuable on exercise of the Representative's Warrants) have been duly authorized and reserved for issuance upon such conversion or exercise, as the case may be, and, when issued upon such conversion or exercise in accordance with the terms of the Warrant Agreement will be validly issued, fully paid and nonassessable.

(ix) The Representative's Warrants have been duly authorized by the Company. When duly executed, issued and delivered as contemplated in the Registration Statement, the Representative's Warrants will constitute the legally binding obligation of the Company, enforceable against it in accordance with its terms subject, as to enforcement, to bankruptcy, insolvency, reorganization and other laws of general applicability relating to or affecting creditors' rights and to general principles of equity and limitations on the remedy of specific performance and provided, however, that such counsel need not express an opinion as to the enforceability of the indemnification provisions contained in section 7 of the Representative's Warrants to the extent those provisions would require indemnity or contribution toward the liability of a person for such person's own wrongful or negligent acts or where indemnification or contribution would be contrary to public policy or prohibited by law. (For purposes of this opinion, Porter & Hedges, L.L.P. may assume that Oregon law is the same as Texas law.)

(x) The Registration Statement has become effective under the Act and, to the knowledge of such counsel, no stop order proceedings with respect thereto have been instituted or are pending or threatened under the Act.

(xi) The Registration Statement, the Prospectus and each amendment or supplement thereto comply as to form in all material respects with the requirements of the Act and the applicable rules and regulations thereunder (except that such counsel need express no opinion as to the financial statements and related schedules or financial data therein).

(xii) The statements under the captions "Shares Eligible for Future Sale" and "Description of Securities" in the Prospectus and in Item 15 of the Registration Statement, insofar as such statements constitute a summary of documents referred to therein or matters of law, fairly summarize in all material respects the information called for with respect to such documents under the published rules and regulations of the Commission.

(xiii) Such counsel does not know of any contracts or documents required to be filed as exhibits to the Registration Statement or described in the Registration Statement or the Prospectus which are not so filed or described as required, and such contracts and documents as are summarized in the Registration Statement or the Prospectus are fairly summarized in all material respects.

(xiv) Such counsel knows of no legal or governmental proceedings pending or threatened against the Company or any Subsidiary, except as (a) described in the Prospectus, (b) described in the letter from The Law Offices of Michael S. Narsete, P.C. to Grant Thornton LLP of February 6, 2004, (c) described in the letter from Baird, Holm, McSachen, Pedersen, Mamann & Strasheim LLP to The Law Offices of Michael S. Narsete, P.C. of March 9, 2004, (d) described in the letter from Deborah Gambone, General Counsel of Epixtar Corp., to Global Outsourcing Solutions, Inc. of March 9, 2004, or (e) described in the letter from Porter & Hedges, L.L.P. to Grant Thornton LLP of March 11, 2004.

(xv) The execution and delivery of this Agreement and the consummation of the transactions herein contemplated do not and will not conflict with or result in a breach of any of the terms or provisions of, or constitute a default under,
(i) the Certificate of Incorporation of the Company, (ii) the Bylaws of the Company, or (iii) any agreement or instrument known to such counsel to which the Company is a party or by which the Company may be bound, except in the case of clause (iii) for conflicts, breaches or defaults which would not have a Material Adverse Effect.

(xvi) Each of this Agreement and the Warrant Agreement has been duly authorized, executed and delivered by the Company.

(xvii) No approval, consent, order, authorization, designation, declaration or filing by or with any regulatory, administrative or other governmental body is necessary in connection with the execution and delivery of this Agreement and the consummation of the transactions herein contemplated (other than as may be required by the NASD or Blue Sky laws, as to which such counsel need express no opinion) except such as have been obtained or made, specifying the same.

(xviii) The Company is not required to register as an investment company under the 1940 Act.

         In rendering such opinion, such counsel may rely as to matters governed by the laws of states other than Texas, or federal laws on local counsel in such jurisdictions, provided that in each case such counsel shall state that they believe that they and the Underwriters are justified in relying on such other counsel. In addition to the matters set forth above, the opinion of Porter & Hedges, L.L.P. shall also include a statement to the effect that, based on such counsels' examination of the registration statement and the Prospectus and their investigation made in connection with the preparation of the Registration Statement and Prospectus and conferences with certain officers and employees of the Company, and without passing on or assuming any responsibility for the accuracy, completeness or fairness of the statements contained in the Registration Statement or the Prospectus or any document incorporated by reference therein (and relying as to materiality to a large extent upon statements of officers and employees of the Company), nothing has come to the attention of such counsel that has caused them to believe that (i) the Registration Statement, at the time it became effective under the Act (but after giving effect to any modifications incorporated therein pursuant to Rule 430A under the Act) and as of the Closing Date or the Option Closing Date, as the case may be, contained an untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements therein not misleading, and (ii) the Prospectus, including any supplement thereto, on the date it was filed pursuant to the Rules and Regulations and as of the Closing Date or the Option Closing Date, as the case may be, contained an untrue statement of a material fact or omitted to state a material fact necessary in order to make the statements, in the light of the circumstances under which they are made, not misleading (except that such counsel need express no view as to (1) financial statements, financial data, and schedules therein or (2) statistical information in the form of market data or number of employees).

(c) The Representative shall have received from Stoel Rives LLP, counsel for the Underwriters, an opinion dated the Closing Date or the Option Closing Date, as the case may be, substantially to the effect specified in subparagraphs (ix) and
(x) of Paragraph (b) of this Section 6. In rendering such opinion Stoel Rives LLP may rely as to all matters governed other than by the laws of the State of Oregon or Federal laws on the opinion of counsel referred to in Paragraph (b) of this Section 6. In addition to the matters set forth above, such opinion shall also include a statement to the effect that nothing has come to the attention of such counsel that has caused them to believe that (i) the Registration Statement, or any amendment thereto, as of the time it became effective under the Act (but after giving effect to any modifications incorporated therein pursuant to Rule 430A under the Act) and as of the Closing Date or the Option Closing Date, as the case may be, contained an untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements therein not misleading, and (ii) the Prospectus, or any supplement thereto, on the date it was filed pursuant to the Rules and Regulations and as of the Closing Date or the Option Closing Date, as the case may be, contained an untrue statement of a material fact or omitted to state a material fact necessary in order to make the statements, in the light of the circumstances under which they are made, not misleading (except that such counsel need express no view as to financial statements, schedules and statistical information therein). With respect to such statement, Stoel Rives LLP may state that their belief is based upon the procedures set forth therein, but is without independent check and verification.

(d) Unless the offer and sale of the Units are not subject to qualification in any state as a result of preemption by Section 18 of the Act, the Representative shall have received at or prior to the Closing Date from Stoel Rives LLP a memorandum or summary, in form and substance satisfactory to the Representative, with respect to the qualification for offering and sale by the Underwriters of the Units under the state securities or Blue Sky laws of such jurisdictions as the Representative may reasonably have designated to the Company.

(e) The Representative, on behalf of the several Underwriters, shall have received, on each of the dates hereof, the Closing Date and the Option Closing Date, as the case may be, a letter dated the date hereof, the Closing Date or the Option Closing Date, as the case may be, in form and substance satisfactory to the Representative, of Grant Thornton LLP and Deloitte & Touche LLP confirming that they are independent public accountants within the meaning of the Act and the applicable published Rules and Regulations thereunder and stating that in their opinion the financial statements and schedules examined by them and included in the Registration Statement comply in form in all material respects with the applicable accounting requirements of the Act and the related published Rules and Regulations and containing such other statements and information as is ordinarily included in accountants' "comfort letters" to Underwriters with respect to the financial statements and certain financial and statistical information contained in the Registration Statement and Prospectus.

(f) The Representative shall have received on the Closing Date or the Option Closing Date, as the case may be, a certificate or certificates of the Chief Executive Officer and the Chief Financial Officer of the Company to the effect that, as of the Closing Date or the Option Closing Date, as the case may be, each of them severally represents as follows:

(i) The Registration Statement has become effective under the Act and no stop order suspending the effectiveness of the Registration Statement has been issued, and no proceedings for such purpose have been taken or are, to his knowledge, contemplated by the Commission;

(ii) The representations and warranties of the Company contained in Section 1 hereof are true and correct as of the Closing Date or the Option Closing Date, as the case may be;

(iii) All filings required to have been made pursuant to Rules 424 or 430A under the Act have been made;

(iv) He has carefully examined the Registration Statement and the Prospectus and, in his or her opinion, as of the effective date of the Registration Statement, the statements contained in the Registration Statement were true and correct, and such Registration Statement and Prospectus did not omit to state a material fact required to be stated therein or necessary in order to make the statements therein not misleading, and since the effective date of the Registration Statement, no event has occurred which should have been set forth in a supplement to or an amendment of the Prospectus which has not been so set forth in such supplement or amendment; and

(v) Since the respective dates as of which information is given in the Registration Statement and Prospectus, there has not been any material adverse change or any development involving a prospective material adverse change in or affecting the condition, financial or otherwise, of the Company or the earnings, business, management, properties, assets, rights, operations, condition (financial or otherwise) or prospects of the Company, whether or not arising in the ordinary course of business.

(g) The Company shall have furnished to the Representative such further certificates and documents confirming the representations and warranties, covenants and conditions contained herein and related matters as the Representative may reasonably have requested.

(h) The Units, the Common Stock and the Warrants have been approved for listing upon notice of issuance of the Units on the AMEX.

(i) The Lockup Agreements described in Section 4(j) are in full force and effect.

         The opinions and certificates mentioned in this Agreement shall be deemed to be in compliance with the provisions hereof only if they are in all material respects satisfactory to the Representative and to Stoel Rives LLP, counsel for the Underwriters.

         If any of the conditions hereinabove provided for in this Section 6 shall not have been fulfilled when and as required by this Agreement to be fulfilled, the obligations of the Underwriters hereunder may be terminated by the Representative by notifying the Company of such termination in writing or by telegram at or prior to the Closing Date or the Option Closing Date, as the case may be.

         In such event, the Company and the Underwriters shall not be under any obligation to each other (except to the extent provided in Sections 5 and 8 hereof).

7. Conditions of the Obligations of the Company. The obligations of the Company to sell and deliver the portion of the Units required to be delivered as and when specified in this Agreement are subject to the conditions that at the Closing Date or the Option Closing Date, as the case may be, no stop order suspending the effectiveness of the Registration Statement shall have been issued and in effect or proceedings therefor initiated or threatened.

8. Indemnification.

(a) The Company agrees to indemnify and hold harmless each Underwriter and each person, if any, who controls any Underwriter within the meaning of the Act, against any losses, claims, damages or liabilities to which such Underwriter or any such controlling person may become subject under the Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions or proceedings in respect thereof) arise out of or are based upon (i) any untrue statement or alleged untrue statement of any material fact contained in the Registration Statement, any Preliminary Prospectus, the Prospectus or any amendment or supplement thereto, or (ii) the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading; and will reimburse each Underwriter and each such controlling person upon demand for any legal or other expenses reasonably incurred by such Underwriter or such controlling person in connection with investigating or defending any such loss, claim, damage or liability, action or proceeding or in responding to a subpoena or governmental inquiry related to the offering of the Units, whether or not such Underwriter or controlling person is a party to any action or proceeding; provided, however, that the Company will not be liable in any such case to the extent that any such loss, claim, damage or liability arises out of or is based upon an untrue statement or alleged untrue statement, or omission or alleged omission made in the Registration Statement, any Preliminary Prospectus, the Prospectus, or such amendment or supplement, in reliance upon and in conformity with written information furnished to the Company by or through the Representative specifically for use in the preparation thereof; provided, however, that the foregoing indemnification with respect to the Preliminary Prospectus shall not inure to the benefit of any Underwriter from which the person asserting any such loss, claim, damage or liability, action or proceeding purchased Units if (1) a copy of the Prospectus (as then amended or supplemented) was required by law to be delivered to such person at or prior to the written confirmation of the sale of Units to such person, (2) a copy of the Prospectus (as then amended or supplemented) was not sent or given to such person by or on behalf of such Underwriter and such failure was not due to the Company's failure to make available sufficient quantities of the Prospectus to such Underwriters, and (3) the Prospectus (as so amended or supplemented) would have cured the defect giving rise to such loss, claim, damage or liability, action or proceeding. This indemnity agreement will be in addition to any liability which the Company may otherwise have.

(b) Each Underwriter severally and not jointly will indemnify and hold harmless the Company, each of its directors, each of its officers who have signed the Registration Statement and each person, if any, who controls the Company within the meaning of the Act, against any losses, claims, damages or liabilities to which the Company or any such director, officer or controlling person may become subject under the Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions or proceedings in respect thereof) arise out of or are based upon (i) any untrue statement or alleged untrue statement of any material fact contained in the Registration Statement, any Preliminary Prospectus, the Prospectus or any amendment or supplement thereto, or (ii) the omission or the alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading; and will reimburse any legal or other expenses reasonably incurred by the Company or any such director, officer or controlling person in connection with investigating or defending any such loss, claim, damage, liability, action or proceeding; provided, however, that each Underwriter will be liable in each case to the extent, but only to the extent, that such untrue statement or alleged untrue statement or omission or alleged omission has been made in the Registration Statement, any Preliminary Prospectus, the Prospectus or such amendment or supplement, in reliance upon and in conformity with written information furnished to the Company by or through the Representative specifically for use in the preparation thereof. This indemnity agreement will be in addition to any liability which such Underwriter may otherwise have.

(c) In case any proceeding (including any governmental investigation) shall be instituted involving any person in respect of which indemnity may be sought pursuant to this Section 8, such person (the "indemnified party") shall promptly notify the person against whom such indemnity may be sought (the "indemnifying party") in writing. No indemnification provided for in Section 8(a) or (b) shall be available to any party who shall fail to give notice as provided in this
Section 8(c) if the party to whom notice was not given was unaware of the proceeding to which such notice would have related and was materially prejudiced by the failure to give such notice, but the failure to give such notice shall not relieve the indemnifying party or parties from any liability which it or they may have to the indemnified party for contribution or otherwise than on account of the provisions of Section 8(a) or (b). In case any such proceeding shall be brought against any indemnified party and it shall notify the indemnifying party of the commencement thereof, the indemnifying party shall be entitled to participate therein and, to the extent that it shall wish, jointly with any other indemnifying party similarly notified, to assume the defense thereof, with counsel satisfactory to such indemnified party and shall pay as incurred the fees and disbursements of such counsel related to such proceeding. In any such proceeding, any indemnified party shall have the right to retain its own counsel at its own expense. Notwithstanding the foregoing, the indemnifying party shall pay as incurred (or within 30 days of presentation) the fees and expenses of the counsel retained by the indemnified party in the event (i) the indemnifying party and the indemnified party shall have mutually agreed to the retention of such counsel, (ii) the named parties to any such proceeding (including any impleaded parties) include both the indemnifying party and the indemnified party and representation of both parties by the same counsel would be inappropriate due to actual or potential differing interests between them or
(iii) the indemnifying party shall have failed to assume the defense and employ counsel acceptable to the indemnified party within a reasonable period of time after notice of commencement of the action. It is understood that the indemnifying party shall not, in connection with any proceeding or related proceedings in the same jurisdiction, be liable for the reasonable fees and expenses of more than one separate firm for all such indemnified parties. Such firm shall be designated in writing by you in the case of parties indemnified pursuant to Section 8(a) and by the Company in the case of parties indemnified pursuant to Section 8(b). The indemnifying party shall not be liable for any settlement of any proceeding effected without its written consent but if settled with such consent or if there be a final judgment for the plaintiff, the indemnifying party agrees to indemnify the indemnified party from and against any loss or liability by reason of such settlement or judgment. In addition, the indemnifying party will not, without the prior written consent of the indemnified party, settle or compromise or consent to the entry of any judgment in any pending or threatened claim, action or proceeding of which indemnification may be sought hereunder (whether or not any indemnified party is an actual or potential party to such claim, action or proceeding) unless such settlement, compromise or consent includes an unconditional release of each indemnified party from all liability arising out of such claim, action or proceeding.

(d) If the indemnification provided for in this Section 8 is unavailable to or insufficient to hold harmless an indemnified party under Section 8(a) or (b) above in respect of any losses, claims, damages or liabilities (or actions or proceedings in respect thereof) referred to therein, then each indemnifying party shall contribute to the amount paid or payable by such indemnified party as a result of such losses, claims, damages or liabilities (or actions or proceedings in respect thereof) in such proportion as is appropriate to reflect the relative benefits received by the Company on the one hand and the Underwriters on the other from the offering of the Units. If, however, the allocation provided by the immediately preceding sentence is not permitted by applicable law then each indemnifying party shall contribute to such amount paid or payable by such indemnified party in such proportion as is appropriate to reflect not only such relative benefits but also the relative fault of the Company on the one hand and the Underwriters on the other in connection with the statements or omissions which resulted in such losses, claims, damages or liabilities, (or actions or proceedings in respect thereof), as well as any other relevant equitable considerations. The relative benefits received by the Company on the one hand and the Underwriters on the other shall be deemed to be in the same proportion as the total net proceeds from the offering (before deducting expenses) received by the Company bears to the total underwriting discounts and commissions received by the Underwriters, in each case as set forth in the table on the cover page of the Prospectus. The relative fault shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the Company on the one hand or the Underwriters on the other and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission.

         The Company and the Underwriters agree that it would not be just and equitable if contributions pursuant to this Section 8(d) were determined by pro rata allocation (even if the Underwriters were treated as one entity for such purpose) or by any other method of allocation which does not take account of the equitable considerations referred to above in this Section 8(d). The amount paid or payable by an indemnified party as a result of the losses, claims, damages or liabilities (or actions or proceedings in respect thereof) referred to above in this Section 8(d) shall be deemed to include any legal or other expenses reasonably incurred by such indemnified party in connection with investigating or defending any such action or claim. Notwithstanding the provisions of this
Section 8(d), (i) no Underwriter shall be required to contribute any amount in excess of the underwriting discounts and commissions applicable to the Units purchased by such Underwriter, and (ii) no person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation. The Underwriters' obligations in this Section 8(d) to contribute are several in proportion to their respective underwriting obligations and not joint.

(e) In any proceeding relating to the Registration Statement, any Preliminary Prospectus, the Prospectus or any supplement or amendment thereto, each party against whom contribution may be sought under this Section 8 hereby consents to the jurisdiction of any court having jurisdiction over any other contributing party, agrees that process issuing from such court may be served upon him or it by any other contributing party and consents to the service of such process and agrees that any other contributing party may join him or it as an additional defendant in any such proceeding in which such other contributing party is a party.

(f) Any losses, claims, damages, liabilities or expenses for which an indemnified party is entitled to indemnification or contribution under this
Section 8 shall be paid by the indemnifying party to the indemnified party as such losses, claims, damages, liabilities or expenses are incurred. The indemnity and contribution agreements contained in this Section 8 and the representations and warranties of the Company set forth in this Agreement shall remain operative and in full force and effect, regardless of (i) any investigation made by or on behalf of any Underwriter or any person controlling any Underwriter, the Company, its directors or officers or any persons controlling the Company, (ii) acceptance of any Units and payment therefor hereunder, and (iii) any termination of this Agreement. A successor to any Underwriter, or to the Company, its directors or officers, or any person controlling the Company, shall be entitled to the benefits of the indemnity, contribution and reimbursement agreements contained in this Section 8.

9. Default by Underwriters. If on the Closing Date or the Option Closing Date, as the case may be, any Underwriter shall fail to purchase and pay for the portion of the Units which such Underwriter has agreed to purchase and pay for on such date (otherwise than by reason of any default on the part of the Company), you, as Representative of the Underwriters, shall use reasonable efforts to procure within 36 hours thereafter one or more of the other Underwriters, or any others, to purchase from the Company such amounts as may be agreed upon and upon the terms set forth herein, the Firm Units or Option Units, as the case may be, which the defaulting Underwriter or Underwriters failed to purchase. If during such 36 hours you, as such Representative, shall not have procured such other Underwriters, or any others, to purchase the Firm Units or Option Units, as the case may be, agreed to be purchased by the defaulting Underwriter or Underwriters, then (a) if the aggregate number of Units with respect to which such default shall occur does not exceed 10% of the Firm Units or Option Units, as the case may be, covered hereby, the other Underwriters shall be obligated, severally, in proportion to the respective numbers of Firm Units or Option Units, as the case may be, which they are obligated to purchase hereunder, to purchase the Firm Units or Option Units, as the case may be, which such defaulting Underwriter or Underwriters failed to purchase, or (b) if the aggregate number of Firm Units or Option Units, as the case may be, with respect to which such default shall occur exceeds 10% of the Firm Units or Option Units, as the case may be, covered hereby, the Company or you as the Representative of the Underwriters will have the right, by written notice given within the next 36-hour period to the parties to this Agreement, to terminate this Agreement without liability on the part of the non-defaulting Underwriters or of the Company except to the extent provided in Section 8 hereof. In the event of a default by any Underwriter or Underwriters, as set forth in this Section 9, the Closing Date or Option Closing Date, as the case may be, may be postponed for such period, not exceeding seven days, as you, as Representative, may determine in order that the required changes in the Registration Statement or in the Prospectus or in any other documents or arrangements may be effected. The term "Underwriter" includes any person substituted for a defaulting Underwriter. Any action taken under this Section 9 shall not relieve any defaulting Underwriter from liability in respect of any default of such Underwriter under this Agreement.

10. Notices.

         All communications hereunder shall be in writing and, except as otherwise provided herein, will be mailed, delivered, faxed and confirmed as follows:

                  if to the Underwriters, to

                           Paulson Investment Company, Inc.
                           811 SW Naito Parkway
                           Portland, Oregon 97204
                           Facsimile: (503) 243-6018
                           Attention: Chester L.F. Paulson

                           with a copy, which shall not constitute notice, to

                           Stoel Rives LLP
                           900 SW Fifth Avenue, Suite 2300
                           Portland, Oregon 97204
                           Facsimile: (503) 220-2480
                           Attention: John J. Halle

                  if to the Company, to

                           I-Sector Corporation
                           6401 Southwest Freeway
                           Houston, Texas 77074
                           Facsimile: (713) 795-2049
                           Attention: James H. Long

                           with copy, which shall not constitute notice, to

                           Porter & Hedges, L.L.P.
                           700 Louisiana, 35th Floor
                           Houston, Texas 77002
                           Facsimile: (713) 226-0237
                           Attention: Nick D. Nicholas

11. Termination. This Agreement may be terminated by you by notice to the Company as follows:

(a) at any time prior to the earlier of (i) the time the Units are released by you for sale by notice to the Underwriters, or (ii) 11:30 a.m. on the first business day following the date of this Agreement;

(b) at any time prior to the Closing Date if any of the following has occurred:

         (i) since the respective dates as of which information is given in the Registration Statement and the Prospectus, any material adverse change or any development involving a prospective material adverse change in or affecting the condition, financial or otherwise, of the Company, the earnings, business, management, properties, assets, rights, operations, condition (financial or otherwise) or prospects of the Company, whether or not arising in the ordinary course of business,

         (ii) any outbreak or escalation of hostilities or declaration of war or national emergency or other national or international calamity or crisis or change in economic or political conditions if the effect of such outbreak, escalation, declaration, emergency, calamity, crisis or change on the financial markets of the United States would, in your reasonable judgment, make it impracticable to market the Units or to enforce contracts for the sale of the Units,

         (iii) the Dow Jones Industrial Average shall have fallen by 15 percent or more from its closing price on the day immediately preceding the date that the Registration Statement is declared effective by the Commission,

         (iv) suspension of trading in securities generally on the New York Stock Exchange or the AMEX or limitation on prices (other than limitations on hours or numbers of days of trading) for securities on either such Exchange,

         (v) the enactment, publication, decree or other promulgation of any statute, regulation, rule or order of any court or other governmental authority which in your opinion materially and adversely affects or may materially and adversely affect the business or operations of the Company,

         (vi) declaration of a banking moratorium by United States or New York State authorities,

         (vii) any downgrading in the rating of the Company's debt securities by any "nationally recognized statistical rating organization" (as defined for purposes of Rule 436(g) under the Exchange Act);

         (viii) the suspension of trading of the Common Stock or the Warrants by the Commission or AMEX, or

         (ix) the taking of any action by any governmental body or agency in respect of its monetary or fiscal affairs which in your reasonable opinion has a material adverse effect on the securities markets in the United States; or (c) as provided in Sections 6 and 9 of this Agreement.

12. Successors. This Agreement has been and is made solely for the benefit of the Underwriters, the Company and their respective successors, executors, administrators, heirs and assigns, and the officers, directors and controlling persons referred to herein, and no other person will have any right or obligation hereunder. No purchaser of any of the Units from any Underwriter shall be deemed a successor or assign merely because of such purchase.

13. Information Provided by Underwriters. The Company and the Underwriters acknowledge and agree that the only information furnished or to be furnished by any Underwriter to the Company for inclusion in the Prospectus or the Registration Statement consists of the information set forth in the last paragraph on the front cover page (insofar as such information relates to the Underwriters), legends required by Item 502(b) of Regulation S-K under the Act and the information under the caption "Underwriting" in the Prospectus.

14. Miscellaneous. The reimbursement, indemnification and contribution agreements contained in this Agreement and the representations, warranties and covenants in this Agreement shall remain in full force and effect regardless of
(a) any termination of this Agreement, (b) any investigation made by or on behalf of any Underwriter or controlling person thereof, or by or on behalf of the Company or its directors or officers and (c) delivery of and payment for the Units under this Agreement.

         This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. A facsimile copy or other accurate copy of this letter or any counterpart of this letter is binding as an original.


         This Agreement shall be governed by, and construed in accordance with, the laws of the State of Oregon. All disputes relating to this Underwriting Agreement shall be adjudicated before a court located in Multnomah County, Oregon to the exclusion of all other courts that might have jurisdiction.



      (Remainder of page intentionally left blank; signature page follows)

         If the foregoing letter is in accordance with your understanding of our agreement, please sign and return to us the enclosed duplicates hereof, whereupon it will become a binding agreement among the Company and the several Underwriters in accordance with its terms.

                                        Very truly yours,

                                        I-SECTOR CORPORATION


                                        By: /s/ James H. Long
                                            -------------------------------
                                            James H. Long
                                            Chief Executive Officer


         The foregoing Underwriting Agreement is hereby confirmed and accepted as of the date first above written.

                                        PAULSON INVESTMENT COMPANY, INC.
                                        As Representative of the several
                                        Underwriters listed on Schedule I


                                        By: /s/ Lorraine Maxfield
                                            --------------------------------
                                            Name: Lorraine Maxfield
                                            Title: Senior Vice President,
                                                   Corporate Finance

                                   SCHEDULE I

                            Schedule of Underwriters

                                              Number of Firm Units
                                        ----------------------------------
        Underwriter                               to Be Purchased
Paulson Investment Company, Inc.                                   385,000
S.W. Bach & Company                                                 25,000
Pali Capital, Inc.                                                  25,000
Maxim Group LLC                                                     25,000
vFinance Investments, Inc.                                          20,000
Newbridge Securities                                                20,000
                                        -----------------------------------
                                        -----------------------------------
Total                                                              500,000
                                        ===================================

                                                                     Exhibit 1.2
                                    AMENDMENT
                                       TO
                             UNDERWRITING AGREEMENT

                                   May 7, 2004


Paulson Investment Company, Inc.
As Representative of the
   Several Underwriters
811 SW Naito Parkway, Suite 200
Portland, Oregon 97204

Ladies and Gentlemen:

         I-Sector Corporation, a Delaware corporation (the "Company"), and Paulson Investment Company, Inc., as representative of the several underwriters (the "Representative"), entered into that certain underwriting agreement dated May 6, 2004 (the "Underwriting Agreement") relating to the sale to the Underwriters of the Units. All terms capitalized but not defined herein shall have the meanings assigned to them in the Underwriting Agreement.

         Schedule I to the Underwriting Agreement is hereby deleted and replaced with Schedule I hereto.

      (Remainder of page intentionally left blank; signature page follows)

         The foregoing Amendment to the Underwriting Agreement is hereby confirmed and accepted as of the date first above written.

                                        Very truly yours,

                                        I-SECTOR CORPORATION


                                        By:      /s/ James H. Long
                                             James H. Long
                                             Chief Executive Officer


                                        PAULSON INVESTMENT COMPANY, INC.
                                        As Representative of the several
                                        Underwriters listed on Schedule I


                                        By:      /s/ Lorraine Maxfield
                                             Name: Lorraine Maxfield
                                             Title: Senior Vice President,
                                                    Corporate Finance

                                                    SCHEDULE I

                                             Schedule of Underwriters

                                              Number of Firm Units
                                        ----------------------------------
       Underwriter                             to Be Purchased
Paulson Investment Company, Inc.                                   360,000
S.W. Bach & Company                                                 25,000
Pali Capital, Inc.                                                  25,000
I-Bankers Securities Incorporated                                   25,000
Maxim Group LLC                                                     25,000
vFinance Investments, Inc.                                          20,000
Newbridge Securities                                                20,000
                                        -----------------------------------
                                        -----------------------------------
Total                                                              500,000
                                        ===================================

                                                                     EXHIBIT 4.1

NUMBER U-                                                      __________ UNITS
         ---------------------------
CUSIP No.: 45031W206

                              I-SECTOR CORPORATION


         EACH UNIT CONSISTING OF TWO SHARES OF COMMON STOCK AND ONE WARRANT TO PURCHASE ONE SHARE OF COMMON STOCK

THIS CERTIFIES THAT ____________________________ or registered assigns (the "Registered Holder") is the owner of the number of Units specified above.

Each Unit (a "Unit") consists of two (2) shares of common stock, par value $0.01 per share (the "Common Stock"), of I-Sector Corporation, a Delaware corporation (the "Company"), and one (1) redeemable warrant (the "Warrants"). Each Warrant entitles the holder to purchase one (1) share of Common Stock for $16.60 per share (subject to adjustment). The Warrants will become exercisable at any time after they become separately tradable and will expire unless exercised before 5:00 p.m., New York City Time, on May 7, 2009, or earlier upon redemption (the "Expiration Date"). The Common Stock and Warrants comprising the Units represented by this certificate are not transferable separately prior to June 7, 2004, subject to earlier separation in the discretion of Paulson Investment Company, Inc. The Warrants comprising part of the Units are issued under and pursuant to a certain Warrant Agreement, dated as of May 12, 2004, between the Company and American Stock Transfer & Trust Company, as Warrant Agent, and are subject to the terms and provisions contained therein and on the face of the certificates covered thereby, all of which terms and provisions the holder of this certificate consents to by acceptance hereof. The Warrant Agreement provides for adjustment in the number of shares of Common Stock to be delivered upon the exercise of the Warrant evidenced hereby and to the exercise price of such Warrant in certain events therein set forth. Copies of the Warrant Agreement are on file at the office of the Warrant Agent at 59 Maiden Lane, New York, New York 10038, and are available to any Warrant Holder on written request and without cost.

         This certificate is not valid unless countersigned by the Transfer Agent and Registrar of the Company.

         Witness the facsimile seal of the Company and the facsimile signature of its duly authorized officers.



By:

                                     [SEAL]

/s/ James H. Long                           /s/ Jeffrey A. Sylvester
--------------------------------        ----------------------------------
Chairman of the Board                   Secretary

Countersigned:


By: ____________________________
     Authorized Officer

                              I-SECTOR corporation

         The Registered Holder hereby is entitled, at any time, to exchange the Units represented by this Unit Certificate for Common Stock Certificate(s) representing two shares of Common Stock, for each Unit represented by this Unit Certificate and one Warrant Certificate representing one Unit Warrant, for each Unit represented by this Unit Certificate, upon surrender of this Unit Certificate to the Transfer Agent and Registrar together with any documentation required by such agent.

         Reference is made to the Warrant Agreement referred to on the face hereof, and the provisions of such Warrant Agreement shall for all purposes have the same effect as though fully set forth on the face of this Certificate. Copies of the Warrant Agreement may be obtained upon written request from the Transfer Agent and Registrar, American Stock Transfer & Trust Company.

         The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations.

  TEN COM - as tenants in common      UNIF GIFT MIN ACT - ____ Custodian _______
  TEN ENT - as tenants by the entireties                 (Cust)          (Minor)
  JT TEN  - as joint tenants with right of   under Uniform Gifts to Minors Act
            survivorship and not as tenants in common
(State)

                               form of assignment
                       (to be signed only upon assignment)

         For value received, the undersigned Registered Holder
(__________________________)  hereby sells, assigns and transfers unto

PLEASE INSERT SOCIAL SECURITY OR OTHER
IDENTIFYING NUMBER OF REGISTERED HOLDER





(PLEASE PRINT NAME AND ADDRESS, INCLUDING ZIP CODE)


Units represented by the within Certificate, and do hereby irrevocably constitute and appoint Attorney to transfer the said Units on the books of the within named Company will full power of substitution in the premises.

Dated:
      -------------        --------------------------------------------
                           NOTICE:   The  signature  to  this   assignment  must
                           correspond  with  the name of the  Registered  Holder
                           as  specified  upon the face of the Unit  Certificate
                           in  every  particular,   without  alteration  or  any
                           change whatever.

Signature(s) Guaranteed:

The signature(s) should be guaranteed by an eligible institution (banks, stockbrokers, savings and loan associations and credit unions with membership in an approved signature guarantee medallion program), pursuant to S.E.C. rule 17Ad-15.

                                                                     Exhibit 4.2
                                WARRANT AGREEMENT
                                     between
                              I-Sector Corporation
                                       and
                     American Stock Transfer & Trust Company

                             Dated as of May 7, 2004

                                WARRANT AGREEMENT

         This Agreement, dated as of May 7, 2004, is between I-Sector Corporation, a Delaware corporation (the "Company") and American Stock Transfer & Trust Company, a New York corporation (the "Warrant Agent").

                                    RECITALS

         A. The Company, at or about the time that it is entering into this Agreement, proposes to issue and sell to public investors up to 575,000 Units (together with the additional units issuable as provided herein, the "Units"). Each Unit consists of two shares of common stock, $0.01 par value, of the Company (the "Common Stock") and one warrant (a "Warrant"). Each Warrant is exercisable to purchase one share of Common Stock upon the terms and conditions and subject to adjustment in certain circumstances, all as set forth in this Agreement.

         B. The Company proposes to issue to the Representative of the Underwriters in the public offering of Units referred to above warrants to purchase up to 50,000 additional Units.

         C. The Company wishes to retain the Warrant Agent to act on behalf of the Company, and the Warrant Agent is willing so to act, in connection with the issuance, transfer, exchange and replacement of the certificates evidencing the Warrants to be issued under this Agreement (the "Warrant Certificates") and the exercise of the Warrants;

         D. The Company and the Warrant Agent wish to enter into this Agreement to set forth the terms and conditions of the Warrants and the rights of the holders thereof ("Warrantholders") and to set forth the respective rights and obligations of the Company and the Warrant Agent. Each Warrantholder is an intended beneficiary of this Agreement with respect to the rights of Warrantholders herein.

                                    AGREEMENT

         NOW, THEREFORE, in consideration of the premises and the mutual agreements herein set forth, the parties hereto agree as follows:

1. Appointment of Warrant Agent. The Company appoints the Warrant Agent to act as agent for the Company in accordance with the instructions in this Agreement and the Warrant Agent accepts such appointment.

2. Date, Denomination and Execution of Warrant Certificates.

(a) The Warrant Certificates (and the Form of Election to Purchase and the Form of Assignment to be printed on the reverse thereof) shall be in registered form only and shall be substantially of the tenor and purport recited in Exhibit A hereto, and may have such letters, numbers or other marks of identification or designation and such legends, summaries or endorsements printed, lithographed or engraved thereon as the Company may deem appropriate and as are not inconsistent with the provisions of this Agreement, or as may be required to comply with any law, or with any rule or regulation made pursuant thereto, or with any rule or regulation of any stock exchange on which the Common Stock or the Warrants may be listed or any automated quotation system, or to conform to usage. Each Warrant Certificate shall entitle the registered holder thereof, subject to the provisions of this Agreement and of the Warrant Certificate, to purchase, on or after May 7, 2004 and on or before the close of business on May 7, 2009 (the "Expiration Date"), one fully paid and non-assessable share of Common Stock for each Warrant evidenced by such Warrant Certificate for $12.45. The exercise price of the Warrants (the "Exercise Price") is subject to adjustments as provided in Section 6 hereof. Each Warrant Certificate issued as a part of a Unit offered to the public as described in the recitals, above, shall be dated May 7, 2004; each other Warrant Certificate shall be dated the date on which the Warrant Agent receives valid issuance instructions from the Company or a transferring holder of a Warrant Certificate or, if such instructions specify another date, such other date.

(b) For purposes of this Agreement, the term "close of business" on any given date shall mean 5:00 p.m., Eastern time, on such date; provided, however, that if such date is not a business day, it shall mean 5:00 p.m., Eastern time, on the next succeeding business day. For purposes of this Agreement, the term "business day" shall mean any day other than a Saturday, Sunday, or a day on which banking institutions in New York, New York or in the State in which the Warrant Agent maintains the principal office in which it conducts business related to the Warrants are authorized or obligated by law to be closed.

(c) Each Warrant Certificate shall be executed on behalf of the Company by the Chairman of the Board, is Chief Executive Officer, its President or a Vice President, either manually or by facsimile signature printed thereon, and have affixed thereto the Company's seal or a facsimile thereof which shall be attested by the Secretary or an Assistant Secretary of the Company, either manually or by facsimile signature. Each Warrant Certificate shall be countersigned (either manually or by facsimile signature printed thereon) by the Warrant Agent and shall not be valid for any purpose unless so countersigned. In case any officer of the Company who shall have signed any Warrant Certificate shall cease to be such officer of the Company before countersignature by the Warrant Agent and issue and delivery thereof by the Company, such Warrant Certificate, nevertheless, may be countersigned by the Warrant Agent, issued and delivered with the same force and effect as though the person who signed such Warrant Certificate had not ceased to be such officer of the Company.

3. Subsequent Issue of Warrant Certificates. Subsequent to their original issuance, no Warrant Certificates shall be reissued except (i) Warrant Certificates issued upon transfer thereof in accordance with Section 4 hereof,
(ii) Warrant Certificates issued upon any combination, split-up or exchange of Warrant Certificates pursuant to Section 4 hereof, (iii) Warrant Certificates issued in replacement of mutilated, destroyed, lost or stolen Warrant Certificates pursuant to Section 5 hereof, (iv) Warrant Certificates issued upon the partial exercise of Warrant Certificates pursuant to Section 7 hereof, and
(v) Warrant Certificates issued to reflect any adjustment or change in the Exercise Price or the number or kind of shares purchasable thereunder pursuant to Section 22 hereof. The Warrant Agent is hereby irrevocably authorized to countersign and deliver, in accordance with the provisions of said Sections 4, 5, 7 and 22, the new Warrant Certificates required for purposes thereof, and the Company, whenever required by the Warrant Agent, will supply the Warrant Agent with Warrant Certificates duly executed on behalf of the Company for such purposes.

4. Transfers and Exchanges of Warrant Certificates.

(a) The Warrant Agent will keep or cause to be kept books for registration of ownership and transfer of the Warrant Certificates issued hereunder. Such registers shall show the names and addresses of the respective holders of the Warrant Certificates and the kind and number of Warrants evidenced by each such Warrant Certificate.

(b) The Warrant Agent shall, from time to time, register the transfer of any outstanding Warrants upon the books to be maintained by the Warrant Agent for that purpose, upon surrender of the Warrant Certificate evidencing such Warrants, with the Form of Assignment duly filled in and executed with such signature guaranteed by an eligible institution (banks, stockbrokers, savings and loan associations and credit unions with membership in an approved signature guarantee medallion program pursuant to SEC Rule 17Ad-15) or NASD member and such supporting documentation as the Warrant Agent or the Company may reasonably require, to the Warrant Agent at its stock transfer office in Manhattan, New York, at any time on or before the Expiration Date of such Warrant, and upon payment to the Warrant Agent for the account of the Company of an amount equal to any applicable transfer tax. Payment of the amount of such tax may be made in cash, or by certified or official bank check, payable in lawful money of the United States of America to the order of the Company.

(c) Upon receipt of a Warrant Certificate, with the Form of Assignment duly filled in and executed, accompanied by payment of an amount equal to any applicable transfer tax, the Warrant Agent shall promptly cancel the surrendered Warrant Certificate and countersign and deliver to the transferee a new Warrant Certificate for the number of full Warrants transferred to such transferee; provided, however, that in case the registered holder of any Warrant Certificate shall elect to transfer fewer than all of the Warrants evidenced by such Warrant Certificate, the Warrant Agent in addition shall promptly countersign and deliver to such registered holder a new Warrant Certificate or Certificates for the number of full Warrants not so transferred.

(d) Any Warrant Certificate or Certificates may be exchanged at the option of the holder thereof for another Warrant Certificate or Certificates of different denominations, of like tenor and representing in the aggregate the same kind and number of Warrants, upon surrender of such Warrant Certificate or Certificates, with the Form of Assignment duly filled in and executed, to the Warrant Agent, at any time or from time to time after the close of business on the date hereof and prior to the close of business on the Expiration Date relating to such Warrant. The Warrant Agent shall promptly cancel the surrendered Warrant Certificate and deliver the new Warrant Certificate pursuant to the provisions of this Section.

5. Mutilated, Destroyed, Lost or Stolen Warrant Certificates. Upon receipt by the Company and the Warrant Agent of evidence reasonably satisfactory to them of the loss, theft, destruction or mutilation of any Warrant Certificate, and in the case of loss, theft or destruction, of indemnity or security reasonably satisfactory to them, and reimbursement to them of all reasonable expenses incidental thereto, and, in the case of mutilation, upon surrender and cancellation of the Warrant Certificate, the Warrant Agent shall countersign and deliver a new Warrant Certificate of like tenor for the same kind and number of Warrants.

6. Adjustments of Number and Kind of Shares Purchasable and Exercise Price. The number and kind of securities or other property purchasable upon exercise of a Warrant shall be subject to adjustment from time to time upon the occurrence, after the date hereof, of any of the following events:

(a) In case the Company shall (1) pay a dividend in, or make a distribution of, shares of capital stock on its outstanding Common Stock, (2) subdivide its outstanding shares of Common Stock into a greater number of such shares or (3) combine its outstanding shares of Common Stock into a smaller number of such shares, the total number of shares of Common Stock purchasable upon the exercise of each Warrant outstanding immediately prior thereto shall be adjusted so that the holder of any Warrant Certificate thereafter surrendered for exercise shall be entitled to receive at the same aggregate Exercise Price the number of shares of capital stock (of one or more classes) which such holder would have owned or have been entitled to receive immediately following the happening of any of the events described above had such Warrant been exercised in full immediately prior to the record date with respect to such event. Notwithstanding the provisions of the foregoing sentence, and in lieu of any other adjustment, if any dividend or distribution described in clause (1) or any subdivision described in clause (2) of this Section 6(a) results in an increase in the number of outstanding shares of Common Stock that is 50% or greater, the number of Warrants evidenced by each Warrant Certificate shall be adjusted to cause the number of outstanding Warrants to be increased to that whole number (rounding one half upwards) of Warrants that is closest to the number obtained by increasing the number of such Warrants by the same percentage as the increase in the outstanding Common Stock (each Warrant continuing to be exercisable to purchase the number of shares of Common Stock for which it had been exercisable prior to the dividend or subdivision) and the exercise price per share of each Warrant shall be correspondingly reduced. In that event, the Company shall take such action as may be required to cause quotations for the Warrants on each exchange on which the Warrants trade to reflect such increase in the number of outstanding Warrants. Any adjustment made pursuant to this Subsection shall, in the case of a stock dividend or distribution, become effective as of the record date therefor and, in the case of a subdivision or combination, be made as of the effective date thereof. If, as a result of an adjustment made pursuant to this Subsection, the holder of any Warrant Certificate thereafter surrendered for exercise shall become entitled to receive shares of two or more classes of capital stock of the Company, the Board of Directors of the Company (whose determination shall be conclusive and shall be evidenced by a Board resolution filed with the Warrant Agent) shall determine the allocation of the adjusted Exercise Price between or among shares of such classes of capital stock.

(b) In the event of a capital reorganization or a reclassification of the Common Stock (except as provided in Subsection (a) above or Subsection (d) below), any Warrantholder, upon exercise of Warrants, shall be entitled to receive, in substitution for the Common Stock to which he would have become entitled upon exercise immediately prior to such reorganization or reclassification, the shares (of any class or classes) or other securities or property of the Company (or cash) that he would have been entitled to receive at the same aggregate Exercise Price upon such reorganization or reclassification if such Warrants had been exercised immediately prior to the record date with respect to such event; and in any such case, appropriate provision (as determined by the Board of Directors of the Company, whose determination shall be conclusive and shall be evidenced by a certified Board resolution filed with the Warrant Agent) shall be made for the application of this Section 6 with respect to the rights and interests thereafter of the Warrantholders (including but not limited to the allocation of the Exercise Price between or among shares of classes of capital stock), to the end that this Section 6 (including the adjustments of the number of shares of Common Stock or other securities purchasable and the Exercise Price thereof) shall thereafter be reflected, as nearly as reasonably practicable, in all subsequent exercises of the Warrants for any shares or securities or other property (or cash) thereafter deliverable upon the exercise of the Warrants.

(c) Whenever the number of shares of Common Stock or other securities purchasable upon exercise of a Warrant is adjusted as provided in this Section 6, the Company will promptly file with the Warrant Agent a certificate signed by a Chairman or co-Chairman of the Board or the President or a Vice President of the Company and by the Treasurer or Chief Financial Officer or an Assistant Treasurer or the Secretary or an Assistant Secretary of the Company setting forth the number and kind of securities or other property purchasable upon exercise of a Warrant, as so adjusted, stating that such adjustments in the number or kind of shares or other securities or property conform to the requirements of this Section 6, and setting forth a brief statement of the facts accounting for such adjustments. Promptly after receipt of such certificate, the Company, or the Warrant Agent at the Company's request, will deliver, by first-class, postage prepaid mail, a brief summary thereof (to be supplied by the Company) to the registered holders of the outstanding Warrant Certificates; provided, however, that failure to file or to give any notice required under this Subsection, or any defect therein, shall not affect the legality or validity of any such adjustments under this Section 6; and provided, further, that, where appropriate, such notice may be given in advance and included as part of the notice required to be given pursuant to Section 12 hereof.

(d) In case of any consolidation of the Company with, or merger of the Company into, another corporation (other than a consolidation or merger which does not result in any reclassification or change of the outstanding Common Stock), or in case of any sale or conveyance to another corporation of the property of the Company as an entirety or substantially as an entirety, the corporation formed by such consolidation or merger or the corporation which shall have acquired such assets, as the case may be, shall execute and deliver to the Warrant Agent a supplemental warrant agreement providing that the holder of each Warrant then outstanding shall have the right thereafter (until the expiration of such Warrant) to receive, upon exercise of such Warrant, solely the kind and amount of shares of stock and other securities and property (or cash) receivable upon such consolidation, merger, sale or transfer by a holder of the number of shares of Common Stock of the Company for which such Warrant might have been exercised immediately prior to such consolidation, merger, sale or transfer. Such supplemental warrant agreement shall provide for adjustments which shall be as nearly equivalent as may be practicable to the adjustments provided in this Section. The above provision of this Subsection shall similarly apply to successive consolidations, mergers, sales or transfers.

         The Warrant Agent shall not be under any responsibility to determine the correctness of any provision contained in any such supplemental warrant agreement relating to either the kind or amount of shares of stock or securities or property (or cash) purchasable by holders of Warrant Certificates upon the exercise of their Warrants after any such consolidation, merger, sale or transfer or of any adjustment to be made with respect thereto, but subject to the provisions of Section 20 hereof, may accept as conclusive evidence of the correctness of any such provisions, and shall be protected in relying upon, a certificate of a firm of independent certified public accountants (who may be the accountants regularly employed by the Company) with respect thereto.

(e) Irrespective of any adjustments in the number or kind of shares issuable upon exercise of Warrants, Warrant Certificates theretofore or thereafter issued may continue to express the same price and number and kind of shares as are stated in the similar Warrant Certificates initially issuable pursuant to this Warrant Agreement.

(f) The Company may retain a firm of independent public accountants of recognized standing, which may be the firm regularly retained by the Company, selected by the Board of Directors of the Company or the Executive Committee of said Board, and not disapproved by the Warrant Agent, to make any computation required under this Section, and a certificate signed by such firm shall, in the absence of fraud or gross negligence, be conclusive evidence of the correctness of any computation made under this Section.

(g) For the purpose of this Section, the term "Common Stock" shall mean (i) the Common Stock or (ii) any other class of stock resulting from successive changes or reclassifications of such Common Stock consisting solely of changes in par value, or from par value to no par value, or from no par value to par value. In the event that at any time as a result of an adjustment made pursuant to this Section, the holder of any Warrant thereafter surrendered for exercise shall become entitled to receive any shares of capital stock of the Company other than shares of Common Stock, thereafter the number of such other shares so receivable upon exercise of any Warrant shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Common Stock contained in this Section, and all other provisions of this Agreement, with respect to the Common Stock, shall apply on like terms to any such other shares.

(h) The Company may, from time to time and to the extent permitted by law, reduce the Exercise Price of the Warrants by any amount for a period of not less than 20 days. If the Company so reduces the Exercise Price of such Warrants, it will give not less than 15 days' notice of such decrease, which notice may be in the form of a press release, and shall take such other steps as may be required under applicable law in connection with any offers or sales of securities at the reduced price.

7. Exercise and Redemption of Warrants. Unless the Warrants have been redeemed as provided in this Section 7, the registered holder of any Warrant Certificate may exercise the Warrants evidenced thereby, in whole at any time or in part from time to time at or prior to the close of business, on the Expiration Date relating to such Warrant, subject to the provisions of Section 8, at which time the Warrant Certificates shall be and become wholly void and of no value. Warrants may be exercised by their holders or redeemed by the Company as follows:

(a) Exercise of Warrants shall be accomplished upon surrender of the Warrant Certificate evidencing such Warrants, with the Form of Election to Purchase on the reverse side thereof duly filled in and executed, to the Warrant Agent at its stock transfer office in Manhattan, New York, together with payment to the Company of the Exercise Price (as of the date of such surrender) of the Warrants then being exercised and an amount equal to any applicable transfer tax and, if requested by the Company, any other taxes or governmental charges which the Company may be required by law to collect in respect of such exercise. Payment of the Exercise Price and other amounts may be made by wire transfer of good funds, or by certified or bank cashier's check, payable in lawful money of the United States of America to the order of the Company. No adjustment shall be made for any cash dividends, whether paid or declared, on any securities issuable upon exercise of a Warrant.

(b) Upon receipt of a Warrant Certificate, with the Form of Election to Purchase duly filled in and executed, accompanied by payment of the Exercise Price of the Warrants being exercised (and of an amount equal to any applicable taxes or government charges as aforesaid), the Warrant Agent shall promptly request from the Transfer Agent with respect to the securities to be issued and deliver to or upon the order of the registered holder of such Warrant Certificate, in such name or names as such registered holder may designate, a certificate or certificates for the number of full shares of the securities to be purchased, together with cash made available by the Company pursuant to Section 8 hereof in respect of any fraction of a share of such securities otherwise issuable upon such exercise. If the Warrant is then exercisable to purchase property other than securities, the Warrant Agent shall take appropriate steps to cause such property to be delivered to or upon the order of the registered holder of such Warrant Certificate. In addition, if it is required by law and upon instruction by the Company, the Warrant Agent will deliver to each Warrantholder a prospectus which complies with the provisions of Section 10 of the Securities Act of 1933 and the Company agrees to supply Warrant Agent with sufficient number of prospectuses to effectuate that purpose.

(c) In case the registered holder of any Warrant Certificate shall exercise fewer than all of the Warrants evidenced by such Warrant Certificate, the Warrant Agent shall promptly countersign and deliver to the registered holder of such Warrant Certificate, or to his duly authorized assigns, a new Warrant Certificate or Certificates evidencing the number of Warrants that were not so exercised.

(d) Each person in whose name any certificate for securities is issued upon the exercise of Warrants shall for all purposes be deemed to have become the holder of record of the securities represented thereby as of, and such certificate shall be dated, the date upon which the Warrant Certificate was duly surrendered in proper form and payment of the Exercise Price (and of any applicable taxes or other governmental charges) was made; provided, however, that if the date of such surrender and payment is a date on which the stock transfer books of the Company are closed, such person shall be deemed to have become the record holder of such shares as of, and the certificate for such shares shall be dated, the next succeeding business day on which the stock transfer books of the Company are open (whether before, on or after the Expiration Date relating to such Warrant) and the Warrant Agent shall be under no duty to deliver the certificate for such shares until such date. The Company covenants and agrees that it shall not cause its stock transfer books to be closed for a period of more than 20 consecutive business days except upon consolidation, merger, sale of all or substantially all of its assets, dissolution or liquidation or as otherwise provided by law.

(e) At any time after the date that is six months after the date of this Warrant Agreement, the Warrants outstanding at the time of a redemption may be redeemed at the option of the Company, in whole or in part on a pro-rata basis, by giving not less than 30 days prior notice as provided in Section 7(f) below, which notice may not be given before, but may be given at any time after, the last reported sale price of the Common Stock on the principal exchange on which it is then traded has equaled or exceeded $16.60 per share on each of five consecutive trading days. The price at which Warrants may be redeemed (the "Redemption Price") is $0.25 per Warrant. On and after the redemption date the holders of record of redeemed Warrants shall be entitled to payment of the Redemption Price upon surrender of such redeemed Warrants to the Company at the office of the Warrant Agent designated for that purpose.

(f) Notice of redemption of Warrants shall be given at least 30 days prior to the redemption date by mailing by first class mail, postage prepaid, a copy of such notice to the Warrant Agent and to all of the holders of record of Warrants at their respective addresses appearing on the books or transfer records of the Company or such other address designated in writing by the holder of record to the Warrant Agent not less than 40 days prior to the redemption date.

(g) From and after the redemption date, all rights of the Warrantholders (except the right to receive the Redemption Price) shall terminate, but only if (i) no later than one day prior to the redemption date the Company shall have irrevocably deposited with the Warrant Agent as paying agent a sufficient amount to pay on the redemption date the Redemption Price for all Warrants called for redemption and (ii) the notice of redemption shall have stated the name and address of the Warrant Agent and the intention of the Company to deposit such amount with the Warrant Agent no later than one day prior to the redemption date.

(h) On the Redemption Date, the Warrant Agent shall pay to the holders of record of redeemed Warrants all monies received by the Warrant Agent for the redemption of Warrants to which the holders of record of such redeemed Warrants who shall have surrendered their Warrants are entitled. The Warrant Agent shall have no obligation to pay for the redemption of the warrants except to the extent that funds for such payment have been provided to it by the Company.

(i) Any amounts deposited with the Warrant Agent that are not required for redemption of Warrants may be withdrawn by the Company. Any amounts deposited with the Warrant Agent that shall be unclaimed after six months after the redemption date shall be redelivered back to the Company, and thereafter the holders of the Warrants called for redemption for which such funds were deposited shall look solely to the Company for payment. The Company shall be entitled to the interest, if any, on funds deposited with the Warrant Agent and the holders of redeemed Warrants shall have no right to any such interest. At the instruction of the Company, the Warrant agent shall deposit or invest any and all funds deposited with it by the Company in connection with any redemption in interest bearing accounts with a financial institution or institutions typically used by the Warrant Agent for such purpose, and the Warrant Agent shall have no liability with respect to the performance of any such investments other than, in the case of funds deposited in accounts maintained by the Warrant Agent, the liability of the Warrant Agent to its depositors in such accounts, generally.

(j) If the Company fails to make a sufficient deposit with the Warrant Agent as provided above, the holder of any Warrants called for redemption may at the option of the holder, and as such holder's exclusive remedy, either (i) by notice to the Company declare the notice of redemption a nullity as to such holder, or (ii) maintain an action against the Company for the Redemption Price. If the holder brings such an action, the Company will pay reasonable attorneys' fees of the holder. If the holder fails to bring an action against the Company for the Redemption Price within 60 days after the redemption date, the holder shall be deemed to have elected to declare the notice of redemption to be a nullity as to such holder and such notice shall be without any force or effect as to such holder. Except as otherwise specifically provided in this Section 7(j), a notice of redemption, once mailed by the Company as provided in Section 7(f) shall be irrevocable.

8. Fractional Interests. The Company shall not be required to issue any Warrant Certificate evidencing a fraction of a Warrant or to issue fractions of shares of securities on the exercise of the Warrants. If any fraction (calculated to the nearest one-hundredth) of a Warrant or a share of securities would, except for the provisions of this Section, be issuable on the exercise of any Warrant, the Company shall, at its option, either purchase such fraction for an amount in cash equal to the current value of such fraction computed on the basis of the closing market price (as quoted on the principal exchange on which the Common Stock is traded) on the trading day immediately preceding the day upon which such Warrant Certificate was surrendered for exercise in accordance with Section 7 hereof or issue the required fractional Warrant or share. By accepting a Warrant Certificate, the holder thereof expressly waives any right to receive a Warrant Certificate evidencing any fraction of a Warrant or to receive any fractional share of securities upon exercise of a Warrant, except as expressly provided in this Section 8.

9. Reservation of Equity Securities. The Company covenants that it will at all times reserve and keep available, free from any pre-emptive rights, out of its authorized and unissued equity securities, solely for the purpose of issue upon exercise of the Warrants, such number of shares of equity securities of the Company as shall then be issuable upon the exercise of all outstanding Warrants ("Equity Securities"). The Company covenants that all Equity Securities which shall be so issuable shall, upon such issue, be duly authorized, validly issued, fully paid and non-assessable.

         The Company covenants that if any equity securities, required to be reserved for the purpose of issue upon exercise of the Warrants hereunder, require registration with or approval of any governmental authority under any federal or state law before such shares may be issued upon exercise of Warrants, the Company will use all commercially reasonable efforts to cause such securities to be duly registered, or approved, as the case may be, and, to the extent practicable, take all such action in anticipation of and prior to the exercise of the Warrants, including, without limitation, filing or maintaining an appropriate registration statement, necessary to permit a public offering of the securities underlying the Warrants at any and all times during the term of this Agreement, provided, however, that in no event shall such securities be issued, and the Company is authorized to refuse to honor the exercise of any Warrant, if such exercise would result in the opinion of the Company's Board of Directors, upon advice of counsel, in the violation of any law; and provided further that, in the case of a Warrant exercisable solely for securities listed on a securities exchange or for which there are at least three independent market makers, in lieu of obtaining such registration or approval, the Company may elect to redeem Warrants submitted to the Warrant Agent for exercise for a price equal to the difference between the aggregate low asked price, or closing price, as the case may be, of the securities for which such Warrant is exercisable on the date of such submission and the Exercise Price of such Warrants; in the event of such redemption, the Company will pay to the holder of such Warrants the above-described redemption price in cash within 10 business days after receipt of notice from the Warrant Agent that such Warrants have been submitted for exercise.

10. Reduction of Conversion Price Below Par Value. Before taking any action that would cause an adjustment pursuant to Section 6 hereof reducing the portion of the Exercise Price required to purchase one share of capital stock below the then par value (if any) of a share of such capital stock, the Company will use its best efforts to take any corporate action which, in the opinion of its counsel, may be necessary in order that the Company may validly and legally issue fully paid and non-assessable shares of such capital stock.

11. Payment of Taxes. The Company covenants and agrees that it will pay when due and payable any and all federal and state documentary stamp and other original issue taxes which may be payable in respect of the original issuance of the Warrant Certificates, or any shares of Common Stock or other securities upon the exercise of Warrants. The Company shall not, however, be required (a) to pay any tax which may be payable in respect of any transfer involved in the transfer and delivery of Warrant Certificates or the issuance or delivery of certificates for Common Stock or other securities in a name other than that of the registered holder of the Warrant Certificate surrendered for purchase or (b) to issue or deliver any certificate for shares of Common Stock or other securities upon the exercise of any Warrant Certificate until any such tax shall have been paid, all such tax being payable by the holder of such Warrant Certificate at the time of surrender.

12. Notice of Certain Corporate Action. In case the Company after the date hereof shall propose (a) to offer to the holders of Common Stock, generally, rights to subscribe to or purchase any additional shares of any class of its capital stock, any evidences of its indebtedness or assets, or any other rights or options or (b) to effect any reclassification of Common Stock (other than a reclassification involving merely the subdivision or combination of outstanding shares of Common Stock) or any capital reorganization, or any consolidation or merger to which the Company is a party and for which approval of any stockholders of the Company is required, or any sale, transfer or other disposition of its property and assets substantially as an entirety, or the liquidation, voluntary or involuntary dissolution or winding-up of the Company, then, in each such case, the Company shall file with the Warrant Agent and the Company, or the Warrant Agent on its behalf, shall mail (by first-class, postage prepaid mail) to all registered holders of the Warrant Certificates notice of such proposed action, which notice shall specify the date on which the books of the Company shall close or a record be taken for such offer of rights or options, or the date on which such reclassification, reorganization, consolidation, merger, sale, transfer, other disposition, liquidation, voluntary or involuntary dissolution or winding-up shall take place or commence, as the case may be, and which shall also specify any record date for determination of holders of Common Stock entitled to vote thereon or participate therein and shall set forth such facts with respect thereto as shall be reasonably necessary to indicate any adjustments in the Exercise Price and the number or kind of shares or other securities purchasable upon exercise of Warrants which will be required as a result of such action. Such notice shall be filed and mailed in the case of any action covered by clause (a) above, at least ten days prior to the record date for determining holders of the Common Stock for purposes of such action or, if a record is not to be taken, the date as of which the holders of shares of Common Stock of record are to be entitled to such offering; and, in the case of any action covered by clause (b) above, at least 20 days prior to the earlier of the date on which such reclassification, reorganization, consolidation, merger, sale, transfer, other disposition, liquidation, voluntary or involuntary dissolution or winding-up is expected to become effective and the date on which it is expected that holders of shares of Common Stock of record on such date shall be entitled to exchange their shares for securities or other property deliverable upon such reclassification, reorganization, consolidation, merger, sale, transfer, other disposition, liquidation, voluntary or involuntary dissolution or winding-up.

         Failure to give any such notice or any defect therein shall not affect the legality or validity of any transaction listed in this Section 12.

13. Disposition of Proceeds on Exercise of Warrant Certificates, etc. The Warrant Agent shall account promptly to the Company with respect to Warrants exercised and concurrently pay to the Company all moneys received by the Warrant Agent for the purchase of securities or other property through the exercise of such Warrants.

         The Warrant Agent shall keep copies of this Agreement available for inspection by Warrantholders during normal business hours at its stock transfer office. Copies of this Agreement may be obtained upon written request addressed to the Warrant Agent at its stock transfer office in Manhattan, New York.

14. Warrantholder Not Deemed a Stockholder. No Warrantholder, as such, shall be entitled to vote, receive dividends or be deemed the holder of Common Stock or any other securities of the Company which may at any time be issuable on the exercise of the Warrants represented thereby for any purpose whatever, nor shall anything contained herein or in any Warrant Certificate be construed to confer upon any Warrantholder, as such, any of the rights of a stockholder of the Company or any right to vote for the election of directors or upon any matter submitted to stockholders at any meeting thereof, or to give or withhold consent to any corporate action (whether upon any recapitalization, issuance of stock, reclassification of stock, change of par value or change of stock to no par value, consolidation, merger, conveyance or otherwise), or to receive notice of meetings or other actions affecting stockholders (except as provided in Section 12 hereof), or to receive dividend or subscription rights, or otherwise, until such Warrant Certificate shall have been exercised in accordance with the provisions hereof and the receipt of the Exercise Price and any other amounts payable upon such exercise by the Warrant Agent.

15. Right of Action. All rights of action in respect to this Agreement are vested in the respective registered holders of the Warrant Certificates; and any registered holder of any Warrant Certificate, without the consent of the Warrant Agent or of any other holder of a Warrant Certificate, may, in his own behalf for his own benefit, enforce, and may institute and maintain any suit, action or proceeding against the Company suitable to enforce, or otherwise in respect of, his right to exercise the Warrants evidenced by such Warrant Certificate, for the purchase of shares of the Common Stock in the manner provided in the Warrant Certificate and in this Agreement.

16. Agreement of Holders of Warrant Certificates. Every holder of a Warrant Certificate by accepting the same consents and agrees with the Company, the Warrant Agent and with every other holder of a Warrant Certificate that:

(a) the Warrant Certificates are transferable on the registry books of the Warrant Agent only upon the terms and conditions set forth in this Agreement; and

(b) the Company and the Warrant Agent may deem and treat the person in whose name the Warrant Certificate is registered as the absolute owner of the Warrant (notwithstanding any notation of ownership or other writing thereon made by anyone other than the Company or the Warrant Agent) for all purposes whatever and neither the Company nor the Warrant Agent shall be affected by any notice to the contrary.

17. Cancellation of Warrant Certificates. In the event that the Company shall purchase or otherwise acquire any Warrant Certificate or Certificates after the issuance thereof, such Warrant Certificate or Certificates shall thereupon be delivered to the Warrant Agent and be canceled by it and retired. The Warrant Agent shall also cancel any Warrant Certificate delivered to it for exercise, in whole or in part, or delivered to it for transfer, split-up, combination or exchange. Warrant Certificates so canceled shall be retained by the Warrant Agent as required by law..

18. Concerning the Warrant Agent. The Company agrees to pay to the Warrant Agent from time to time, on demand of the Warrant Agent, reasonable compensation for all services rendered by it hereunder and also its reasonable expenses, including counsel fees, and other disbursements incurred in the administration and execution of this Agreement and the exercise and performance of its duties hereunder. The Company also agrees to indemnify the Warrant Agent for, and to hold it harmless against, any loss, liability or expense, incurred without gross negligence, bad faith or willful misconduct on the part of the Warrant Agent, arising out of or in connection with the acceptance and administration of this Agreement.

19. Merger or Consolidation or Change of Name of Warrant Agent. Any corporation into which the Warrant Agent may be merged or with which it may be consolidated, or any corporation resulting from any merger or consolidation to which the Warrant Agent shall be a party, or any corporation succeeding to the corporate trust business of the Warrant Agent, shall be the successor to the Warrant Agent hereunder without the execution or filing of any paper or any further act on the part of any of the parties hereto, provided that such corporation would be eligible for appointment as a successor warrant agent under the provisions of
Section 21 hereof. In case at the time such successor to the Warrant Agent shall succeed to the agency created by this Agreement, any of the Warrant Certificates shall have been countersigned but not delivered, any such successor to the Warrant Agent may adopt the countersignature of the original Warrant Agent and deliver such Warrant Certificates so countersigned; and in case at that time any of the Warrant Certificates shall not have been countersigned, any successor to the Warrant Agent may countersign such Warrant Certificates either in the name of the predecessor Warrant Agent or in the name of the successor Warrant Agent; and in all such cases such Warrant Certificates shall have the full force provided in the Warrant Certificates and in this Agreement.

         In case at any time the name of the Warrant Agent shall be changed and at such time any of the Warrant Certificates shall have been countersigned but not delivered, the Warrant Agent may adopt the countersignature under its prior name and deliver Warrant Certificates so countersigned; and in case at that time any of the Warrant Certificates shall not have been countersigned, the Warrant Agent may countersign such Warrant Certificates either in its prior name or in its changed name; and in all such cases such Warrant Certificates shall have the full force provided in the Warrant Certificates and in this Agreement.

20. Duties of Warrant Agent. The Warrant Agent undertakes the duties and obligations imposed by this Agreement upon the following terms and conditions, by all of which the Company and the holders of Warrant Certificates, by their acceptance thereof, shall be bound:

(a) The Warrant Agent may consult with counsel satisfactory to it (who may be counsel for the Company), and the opinion of such counsel shall be full and complete authorization and protection to the Warrant Agent as to any action taken, suffered or omitted by it in good faith and in accordance with such opinion; provided, however, that the Warrant Agent shall have exercised reasonable care in the selection of such counsel. Fees and expenses of such counsel, to the extent reasonable, shall be paid by the Company.

(b) Whenever in the performance of its duties under this Agreement, the Warrant Agent shall deem it necessary or desirable that any fact or matter be proved or established by the Company prior to taking or suffering any action hereunder, such fact or matter (unless other evidence in respect thereof be herein specifically prescribed) may be deemed to be conclusively proved and established by a certificate signed by a Chairman or co-Chairman of the Board, the Chief Executive Officer, the President or a Vice President or the Secretary of the Company and delivered to the Warrant Agent; and such certificate shall be full authorization to the Warrant Agent for any action taken or suffered in good faith by it under the provisions of this Agreement in reliance upon such certificate.

(c) The Warrant Agent shall be liable hereunder only for its own gross negligence, bad faith or willful misconduct.

(d) The Warrant Agent shall not be liable for or by reason of any of the statements of fact or recitals contained in this Agreement or in the Warrant Certificates (except its countersignature on the Warrant Certificates and such statements or recitals as describe the Warrant Agent or action taken or to be taken by it) or be required to verify the same, but all such statements and recitals are and shall be deemed to have been made by the Company only.

(e) The Warrant Agent shall not be under any responsibility in respect of the validity of this Agreement or the execution and delivery hereof (except the due execution hereof by the Warrant Agent) or in respect of the validity or execution of any Warrant Certificate (except its countersignature thereof); nor shall it be responsible for any breach by the Company of any covenant or condition contained in this Agreement or in any Warrant Certificate; nor shall it be responsible for the making of any change in the number of shares of Common Stock for which a Warrant is exercisable required under the provisions of
Section 6 or responsible for the manner, method or amount of any such change or the ascertaining of the existence of facts that would require any such adjustment or change (except with respect to the exercise of Warrant Certificates after actual notice of any adjustment of the Exercise Price); nor shall it by any act hereunder be deemed to make any representation or warranty as to the authorization or reservation of any shares of Common Stock to be issued pursuant to this Agreement or any Warrant Certificate or as to whether any shares of Common Stock will, when issued, be validly issued, fully paid and non-assessable.

(f) The Warrant Agent shall be under no obligation to institute any action, suit or legal proceeding or take any other action likely to involve expense unless the Company or one or more registered holders of Warrant Certificates shall furnish the Warrant Agent with reasonable security and indemnity for any costs and expenses which may be incurred. All rights of action under this Agreement or under any of the Warrants may be enforced by the Warrant Agent without the possession of any of the Warrants or the production thereof at any trial or other proceeding relative thereto, and any such action, suit or proceeding instituted by the Warrant Agent shall be brought in its name as Warrant Agent, and any recovery of judgment shall be for the ratable benefit of the registered holders of the Warrant Certificates, as their respective rights or interests may appear.

(g) The Warrant Agent and any stockholder, director, officer or employee of the Warrant Agent may buy, sell or deal in any of the Warrants or other securities of the Company or become pecuniarily interested in any transaction in which the Company may be interested, or contract with or lend money to or otherwise act as fully and freely as though it were not Warrant Agent under this Agreement. Nothing herein shall preclude the Warrant Agent from acting in any other capacity for the Company or for any other legal entity.

(h) The Warrant Agent is hereby authorized and directed to accept instructions with respect to the performance of its duties hereunder from a Chairman or co-Chairman of the Board, the President, the Chief Financial Officer, a Vice President or the Secretary of the Company, and to apply to such officers for advice or instructions in connection with the Warrant Agent's duties, and it shall not be liable for any action taken or suffered or omitted by it in good faith in accordance with instructions of any such officer.

(i) The Warrant Agent will not be responsible for any failure of the Company to comply with any of the covenants contained in this Agreement or in the Warrant Certificates to be complied with by the Company.

(j) The Warrant Agent may execute and exercise any of the rights or powers hereby vested in it or perform any duty hereunder either itself or by or through its attorneys, agents or employees and the Warrant Agent shall not be answerable or accountable for any act, default, neglect or misconduct of any such attorneys, agents or employees or for any loss to the Company resulting from such neglect or misconduct; provided, however, that reasonable care shall have been exercised in the selection and continued employment of such attorneys, agents and employees.

(k) The Warrant Agent will not incur any liability or responsibility to the Company or to any holder of any Warrant Certificate for any action taken, or any failure to take action, in reliance on any notice, resolution, waiver, consent, order, certificate, or other paper, document or instrument reasonably believed by the Warrant Agent to be genuine and to have been signed, sent or presented by the proper party or parties.

(l) The Warrant Agent will act hereunder solely as agent of the Company in a ministerial capacity, and its duties will be determined solely by the provisions hereof. The Warrant Agent will not be liable for anything which it may do or refrain from doing in connection with this Agreement except for its own gross negligence, bad faith or willful conduct.

21. Change of Warrant Agent. The Warrant Agent may resign and be discharged from its duties under this Agreement upon 30 days' prior notice in writing mailed, by registered or certified mail, to the Company. The Company may remove the Warrant Agent or any successor warrant agent upon 30 days' prior notice in writing, mailed to the Warrant Agent or successor warrant agent, as the case may be, by registered or certified mail. If the Warrant Agent shall resign or be removed or shall otherwise become incapable of acting, the Company shall appoint a successor to the Warrant Agent and shall, within 15 days following such appointment, give notice thereof in writing to each registered holder of the Warrant Certificates. If the Company shall fail to make such appointment within a period of 15 days after giving notice of such removal or after it has been notified in writing of such resignation or incapacity by the resigning or incapacitated Warrant Agent, then the Company agrees to perform the duties of the Warrant Agent hereunder until a successor Warrant Agent is appointed. After appointment and execution of a copy of this Agreement in effect at that time, the successor Warrant Agent shall be vested with the same powers, rights, duties and responsibilities as if it had been originally named as Warrant Agent without further act or deed; but the former Warrant Agent shall deliver and transfer to the successor Warrant Agent, within a reasonable time, any property at the time held by it hereunder, and execute and deliver any further assurance, conveyance, act or deed necessary for the purpose. Failure to give any notice provided for in this Section, however, or any defect therein shall not affect the legality or validity of the resignation or removal of the Warrant Agent or the appointment of the successor warrant agent, as the case may be.

22. Issuance of New Warrant Certificates. Notwithstanding any of the provisions of this Agreement or the several Warrant Certificates to the contrary, the Company may, at its option, issue new Warrant Certificates in such form as may be approved by its Board of Directors to reflect any adjustment or change in the Exercise Price or the number or kind of shares purchasable under the several Warrant Certificates made in accordance with the provisions of this Agreement.

23. Notices. Notice or demand pursuant to this Agreement to be given or made on the Company by the Warrant Agent or by the registered holder of any Warrant Certificate shall be sufficiently given or made if sent by first-class or registered mail, postage prepaid, addressed (until another address is filed in writing by the Company with the Warrant Agent) as follows:

         I-Sector Corporation
         6401 Southwest Freeway
         Houston, TX  77074
         Attention: Chief Financial Officer

         Subject to the provisions of Section 21, any notice pursuant to this Agreement to be given or made by the Company or by the holder of any Warrant Certificate to or on the Warrant Agent shall be sufficiently given or made if sent by first-class or registered mail, postage prepaid, addressed (until another address is filed in writing by the Warrant Agent with the Company) as follows:

         American Stock Transfer & Trust Company
         59 Maiden Lane, Plaza Level
         New York, NY  10038
         Attention: Executive Vice President

         Any notice or demand authorized to be given or made to the registered holder of any Warrant Certificate under this Agreement shall be sufficiently given or made if sent by first-class or registered mail, postage prepaid, to the last address of such holder as it shall appear on the registers maintained by the Warrant Agent.

24. Modification of Agreement. The Warrant Agent may, without the consent or concurrence of the Warrantholders, by supplemental agreement or otherwise, concur with the Company in making any changes or corrections in this Agreement that the Warrant Agent shall have been advised by counsel (who may be counsel for the Company) are necessary or desirable to cure any ambiguity or to correct any defective or inconsistent provision or clerical omission or mistake or manifest error herein contained, or to make any other provisions in regard to matters or questions arising hereunder and which shall not be inconsistent with the provisions of the Warrant Certificates and which shall not materially and adversely affect the interests of the Warrantholders. As of the date hereof, this Agreement contains the entire and only agreement, understanding, representation, condition, warranty or covenant between the parties hereto with respect to the matters herein, supersedes any and all other agreements between the parties hereto relating to such matters, and may be modified or amended only by a written agreement signed by both parties hereto pursuant to the authority granted by the first sentence of this Section.

25. Successors. All the covenants and provisions of this Agreement by or for the benefit of the Company or the Warrant Agent shall bind and inure to the benefit of their respective successors and assigns hereunder.

26. Delaware Contract. This Agreement and each Warrant Certificate issued hereunder shall be deemed to be a contract made under the laws of the State of Delaware and for all purposes shall be construed in accordance with the laws of said State.

27. Termination. This Agreement shall terminate as of the close of business on the Expiration Date, or such earlier date upon which all Warrants shall have been exercised or redeemed, except that the Warrant Agent shall account to the Company as to all Warrants outstanding and all cash held by it as of the close of business on the Expiration Date.

28. Benefits of this Agreement. Nothing in this Agreement or in the Warrant Certificates shall be construed to give to any person or corporation other than the Company, the Warrant Agent, and their respective successors and assigns hereunder and the registered holders of the Warrant Certificates any legal or equitable right, remedy or claim under this Agreement; but this Agreement shall be for the sole and exclusive benefit of the Company, the Warrant Agent, their respective successors and assigns hereunder and the registered holders of the Warrant Certificates.

29. Descriptive Headings. The descriptive headings of the several Sections of this Agreement are inserted for convenience only and shall not control or affect the meaning or construction of any of the provisions hereof.

30. Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be an original, but such counterparts shall together constitute one and the same instrument.



                  (Remainder of page intentionally left blank)

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed, all as of the day and year first above written.


                              I-SECTOR CORPORATION


                              By: /s/ James H. Long
                               Name: James H. Long
                   Title: Chairman and Chief Executive Officer


                     AMERICAN STOCK TRANSFER & TRUST COMPANY


                            By: /s/ Herbert J. Limmer
                             Name: Herbert J. Limmer
                              Title: Vice-President

                                    Exhibit A


                  VOID AFTER 5 P.M. PACIFIC TIME ON MAY 7, 2009

                        WARRANTS TO PURCHASE COMMON STOCK


W_____                                                    _________ Warrants


                              I-Sector Corporation
                            (a Delaware corporation)

                                CUSIP 45031W 11 5


THIS CERTIFIES THAT




or registered assigns, is the registered holder of the number of Warrants ("Warrants") set forth above. Each Warrant, unless and until redeemed by the Company as provided in the Warrant Agreement, hereinafter more fully described (the "Warrant Agreement") entitles the holder thereof to purchase from I-Sector Corporation, a corporation incorporated under the laws of the State of Delaware ("Company"), subject to the terms and conditions set forth hereinafter and in the Warrant Agreement, at any time on or after May 7, 2004 and before the close of business on May 7, 2009 ("Expiration Date"), one fully paid and non-assessable share of Common Stock of the Company ("Common Stock") upon presentation and surrender of this Warrant Certificate, with the instructions for the registration and delivery of Common Stock filled in, at the stock transfer office in Manhattan, New York, of American Stock Transfer & Trust Company, Warrant Agent of the Company ("Warrant Agent") or of its successor warrant agent or, if there be no successor warrant agent, at the corporate offices of the Company, and upon payment of the Exercise Price (as defined in the Warrant Agreement) and any applicable taxes paid either in cash, or by certified or official bank check, payable in lawful money of the United States of America to the order of the Company. Each Warrant initially entitles the holder to purchase one share of Common Stock for $12.45. The number and kind of securities or other property for which the Warrants are exercisable are subject to adjustment in certain events, such as mergers, splits, stock dividends, splits and the like, to prevent dilution. The Company may redeem any or all outstanding and unexercised warrants by giving not less than 30 days prior notice at any time after November 7, 2004 and after the closing price of the Common Stock on the principal exchange on which it is traded has equaled or exceeded $16.60 per share on each of five consecutive trading days. The Redemption Price is $0.25 per Warrant. All Warrants not theretofore exercised will expire on the Expiration Date.

         This Warrant Certificate is subject to all of the terms, provisions and conditions of the Warrant Agreement, dated as of May 7, 2004, between the Company and the Warrant Agent, to all of which terms, provisions and conditions the registered holder of this Warrant Certificate consents by acceptance hereof. The Warrant Agreement is incorporated herein by reference and made a part hereof and reference is made to the Warrant Agreement for a full description of the rights, limitations of rights, obligations, duties and immunities of the Warrant Agent, the Company and the holders of the Warrant Certificates. Copies of the Warrant Agreement are available for inspection at the stock transfer office of the Warrant Agent or may be obtained upon written request addressed to the Company at I-Sector Corporation, 6401 Southwest Freeway, Houston, TX 77074,
Attention: Chief Financial Officer.

         The Company shall not be required upon the exercise of the Warrants evidenced by this Warrant Certificate to issue fractions of Warrants, Common Stock or other securities, but shall make adjustment therefor in cash on the basis of the current market value of any fractional interest as provided in the Warrant Agreement.

         In certain cases, the sale of securities by the Company upon exercise of Warrants would violate the securities laws of the United States, certain states thereof or other jurisdictions. The Company has agreed to use all commercially reasonable efforts to cause a registration statement to continue to be effective during the term of the Warrants with respect to such sales under the Securities Act of 1933, and to take such action under the laws of various states as may be required to cause the sale of securities upon exercise to be lawful. However, the Company will not be required to honor the exercise of Warrants if, in the opinion of the Board of Directors, upon advice of counsel, the sale of securities upon such exercise would be unlawful. In certain cases, the Company may, but is not required to, purchase Warrants submitted for exercise for a cash price equal to the difference between the market price of the securities obtainable upon such exercise and the exercise price of such Warrants.

         This Warrant Certificate, with or without other Certificates, upon surrender to the Warrant Agent, any successor warrant agent or, in the absence of any successor warrant agent, at the corporate offices of the Company, may be exchanged for another Warrant Certificate or Certificates evidencing in the aggregate the same number of Warrants as the Warrant Certificate or Certificates so surrendered. If the Warrants evidenced by this Warrant Certificate shall be exercised in part, the holder hereof shall be entitled to receive upon surrender hereof another Warrant Certificate or Certificates evidencing the number of Warrants not so exercised.

         No holder of this Warrant Certificate, as such, shall be entitled to vote, receive dividends or be deemed the holder of Common Stock or any other securities of the Company which may at any time be issuable on the exercise hereof for any purpose whatever, nor shall anything contained in the Warrant Agreement or herein be construed to confer upon the holder of this Warrant Certificate, as such, any of the rights of a stockholder of the Company or any right to vote for the election of directors or upon any matter submitted to stockholders at any meeting thereof or give or withhold consent to any corporate action (whether upon any matter submitted to stockholders at any meeting thereof, or give or withhold consent to any merger, recapitalization, issuance of stock, reclassification of stock, change of par value or change of stock to no par value, consolidation, conveyance or otherwise) or to receive notice of meetings or other actions affecting stockholders (except as provided in the Warrant Agreement) or to receive dividends or subscription rights or otherwise until the Warrants evidenced by this Warrant Certificate shall have been exercised and the Common Stock purchasable upon the exercise thereof shall have become deliverable as provided in the Warrant Agreement.

         If this Warrant Certificate shall be surrendered for exercise within any period during which the transfer books for the Company's Common Stock or other class of stock purchasable upon the exercise of the Warrants evidenced by this Warrant Certificate are closed for any purpose, the Company shall not be required to make delivery of certificates for shares purchasable upon such transfer until the date of the reopening of said transfer books.

         Every holder of this Warrant Certificate by accepting the same consents and agrees with the Company, the Warrant Agent, and with every other holder of a Warrant Certificate that:

         (a) this Warrant Certificate is transferable on the registry books of the Warrant Agent only upon the terms and conditions set forth in the Warrant Agreement, and

         (b) the Company and the Warrant Agent may deem and treat the person in whose name this Warrant Certificate is registered as the absolute owner hereof (notwithstanding any notation of ownership or other writing thereon made by anyone other than the Company or the Warrant Agent) for all purposes whatever and neither the Company nor the Warrant Agent shall be affected by any notice to the contrary. The Company shall not be required to issue or deliver any certificate for shares of Common Stock or other securities upon the exercise of Warrants evidenced by this Warrant Certificate until any tax which may be payable in respect thereof by the holder of this Warrant Certificate pursuant to the Warrant Agreement shall have been paid, such tax being payable by the holder of this Warrant Certificate at the time of surrender.

         This Warrant Certificate shall not be valid or obligatory for any purpose until it shall have been countersigned by the Warrant Agent.



      (Remainder of page intentionally left blank; signature page follows)

         WITNESS the facsimile signatures of the proper officers of the Company and its corporate seal.

Dated: May 7, 2004

                             I-SECTOR CORPORATION


                             By: ______________________________________
                                  Name: James H. Long
                                  Title: Chief Executive Officer



                             Attest:  ___________________________________
                                       Secretary

Countersigned:


By: ______________________________________
     Authorized Officer

                     [TO BE PRINTED ON BACK OF CERTIFICATE]



                          FORM OF ELECTION TO PURCHASE

The undersigned holder hereby exercises the right to purchase _________________ of the shares of common stock (the "Warrant Shares") of I-SECTOR CORPORATION, a Delaware corporation (the "Company"), evidenced by the attached Warrant (the "Warrant"). Capitalized terms used herein and not otherwise defined have the respective meanings set forth in the Warrant.

         1. Payment of Warrant Exercise Price. The holder has paid in connection with this exercise the sum of $______ to the Company in accordance with the terms of the Warrant.

         2. Delivery of Warrant Shares. The Company shall deliver to the holder __________ Warrant Shares in accordance with the terms of the Warrant.

         Dated: _____________ __, ______
                                            ---------------------------------
                                            (Name of Registered Holder)


                                            By:  ____________________________
                                                  Name:
                                                  Title:


                               FORM OF ASSIGNMENT

FOR VALUE RECEIVED, the undersigned does hereby assign and transfer to ________________, Federal Identification No. __________, a warrant to purchase
____________ shares of the common stock of I-SECTOR CORPORATION, a Delaware corporation, represented by warrant certificate no. _____, standing in the name of the undersigned on the books of said corporation. The undersigned does hereby irrevocably constitute and appoint ______________, attorney to transfer the warrants of said corporation, with full power of substitution in the premises.

         Dated:  _____________ __, ______
                                            ----------------------------------
                                            (Name of Registered Holder)


                                            By:  _____________________________
                                                  Name:
                                                  Title:

                                                                     Exhibit 4.3
                      THIS WARRANT HAS NOT BEEN REGISTERED
                        UNDER THE SECURITIES ACT OF 1933
                             AND IS NOT TRANSFERABLE
                            EXCEPT AS PROVIDED HEREIN

                              I-Sector Corporation

                                PURCHASE WARRANT

                                   Issued to:

                        PAULSON INVESTMENT COMPANY, INC.

                             Exercisable to Purchase

                                  45,300 Units

                                       of

                              I-SECTOR CORPORATION


                             Void after May 7, 2009

         This is to certify that, for value received and subject to the terms and conditions set forth below, the Warrantholder (hereinafter defined) is entitled to purchase, and the Company promises and agrees to sell and issue to the Warrantholder, at any time on or after May 7, 2005 and on or before May 8, 2009, up to 45,300 Units (hereinafter defined) at the Exercise Price (hereinafter defined).

         This Warrant Certificate is issued subject to the following terms and conditions:

1. Definitions of Certain Terms. Except as may be otherwise clearly required by the context, the following terms have the following meanings:

(a) "Act" means the Securities Act of 1933, as amended.

(b) "Cashless Exercise" means an exercise of Warrants in which, in lieu of payment of the Exercise Price, the Holder elects to receive a lesser number of Securities such that the value of the Securities that such Holder would otherwise have been entitled to receive but has agreed not to receive, as determined by the closing price of such Securities on the date of exercise or, if such date is not a trading day, on the next prior trading day, is equal to the Exercise Price with respect to such exercise. A Holder may only elect a Cashless Exercise if Securities issuable by the Company on such exercise are publicly traded securities.

(c) "Closing Date" means the date on which the Offering is closed.

(d) "Commission" means the Securities and Exchange Commission.

(e) "Common Stock" means the common stock, par value $0.01, of the Company.

(f) "Company" means I-Sector Corporation, a Delaware corporation.

(g) "Company's Expenses" means any and all expenses payable by the Company or the Warrantholder in connection with an offering described in Section 6 hereof, except Warrantholder's Expenses.

(h) "Effective Date" means the date on which the Registration Statement is declared effective by the Commission.

(i) "Exercise Price" means the price at which the Warrantholder may purchase one Unit upon exercise of Warrants as determined from time to time pursuant to the provisions hereof. The initial Exercise Price is $19.92 per Unit.

(j) "Offering" means the public offering of Units made pursuant to the Registration Statement.

(k) "Participating Underwriter" means any underwriter participating in the sale of the Securities pursuant to a registration under Section 6 of this Warrant Certificate.

(l) "Registration Statement" means the Company's registration statement (File No. 333 -113575) as amended on the Closing Date.

(m) "Rules and Regulations" means the rules and regulations of the Commission adopted under the Act.

(n) "Securities" means the securities obtained or obtainable upon exercise of the Warrant or securities obtained or obtainable upon exercise, exchange, or conversion of such securities.

(o) "Unit" means two shares of Common Stock and one Unit Warrant.

(p) "Unit Warrant" means a warrant to purchase one share of Common Stock issued pursuant to the Warrant Agreement.

(q) "Warrant Agreement" means that certain Warrant Agreement, dated as of May 7, 2004, by and between the Company and American Stock Transfer & Trust Company relating to the issuance of Unit Warrants.

(r) "Warrant Certificate" means a certificate evidencing the Warrant.

(s) "Warrantholder" means a record holder of the Warrant or Securities. The initial Warrantholder is Paulson Investment Company, Inc.

(t) "Warrantholder's Expenses" means the sum of (i) the aggregate amount of cash payments made to an underwriter, underwriting syndicate, or agent in connection with an offering described in Section 6 hereof multiplied by a fraction the numerator of which is the aggregate sales price of the Securities sold by such underwriter, underwriting syndicate, or agent in such offering and the denominator of which is the aggregate sales price of all of the securities sold by such underwriter, underwriting syndicate, or agent in such offering and (ii) all out-of-pocket expenses of the Warrantholder, except for the fees and disbursements of one firm retained as legal counsel for the Warrantholder that will be paid by the Company.

(u) "Warrant" means the warrant evidenced by this certificate, any similar certificate issued in connection with the Offering, or any certificate obtained upon transfer or partial exercise of the Warrant evidenced by any such certificate.

2. Exercise of Warrant. All or any part of the Warrant represented by this Warrant Certificate may be exercised commencing on the first anniversary of the Effective Date and ending at 5 p.m. Pacific Time on the fifth anniversary of the Effective Date by surrendering this Warrant Certificate, together with appropriate instructions, duly executed by the Warrantholder or by its duly authorized attorney, at the office of the Company, 6401 Southwest Freeway, Houston, Texas 77074; or at such other office or agency as the Company may designate. The date on which such instructions are received by the Company shall be the date of exercise. If the Holder has elected a Cashless Exercise, such instructions shall so state. Upon receipt of notice of exercise, the Company shall promptly instruct its transfer agent to prepare certificates for the Securities to be received by the Warrantholder upon completion of the Warrant exercise. When such certificates are prepared, the Company shall notify the Warrantholder and deliver such certificates to the Warrantholder or as per the Warrantholder's instructions promptly upon payment in full by the Warrantholder, in lawful money of the United States, of the Exercise Price payable with respect to the Securities being purchased, if any. If the Warrantholder shall represent and warrant that all applicable registration and prospectus delivery requirements for their sale have been complied with upon the prior sale of the Securities received upon exercise of the Warrant, such certificates shall not bear a legend with respect to the Securities Act of 1933.

         If fewer than all the Securities purchasable under the Warrant are purchased, the Company will, upon such partial exercise, execute and deliver to the Warrantholder a new Warrant Certificate (dated the date hereof), in form and tenor similar to this Warrant Certificate, evidencing that portion of the Warrant not exercised. The Securities to be obtained on exercise of the Warrant will be deemed to have been issued, and any person exercising the Warrants will be deemed to have become a holder of record of those Securities, as of the date of the payment of the Exercise Price.

3. Adjustments in Certain Events. The number, class, and price of Securities for which this Warrant Certificate may be exercised are subject to adjustment from time to time upon the happening of certain events as follows:

(a) If the outstanding shares of the Company's Common Stock are divided into a greater number of shares or a dividend in stock is paid on the Common Stock, the number of shares of Common Stock for which the Warrant is then exercisable will be proportionately increased and the Exercise Price will be proportionately reduced; and, conversely, if the outstanding shares of Common Stock are combined into a smaller number of shares of Common Stock, the number of shares of Common Stock for which the Warrant is then exercisable will be proportionately reduced and the Exercise Price will be proportionately increased. The increases and reductions provided for in this Section 3(a) will be made with the intent and, as nearly as practicable, the effect that neither the percentage of the total equity of the Company obtainable on exercise of the Warrants nor the price payable for such percentage upon such exercise will be affected by any event described in this Section 3(a).

(b) In case of any change in the Common Stock through merger, consolidation, reclassification, reorganization, partial or complete liquidation, purchase of substantially all the assets of the Company, or other change in the capital structure of the Company, then, as a condition of such change, lawful and adequate provision will be made so that the holder of this Warrant Certificate will have the right thereafter to receive upon the exercise of the Warrant the kind and amount of shares of stock or other securities or property to which he would have been entitled if, immediately prior to such event, he had held the number of shares of Common Stock obtainable upon the exercise of the Warrant. In any such case, appropriate adjustment will be made in the application of the provisions set forth herein with respect to the rights and interest thereafter of the Warrantholder, to the end that the provisions set forth herein will thereafter be applicable, as nearly as reasonably may be, in relation to any shares of stock or other property thereafter deliverable upon the exercise of the Warrant. The Company will not permit any change in its capital structure to occur unless the issuer of the shares of stock or other securities to be received by the holder of this Warrant Certificate, if not the Company, agrees to be bound by and comply with the provisions of this Warrant Certificate.

(c) When any adjustment is required to be made in the number of shares of Common Stock, other securities, or the property purchasable upon exercise of the Warrant, the Company will promptly determine the new number of such shares or other securities or property purchasable upon exercise of the Warrant and (i) prepare and retain on file a statement describing in reasonable detail the method used in arriving at the new number of such shares or other securities or property purchasable upon exercise of the Warrant and (ii) cause a copy of such statement to be mailed to the Warrantholder within thirty (30) days after the date of the event giving rise to the adjustment.

(d) No fractional shares of Common Stock or other securities will be issued in connection with the exercise of the Warrant, but the Company will pay, in lieu of fractional shares, a cash payment therefor on the basis of the mean between the bid and asked prices of the Common Stock in the over-the-counter market or the last sale price of the Common Stock on the principal exchange or other trading facility on which the Common Stock is traded on the day immediately prior to exercise.

(e) If securities of the Company or securities of any subsidiary of the Company are distributed pro rata to holders of Common Stock, such number of securities will be distributed to the Warrantholder or its assignee upon exercise of its rights hereunder as such Warrantholder or assignee would have been entitled to if this Warrant Certificate had been exercised prior to the record date for such distribution. The provisions with respect to adjustment of the Common Stock provided in this Section 3 will also apply to the securities to which the Warrantholder or its assignee is entitled under this Section 3(e).

(f) Notwithstanding anything herein to the contrary, there will be no adjustment made hereunder on account of (i) the sale by the Company of the Common Stock or other Securities purchasable upon exercise of the Warrant and (ii) any adjustment to the Unit Warrants pursuant to the Warrant Agreement.

(g) If, immediately prior to any exercise of Warrants, there are no outstanding Unit Warrants, or other securities for which the Warrants are then exercisable and that are convertible into or exercisable to purchase Common Stock ("Other Securities"), then upon such exercise of Warrants, the Company shall issue to the Warrantholder, in lieu of Unit Warrants, or such Other Securities, and in addition to any other Common Stock issuable upon such exercise of Warrants, the number of shares of Common Stock that would have been issuable upon exercise of the Unit Warrants, or exercise or conversion of such Other Securities underlying the exercised Warrants, reduced by a number of shares of Common Stock equal in value to the exercise price (if any) of such Unit Warrants or Other Securities.

4. Reservation of Securities. The Company agrees that the number of shares of Common Stock or other Securities sufficient to provide for the exercise of the Warrant upon the basis set forth above will at all times during the term of the Warrant be reserved for exercise.

5. Validity of Securities. All Securities delivered upon the exercise of the Warrant will be duly and validly issued in accordance with their terms, and the Company will pay all documentary and transfer taxes, if any, in respect of the original issuance thereof upon exercise of the Warrant.

6. Registration of Securities Issuable on Exercise of Warrant Certificate.

(a) The Company will register the Securities with the Commission pursuant to the Act so as to allow the unrestricted sale of the Securities to the public from time to time commencing on the first anniversary of the Effective Date and ending at 5:00 p.m. Pacific Time on the fifth anniversary of the Effective Date (the "Registration Period"). The Company will also file such applications and other documents necessary to permit the sale of the Securities to the public during the Registration Period in those states in which the Units were qualified for sale in the Offering or such other states as the Company and the Warrantholder agree to. In order to comply with the provisions of this Section 6(a), the Company is not required to file more than one registration statement. No registration right of any kind, "piggyback" or otherwise, will last longer than five years from the Effective Date.

(b) The Company will pay all of the Company's Expenses and each Warrantholder will pay its pro rata share of the Warrantholder's Expenses relating to the registration, offer, and sale of the Securities.

(c) Except as specifically provided herein, the manner and conduct of the registration, including the contents of the registration, will be entirely in the control and at the discretion of the Company. The Company will file such post-effective amendments and supplements as may be necessary to maintain the currency of the registration statement during the period of its use. In addition, if the Warrantholder participating in the registration is advised by counsel for Paulson Investment Company, Inc. (or if Paulson Investment Company, Inc. is not a Warrantholder, counsel representing more than 50% of the then outstanding warrants) that the registration statement, in that counsel's opinion, is deficient in any material respect, the Company will use its best efforts to cause the registration statement to be amended to eliminate the concerns raised.

(d) The Company will furnish to the Warrantholder the number of copies of a prospectus, including a preliminary prospectus, in conformity with the requirements of the Act, and such other documents as it may reasonably request in order to facilitate the disposition of Securities owned by it.

(e) The Company will, at the request of Warrantholders holding at least 50 percent of the then outstanding Warrants, (i) furnish an opinion of the counsel representing the Company for the purposes of the registration pursuant to this
Section 6, addressed to the Warrantholders and any Participating Underwriter,
(ii) furnish an appropriate letter from the independent public accountants of the Company, addressed to the Warrantholders and any Participating Underwriter, and (iii) make representations and warranties to the Warrantholders and any Participating Underwriter. A request pursuant to this subsection (e) may be made on three occasions. The documents required to be delivered pursuant to this subsection (e) will be dated within ten days of the request and will be, in form and substance, equivalent to similar documents furnished to the underwriters in connection with the Offering, with such changes as may be appropriate in light of changed circumstances.

7. Indemnification in Connection with Registration.

(a) If any of the Securities are registered, the Company will indemnify and hold harmless each selling Warrantholder, any person who controls any selling Warrantholder within the meaning of the Act, and any Participating Underwriter against any losses, claims, damages, or liabilities, joint or several, to which any Warrantholder, controlling person, or Participating Underwriter may be subject under the Act or otherwise; and it will reimburse each Warrantholder, each controlling person, and each Participating Underwriter for any legal or other expenses reasonably incurred by the Warrantholder, controlling person, or Participating Underwriter in connection with investigating or defending any such loss, claim, damage, liability, or action, insofar as such losses, claims, damages, or liabilities, joint or several (or actions in respect thereof), arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained, on the effective date thereof, in any such registration statement or any preliminary prospectus or final prospectus, or any amendment or supplement thereto, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading; provided, however, that the Company will not be liable in any case to the extent that any loss, claim, damage, or liability arises out of or is based upon any untrue statement or alleged untrue statement or omission or alleged omission made in any registration statement, preliminary prospectus, final prospectus, or any amendment or supplement thereto, in reliance upon and in conformity with written information furnished by a Warrantholder for use in the preparation thereof; provided, however, that the foregoing indemnification with respect to the preliminary prospectus shall not insure to the benefit of any Participating Underwriter from which the person asserting any such loss, claim, damage or liability, action or proceeding purchased Units if (1) a copy of the final prospectus (as then amended or supplemented) was required by law to be delivered to such person at or prior to the written confirmation of the sale of Units to such person, (2) a copy of the final prospectus (as then amended or supplemented) was not sent or given to such person by or on behalf of such Participating Underwriter and such failure was not due to the Company's failure to make available sufficient quantities of the final prospectus to those Underwriters, and (3) the final prospectus (as so amended or supplemented) would have cured the defect giving rise to such loss, claim, damage or liability, action or proceeding. The indemnity agreement contained in this subparagraph (a) will not apply to amounts paid to any claimant in settlement of any suit or claim unless such payment is first approved by the Company, such approval not to be unreasonably withheld.

(b) Each selling Warrantholder, as a condition of the Company's registration obligation, will indemnify and hold harmless the Company, each of its directors, each of its officers who have signed any registration statement or other filing or any amendment or supplement thereto, and any person who controls the Company within the meaning of the Act, against any losses, claims, damages, or liabilities to which the Company or any such director, officer, or controlling person may become subject under the Act or otherwise, and will reimburse any legal or other expenses reasonably incurred by the Company or any such director, officer, or controlling person in connection with investigating or defending any such loss, claim, damage, liability, or action, insofar as such losses, claims, damages, or liabilities (or actions in respect thereof) arise out of or are based upon any untrue or alleged untrue statement of any material fact contained in said registration statement, any preliminary or final prospectus, or other filing, or any amendment or supplement thereto, or arise out of or are based upon the omission or the alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, but only to the extent that such untrue statement or alleged untrue statement or omission or alleged omission was made in said registration statement, preliminary or final prospectus, or other filing, or amendment or supplement, in reliance upon and in conformity with written information furnished by such Warrantholder for use in the preparation thereof; provided, however, that the indemnity agreement contained in this subparagraph (b) will not apply to amounts paid to any claimant in settlement of any suit or claim unless such payment is first approved by the Warrantholder, such approval not to be unreasonably withheld.

(c) Promptly after receipt by an indemnified party under subparagraphs (a) or
(b) above of notice of the commencement of any action, such indemnified party will, if a claim in respect thereof is to be made against an indemnifying party, notify the indemnifying party of the commencement thereof; but the omission to notify the indemnifying party will not relieve it from any liability that it may have to any indemnified party otherwise than under subparagraphs (a) and (b).

(d) If any such action is brought against any indemnified party and it notifies an indemnifying party of the commencement thereof, the indemnifying party will be entitled to participate in, and, to the extent that it may wish, jointly with any other indemnifying party similarly notified, to assume the defense thereof, with counsel satisfactory to such indemnified party; and after notice from the indemnifying party to such indemnified party of its election to assume the defense thereof, the indemnifying party will not be liable to such indemnified party for any legal or other expenses subsequently incurred by such indemnified party in connection with the defense thereof other than reasonable costs of investigation.

8. Restrictions on Transfer. This Warrant Certificate and the Warrant may not be sold, transferred, assigned or hypothecated for a one-year period after the Effective Date except to underwriters of the Offering or to individuals who are either a partner or an officer of such an underwriter or by will or by operation of law. The Warrant may be divided or combined, upon request to the Company by the Warrantholder, into a certificate or certificates evidencing the same aggregate number of Warrants.

9. No Rights as a Shareholder. Except as otherwise provided herein, the Warrantholder will not, by virtue of ownership of the Warrant, be entitled to any rights of a shareholder of the Company but will, upon written request to the Company, be entitled to receive such quarterly or annual reports as the Company distributes to its shareholders.

10. Notice. Any notices required or permitted to be given hereunder will be in writing and may be served personally or by mail; and if served by mail will be addressed as follows:

         If to the Company:

                  I-Sector Corporation
                  6401 Southwest Freeway
                  Houston, TX  77074
                  Attention: Chief Financial Officer;

         If to the Warrantholder:

                  at the address furnished
                  by the Warrantholder to the
                  Company for the purpose of
                  notice.

         Any notice so given by mail will be deemed effectively given 48 hours after mailing when deposited in the United States mail, registered or certified mail, return receipt requested, postage prepaid and addressed as specified above. Any party may by written notice to the other specify a different address for notice purposes.

11. Applicable Law. This Warrant Certificate will be governed by and construed in accordance with the laws of the State of Oregon, without reference to conflict of laws principles thereunder. All disputes relating to this Warrant Certificate shall be tried before the courts of Oregon located in Multnomah County, Oregon to the exclusion of all other courts that might have jurisdiction.

         Dated as of May 7, 2004

                                        I-SECTOR CORPORATION


                                        By:      /s/ James H. Long
                                            --------------------------------
                                             James H. Long
                                             Chief Executive Officer

                                                                     Exhibit 4.4
                      THIS WARRANT HAS NOT BEEN REGISTERED
                        UNDER THE SECURITIES ACT OF 1933
                             AND IS NOT TRANSFERABLE
                            EXCEPT AS PROVIDED HEREIN

                              I-Sector Corporation

                                PURCHASE WARRANT

                                   Issued to:

                               PALI CAPITAL, INC.

                             Exercisable to Purchase

                                   3,000 Units

                                       of

                              I-SECTOR CORPORATION


                             Void after May 7, 2009

         This is to certify that, for value received and subject to the terms and conditions set forth below, the Warrantholder (hereinafter defined) is entitled to purchase, and the Company promises and agrees to sell and issue to the Warrantholder, at any time on or after May 7, 2005 and on or before May 8, 2009, up to 3,000 Units (hereinafter defined) at the Exercise Price (hereinafter defined).

         This Warrant Certificate is issued subject to the following terms and conditions:

1. Definitions of Certain Terms. Except as may be otherwise clearly required by the context, the following terms have the following meanings:

(a) "Act" means the Securities Act of 1933, as amended.

(b) "Cashless Exercise" means an exercise of Warrants in which, in lieu of payment of the Exercise Price, the Holder elects to receive a lesser number of Securities such that the value of the Securities that such Holder would otherwise have been entitled to receive but has agreed not to receive, as determined by the closing price of such Securities on the date of exercise or, if such date is not a trading day, on the next prior trading day, is equal to the Exercise Price with respect to such exercise. A Holder may only elect a Cashless Exercise if Securities issuable by the Company on such exercise are publicly traded securities.

(c) "Closing Date" means the date on which the Offering is closed.

(d) "Commission" means the Securities and Exchange Commission.

(e) "Common Stock" means the common stock, par value $0.01, of the Company.

(f) "Company" means I-Sector Corporation, a Delaware corporation.

(g) "Company's Expenses" means any and all expenses payable by the Company or the Warrantholder in connection with an offering described in Section 6 hereof, except Warrantholder's Expenses.

(h) "Effective Date" means the date on which the Registration Statement is declared effective by the Commission.

(i) "Exercise Price" means the price at which the Warrantholder may purchase one Unit upon exercise of Warrants as determined from time to time pursuant to the provisions hereof. The initial Exercise Price is $19.92 per Unit.

(j) "Offering" means the public offering of Units made pursuant to the Registration Statement.

(k) "Participating Underwriter" means any underwriter participating in the sale of the Securities pursuant to a registration under Section 6 of this Warrant Certificate.

(l) "Registration Statement" means the Company's registration statement (File No. 333 -113575) as amended on the Closing Date.

(m) "Rules and Regulations" means the rules and regulations of the Commission adopted under the Act.

(n) "Securities" means the securities obtained or obtainable upon exercise of the Warrant or securities obtained or obtainable upon exercise, exchange, or conversion of such securities.

(o) "Unit" means two shares of Common Stock and one Unit Warrant.

(p) "Unit Warrant" means a warrant to purchase one share of Common Stock issued pursuant to the Warrant Agreement.

(q) "Warrant Agreement" means that certain Warrant Agreement, dated as of May 7, 2004, by and between the Company and American Stock Transfer & Trust Company relating to the issuance of Unit Warrants.

(r) "Warrant Certificate" means a certificate evidencing the Warrant.

(s) "Warrantholder" means a record holder of the Warrant or Securities. The initial Warrantholder is Paulson Investment Company, Inc.

(t) "Warrantholder's Expenses" means the sum of (i) the aggregate amount of cash payments made to an underwriter, underwriting syndicate, or agent in connection with an offering described in Section 6 hereof multiplied by a fraction the numerator of which is the aggregate sales price of the Securities sold by such underwriter, underwriting syndicate, or agent in such offering and the denominator of which is the aggregate sales price of all of the securities sold by such underwriter, underwriting syndicate, or agent in such offering and (ii) all out-of-pocket expenses of the Warrantholder, except for the fees and disbursements of one firm retained as legal counsel for the Warrantholder that will be paid by the Company.

(u) "Warrant" means the warrant evidenced by this certificate, any similar certificate issued in connection with the Offering, or any certificate obtained upon transfer or partial exercise of the Warrant evidenced by any such certificate.

2. Exercise of Warrant. All or any part of the Warrant represented by this Warrant Certificate may be exercised commencing on the first anniversary of the Effective Date and ending at 5 p.m. Pacific Time on the fifth anniversary of the Effective Date by surrendering this Warrant Certificate, together with appropriate instructions, duly executed by the Warrantholder or by its duly authorized attorney, at the office of the Company, 6401 Southwest Freeway, Houston, Texas 77074; or at such other office or agency as the Company may designate. The date on which such instructions are received by the Company shall be the date of exercise. If the Holder has elected a Cashless Exercise, such instructions shall so state. Upon receipt of notice of exercise, the Company shall promptly instruct its transfer agent to prepare certificates for the Securities to be received by the Warrantholder upon completion of the Warrant exercise. When such certificates are prepared, the Company shall notify the Warrantholder and deliver such certificates to the Warrantholder or as per the Warrantholder's instructions promptly upon payment in full by the Warrantholder, in lawful money of the United States, of the Exercise Price payable with respect to the Securities being purchased, if any. If the Warrantholder shall represent and warrant that all applicable registration and prospectus delivery requirements for their sale have been complied with upon the prior sale of the Securities received upon exercise of the Warrant, such certificates shall not bear a legend with respect to the Securities Act of 1933.

         If fewer than all the Securities purchasable under the Warrant are purchased, the Company will, upon such partial exercise, execute and deliver to the Warrantholder a new Warrant Certificate (dated the date hereof), in form and tenor similar to this Warrant Certificate, evidencing that portion of the Warrant not exercised. The Securities to be obtained on exercise of the Warrant will be deemed to have been issued, and any person exercising the Warrants will be deemed to have become a holder of record of those Securities, as of the date of the payment of the Exercise Price.

3. Adjustments in Certain Events. The number, class, and price of Securities for which this Warrant Certificate may be exercised are subject to adjustment from time to time upon the happening of certain events as follows:

(a) If the outstanding shares of the Company's Common Stock are divided into a greater number of shares or a dividend in stock is paid on the Common Stock, the number of shares of Common Stock for which the Warrant is then exercisable will be proportionately increased and the Exercise Price will be proportionately reduced; and, conversely, if the outstanding shares of Common Stock are combined into a smaller number of shares of Common Stock, the number of shares of Common Stock for which the Warrant is then exercisable will be proportionately reduced and the Exercise Price will be proportionately increased. The increases and reductions provided for in this Section 3(a) will be made with the intent and, as nearly as practicable, the effect that neither the percentage of the total equity of the Company obtainable on exercise of the Warrants nor the price payable for such percentage upon such exercise will be affected by any event described in this Section 3(a).

(b) In case of any change in the Common Stock through merger, consolidation, reclassification, reorganization, partial or complete liquidation, purchase of substantially all the assets of the Company, or other change in the capital structure of the Company, then, as a condition of such change, lawful and adequate provision will be made so that the holder of this Warrant Certificate will have the right thereafter to receive upon the exercise of the Warrant the kind and amount of shares of stock or other securities or property to which he would have been entitled if, immediately prior to such event, he had held the number of shares of Common Stock obtainable upon the exercise of the Warrant. In any such case, appropriate adjustment will be made in the application of the provisions set forth herein with respect to the rights and interest thereafter of the Warrantholder, to the end that the provisions set forth herein will thereafter be applicable, as nearly as reasonably may be, in relation to any shares of stock or other property thereafter deliverable upon the exercise of the Warrant. The Company will not permit any change in its capital structure to occur unless the issuer of the shares of stock or other securities to be received by the holder of this Warrant Certificate, if not the Company, agrees to be bound by and comply with the provisions of this Warrant Certificate.

(c) When any adjustment is required to be made in the number of shares of Common Stock, other securities, or the property purchasable upon exercise of the Warrant, the Company will promptly determine the new number of such shares or other securities or property purchasable upon exercise of the Warrant and (i) prepare and retain on file a statement describing in reasonable detail the method used in arriving at the new number of such shares or other securities or property purchasable upon exercise of the Warrant and (ii) cause a copy of such statement to be mailed to the Warrantholder within thirty (30) days after the date of the event giving rise to the adjustment.

(d) No fractional shares of Common Stock or other securities will be issued in connection with the exercise of the Warrant, but the Company will pay, in lieu of fractional shares, a cash payment therefor on the basis of the mean between the bid and asked prices of the Common Stock in the over-the-counter market or the last sale price of the Common Stock on the principal exchange or other trading facility on which the Common Stock is traded on the day immediately prior to exercise.

(e) If securities of the Company or securities of any subsidiary of the Company are distributed pro rata to holders of Common Stock, such number of securities will be distributed to the Warrantholder or its assignee upon exercise of its rights hereunder as such Warrantholder or assignee would have been entitled to if this Warrant Certificate had been exercised prior to the record date for such distribution. The provisions with respect to adjustment of the Common Stock provided in this Section 3 will also apply to the securities to which the Warrantholder or its assignee is entitled under this Section 3(e).

(f) Notwithstanding anything herein to the contrary, there will be no adjustment made hereunder on account of (i) the sale by the Company of the Common Stock or other Securities purchasable upon exercise of the Warrant and (ii) any adjustment to the Unit Warrants pursuant to the Warrant Agreement.

(g) If, immediately prior to any exercise of Warrants, there are no outstanding Unit Warrants, or other securities for which the Warrants are then exercisable and that are convertible into or exercisable to purchase Common Stock ("Other Securities"), then upon such exercise of Warrants, the Company shall issue to the Warrantholder, in lieu of Unit Warrants, or such Other Securities, and in addition to any other Common Stock issuable upon such exercise of Warrants, the number of shares of Common Stock that would have been issuable upon exercise of the Unit Warrants, or exercise or conversion of such Other Securities underlying the exercised Warrants, reduced by a number of shares of Common Stock equal in value to the exercise price (if any) of such Unit Warrants or Other Securities.

4. Reservation of Securities. The Company agrees that the number of shares of Common Stock or other Securities sufficient to provide for the exercise of the Warrant upon the basis set forth above will at all times during the term of the Warrant be reserved for exercise.

5. Validity of Securities. All Securities delivered upon the exercise of the Warrant will be duly and validly issued in accordance with their terms, and the Company will pay all documentary and transfer taxes, if any, in respect of the original issuance thereof upon exercise of the Warrant.

6. Registration of Securities Issuable on Exercise of Warrant Certificate.

(a) The Company will register the Securities with the Commission pursuant to the Act so as to allow the unrestricted sale of the Securities to the public from time to time commencing on the first anniversary of the Effective Date and ending at 5:00 p.m. Pacific Time on the fifth anniversary of the Effective Date (the "Registration Period"). The Company will also file such applications and other documents necessary to permit the sale of the Securities to the public during the Registration Period in those states in which the Units were qualified for sale in the Offering or such other states as the Company and the Warrantholder agree to. In order to comply with the provisions of this Section 6(a), the Company is not required to file more than one registration statement. No registration right of any kind, "piggyback" or otherwise, will last longer than five years from the Effective Date.

(b) The Company will pay all of the Company's Expenses and each Warrantholder will pay its pro rata share of the Warrantholder's Expenses relating to the registration, offer, and sale of the Securities.

(c) Except as specifically provided herein, the manner and conduct of the registration, including the contents of the registration, will be entirely in the control and at the discretion of the Company. The Company will file such post-effective amendments and supplements as may be necessary to maintain the currency of the registration statement during the period of its use. In addition, if the Warrantholder participating in the registration is advised by counsel for Paulson Investment Company, Inc. (or if Paulson Investment Company, Inc. is not a Warrantholder, counsel representing more than 50% of the then outstanding warrants) that the registration statement, in that counsel's opinion, is deficient in any material respect, the Company will use its best efforts to cause the registration statement to be amended to eliminate the concerns raised.

(d) The Company will furnish to the Warrantholder the number of copies of a prospectus, including a preliminary prospectus, in conformity with the requirements of the Act, and such other documents as it may reasonably request in order to facilitate the disposition of Securities owned by it.

(e) The Company will, at the request of Warrantholders holding at least 50 percent of the then outstanding Warrants, (i) furnish an opinion of the counsel representing the Company for the purposes of the registration pursuant to this
Section 6, addressed to the Warrantholders and any Participating Underwriter,
(ii) furnish an appropriate letter from the independent public accountants of the Company, addressed to the Warrantholders and any Participating Underwriter, and (iii) make representations and warranties to the Warrantholders and any Participating Underwriter. A request pursuant to this subsection (e) may be made on three occasions. The documents required to be delivered pursuant to this subsection (e) will be dated within ten days of the request and will be, in form and substance, equivalent to similar documents furnished to the underwriters in connection with the Offering, with such changes as may be appropriate in light of changed circumstances.

7. Indemnification in Connection with Registration.

(a) If any of the Securities are registered, the Company will indemnify and hold harmless each selling Warrantholder, any person who controls any selling Warrantholder within the meaning of the Act, and any Participating Underwriter against any losses, claims, damages, or liabilities, joint or several, to which any Warrantholder, controlling person, or Participating Underwriter may be subject under the Act or otherwise; and it will reimburse each Warrantholder, each controlling person, and each Participating Underwriter for any legal or other expenses reasonably incurred by the Warrantholder, controlling person, or Participating Underwriter in connection with investigating or defending any such loss, claim, damage, liability, or action, insofar as such losses, claims, damages, or liabilities, joint or several (or actions in respect thereof), arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained, on the effective date thereof, in any such registration statement or any preliminary prospectus or final prospectus, or any amendment or supplement thereto, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading; provided, however, that the Company will not be liable in any case to the extent that any loss, claim, damage, or liability arises out of or is based upon any untrue statement or alleged untrue statement or omission or alleged omission made in any registration statement, preliminary prospectus, final prospectus, or any amendment or supplement thereto, in reliance upon and in conformity with written information furnished by a Warrantholder for use in the preparation thereof; provided, however, that the foregoing indemnification with respect to the preliminary prospectus shall not insure to the benefit of any Participating Underwriter from which the person asserting any such loss, claim, damage or liability, action or proceeding purchased Units if (1) a copy of the final prospectus (as then amended or supplemented) was required by law to be delivered to such person at or prior to the written confirmation of the sale of Units to such person, (2) a copy of the final prospectus (as then amended or supplemented) was not sent or given to such person by or on behalf of such Participating Underwriter and such failure was not due to the Company's failure to make available sufficient quantities of the final prospectus to those Underwriters, and (3) the final prospectus (as so amended or supplemented) would have cured the defect giving rise to such loss, claim, damage or liability, action or proceeding. The indemnity agreement contained in this subparagraph (a) will not apply to amounts paid to any claimant in settlement of any suit or claim unless such payment is first approved by the Company, such approval not to be unreasonably withheld.

(b) Each selling Warrantholder, as a condition of the Company's registration obligation, will indemnify and hold harmless the Company, each of its directors, each of its officers who have signed any registration statement or other filing or any amendment or supplement thereto, and any person who controls the Company within the meaning of the Act, against any losses, claims, damages, or liabilities to which the Company or any such director, officer, or controlling person may become subject under the Act or otherwise, and will reimburse any legal or other expenses reasonably incurred by the Company or any such director, officer, or controlling person in connection with investigating or defending any such loss, claim, damage, liability, or action, insofar as such losses, claims, damages, or liabilities (or actions in respect thereof) arise out of or are based upon any untrue or alleged untrue statement of any material fact contained in said registration statement, any preliminary or final prospectus, or other filing, or any amendment or supplement thereto, or arise out of or are based upon the omission or the alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, but only to the extent that such untrue statement or alleged untrue statement or omission or alleged omission was made in said registration statement, preliminary or final prospectus, or other filing, or amendment or supplement, in reliance upon and in conformity with written information furnished by such Warrantholder for use in the preparation thereof; provided, however, that the indemnity agreement contained in this subparagraph (b) will not apply to amounts paid to any claimant in settlement of any suit or claim unless such payment is first approved by the Warrantholder, such approval not to be unreasonably withheld.

(c) Promptly after receipt by an indemnified party under subparagraphs (a) or
(b) above of notice of the commencement of any action, such indemnified party will, if a claim in respect thereof is to be made against an indemnifying party, notify the indemnifying party of the commencement thereof; but the omission to notify the indemnifying party will not relieve it from any liability that it may have to any indemnified party otherwise than under subparagraphs (a) and (b).

(d) If any such action is brought against any indemnified party and it notifies an indemnifying party of the commencement thereof, the indemnifying party will be entitled to participate in, and, to the extent that it may wish, jointly with any other indemnifying party similarly notified, to assume the defense thereof, with counsel satisfactory to such indemnified party; and after notice from the indemnifying party to such indemnified party of its election to assume the defense thereof, the indemnifying party will not be liable to such indemnified party for any legal or other expenses subsequently incurred by such indemnified party in connection with the defense thereof other than reasonable costs of investigation.

8. Restrictions on Transfer. This Warrant Certificate and the Warrant may not be sold, transferred, assigned or hypothecated for a one-year period after the Effective Date except to underwriters of the Offering or to individuals who are either a partner or an officer of such an underwriter or by will or by operation of law. The Warrant may be divided or combined, upon request to the Company by the Warrantholder, into a certificate or certificates evidencing the same aggregate number of Warrants.

9. No Rights as a Shareholder. Except as otherwise provided herein, the Warrantholder will not, by virtue of ownership of the Warrant, be entitled to any rights of a shareholder of the Company but will, upon written request to the Company, be entitled to receive such quarterly or annual reports as the Company distributes to its shareholders.

10. Notice. Any notices required or permitted to be given hereunder will be in writing and may be served personally or by mail; and if served by mail will be addressed as follows:

         If to the Company:

                  I-Sector Corporation
                  6401 Southwest Freeway
                  Houston, TX  77074
                  Attention: Chief Financial Officer;

         If to the Warrantholder:

                  at the address furnished
                  by the Warrantholder to the
                  Company for the purpose of
                  notice.

         Any notice so given by mail will be deemed effectively given 48 hours after mailing when deposited in the United States mail, registered or certified mail, return receipt requested, postage prepaid and addressed as specified above. Any party may by written notice to the other specify a different address for notice purposes.

11. Applicable Law. This Warrant Certificate will be governed by and construed in accordance with the laws of the State of Oregon, without reference to conflict of laws principles thereunder. All disputes relating to this Warrant Certificate shall be tried before the courts of Oregon located in Multnomah County, Oregon to the exclusion of all other courts that might have jurisdiction.

         Dated as of May 7, 2004

                                        I-SECTOR CORPORATION


                                        By:      /s/ James H. Long
                                            --------------------------------
                                             James H. Long
                                             Chief Executive Officer

                                                                     Exhibit 4.5
                      THIS WARRANT HAS NOT BEEN REGISTERED
                        UNDER THE SECURITIES ACT OF 1933
                             AND IS NOT TRANSFERABLE
                            EXCEPT AS PROVIDED HEREIN

                              I-Sector Corporation

                                PURCHASE WARRANT

                                   Issued to:

                               S.W. BACH & COMPANY

                             Exercisable to Purchase

                                   1,700 Units


                                       of


                              I-SECTOR CORPORATION


                             Void after May 7, 2009

         This is to certify that, for value received and subject to the terms and conditions set forth below, the Warrantholder (hereinafter defined) is entitled to purchase, and the Company promises and agrees to sell and issue to the Warrantholder, at any time on or after May 7, 2005 and on or before May 8, 2009, up to 1,700 Units (hereinafter defined) at the Exercise Price (hereinafter defined).

         This Warrant Certificate is issued subject to the following terms and conditions:

1. Definitions of Certain Terms. Except as may be otherwise clearly required by the context, the following terms have the following meanings:

(a) "Act" means the Securities Act of 1933, as amended.

(b) "Cashless Exercise" means an exercise of Warrants in which, in lieu of payment of the Exercise Price, the Holder elects to receive a lesser number of Securities such that the value of the Securities that such Holder would otherwise have been entitled to receive but has agreed not to receive, as determined by the closing price of such Securities on the date of exercise or, if such date is not a trading day, on the next prior trading day, is equal to the Exercise Price with respect to such exercise. A Holder may only elect a Cashless Exercise if Securities issuable by the Company on such exercise are publicly traded securities.

(c) "Closing Date" means the date on which the Offering is closed.

(d) "Commission" means the Securities and Exchange Commission.

(e) "Common Stock" means the common stock, par value $0.01, of the Company.

(f) "Company" means I-Sector Corporation, a Delaware corporation.

(g) "Company's Expenses" means any and all expenses payable by the Company or the Warrantholder in connection with an offering described in Section 6 hereof, except Warrantholder's Expenses.

(h) "Effective Date" means the date on which the Registration Statement is declared effective by the Commission.

(i) "Exercise Price" means the price at which the Warrantholder may purchase one Unit upon exercise of Warrants as determined from time to time pursuant to the provisions hereof. The initial Exercise Price is $19.92 per Unit.

(j) "Offering" means the public offering of Units made pursuant to the Registration Statement.

(k) "Participating Underwriter" means any underwriter participating in the sale of the Securities pursuant to a registration under Section 6 of this Warrant Certificate.

(l) "Registration Statement" means the Company's registration statement (File No. 333 -113575) as amended on the Closing Date.

(m) "Rules and Regulations" means the rules and regulations of the Commission adopted under the Act.

(n) "Securities" means the securities obtained or obtainable upon exercise of the Warrant or securities obtained or obtainable upon exercise, exchange, or conversion of such securities.

(o) "Unit" means two shares of Common Stock and one Unit Warrant.

(p) "Unit Warrant" means a warrant to purchase one share of Common Stock issued pursuant to the Warrant Agreement.

(q) "Warrant Agreement" means that certain Warrant Agreement, dated as of May 7, 2004, by and between the Company and American Stock Transfer & Trust Company relating to the issuance of Unit Warrants.

(r) "Warrant Certificate" means a certificate evidencing the Warrant.

(s) "Warrantholder" means a record holder of the Warrant or Securities. The initial Warrantholder is Paulson Investment Company, Inc.

(t) "Warrantholder's Expenses" means the sum of (i) the aggregate amount of cash payments made to an underwriter, underwriting syndicate, or agent in connection with an offering described in Section 6 hereof multiplied by a fraction the numerator of which is the aggregate sales price of the Securities sold by such underwriter, underwriting syndicate, or agent in such offering and the denominator of which is the aggregate sales price of all of the securities sold by such underwriter, underwriting syndicate, or agent in such offering and (ii) all out-of-pocket expenses of the Warrantholder, except for the fees and disbursements of one firm retained as legal counsel for the Warrantholder that will be paid by the Company.

(u) "Warrant" means the warrant evidenced by this certificate, any similar certificate issued in connection with the Offering, or any certificate obtained upon transfer or partial exercise of the Warrant evidenced by any such certificate.

2. Exercise of Warrant. All or any part of the Warrant represented by this Warrant Certificate may be exercised commencing on the first anniversary of the Effective Date and ending at 5 p.m. Pacific Time on the fifth anniversary of the Effective Date by surrendering this Warrant Certificate, together with appropriate instructions, duly executed by the Warrantholder or by its duly authorized attorney, at the office of the Company, 6401 Southwest Freeway, Houston, Texas 77074; or at such other office or agency as the Company may designate. The date on which such instructions are received by the Company shall be the date of exercise. If the Holder has elected a Cashless Exercise, such instructions shall so state. Upon receipt of notice of exercise, the Company shall promptly instruct its transfer agent to prepare certificates for the Securities to be received by the Warrantholder upon completion of the Warrant exercise. When such certificates are prepared, the Company shall notify the Warrantholder and deliver such certificates to the Warrantholder or as per the Warrantholder's instructions promptly upon payment in full by the Warrantholder, in lawful money of the United States, of the Exercise Price payable with respect to the Securities being purchased, if any. If the Warrantholder shall represent and warrant that all applicable registration and prospectus delivery requirements for their sale have been complied with upon the prior sale of the Securities received upon exercise of the Warrant, such certificates shall not bear a legend with respect to the Securities Act of 1933.

         If fewer than all the Securities purchasable under the Warrant are purchased, the Company will, upon such partial exercise, execute and deliver to the Warrantholder a new Warrant Certificate (dated the date hereof), in form and tenor similar to this Warrant Certificate, evidencing that portion of the Warrant not exercised. The Securities to be obtained on exercise of the Warrant will be deemed to have been issued, and any person exercising the Warrants will be deemed to have become a holder of record of those Securities, as of the date of the payment of the Exercise Price.

3. Adjustments in Certain Events. The number, class, and price of Securities for which this Warrant Certificate may be exercised are subject to adjustment from time to time upon the happening of certain events as follows:

(a) If the outstanding shares of the Company's Common Stock are divided into a greater number of shares or a dividend in stock is paid on the Common Stock, the number of shares of Common Stock for which the Warrant is then exercisable will be proportionately increased and the Exercise Price will be proportionately reduced; and, conversely, if the outstanding shares of Common Stock are combined into a smaller number of shares of Common Stock, the number of shares of Common Stock for which the Warrant is then exercisable will be proportionately reduced and the Exercise Price will be proportionately increased. The increases and reductions provided for in this Section 3(a) will be made with the intent and, as nearly as practicable, the effect that neither the percentage of the total equity of the Company obtainable on exercise of the Warrants nor the price payable for such percentage upon such exercise will be affected by any event described in this Section 3(a).

(b) In case of any change in the Common Stock through merger, consolidation, reclassification, reorganization, partial or complete liquidation, purchase of substantially all the assets of the Company, or other change in the capital structure of the Company, then, as a condition of such change, lawful and adequate provision will be made so that the holder of this Warrant Certificate will have the right thereafter to receive upon the exercise of the Warrant the kind and amount of shares of stock or other securities or property to which he would have been entitled if, immediately prior to such event, he had held the number of shares of Common Stock obtainable upon the exercise of the Warrant. In any such case, appropriate adjustment will be made in the application of the provisions set forth herein with respect to the rights and interest thereafter of the Warrantholder, to the end that the provisions set forth herein will thereafter be applicable, as nearly as reasonably may be, in relation to any shares of stock or other property thereafter deliverable upon the exercise of the Warrant. The Company will not permit any change in its capital structure to occur unless the issuer of the shares of stock or other securities to be received by the holder of this Warrant Certificate, if not the Company, agrees to be bound by and comply with the provisions of this Warrant Certificate.

(c) When any adjustment is required to be made in the number of shares of Common Stock, other securities, or the property purchasable upon exercise of the Warrant, the Company will promptly determine the new number of such shares or other securities or property purchasable upon exercise of the Warrant and (i) prepare and retain on file a statement describing in reasonable detail the method used in arriving at the new number of such shares or other securities or property purchasable upon exercise of the Warrant and (ii) cause a copy of such statement to be mailed to the Warrantholder within thirty (30) days after the date of the event giving rise to the adjustment.

(d) No fractional shares of Common Stock or other securities will be issued in connection with the exercise of the Warrant, but the Company will pay, in lieu of fractional shares, a cash payment therefor on the basis of the mean between the bid and asked prices of the Common Stock in the over-the-counter market or the last sale price of the Common Stock on the principal exchange or other trading facility on which the Common Stock is traded on the day immediately prior to exercise.

(e) If securities of the Company or securities of any subsidiary of the Company are distributed pro rata to holders of Common Stock, such number of securities will be distributed to the Warrantholder or its assignee upon exercise of its rights hereunder as such Warrantholder or assignee would have been entitled to if this Warrant Certificate had been exercised prior to the record date for such distribution. The provisions with respect to adjustment of the Common Stock provided in this Section 3 will also apply to the securities to which the Warrantholder or its assignee is entitled under this Section 3(e).

(f) Notwithstanding anything herein to the contrary, there will be no adjustment made hereunder on account of (i) the sale by the Company of the Common Stock or other Securities purchasable upon exercise of the Warrant and (ii) any adjustment to the Unit Warrants pursuant to the Warrant Agreement.

(g) If, immediately prior to any exercise of Warrants, there are no outstanding Unit Warrants, or other securities for which the Warrants are then exercisable and that are convertible into or exercisable to purchase Common Stock ("Other Securities"), then upon such exercise of Warrants, the Company shall issue to the Warrantholder, in lieu of Unit Warrants, or such Other Securities, and in addition to any other Common Stock issuable upon such exercise of Warrants, the number of shares of Common Stock that would have been issuable upon exercise of the Unit Warrants, or exercise or conversion of such Other Securities underlying the exercised Warrants, reduced by a number of shares of Common Stock equal in value to the exercise price (if any) of such Unit Warrants or Other Securities.

4. Reservation of Securities. The Company agrees that the number of shares of Common Stock or other Securities sufficient to provide for the exercise of the Warrant upon the basis set forth above will at all times during the term of the Warrant be reserved for exercise.

5. Validity of Securities. All Securities delivered upon the exercise of the Warrant will be duly and validly issued in accordance with their terms, and the Company will pay all documentary and transfer taxes, if any, in respect of the original issuance thereof upon exercise of the Warrant.

6. Registration of Securities Issuable on Exercise of Warrant Certificate.

(a) The Company will register the Securities with the Commission pursuant to the Act so as to allow the unrestricted sale of the Securities to the public from time to time commencing on the first anniversary of the Effective Date and ending at 5:00 p.m. Pacific Time on the fifth anniversary of the Effective Date (the "Registration Period"). The Company will also file such applications and other documents necessary to permit the sale of the Securities to the public during the Registration Period in those states in which the Units were qualified for sale in the Offering or such other states as the Company and the Warrantholder agree to. In order to comply with the provisions of this Section 6(a), the Company is not required to file more than one registration statement. No registration right of any kind, "piggyback" or otherwise, will last longer than five years from the Effective Date.

(b) The Company will pay all of the Company's Expenses and each Warrantholder will pay its pro rata share of the Warrantholder's Expenses relating to the registration, offer, and sale of the Securities.

(c) Except as specifically provided herein, the manner and conduct of the registration, including the contents of the registration, will be entirely in the control and at the discretion of the Company. The Company will file such post-effective amendments and supplements as may be necessary to maintain the currency of the registration statement during the period of its use. In addition, if the Warrantholder participating in the registration is advised by counsel for Paulson Investment Company, Inc. (or if Paulson Investment Company, Inc. is not a Warrantholder, counsel representing more than 50% of the then outstanding warrants) that the registration statement, in that counsel's opinion, is deficient in any material respect, the Company will use its best efforts to cause the registration statement to be amended to eliminate the concerns raised.

(d) The Company will furnish to the Warrantholder the number of copies of a prospectus, including a preliminary prospectus, in conformity with the requirements of the Act, and such other documents as it may reasonably request in order to facilitate the disposition of Securities owned by it.

(e) The Company will, at the request of Warrantholders holding at least 50 percent of the then outstanding Warrants, (i) furnish an opinion of the counsel representing the Company for the purposes of the registration pursuant to this
Section 6, addressed to the Warrantholders and any Participating Underwriter,
(ii) furnish an appropriate letter from the independent public accountants of the Company, addressed to the Warrantholders and any Participating Underwriter, and (iii) make representations and warranties to the Warrantholders and any Participating Underwriter. A request pursuant to this subsection (e) may be made on three occasions. The documents required to be delivered pursuant to this subsection (e) will be dated within ten days of the request and will be, in form and substance, equivalent to similar documents furnished to the underwriters in connection with the Offering, with such changes as may be appropriate in light of changed circumstances.

7. Indemnification in Connection with Registration.

(a) If any of the Securities are registered, the Company will indemnify and hold harmless each selling Warrantholder, any person who controls any selling Warrantholder within the meaning of the Act, and any Participating Underwriter against any losses, claims, damages, or liabilities, joint or several, to which any Warrantholder, controlling person, or Participating Underwriter may be subject under the Act or otherwise; and it will reimburse each Warrantholder, each controlling person, and each Participating Underwriter for any legal or other expenses reasonably incurred by the Warrantholder, controlling person, or Participating Underwriter in connection with investigating or defending any such loss, claim, damage, liability, or action, insofar as such losses, claims, damages, or liabilities, joint or several (or actions in respect thereof), arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained, on the effective date thereof, in any such registration statement or any preliminary prospectus or final prospectus, or any amendment or supplement thereto, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading; provided, however, that the Company will not be liable in any case to the extent that any loss, claim, damage, or liability arises out of or is based upon any untrue statement or alleged untrue statement or omission or alleged omission made in any registration statement, preliminary prospectus, final prospectus, or any amendment or supplement thereto, in reliance upon and in conformity with written information furnished by a Warrantholder for use in the preparation thereof; provided, however, that the foregoing indemnification with respect to the preliminary prospectus shall not insure to the benefit of any Participating Underwriter from which the person asserting any such loss, claim, damage or liability, action or proceeding purchased Units if (1) a copy of the final prospectus (as then amended or supplemented) was required by law to be delivered to such person at or prior to the written confirmation of the sale of Units to such person, (2) a copy of the final prospectus (as then amended or supplemented) was not sent or given to such person by or on behalf of such Participating Underwriter and such failure was not due to the Company's failure to make available sufficient quantities of the final prospectus to those Underwriters, and (3) the final prospectus (as so amended or supplemented) would have cured the defect giving rise to such loss, claim, damage or liability, action or proceeding. The indemnity agreement contained in this subparagraph (a) will not apply to amounts paid to any claimant in settlement of any suit or claim unless such payment is first approved by the Company, such approval not to be unreasonably withheld.

(b) Each selling Warrantholder, as a condition of the Company's registration obligation, will indemnify and hold harmless the Company, each of its directors, each of its officers who have signed any registration statement or other filing or any amendment or supplement thereto, and any person who controls the Company within the meaning of the Act, against any losses, claims, damages, or liabilities to which the Company or any such director, officer, or controlling person may become subject under the Act or otherwise, and will reimburse any legal or other expenses reasonably incurred by the Company or any such director, officer, or controlling person in connection with investigating or defending any such loss, claim, damage, liability, or action, insofar as such losses, claims, damages, or liabilities (or actions in respect thereof) arise out of or are based upon any untrue or alleged untrue statement of any material fact contained in said registration statement, any preliminary or final prospectus, or other filing, or any amendment or supplement thereto, or arise out of or are based upon the omission or the alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, but only to the extent that such untrue statement or alleged untrue statement or omission or alleged omission was made in said registration statement, preliminary or final prospectus, or other filing, or amendment or supplement, in reliance upon and in conformity with written information furnished by such Warrantholder for use in the preparation thereof; provided, however, that the indemnity agreement contained in this subparagraph (b) will not apply to amounts paid to any claimant in settlement of any suit or claim unless such payment is first approved by the Warrantholder, such approval not to be unreasonably withheld.

(c) Promptly after receipt by an indemnified party under subparagraphs (a) or
(b) above of notice of the commencement of any action, such indemnified party will, if a claim in respect thereof is to be made against an indemnifying party, notify the indemnifying party of the commencement thereof; but the omission to notify the indemnifying party will not relieve it from any liability that it may have to any indemnified party otherwise than under subparagraphs (a) and (b).

(d) If any such action is brought against any indemnified party and it notifies an indemnifying party of the commencement thereof, the indemnifying party will be entitled to participate in, and, to the extent that it may wish, jointly with any other indemnifying party similarly notified, to assume the defense thereof, with counsel satisfactory to such indemnified party; and after notice from the indemnifying party to such indemnified party of its election to assume the defense thereof, the indemnifying party will not be liable to such indemnified party for any legal or other expenses subsequently incurred by such indemnified party in connection with the defense thereof other than reasonable costs of investigation.

8. Restrictions on Transfer. This Warrant Certificate and the Warrant may not be sold, transferred, assigned or hypothecated for a one-year period after the Effective Date except to underwriters of the Offering or to individuals who are either a partner or an officer of such an underwriter or by will or by operation of law. The Warrant may be divided or combined, upon request to the Company by the Warrantholder, into a certificate or certificates evidencing the same aggregate number of Warrants.

9. No Rights as a Shareholder. Except as otherwise provided herein, the Warrantholder will not, by virtue of ownership of the Warrant, be entitled to any rights of a shareholder of the Company but will, upon written request to the Company, be entitled to receive such quarterly or annual reports as the Company distributes to its shareholders.

10. Notice. Any notices required or permitted to be given hereunder will be in writing and may be served personally or by mail; and if served by mail will be addressed as follows:

         If to the Company:

                  I-Sector Corporation
                  6401 Southwest Freeway
                  Houston, TX  77074
                  Attention: Chief Financial Officer;

         If to the Warrantholder:

                  at the address furnished
                  by the Warrantholder to the
                  Company for the purpose of
                  notice.

         Any notice so given by mail will be deemed effectively given 48 hours after mailing when deposited in the United States mail, registered or certified mail, return receipt requested, postage prepaid and addressed as specified above. Any party may by written notice to the other specify a different address for notice purposes.

11. Applicable Law. This Warrant Certificate will be governed by and construed in accordance with the laws of the State of Oregon, without reference to conflict of laws principles thereunder. All disputes relating to this Warrant Certificate shall be tried before the courts of Oregon located in Multnomah County, Oregon to the exclusion of all other courts that might have jurisdiction.

         Dated as of May 7, 2004

                                        I-SECTOR CORPORATION


                                        By:      /s/ James H. Long
                                            -----------------------------------
                                             James H. Long
                                             Chief Executive Officer

                                                                    Exhibit 31.1
                                 CERTIFICATIONS

I, James H. Long, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of I-Sector Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

    b)   [Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986];

    c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:    May 14, 2004

/s/ James H. Long

James H. Long, Chief Executive Officer and Chief Financial Officer

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



         In connection with the Quarterly Report of I-Sector Corporation (the "Company") on Form 10-Q for the period ended March 31, 2004 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, James
H. Long, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

         1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/   James H. Long
James H. Long
Chief Executive Officer and Chief Financial Officer


May 14, 2004