Form 10-Q/A
period 2004-03-31
I SECTOR CORP
filed 2004-05-28
CIK 1020017

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

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                                                       Outstanding

              Title                                As of May 26, 2004

              -----                                ------------------
Common Stock, $.01 par value per share        4,827,754 shares outstanding

PART I INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                              I-SECTOR CORPORATION

                                  FORM 10-Q/A

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

        Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2004

        Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

                           Part II. Other Information

Item 1. Legal Proceedings

Item 2. Other Information

Item 6. Exhibits

        Signatures

PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and par value amounts)

                                                                                      DECEMBER 31,          MARCH 31,
                                                                                          2003                2004
                                                                                      ------------          ---------
                                                                                                           (Unaudited)
                                        ASSETS
Current Assets:
     Cash and cash equivalents ....................................................     $  2,172            $  1,724
     Accounts receivable -  trade, net of allowance of $612 and $590 ..............        9,757               9,417
     Accounts receivable - affiliates .............................................           16                   6
     Accounts receivable - other ..................................................           29                  27
     Notes receivable, net of allowance of $373 and $438 ..........................          676               1,062
     Inventory ....................................................................        1,038               1,315
     Cost and estimated earnings in excess of billings ............................        1,452               2,204
     Other current assets .........................................................          943                 548
                                                                                        --------            --------
          Total current assets ....................................................       16,083              16,303

Property and equipment, net of accumulated depreciation of $1,887 and $2,004 ......        1,271               1,270
Notes receivable, long-term, net of allowance of  $250 and $250 ...................          252                 125
Patent license rights, net of accumulated amortization of $265 and $293 ...........          849                 822
Deferred offering costs ...........................................................          317                 803
Other intangible assets,  net of accumulated amortization of $335 and $386 ........          435                 383
                                                                                        --------            --------
               Total Assets .......................................................     $ 19,207            $ 19,706
                                                                                        --------            --------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Notes payable and current portion of long-term debt ..........................     $  1,784            $  1,299
     Accounts payable .............................................................        6,524               7,142
     Billings in excess of cost and estimated earnings ............................          262                 112
     Accrued expenses .............................................................        2,676               3,004
     Net liabilities related to discontinued operations ...........................          557                 642
     Deferred revenue .............................................................          556                 736
                                                                                        --------            --------
         Total current liabilities ................................................       12,359              12,935
                                                                                        --------            --------

Long-term debt ....................................................................          229                 204

Commitments and Contingencies

Stockholders' Equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized,
         no shares issued .........................................................           --                  --
    Common stock, $.01 par value, 15,000,000 shares authorized,
         4,762,809 and 4,803,794 issued ...........................................           48                  48
    Additional paid in capital ....................................................       10,853              10,912
    Additional paid in capital - other ............................................          337                 187
    Treasury stock, at cost 811,800 and 811,800 shares ............................       (1,373)             (1,373)
    Retained deficit ..............................................................       (3,246)             (3,207)
                                                                                        --------            --------
         Total stockholders' equity ...............................................        6,619               6,567
                                                                                        --------            --------
              Total Liabilities and Stockholders' Equity ..........................     $ 19,207            $ 19,706
                                                                                        --------            --------

                 See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                                Three months ended March 31,
                                                           ---------------------------------------
                                                              2003                         2004
                                                           -----------                  ----------
Revenue:
   Products .......................................        $     6,722                  $   10,194
   Services .......................................              1,289                       1,944
   Custom projects ................................              2,069                       2,137
                                                           -----------                  ----------
   Total revenue ..................................             10,080                      14,275
                                                           -----------                  ----------
Cost of goods and services:
   Products .......................................              5,904                       8,491
   Services .......................................              1,100                       1,286
   Custom projects ................................                801                         962
                                                           -----------                  ----------
   Total cost of goods and services ...............              7,805                      10,739
                                                           -----------                  ----------

         Gross profit .............................              2,275                       3,536

Selling, general and administrative expenses ......              3,376                       3,499
                                                           -----------                  ----------

Operating income (loss) ...........................             (1,101)                         37
Interest and other income, net ....................                 10                          19
                                                           -----------                  ----------
Income (loss) from continuing
  operations before income taxes ..................             (1,091)                         56

Income taxes ......................................                 --                           5
                                                           -----------                  ----------
Net income (loss) from continuing
  operations ......................................             (1,091)                         51
Discontinued operations:
Loss on disposal of discontinued
  operations, net of taxes ........................                 --                         (12)
                                                           -----------                  ----------
Net income (loss) .................................        $    (1,091)                 $       39
                                                           -----------                  ----------
Net income (loss) per share

Basic:
Net income (loss) from continuing
  operations ......................................        $     (0.30)                 $     0.01
Loss on disposal of discontinued
operations, net of taxes ..........................                 --                          --
                                                           -----------                  ----------
Net income (loss) per share .......................        $     (0.30)                 $     0.01
                                                           -----------                  ----------
Diluted:
Net income (loss) from continuing
  operations ......................................        $     (0.30)                 $     0.01
Loss on disposal of discontinued
  operations, net of taxes ........................                 --                          --
                                                           -----------                  ----------
Net income (loss) per share .......................        $     (0.30)                 $     0.01
                                                           -----------                  ----------
Shares used in computing net
  income (loss) per share:

Basic .............................................          3,630,285                   3,978,407
                                                           -----------                  ----------
Diluted ...........................................          3,630,285                   4,544,406
                                                           -----------                  ----------


                See notes to consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                      $.01 par value                 Additional
                                                        Common Stock      Additional  Paid-In
                                                     -------------------   Paid-In   Capital-    Treasury     Retained
                                                      Shares      Amount   Capital     Other       Stock       Deficit       Total
                                                     ---------    ------   -------     -----      -------      -------      -------
Balance at December 31, 2003                         4,762,809     $48     $10,853     $ 337      $(1,373)     $(3,246)     $ 6,619

Revaluation of options to consultants                       --      --          --      (150)          --           --         (150)
Exercise of common stock options                        40,985      --          59        --           --           --           59
Net income                                                  --      --          --        --           --           39           39
                                                     ---------     ---     -------     -----      -------      -------      -------
Balance at March 31, 2004                            4,803,794     $48     $10,912     $ 187      $(1,373)     $(3,207)     $ 6,567
                                                     =========     ===     =======     =====      =======      =======      =======

               The accompanying notes are an integral part of this
                        consolidated financial statement

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                         Three Months Ended March 31,
                                                                                         ----------------------------
                                                                                             2003             2004
                                                                                         ------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss) ..............................................................     $(1,091)         $    39
      Adjustments to reconcile net income (loss) to net cash provided by (used in)
        operating activities:
            Net loss from discontinued operations ....................................          --               12
            Tax benefit from discontinued operations .................................          --                5
            Depreciation and amortization ............................................         165              201
            Loss on retirement of assets .............................................           4               18
            Bad debt expense (recoveries) ............................................         482             (182)
      Changes in assets and liabilities that provided (used) cash:
            Accounts receivable, net .................................................          16              431
            Accounts receivable, affiliates and other ................................          47               12
            Inventory ................................................................         (87)            (277)
            Notes receivable .........................................................         290             (168)
            Other current assets .....................................................        (145)             245
            Accounts payable .........................................................        (780)             618
            Cost and estimated earnings in excess of billings ........................        (199)            (752)
            Billings in excess of cost and estimated earnings ........................         194             (150)
            Accrued expenses .........................................................         126              (90)
            Deferred revenue .........................................................         (26)             180
                                                                                           -------          -------
                  Net cash provided by (used in) continuing operations ...............      (1,004)             142
      Net operating activities from discontinued operations ..........................        (258)              --
                                                                                           -------          -------
                  Net cash provided by (used in) operating activities ................      (1,262)             142
                                                                                           -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures ...........................................................        (173)            (139)
                                                                                           -------          -------
                  Net cash used in investing activities ..............................        (173)            (139)
                                                                                           -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Exercise of stock options ......................................................           1               59
      Payments on notes payable ......................................................         (68)          (1,714)
      Notes payable - interest bearing borrowings on credit line .....................          --            1,204
                                                                                           -------          -------
                  Net cash  used in financing activities .............................         (67)            (451)
                                                                                           -------          -------
NET DECREASE IN CASH AND CASH EQUIVALENTS ............................................      (1,502)            (448)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................................       3,491            2,172
                                                                                           -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................................     $ 1,989            1,724
                                                                                           -------          -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for interest .........................................................     $    --          $    24
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
      Revaluation of options granted to consultants ..................................     $    --          $   150
      Offering costs accrued .........................................................          --              486


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

                                                                December 31,    March 31,
                                                                    2003          2004
                                                                ------------    ---------
       Costs incurred on uncompleted contracts ..............     $ 1,019        $ 1,491
       Estimated earnings ...................................       3,117          4,036
                                                                  -------        -------
                                                                    4,136          5,527
       Less: Billings to date ...............................       2,946          3,435
                                                                  -------        -------
       Total ................................................     $ 1,190        $ 2,092
                                                                  -------        -------
       Included in accompanying balance sheets under the
          following captions:
       Cost and estimated earnings in excess of billings ....     $ 1,452        $ 2,204
       Billings in excess of cost and estimated earnings ....        (262)          (112)
                                                                  -------        -------
       Total ................................................     $ 1,190        $ 2,092
                                                                  -------        -------

      During March 2004, I-Sector's operating segment Stratasoft deferred $180 of revenue for software products sold on a note that was not due within twelve months of the note origination, and the related revenue was deferred at

      March 31, 2004. Revenue from this sale will be recognized in the accounting periods that payments from the customer are received.

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

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                               2004
                                                        ------------------
           Balance, beginning of the period ........          $ 302

           Additions to reserve ....................             90

           Expenses offset against reserve .........            (97)
                                                              -----
           Balance, end of period ..................          $ 295
                                                              -----

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

                                                      Three Months Ended
                                                           March 31,
                                                   -------------------------
                                                      2003            2004
                                                   ---------       ---------
          Basic and diluted:
          Net income (loss) as reported .........  $  (1,091)      $      39
          Deduct: Total stock-based employee
              compensation determined
              under fair value
              based method for all
              awards, net of related
              tax effects .......................         10              22
                                                   ---------       ---------
          Pro forma net income (loss) ...........  $  (1,101)      $      17
                                                   ---------       ---------
          Earnings per share:
          Basic - as reported ...................  $   (0.30)      $    0.01
          Basic - pro forma .....................  $   (0.30)      $    0.00

          Diluted - as reported .................  $   (0.30)      $    0.01
          Diluted - pro forma ...................  $   (0.30)      $    0.00

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

2.    DISCONTINUED OPERATIONS

      In 1999, I-Sector decided to sell both its computer products reselling business and its PBX telephone systems dealer business. During the periods specified below, I-Sector recognized a gain (loss) on disposal, net of income tax provision, of these two businesses as follows:

                                                                March 31,
                                                            ---------------
                                                             2003      2004
                                                            -----      ----
      Computer Products Division  (net of tax benefits
        of  $3 and $4, respectively) ....................   $  (5)     $ (9)
      Telecom Division (net of taxes and tax benefits
        of  $2 and $(1), respectively) ..................       5        (3)
                                                            -----      ----
      Net loss on disposal ..............................   $  --      $(12)
                                                            -----      ----

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

      For the quarter ended March 31, 2004:

                                  INX            Stratasoft         Valerent      Corporate       Eliminations      Consolidated
                             ---------------    -------------     ----------    -------------    -------------     -------------
Revenue:
   Products................  $     10,061       $         -       $     334     $         -      $       (201)     $     10,194
   Services................           913                 -           1,031               -                -              1,944
   Custom projects.........             -              2,137              -               -                -              2,137
                             ---------------    -------------     ----------    -------------    -------------     -------------
Total revenue..............        10,974              2,137          1,365               -              (201)           14,275
                             ---------------    -------------     ----------    -------------    -------------     -------------
Cost of goods and
  Services:
   Products................         8,382                 -             310               -              (201)            8,491
   Services................           589                 -             697               -                -              1,286
   Custom projects.....                 -                962              -               -                -                962
                             ---------------    -------------     ----------    -------------    -------------     -------------
   Cost of goods and
     Services..............         8,971                962          1,007               -              (201)           10,739
                             ---------------    -------------     ----------    -------------    -------------     -------------
Gross profit...............         2,003              1,175            358               -                -              3,536

Selling, general and
administrative expenses....         1,884              1,020            390              205               -              3,499
                             ---------------    -------------     ----------    -------------    -------------     -------------
Operating income (loss)....  $        119       $        155      $     (32)    $       (205)               -                 37
                             ---------------    -------------     ----------    -------------    -------------
Interest and other income, net.................................................................................              19
                                                                                                                   -------------
Income from continuing operations before income taxes..........................................................              56
Income taxes...................................................................................................               5
                                                                                                                   -------------
Net income from continuing operations..........................................................................              51
Net loss on disposal of discontinued operations, net of taxes..................................................            (12)
                                                                                                                   -------------
Net income ....................................................................................................    $         39
                                                                                                                   -------------
Trade accounts
  receivable, net..........  $      7,683       $       1,127     $     517     $         90     $          -      $      9,417
                             ---------------    ----------------  ----------    -------------    -------------     -------------
Inventory..................  $        817       $         466     $      32     $         -      $          -      $      1,315
                             ---------------    ----------------  ----------    -------------    -------------     -------------

      For the quarter ended March 31, 2003:

                                  INX              Stratasoft         Valerent     Corporate     Eliminations     Consolidated
                             ---------------     --------------     -----------   -----------   -------------    -------------
Revenue:
   Products................  $      6,661        $          -       $       193   $        -    $      (132)     $     6,722
   Services................           477                   -               812            -             -             1,289
   Custom projects.........             -                2,069                -            -             -             2,069
                             ---------------     --------------     -----------   -----------   -------------    -------------
Total revenue..............         7,138                2,069            1,005            -           (132)          10,080
                             ---------------     --------------     -----------   -----------   -------------    -------------
Cost of goods and
 Services:
   Products................         5,844                   -               192            -           (132)           5,904
   Services................           516                   -               584            -             -             1,100
   Custom projects.........             -                  801                -            -             -               801
                             ---------------     --------------     -----------   -----------   -------------    -------------
      Cost of goods
        and Services.......         6,360                  801              776            -           (132)           7,805
                             ---------------     --------------     -----------   -----------   -------------    -------------
Gross profit...............           778                1,268              229            -             -             2,275

Selling, general and
administrative expenses....           945                1,596              560           275            -             3,376
                             ---------------     --------------     -----------   -----------   -------------    -------------
Operating loss.............  $      (167)        $       (328)      $     (331)   $     (275)   $         -      $   (1,101)
                             ---------------     --------------     -----------   -----------   -------------
Interest and other income, net...............................................................................             10
                                                                                                                 -------------
Loss from continuing operations before income taxes..........................................................        (1,091)
Income taxes.................................................................................................             -
                                                                                                                 -------------
Net loss from continuing operations..........................................................................        (1,091)
Net gain on disposal of discontinued operations, net of taxes................................................             -
                                                                                                                 -------------
Net loss.....................................................................................................    $   (1,091)
                                                                                                                 -------------

                                  INX              Stratasoft         Valerent     Corporate     Eliminations     Consolidated
                             ---------------     --------------     -----------   -----------   -------------    -------------
Trade accounts
  receivable, net..........  $     4,175         $       1,166      $       509   $        77   $         -      $     5,927
                             ---------------     --------------     -----------   -----------   -------------
Accounts receivable retained from discontinued operations, net...............................................            100
                                                                                                                 -------------
Total accounts receivable, net...............................................................................    $     6,027
                                                                                                                 -------------
Inventory..................  $        347        $         486      $        35   $        -    $        -       $       868
                             ---------------     --------------     -----------   -----------   -------------    -------------

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

                                                    Three Months Ended
                                                         March 31,
                                               ----------------------------
                                                   2003             2004
                                               -----------      -----------
        Numerator for basic earnings
          per share:
        Net income (loss) from
          continuing operations ............   $    (1,091)     $        51
        Gain (loss) on disposal of
          discontinued operations,
          net of taxes .....................            --              (12)
                                               -----------      -----------
        Net income (loss) ..................   $    (1,091)     $        39
                                               -----------      -----------
        Numerator for diluted earnings
          per share:
        Net income (loss) from
          continuing operations ............   $    (1,091)     $        51
        INX income attributable to
          potential minority interest
          net income (loss) from
          continuing operations used
          in computing loss per share ......            --                4
        Loss on disposal of discontinued
         operations, net of taxes ..........            --              (12)
                                               -----------      -----------
        Net income (loss) ..................   $    (1,091)     $        34
                                               -----------      -----------
        Denominator for basic earnings
          per share - weighted-average
          shares outstanding ...............     3,630,285        3,978,407
        Effect of dilutive securities:
        Shares issuable from assumed
          conversion of common stock
          options and restricted
          stock ............................            --          565,999
        Denominator for diluted
          earnings per share -
          weighted-average shares
          outstanding ......................     3,630,285        4,544,406

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

                                                           INX Common   Percent
                                                             Stock      of Total
                                                           ----------   --------
 Ownership of INX shares at March 31, 2004:
      Common Stock owned by I-Sector .................     21,834,333     100.0%
                                                           ----------     -----

      Total Common Stock Outstanding .................     21,834,333     100.0%
                                                           ----------     -----

 Potential Future I-Sector Dilution of
   Ownership:
     Common Stock owned by I-Sector at
       March 31, 2004 ................................     21,834,333      68.4%
     Options granted and outstanding at
       March 31, 2004(1)(2)(3)(4) ....................      8,274,288      25.9%

     Contingent obligation to issue Common Stock
       related to acquisition(5) .....................      1,800,000       5.7%
                                                           ----------     -----
     Total at March 31, 2004 .........................     31,908,621     100.0%
                                                           ----------     -----

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


      The following discussion is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements, including the notes thereto included elsewhere in this Form 10-Q/A and our Form 10-K previously filed with the Securities and Exchange Commission.


SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

      This quarterly report on Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to future events or our future financial performance including, but not limited to, statements contained in Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned that any statement that is not a statement of historical fact, including but not limited to, statements which may be identified by words including, but not limited to, "anticipate," "appear," "believe," "could," "estimate," "expect," "hope," "indicate," "intend," "likely," "may," "might," "plan," "potential," "seek," "should," "will," "would," and other variations or negative expressions thereof, are predictions or estimations and are subject to known and unknown risks and uncertainties. Numerous factors, including factors that we have little or no control over, may affect the I-Sector's actual results and may cause actual results to differ materially from those expressed in the forward-looking statements contained herein. In evaluating such statements, readers should consider the various factors identified in I-Sector's annual report for 2003 on Form 10-K, as filed with the Securities and Exchange Commission including the matters set forth in Item 1.- "Factors Which May Affect The Future Results Of Operations," which could cause actual events, performance or results to differ materially from those indicated by such statements.


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

                                                                                  Three months ended March 31,
                                                                     -----------------------------------------------------
                                                                              2003                            2004
                                                                     ----------------------         ----------------------
                                                                      Amount            %            Amount            %
                                                                     --------         -----         --------         -----
                                                                                      (DOLLARS IN THOUSANDS)
Revenue:
   INX product ................................................      $  6,661          66.1         $ 10,061          70.5
   INX service ................................................           477           4.7              913           6.4
                                                                     --------         -----         --------         -----
            Total INX revenue .................................         7,138          70.8           10,974          76.9
                                                                     --------         -----         --------         -----
   Stratasoft - Custom projects ...............................         2,069          20.5            2,137          15.0
                                                                     --------         -----         --------         -----
   Valerent product ...........................................           193           1.9              334           2.4
   Valerent service ...........................................           812           8.1            1,031           7.2
                                                                     --------         -----         --------         -----
            Total Valerent revenue ............................         1,005          10.0            1,365           9.6
   Eliminations revenue .......................................          (132)         (1.3)            (201)         (1.5)
                                                                     --------         -----         --------         -----
                Total revenue .................................        10,080         100.0           14,275         100.0
Cost of sales and service:
   INX product ................................................         5,844          87.7            8,382          83.3

   INX service ................................................           516         108.2              589          64.5
                                                                     --------         -----         --------         -----
           Total INX cost of sales and service ................         6,360          89.1            8,971          81.7
   Stratasoft - Custom projects ...............................           801          38.7              962          45.0
                                                                     --------         -----         --------         -----
   Valerent product ...........................................           192          99.5              310          92.8
   Valerent service ...........................................           584          71.9              697          67.6
                                                                     --------         -----         --------         -----
           Total Valerent cost of sales and service ...........           776          77.2            1,007          73.8
   Eliminations of cost of sales and service ..................          (132)        100.0             (201)        100.0
                                                                     --------         -----         --------         -----
           Total cost of sales and service ....................         7,805          77.4           10,739          75.2
Gross profit:
   INX product ................................................           817          12.3            1,679          16.7
   INX service ................................................           (39)         (8.2)             324          35.5
                                                                     --------         -----         --------         -----
           Total INX gross profit .............................           778          10.9            2,003          18.3
   Stratasoft - Custom projects ...............................         1,268          61.3            1,175          55.0
                                                                     --------         -----         --------         -----
   Valerent product ...........................................             1           0.5               24           7.2
   Valerent service ...........................................           228          28.1              334          32.4
                                                                     --------         -----         --------         -----
           Total Valerent gross profit ........................           229          22.8              358          26.2
                                                                     --------         -----         --------         -----
                 Total gross profit ...........................         2,275          22.6            3,536          24.8
Selling, general and administrative expenses:
   INX ........................................................           945          13.2            1,884          17.2
   Stratasoft .................................................         1,596          77.1            1,020          47.7
   Valerent ...................................................           560          55.7              390          28.6
   Corporate ..................................................           275          (NA)              205          (NA)
                                                                     --------         -----         --------         -----
Total selling, general and administrative expenses ............         3,376          33.5            3,499          24.5
Operating income (loss):
   INX ........................................................          (167)         (2.3)             119           1.1
   Stratasoft .................................................          (328)        (15.9)             155           7.3
   Valerent ...................................................          (331)        (32.9)             (32)         (2.3)
   Corporate ..................................................          (275)         (NA)             (205)         (NA)
                                                                     --------         -----         --------         -----
           Total operating income (loss) ......................        (1,101)        (10.9)              37           0.3
Interest and other income, net ................................            10          (0.1)              19           0.1
                                                                     --------         -----         --------         -----
Income (loss) from continuing operations before income taxes ..        (1,091)        (10.8)              56           0.4
Income taxes ..................................................            --           0.0                5           0.0
                                                                     --------         -----         --------         -----
Net income (loss) from continuing operations ..................        (1,091)        (10.8)              51           0.4
Discontinued operations:
Loss on disposal, net of taxes ................................            --           0.0              (12)         (0.1)
                                                                     --------         -----         --------         -----
Net income (loss) .............................................      $ (1,091)        (10.8)        $     39           0.3
                                                                     --------         -----         --------         -----

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

      Our Stratasoft subsidiary has accepted customer notes receivable as part of its consideration for certain of its custom projects sales. At December 31, 2003 and March 31, 2004, Stratasoft had net notes receivable of $928,000 and $1.2 million, respectively. The following table shows the breakdown of the total notes receivable:

                                                        DECEMBER 31      MARCH 31
                                                           2003            2004
                                                        -----------      --------
                                                          (DOLLARS IN THOUSANDS)
      Current portion of notes receivable, gross ..      $ 1,049         $ 1,404
      Allowance for doubtful notes ................         (373)           (342)
                                                         -------         -------
      Current portion of notes receivable, net ....          676           1,062
                                                         -------         -------
      Long term portion of notes receivable, gross           502             375
      Allowance for doubtful notes ................         (250)           (250)
                                                         -------         -------
      Long-term portion of notes receivable, net ..          252             125
                                                         -------         -------
      Total notes receivable, net .................      $   928         $ 1,187
                                                         -------         -------

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

      Contractual Obligations

      The following table summarizes certain of our contractual cash obligations and related payments due as of March 31, 2004:

                                                                    PAYMENTS DUE BY PERIOD
                                           --------------------------------------------------------------------------
                                                                    (DOLLARS IN THOUSANDS)
                                                        LESS THAN 1
CONTRACTUAL OBLIGATIONS                     TOTAL          YEAR        1-3 YEARS        4-5 YEARS       AFTER 5 YEARS
-------------------------------------      ------         ------       ---------        ----------      -------------
Lease obligations ...................      $1,569         $  418         $1,151         $      --         $      --
Textron, interest bearing debt ......       1,204          1,204             --                --                --
Other debt obligations
                                              299             95            204                --                --
                                           ------         ------         ------         ---------         ---------
                                           $3,072         $1,717         $1,355         $      --         $      --
                                           ------         ------         ------         ---------         ---------

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

ITEM 2. OTHER INFORMATION

      None


ITEM 6. EXHIBITS

Exhibit 1.1 Underwriting Agreement by and between Paulson Investment Company, Inc. and I-Sector Corporation dated May 6, 2004 **

Exhibit 1.2 Amendment to Underwriting Agreement by and between Paulson Investment Company, Inc. and I-Sector Corporation, dated May 7, 2004 **

Exhibit 4.1   Specimen Unit Certificate **

Exhibit 4.2 Warrant Agreement, including Specimen Warrant Certificate by and between I-Sector Corporation and American Stock Transfer & Trust Company, dated May 7, 2004 **

Exhibit 4.3 Purchase Warrant issued to Paulson Investment Company, Inc. by I-Sector Corporation, dated May 7, 2004 **

Exhibit 4.4 Purchase Warrant issued to Pali Capital, Inc. by I-Sector Corporation, dated May 7, 2004 **

Exhibit 4.5 Purchase Warrant issued to S.W. Bach & Company by I-Sector Corporation, dated May 7, 2004 **

Exhibit 31.1  Certification of CEO & CFO pursuant to Rule 13a-14(a) *

Exhibit 32.1  Certification pursuant to 18 U.S.C. Sec. 1350 *


 * Filed herewith

** Previously filed with the Company's Quarterly Report on Form 10-Q, dated
   May 17, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    I-Sector Corporation.

Date: May 27, 2004                  By:       /s/ JAMES H. LONG
                                    ------------------------------
                                    James H. Long, Chief Executive Officer,
                                    Chief Financial Officer, and
                                    Chairman of the Board


                                    By:      /s/ JEFFREY A. SYLVESTER
                                          -----------------------------------
                                    Jeffrey A. Sylvester, Secretary and
                                    Controller

                                  EXHIBIT INDEX

Exhibit 1.1 Underwriting Agreement by and between Paulson Investment Company, Inc. and I-Sector Corporation dated May 6, 2004 **

Exhibit 1.2 Amendment to Underwriting Agreement by and between Paulson Investment Company, Inc. and I-Sector Corporation, dated May 7, 2004 **

Exhibit 4.1   Specimen Unit Certificate **

Exhibit 4.2 Warrant Agreement, including Specimen Warrant Certificate by and between I-Sector Corporation and American Stock Transfer & Trust Company, dated May 7, 2004 **

Exhibit 4.3 Purchase Warrant issued to Paulson Investment Company, Inc. by I-Sector Corporation, dated May 7, 2004 **

Exhibit 4.4 Purchase Warrant issued to Pali Capital, Inc. by I-Sector Corporation, dated May 7, 2004 **

Exhibit 4.5 Purchase Warrant issued to S.W. Bach & Company by I-Sector Corporation, dated May 7, 2004 **

Exhibit 31.1  Certification of CEO & CFO pursuant to Rule 13a-14(a) *

Exhibit 32.1  Certification pursuant to 18 U.S.C. Sec. 1350 *


 * Filed herewith

** Previously filed with the Company's Quarterly Report on Form 10-Q, dated
   May 17, 2004