Form 10-Q
period 2004-06-30
I SECTOR CORP
filed 2004-08-13
CIK 1020017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2004
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate by check mark whether the registrant is an accelerated filer
     (as defined in Rule 12b-2 of the Exchange Act).  Yes__    No X
         ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of August 13, 2004, there were 5,960,754 shares of common stock, $.01 par value per share, outstanding.

                          Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements - I-Sector Corporation (Unaudited):

         Condensed Consolidated Balance Sheets at December 31, 2003 and June 30, 2004

         Condensed Consolidated Statements of Income for the three months ended June 30, 2003 and 2004

         Condensed Consolidated Statements of Income for the six months ended June 30, 2003 and 2004

         Condensed Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2004

         Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2004

         Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures

                           Part II. Other Information

Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


         Signatures

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and par value amounts)

                                                                           December 31,        June 30,
                                                                               2003               2004
                                                                           --------------    ---------------
                                                                                              (Unaudited)
                                 ASSETS
Current Assets:
     Cash and cash equivalents..........................................   $       2,172     $       7,220
     Accounts receivable -  trade, net of allowance of $612 and $635....           9,757            13,215
     Accounts receivable - affiliates...................................              16                13
     Accounts receivable - other........................................              29                25
     Notes receivable, net of allowance of $373 and $549................             676             1,253
     Inventory..........................................................           1,038             1,949
     Cost and estimated earnings in excess of billings..................           1,452             1,714
     Other current assets...............................................             943               490
                                                                           --------------    ---------------
          Total current assets..........................................          16,083            25,879
                                                                           --------------    ---------------
Property and  equipment,  net of accumulated  depreciation  of $1,887 and
$2,129                                                                             1,271             1,448
Notes receivable, long-term, net of allowance of  $250 and $250.........             252               253
Patent license rights, net of accumulated amortization of $265 and $320.             849               794
Other  intangible  assets,  net of accumulated  amortization  of $335 and
$438                                                                                 435               537
Deferred offering costs.................................................             317                 -
                                                                           --------------    ---------------
               Total Assets.............................................   $      19,207     $      28,911
                                                                           ==============    ===============
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Notes payable and current portion of long-term debt................   $       1,784     $          94
     Accounts payable...................................................           6,524             9,801
     Billings in excess of cost and estimated earnings..................             262               132
     Accrued expenses...................................................           2,676             2,828
     Net liabilities related to discontinued operations.................             557               642
     Deferred revenue...................................................             556               733
                                                                           --------------    ---------------
         Total current liabilities......................................          12,359            14,230
                                                                           --------------    ---------------
Long-term debt..........................................................             229               178
Minority interest.......................................................               -               168
Commitments and Contingencies
Stockholders' Equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized,
          no shares issued..............................................               -                 -
    Common stock, $.01 par value, 15,000,000 shares authorized,
         4,762,809 and  5,960,354 issued................................              48                60
    Additional paid in capital..........................................          10,853            18,601
    Additional paid in capital - other..................................             337               202
    Treasury stock, at cost 811,800 and 811,800 shares..................          (1,373)           (1,373)
    Retained deficit....................................................          (3,246)           (3,155)
                                                                           --------------    ---------------
         Total stockholders' equity.....................................           6,619            14,335
                                                                           --------------    ---------------
              Total Liabilities and Stockholders' Equity................   $      19,207      $     28,911
                                                                           ==============    ===============

            See notes to condensed consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                   (Unaudited)
                                                             --------------------------------
                                                               Three months ended June 30,
                                                             --------------------------------
                                                                 2003               2004
                                                             --------------     -------------
Revenue:
       Products............................................  $      12,703      $     16,609
       Services............................................          1,656             3,109
       Custom projects.....................................          1,511             2,169
                                                             --------------     -------------
             Total revenue.................................         15,870            21,887
                                                             --------------     -------------
Cost of goods and services:
       Products............................................         11,211            14,650
       Services............................................          1,356             2,052
       Custom projects.....................................            574               886
                                                             --------------     -------------
             Total cost of goods and services..............         13,141            17,588
                                                             --------------     -------------
                 Gross profit..............................          2,729             4,299
Selling, general and administrative expenses...............          3,562             4,236
                                                             --------------     -------------
Operating income (loss)....................................           (833)               63
Interest and other income (expense), net...................             96               (26)
                                                             --------------     -------------
Income (loss) from continuing  operations before income tax           (737)               37
benefit
Income tax benefit.........................................            (81)               (7)
                                                             --------------     -------------

Net  income  (loss)  from  continuing   operations   before           (656)
minority interest..........................................                               44
Minority interest..........................................              -                (6)
Discontinued operations:
Gain on disposal of discontinued operations, net of taxes .             16                13
                                                             --------------     -------------
Net income (loss)..........................................  $        (640)     $         51
                                                                                .
                                                             ==============     =============
Net income (loss) per share Basic:
Net  income  (loss)  from  continuing   operations   before
minority interest..........................................  $       (0.19)     $        0.01
Minority interest..........................................              -                 -
Gain on disposal of discontinued operations, net of taxes .           0.01                 -
                                                             --------------     -------------
Net income (loss) per share................................  $       (0.18)     $        0.01
                                                             ==============     =============
Diluted:
Net  income  (loss)  from  continuing   operations   before
minority interest..........................................  $       (0.19)     $        0.01
Minority interest..........................................              -                  -
Gain on disposal of discontinued operations, net of taxes .           0.01                  -
                                                             --------------     -------------
Net income (loss) per share................................  $       (0.18)     $        0.01
                                                             ==============     =============
Shares used in computing net income (loss) per share:
Basic......................................................      3,636,441         4,582,790
                                                             --------------     -------------
Diluted....................................................      3,636,441         4,939,206
                                                             --------------     -------------

            See notes to condensed consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                   (Unaudited)
                                                             --------------------------------
                                                                Six months ended June 30,
                                                             --------------------------------
                                                                 2003              2004
                                                             -------------      -------------
Revenue:
       Products............................................  $     19,427       $     26,803
       Services............................................         2,944              5,053
       Custom projects.....................................         3,580              4,306
                                                             -------------      -------------
       Total revenue.......................................        25,951             36,162
                                                             -------------      -------------
Cost of goods and services:
       Products............................................        17,114             23,142
       Services............................................         2,458              3,338
       Custom projects.....................................         1,374              1,848
                                                             -------------      -------------
       Total cost of goods and services....................        20,946             28,328
                                                             -------------      -------------
                 Gross profit..............................         5,005              7,834
Selling, general and administrative expenses...............         6,939              7,734
                                                             -------------      -------------
Operating income (loss)....................................        (1,934)               100
Interest and other income (expense), net...................           106                 (6)
                                                             -------------      -------------
Income (loss) from continuing  operations before income tax
benefit                                                            (1,828)                94
Income tax benefit.........................................           (81)                (1)
                                                             -------------      -------------
Net  income  (loss)  from  continuing   operations   before
minority interest..........................................        (1,747)                95
Minority interest..........................................             -                 (6)
Discontinued operations:
Gain on disposal of discontinued operations, net of taxes .            16                  2
                                                             -------------      -------------
Net income (loss)..........................................  $     (1,731)      $        91
                                                             =============      =============
Net income (loss) per share Basic:
Net  income  (loss)  from  continuing   operations   before
minority interest..........................................  $      (0.48)      $       0.02
Minority interest..........................................             -                  -
Gain (loss) on disposal of discontinued operations,  net of
taxes .....................................................             -                  -
                                                             -------------      -------------
Net income (loss) per share................................  $      (0.48)      $       0.02
                                                             =============      =============
Diluted:
Net  income  (loss)  from  continuing   operations   before
minority interest..........................................  $      (0.48)      $       0.02

Minority interest..........................................             -                  -
Gain (loss) on disposal of discontinued operations,  net of
taxes .....................................................             -                  -
                                                             -------------      -------------
Net income (loss) per share................................  $      (0.48)      $       0.02
                                                             =============      =============

Shares used in computing net income (loss) per share:
Basic......................................................    3,632,978           4,280,599
                                                             -------------      -------------
Diluted....................................................    3,632,978           4,658,296
                                                             -------------      -------------

            See notes to condensed consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)
                                   (Unaudited)

                                           $.01 par value                       Additional
                                            Common Stock           Additional    Paid-In
                                       ------------------------     Paid-In     Capital -      Treasury      Retained
                                         Shares       Amount       Capital       Other          Stock        Deficit       Total
                                       -----------   ---------    ----------   -----------   -----------   ----------   ----------

Balance at December 31, 2003.........   4,762,809    $     48      $ 10,853     $    337      $ (1,373)    $ (3,246)    $  6,619



Revaluation of consultant options....           -           -             -         (163)             -           -         (163)


Exercise of common stock options.....      47,545           -            60           25              -           -           85
Proceeds from offering of Units,
net of offering costs of $1,046......   1,150,000          12         7,620            -              -           -        7,632
Issuance of INX common stock
net of minority interest.............           -           -            71            -              -           -           71

Net income ..........................           -           -             -            -              -          91           91
                                       -----------   ---------    ----------    ----------    -----------  ----------   ----------
Balance at June 30, 2004.............   5,960,354    $     60     $  18,604     $    199      $  (1,373)   $ (3,155)    $ 14,335
                                       ===========   =========    ==========    ==========    ===========  ==========   ==========

                 The accompanying notes are an integral part of this condensed consolidated financial statement

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                                Six Months Ended June 30,
                                                                                ----------------------------
                                                                                  2003             2004
                                                                                -----------    -------------
           CASH FLOWS FROM OPERATING ACTIVITIES:
                 Net income (loss)............................................  $  (1,731)     $        91
                 Adjustments to reconcile net income (loss) to net cash
                 provided by (used in) operating activities:
                       Minority interest......................................          -                6
                       Net gain (loss) from discontinued operations...........        (16)               3
                      Tax benefit (expense) from discontinued operations......         (8)              (1)
                       Depreciation and amortization..........................        359              444
                       (Gain) loss on retirement of assets....................        (89)              23
                       Bad debt expense ......................................        578              193
                  Changes in assets and liabilities that provided (used) cash:
                        Accounts receivable, net..............................     (1,856)          (3,453)
                        Accounts receivable, affiliates and other.............         57                7
                        Inventory.............................................     (1,029)            (911)
                   Income tax receivable......................................        (73)               -
                        Notes receivable......................................       (300)            (776)
                        Other current assets..................................         14              453
                        Accounts payable......................................      3,390            3,277
                        Cost and estimated earnings in excess of billings.....       (191)            (262)
                        Billings in excess of cost and estimated earnings.....        198             (130)
                        Other assets..........................................       (250)               -
                        Accrued expenses......................................        158              305
                        Deferred revenue......................................        115              177
                                                                                -----------    -------------
                                     Net cash used in continuing operations...       (674)            (554)
                    Net operating activities from discontinued operations            (255)              83
                                                                                -----------    -------------
                                     Net cash used in operating activities....       (929)            (471)
                                                                                -----------    -------------
           CASH FLOWS FROM INVESTING ACTIVITIES:
                  Proceeds of sale of fixed assets............................         80                -
                  Acquisition of Digital Precision, Inc (inclusive of
                     acquisition costs).......................................       (566)               -
                 Capital expenditures.........................................       (220)            (457)
                                                                                -----------    -------------
                                      Net cash used in investing activities...       (706)            (457)
                                                                                -----------    -------------
           CASH FLOWS FROM FINANCING ACTIVITIES:
                  Exercise of stock options...................................         14               85
                  Proceeds from Unit offering ................................          -            7,632
                  Proceeds from borrowings of interest bearing debt ..........          -            1,204
                  Payments of long -term debt.................................       (104)          (2,945)
                                                                                -----------    -------------
                                      Net cash provided by (used in) in
                                         financing activities.................        (90)           5,976
                                                                                -----------    -------------
           NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............     (1,725)           5,048

           CASH AND CASH EQUIVALENTS AT BEGINNING OF  PERIOD..................      3,491            2,172
                                                                                -----------    -------------
           CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................  $   1,766      $     7,220
                                                                                ===========    =============
           SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                    Cash paid for interest....................................  $       9      $        10

           SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
                    Revaluation of options granted to consultants.............  $      78      $      (163)
                    Other receivable for proceeds of sale of fixed assets.....         30                -
                    Recognition of additional purchase price on Digital
                       Precision acquisition through issuance of INX common
                       stock..................................................          -              234

            See notes to condensed consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         I-Sector Corporation and subsidiaries ("I-Sector" or the "Company") is engaged in selling and supporting IP telephony solutions as well as related network infrastructure, their proprietary computer-telephony software, and performing remote-enabled managed services for the information and communication technology used by their customers:

          o Internetwork Experts, Inc. ("INX") is a network professional services and integration organization focused on delivering comprehensive Cisco-centric IP communications solutions to clients ranging from mid-size to large enterprises. IP communications solutions include design and implementation, ongoing support and applications enablement. Supporting practice areas include network architecture, security, and wireless. To provide these services, INX employs highly trained IP communications consultants and network engineering staff who are trained and experienced in both large, complex network infrastructure technology and IP communications technology.

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

          o Valerent, Inc. ("Valerent") provides information technology solutions that lower its client's expense by utilizing centralized, remote enabled computing management tools which predict, announce and manage service interruptions. Additionally, Valerent provides customers with traditional computer services such as on-site and carry-in computer repair, application support, operating system and network migration services, turn-key outsourced IT helpdesk solutions, technical staff augmentation for IT helpdesk operations, and helpdesk solutions consulting services.

         The condensed consolidated financial statements presented herein as of and for the three-month and six-month periods ended June 30, 2003 and 2004 are unaudited; however, all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods covered have been made and are of a normal, recurring nature. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet as of December 31, 2003 is derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Although management believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in I-Sector's 2003 annual report on Form 10-K.

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

         Products Revenue. Three of I-Sector's operating segments earn revenue from product shipments. Product shipment revenue occurs when products manufactured by other parties are purchased and resold to a customer and such products are contracted for independently of material services. I-Sector recognizes revenue from product shipments when the product is shipped or delivered to the customer. In all three segments, the four criteria for revenue recognition have been met because: (1) there are written, executed contracts, or in the case of INX and Valerent, in some situations there are binding purchase orders; (2) delivery has occurred or services have been rendered; (Stratasoft, however, recognizes revenue on the percentage of completion method, as described below.) (3) the price is fixed or determinable, and (4) collectibility is reasonably assured. Each of I-Sector's business segments performs credit research prior to extending credit. In Stratasoft's business segment, a substantial portion of the total contract price is received in cash or letter of credit when the unit is installed.

         Services Revenue. All of I-Sector's operating segments earn revenue from providing stand-alone services revenue. This revenue consists of billings for engineering and technician time, programming services, which are provided on either a hourly basis or a flat-fee basis, support contracts and the service component of maintenance and repair service ticket transactions. These services are contracted for separately from any product sale, and generally for contracts of short duration, are recognized when the service is performed and when collection is reasonably assured. Two of I-Sector's segments sometimes earn agency fee revenue from various sources, the primary source of which is referring customers to other organizations for which an agency fee is received. This revenue is recognized at the earlier of when payment is received or when notification of amounts being due is received from the entity paying such agency fee and collectibility is reasonably assured.

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

                                                                      December 31,        June 30,
                                                                          2003              2004
                                                                      -------------    --------------
               Costs incurred on uncompleted contracts..........    $     1,019        $     1,685
               Estimated earnings...............................          3,117              4,341
                                                                    ---------------    --------------
                                                                          4,136              6,026
               Less: Billings to date...........................         (2,946)            (4,444)
                                                                    ---------------    --------------
                                                                    $     1,190        $     1,582
               Total  ..........................................
                                                                    ===============    ==============

               Included in accompanying balance sheets under the
                    following captions:
               Cost and estimated earnings in excess of billings    $     1,452        $     1,714
               Billings in excess of cost and estimated earnings           (262)              (132)
                                                                    ---------------    --------------
               Total ...........................................    $     1,190        $     1,582
                                                                    ===============    ==============

         During the six months ending June 30, 2004, I-Sector`s operating segment Stratasoft deferred $520 of revenue for software products sold on notes that are not due within twelve months of their note origination and revenue to resellers of $37. Also during the second quarter of 2004, the company reversed deferred revenue of $398 due to cancellation of a reseller transaction that was originally deferred in full at December 31, 2003. Revenue from resellers and notes in excess of twelve months is recognized in the accounting periods that payments from the customer are received.

         Vendor Incentives - From time to time, the Company participates in programs provided by suppliers that enable it to earn incentives. These incentives are generally earned based upon sales volume, sales growth and customer satisfaction levels. The amounts earned under these programs are recorded as a reduction of cost of goods when earned and determinable. The amount of vendor incentives recognized can vary significantly between quarterly and annual periods. During the three-month period ended June 30, 2004, the Company did not recognize any vendor incentives. During the six-month period ended June 30, 2004, the Company recognized $622 in vendor incentives that related to the six-month measurement period ended January 31, 2004.

         Warranty Reserve - I-Sector records a warranty reserve related to certain software products sold by its Stratasoft subsidiary. That reserve is classified in accrued expenses and is amortized over the life of the warranty, which is generally twelve months, against actual warranty expenditures. This warranty reserve relates to the estimate of warranty obligations from sales of Stratasoft's call center telephony systems, which consist of Stratasoft's software, configured hardware components as well as telephone support relating to Stratasoft's software products. This liability amount has been consistently recorded within each period as a charge to cost of goods based upon five percent of period revenue. This percentage was based upon a review of the costs of providing the warranty work, which was initially performed in connection with the acquisition of the Stratasoft technology. Stratasoft incurs numerous types of costs related to the warranty work, which includes labor cost of technicians and programmers, hardware cost, the cost of developing and uploading software patches related to "bug fixes", telephone support, and hardware parts cost related to defective hardware sold as a part of a complete Stratasoft system. The majority of these costs are individually insignificant amounts for which the cost/benefit relationship does not warrant tracking, but which we periodically assess and continue to estimate at approximately five percent of Stratasoft sales. As the actual costs are not tracked, Stratasoft amortizes the recorded amounts to cost of goods over the average life of the contractual warranty period as costs are believed to be incurred ratably over the warranty period. The difference between the actual warranty costs incurred and the amount of amortization is not considered to be materially different. The following table depicts the activity in the warranty reserve:

                                                      ------------------
                                                       Six Months Ended
                                                           June 30,
                                                      ------------------
                                                             2004
                                                      ------------------

               Balance, beginning of the period....   $        302
               Additions to reserve................            227
               Expenses offset against reserve.....           (195)
                                                      ------------------
               Balance, end of period..............   $        334
                                                      ==================

         Stock-Based Compensation - The Company has elected to account for stock-based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Bulletin ("APB") No. 25 "Accounting for Stock Issued to Employees". Under this method no compensation expense is recognized when the number of shares granted is known and the exercise price of the stock option is equal to or greater than the fair value of the common stock on the grant date. The Company has recorded no stock-based compensation associated with stock options granted to employees and directors in its consolidated statement of operations. I-Sector and its subsidiaries apply the fair value method as prescribed by SFAS No. 123, as interpreted and amended, for stock and stock options issued to non-employees and during the three and six month periods ended June 30, 2004, recorded a $25 expense and a $39 benefit, respectively. If compensation cost for all option issuances had been determined consistent with the fair value method, I-Sector's per share profitability would have changed to the pro-forma amounts indicated below for the three and six month periods ended June 30, 2003 and 2004.

                                                        ----------------------------    ------------------------------
                                                            Three Months Ended                Six Months Ended
                                                                 June 30,                          June 30,
                                                        ----------------------------    ------------------------------
                                                           2003            2004            2003             2004
                                                        ------------    ------------    ------------     ------------
Basic and diluted:
Net income (loss) as reported.........................  $     (640)     $       51      $   (1,731)      $       91
Deduct: Total stock-based employee
       compensation determined under fair value
       based method for all awards, net of related
       tax effects....................................          14              23              24               45
                                                        ------------    ------------    ------------     ------------
Pro forma net income (loss)...........................  $     (654)     $       28      $   (1,755)      $       46
                                                        ============    ============    ============     ============

Earnings per share:
Basic - as reported...................................  $   (0.18)      $     0.01      $   (0.48)       $     0.01
Basic - pro forma....................................   $   (0.18)      $     0.01      $   (0.48)       $     0.01

Diluted - as reported.................................  $   (0.18)      $     0.01      $   (0.48)       $     0.01
Diluted - pro forma.................................    $   (0.18)      $     0.01      $   (0.48)       $     0.01

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

         Accounting Pronouncements - In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51". FIN 46 addresses consolidation by business enterprises of variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. On December 17, 2003, the FASB issued FIN 46(R), providing a deferral of the application of FIN 46 for interests held by public entities in a variable interest entity or potential variable interest entity until fiscal periods ending after March 15, 2004. The Company has assessed the impact of FIN 46 on its financial statements, particularly its relationship with Allstar Equities, Inc., and adoption of this statement did not have an impact on the Company's financial statements.

2.       DISCONTINUED OPERATIONS

         In 1999, I-Sector decided to sell both its computer products reselling business and its PBX telephone systems dealer business. During the quarter and six months specified below, I-Sector recognized a gain (loss) on disposal, net of income tax provision, of these three businesses as follows:

                                                                  ------------------------------   ----------------------------
                                                                  Three Months Ended June 30,       Six Months Ended June 30,
                                                                  ------------------------------   ----------------------------
                                                                     2003             2004            2003             2004
                                                                  ------------     -------------   ------------    ------------

IT Staffing, Inc. (net of taxes of $14 and $-, respectively
for  quarter ended) and ($14 and $ -, respectively for six
months ended).................................................    $       26      $        -       $       26      $        -
Computer Products Division  (net of taxes of $(5) and $(2),
respectively for quarter ended) and ($(7) and $2,
respectively for six months ended)............................            (9)             12              (14)              3
Telecom Division (net of taxes and taxes of  $- and $-,
respectively for quarter ended) and ($2 and $(1),
respectively for six months ended)............................            (1)              1                4              (1)
                                                                  ------------    ------------     ------------    ------------
Gain on disposal of discontinued operations, net of taxes.....    $       16      $       13       $       16      $        2
                                                                  ============    ============     ============    ============

         The balance sheet caption "Net liabilities related to discontinued operations" contains $557 and $642 at December 31, 2003 and June 30, 2004, respectively, of estimated future expenses related to the winding up of the Telecom Division and the Computer Products Division, and includes amounts related to settlement of pending litigation and to Telecom warranties. An additional $85 relating to the rebate repayment claims from a former vendor was reclassified from accrued liabilities to net liabilities related to discontinued operations during the six month period ending June 30, 2004.


3.       SEGMENT INFORMATION

         I-Sector has four reportable segments: INX, Stratasoft, Valerent and Corporate. Corporate is not a revenue generating operating segment. The accounting policies of the business segments are the same as those for I-Sector. I-Sector evaluates performance of each segment based on operating income. Management considers trade accounts receivable and inventory and not total assets in their decision-making. Inter-segment sales and transfers are not significant and are shown in the Eliminations column in the table below. The following tables show the results of the four reportable segments:

         For the quarter ended June 30, 2004:

                             INX          Stratasoft       Valerent       Corporate      Eliminations    Consolidated
                         ------------    ------------     -----------    ------------    ------------    ------------
Revenue:
       Products........  $   16,354      $        -      $      505      $        -      $     (250)     $   16,609
       Services........       1,625               -           1,484               -               -           3,109
       Custom projects.           -           2,169               -               -               -           2,169
                         ------------    ------------    ------------    ------------    ------------    ------------
Total revenue..........      17,979           2,169           1,989               -            (250)         21,887
                         ------------    ------------    ------------    ------------    ------------    ------------

Cost of goods and
    Services:
       Products........      14,440               -             460               -            (250)         14,650
       Services........       1,145               -             907               -               -           2,052
       Custom projects.          -              886             -                 -               -             886
                         ------------    ------------    ------------    ------------    ------------    ------------
       Cost of goods and
        Services.......      15,585             886           1,367               -            (250)         17,588
                         ------------    ------------    ------------    ------------    ------------    ------------
Gross profit...........       2,394           1,283             622               -               -           4,299

Selling, general and
administrative expenses       2,318           1,131             486             301               -           4,236
                         ------------    ------------    ------------    ------------    ------------    ------------
Operating income (loss)  $       76      $      152      $      136      $     (301)     $        -              63
                         ------------    ------------    ------------    ------------    ------------
Interest and other income, net........................................................................          (26)
                                                                                                         ------------
Income from continuing operations before income taxes.................................................           37
Income tax benefit....................................................................................           (7)
                                                                                                         ------------
Net income from continuing operations before minority interest........................................           44
Minority interest.....................................................................................           (6)
Gain on disposal of discontinued operations, net of taxes.............................................           13
                                                                                                         ------------
Net income ...........................................................................................   $       51
                                                                                                         ============
Selected Balance Sheet Information:
Trade accounts           $
      Receivable, net..  $   11,455      $      706      $      961      $        -      $        -      $   13,122
                         ------------    ------------    ------------    ------------    ------------
Accounts receivable retained from discontinued operations, net...........................................        93
                                                                                                         ------------
Total accounts receivable, net...........................................................................$   13,215
                                                                                                         ============
Inventory..............  $    1,222      $      681      $       46      $        -      $        -      $    1,949
                         -----------     ------------    ------------    ------------    ------------    ------------

         For the quarter ended June 30, 2003:

                             INX          Stratasoft       Valerent       Corporate      Eliminations    Consolidated
                         ------------    ------------    ------------    ------------    ------------    ------------
Revenue:
       Products........  $   12,253     $         -      $      509      $        -      $      (59)     $   12,703
       Services........         782               -             874               -               -           1,656
       Custom projects.           -           1,511               -               -               -           1,511
                         ------------    ------------    ------------    ------------     -----------   -------------
Total revenue..........      13,035           1,511           1,383               -             (59)         15,870
                         ------------    ------------    ------------    ------------     -----------   -------------

Cost of goods and
    Services:
       Products........      10,846               -             424               -             (59)         11,211
       Services........         757               -             599               -               -           1,356
       Custom projects.           -             574                               -               -             574
                         ------------    ------------    ------------    ------------     -----------   -------------
      Cost of goods and      11,603             574           1,023               -             (59)         13,141
         Services......

                         ------------    ------------    ------------    ------------     -----------   -------------
Gross profit...........       1,432             937             360               -               -           2,729

Selling, general and
administrative expenses       1,448           1,344             536             234               -           3,562
                         ------------    ------------    ------------    ------------     -----------   -------------
Operating loss.........  $      (16)     $     (407)     $     (176)     $     (234)     $        -            (833)
                         ------------    ------------    ------------    ------------     -----------
Interest and other income, net..........................................................................         96
                                                                                                         ------------
Loss from continuing operations before income taxes.....................................................       (737)
Income taxes............................................................................................        (81)
                                                                                                         ------------
Net loss from continuing operations.....................................................................       (656)
Gain on disposal of discontinued operations, net of taxes...............................................         16
                                                                                                         ------------
Net loss................................................................................................ $     (640)
                                                                                                         ============
Selected Balance Sheet Information:
Trade accounts
      receivable, net..  $     6,231     $    1,231      $      747      $       15      $        -      $    8,224
                         ------------    ------------    ------------    ------------    ------------
Accounts receivable retained from discontinued operations, net...........................................       100
                                                                                                         ------------
Total accounts receivable, net...........................................................................$    8,324
                                                                                                         ============
Inventory..............  $    1,434      $      448      $       29      $        -      $        -      $    1,911
                         ------------    ------------    ------------    ------------    ------------    ------------

         For the six months ended June 30, 2004:

                             INX          Stratasoft       Valerent       Corporate      Eliminations    Consolidated
                         ------------    ------------    ------------    ------------    -------------   -------------
Revenue:
       Products........  $   26,415     $         -      $      839      $        -      $     (451)     $   26,803
       Services........       2,538               -           2,515               -               -           5,053
       Custom projects.           -           4,306               -               -               -           4,306
                         ------------    ------------    ------------    ------------    ------------    ------------
Total revenue..........      28,953           4,306           3,354               -            (451)         36,162
                         ------------    ------------    ------------    ------------    ------------    ------------
Cost of goods and
    Services:
       Products........      22,822               -             771               -            (451)         23,142
       Services........       1,735               -           1,603               -               -           3,338
       Custom projects.           -           1,848               -               -               -           1,848
                         ------------    ------------    ------------    ------------    ------------    ------------
      Cost of goods and
        Services.......      24,557           1,848           2,374               -            (451)         28,328
                         ------------    ------------    ------------    ------------    ------------    ------------
Gross profit...........       4,396           2,458             980               -               -           7,834

Selling, general and
administrative expenses       4,202           2,150             876             506               -           7,734
                         ------------    ------------    ------------    ------------    ------------    ------------
Operating income (loss)  $      194      $      308      $      104      $     (506)     $        -             100
                         ------------    ------------    ------------    ------------    ------------
Interest and other income, net..........................................................................         (6)
                                                                                                         ------------
Income from continuing operations before income taxes...................................................         94
Income tax benefit......................................................................................         (1)
                                                                                                         ------------
Net income from continuing operations before minority interest..........................................         95
Minority interest.......................................................................................         (6)
Gain on disposal of discontinued operations, net of taxes...............................................          2
                                                                                                         ------------
Net income ............................................................................................. $       91
                                                                                                         ============


         For the six months ended June 30, 2003:

                             INX          Stratasoft       Valerent       Corporate      Eliminations    Consolidated
                         ------------    ------------    ------------    ------------    ------------    ------------
Revenue:
       Products........  $   18,915      $        -      $      703      $        -      $     (191)     $   19,427
       Services........       1,259               -           1,685               -               -           2,944
       Custom projects.           -           3,580               -               -               -           3,580
                         ------------    ------------    ------------    ------------    -----------     ------------
Total revenue..........      20,174           3,580           2,388               -            (191)         25,951
                         ------------    ------------    ------------    ------------    -----------     ------------

Cost of goods and
    Services:
       Products........      16,690               -             615               -            (191)         17,114
       Services........       1,274               -           1,184               -               -           2,458
       Custom projects.           -           1,374               -               -               -           1,374
                         ------------    ------------    ------------    ------------    -----------     ------------
      Cost of goods
        and  Services..      17,964           1,374           1,799               -            (191)         20,946
                         ------------    ------------    ------------    ------------    -----------     ------------
Gross profit...........       2,210           2,206             589               -                           5,005

Selling, general and
administrative expenses       2,393           2,941           1,096             509               -           6,939
                         ------------    ------------    ------------    ------------    -----------     ------------
Operating loss.........  $     (183)     $     (735)     $     (507)     $     (509)     $        -          (1,934)
                         ------------    ------------    ------------    ------------    -----------
Interest and other income, net..........................................................................        106
                                                                                                         ------------
Loss from continuing operations before income taxes.....................................................     (1,828)
Income taxes............................................................................................        (81)
                                                                                                         ------------
Net loss from continuing operations.....................................................................     (1,747)
Gain on disposal of discontinued operations, net of taxes...............................................         16
                                                                                                         ------------
Net loss................................................................................................ $   (1,731)
                                                                                                         ============


         International sales accounted for $1,591 or 10.0% and $565 or 2.6% of consolidated revenues and 105.3% and 26.0% of the Stratasoft segment revenues in the three months ended June 30, 2003 and 2004, respectively. In the six months ended June 30, 2003 and 2004, international sales accounted for $1,946 or 7.5% and $1,219 or 3.4% of consolidated revenues and 50.8% and 28.3% of the Stratasoft segment sales, respectively. International sales are derived primarily from Canada, the United Kingdom, Germany, Greece, India, Egypt, The Philippines, Caribbean and Japan.

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

         For the quarter and six months ended June 30, 2003, I-Sector's potentially dilutive options of 219,494 and 186,507, respectively, were not used in the calculation of diluted earnings since the effect of potentially dilutive securities in computing a loss per share is antidilutive.

         The potentially dilutive options of the Company's wholly-owned subsidiary, INX, (see Note 9) did not impact the calculation of I-Sector's earnings per share for the quarter and six months ended June 30, 2003 since the effect would have been antidilutive. In the quarter and six months ended June 30, 2004, net income from continuing operations for purposes of computing the income per share decreased $- and $5 , respectively, for the assumed exercise of INX options under the treasury method.

                                                   -----------------------------    -----------------------------
                                                   Three Months Ended June 30,        Six Months Ended June 30,
                                                   -----------------------------    -----------------------------
                                                      2003             2004             2003              2004
                                                   ------------    -------------    -------------    -------------
Numerator for basic earnings per share:
Net income (loss) from continuing operations
before minority interest.........................  $      (656)    $      44        $    (1,747)    $        95
Minority interest................................            -            (6)                 -              (6)
Gain (loss) on disposal of discontinued
 operations, net of taxes........................           16              13               16               2
Net income (loss)................................  $      (640)    $        51      $    (1,731)    $        91
                                                   -------------   -------------    -------------   -------------
Numerator for diluted earnings per share:
Net income (loss) from continuing operations.....  $      (656)    $        44      $    (1,747)    $        95
Minority interest................................            -             (6)                -              (6)
INX income attributable to potential minority
 interest net income (loss) from continuing
operations used in computing loss per share....             16               -               16              (5)
Loss on disposal of discontinued
 operations, net of taxes........................            -              13                -               2
                                                   ------------    -------------    -------------   -------------
Net income (loss)................................  $      (640)    $        51      $    (1,731)    $        86
                                                   ============    =============    =============   =============

Denominator for basic earnings per
 share - weighted-average shares
 outstanding...................................      3,636,441       4,582,790        3,632,978       4,280,599
Effect of dilutive securities:
Shares issuable from assumed conversion of
common stock options and restricted stock......              -         356,416                -         377,697
Denominator for diluted earnings per
 share - weighted-average shares
 outstanding...................................      3,636,441       4,939,206        3,632.978       4,658,296


5.       DEBT

         On September 27, 2001, Stratasoft signed a note payable to a third party for $725, payable in monthly installments through February 2007. The note does not bear interest and I-Sector has imputed interest at 5.5% to record the debt and related patent license asset and has recorded interest expense of $4 and $3 in the three month periods and $9 and $7 in the six month periods ended June 30, 2003 and 2004, respectively. This note is collateralized by Stratasoft's patent license assets and Stratasoft has granted a security interest in its pending patent application and the next two patent applications filed by Stratasoft. In connection with this note payable, I-Sector has short-term debt maturing within one year of $68 and $74 at December 31, 2003 and June 30, 2004, respectively; and long-term debt of $184 and $146 at December 31, 2003 and June 30, 2004, respectively.

         In October 2001, I-Sector signed a non-interest bearing note payable for $39 payable in monthly installments through October 2004. In connection with this note payable, I-Sector has short-term debt maturing within one year of $10 and $3 at December 31, 2003 and June 30, 2004, respectively.

         In December 2003, I-Sector signed a 36-month non-cancelable capital lease for the purchase of equipment. I-Sector imputed interest at 10% to record the debt on which I-Sector has recorded $0 interest expense for the three month period ending June 30, 2004. In connection with this capital lease, I-Sector has recorded short-term debt maturing within one year of $18 and $17 at December 31, 2003 and June 30, 2004, respectively; and long-term debt of $45 and $32 at December 31, 2003 and June 30, 2004, respectively.

         The borrowing base amount under the Textron facility is generally the sum of 80% of eligible accounts receivable (the "Accounts Advance Amount") plus the lesser of: (a) 90% of eligible inventory purchased by I-Sector from manufacturers with whom Textron has acceptable repurchase agreements, plus 40% of other eligible inventory; (b) $4,000,000; or (c) 30% of the Accounts Advance Amount. An account receivable will not qualify as an eligible accounts receivable if, among other things, it is not paid within 90 days after I-Sector's invoice date, the customer has failed to pay more than 25% of all accounts receivable owed by the customer to I-Sector within 90 days after the invoice date, or to the extent that the customer's total accounts receivable exceed 15% of all I-Sector's eligible accounts receivable. In February 2004, the syndication loan documents were executed and the credit line increased from $10,000 to $15,000. Inventory floor plan borrowings are reflected in accounts payable in the accompanying consolidated balance sheets, except for $1,688 and $0 that is interest bearing and is reflected in short term debt in the accompanying consolidated balance sheets at December 31, 2003 and June 30, 2004, respectively. Borrowings accrue interest at the prime rate (4.25% at June 30, 2004) plus 2.5% on outstanding balances that extend beyond the vendor approved free interest period. This agreement is collateralized by substantially all of I-Sector's assets except its patent license assets. The loan agreement contains restrictive covenants measured at each quarter end and requires I-Sector to maintain minimum tangible capital funds, maintain minimum debt to tangible capital funds ratio, and achieve a fixed charge coverage ratio. At June 30, 2004, I-Sector was in compliance with those loan covenants effective at that date and anticipates that it will be able to comply with its loan covenants for the next twelve months. In the event I-Sector does not maintain compliance, it would be required to seek waivers from Textron and Silicon Valley Bank for those events, which, if not obtained, could accelerate repayment and require I-Sector to seek other sources of finance. At June 30, 2004, I-Sector had $7,799 outstanding on inventory floor plan finance borrowings, and the remaining credit availability was $246, subject to borrowing limitations as described above.

6.       COMMITMENTS AND CONTINGENCIES

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

7.       RELATED PARTY TRANSACTIONS

         The Company leases office space from Allstar Equities, Inc., a Texas corporation ("Equities"), a company wholly owned by I-Sector's Chief Executive Officer. On December 1, 1999, Equities purchased the Company's corporate office building and executed a direct lease with us with an expiration date of December 31, 2004. In conjunction with Equities obtaining new financing on the building, a new lease was executed with the Company on February 1, 2002 with an expiration date of January 31, 2007. The lease has rental rates of $37 per month.

         From time to time, I-Sector makes short-term loans and travel advances to its non-executive employees. The balance of approximately $16 and $11 relating to these loans and advances is included in the Company's consolidated balance sheets and reported as part of accounts receivable - other at December 31, 2003 and June 30, 2004, respectively.

8.       INTANGIBLE ASSETS

         On April 7, 2003, I-Sector's subsidiary, INX, acquired certain assets and liabilities of one of its competitors, Digital Precision, Inc. ("Digital Precision"). Under the terms of the purchase, INX acquired fixed assets valued at $63, inventory valued at $101 and intellectual property, customer lists, trademarks, trade names and service marks, contract rights and other intangibles of Digital Precision valued at $376, as well as assumed certain operating leases of equipment and office space in Austin, Texas and Dallas, Texas with a net future obligation of $548. The office space in Dallas, TX was subleased with future rentals of $234. The intangibles are subject to amortization and have a three year expected life. The purchase price was $540 in cash and, contingent upon the retention of certain key employees, the obligation to issue 1,800,000 shares of INX common stock in April 2004. The contingency was resolved in April 2004, and I-Sector recognized a minority interest related to the issuance of INX's common stock (see Note 9) resulting in additional paid-in capital net of intangible assets of $71. The results of operations of Digital Precision subsequent to April 7, 2003 are included in I-Sector's consolidated statements of operations.

9.       STOCK OPTION PLANS

         The company has three stock-based option plans, the 1996 Incentive Stock Plan, the 1996 Non-Employee Director Stock Option Plan and the Incentive Plan. Under the Incentive Plan, all I-Sector employees, including officers, consultants and non-employees directors are eligible to participate.

         INX is the only I-Sector subsidiary with an incentive stock option plan in place. All other subsidiary plans except for INX were terminated in December 2003. The INX plan has not been presented to the stockholders of I-Sector for approval. INX has granted incentive awards under its incentive plan, and such awards have been granted to certain employees and to management of INX. Under INX's plan such options typically vest ratably over three to five years. In December 2003, the Company amended option agreements with INX's two most senior executives to convert to a fixed 5-year vesting schedule from a vesting schedule that was determined based on the percentage of attainment of predefined financial goals by INX. No stock-based compensation was recorded as the exercise price equaled or exceeded management's estimated fair value of the INX common stock. Any unvested INX stock options may vest immediately upon the occurrence of a liquidity event for that subsidiary. Of the options, 5,434,000 contain an exercise restriction which allows only vested options to be exercised upon the occurrence of a liquidity event or one month prior to the option's expiration date. The INX options expire ten years after the grant date if they are not exercised. The INX stock option grants are subject to dilution when I-Sector purchases additional shares of the subsidiary stock in order to keep the subsidiary sufficiently capitalized. INX has 8,261,038 options granted and outstanding, of which 3,955,097 are vested and 1,364,598 are exercisable at June 30, 2004. The outstanding options have exercise prices ranging from $0.01 to $0.25 per share with a weighted average of $0.17 per share. There are no shares in INX's plan available to be issued at June 30, 2004, and INX's plan has been amended, effective December 31, 2003, so that no further options may be granted under the plan. The tables below reflect the ownership of INX at June 30, 2004 and summarize the potential dilutive effect on I-Sector's ownership in INX if all options granted at June 30, 2004 were fully vested and option grants were exercised, and include the effects of the issuance of stock in April 2004 relating to INX's acquisition of certain assets and liabilities of Digital Precision, Inc. The table does not assume any repurchase of shares with proceeds from option exercises.

                                                                                                      Percent of
                                                                          INX Common Stock              Total
                                                                         ---------------------      -----------------
  Ownership of INX shares at June 30, 2004:
       Common Stock owned by I-Sector................................            21,834,333                  92.4%
       Common Stock owned by others..................................             1,800,000                   7.6%
                                                                         ---------------------      -----------------
       Total Common Stock Outstanding................................            23,634,333                 100.0%
                                                                         =====================      =================

  Potential Future I-Sector Dilution of Ownership:
      Common Stock owned by I-Sector at June 30, 2004................            21,834,333                  68.5%
      Common Stock owned by others at June 30,2004...................             1,800,000                   5.6%
      Options granted and outstanding  at June 30, 2004  (1) (2) (3) (4)          8,261,038                  25.9%
                                                                         ---------------------      -----------------
      Total at June 30, 2004.........................................            31,895,371                 100.0%
                                                                         =====================      =================

     (1) Options granted and outstanding at June 30, 2004 include option grants for 4,100,000 shares of INX granted to the two senior executives of INX and vesting of these option grants was performance-based relating to the percentage of predefined financial goals attained by INX while these two senior executives remain employed. In December 2003, these option agreements were amended to convert to a fixed 5-year vesting schedule.
     (2) Included in the option grants outstanding at June 30, 2004 are grants for 1,881,692 shares granted to key employees related to the acquisition Digital Precision, Inc. Grants for 500,000 of these shares vested April 2003. The balance of the grants for 1,381,692 shares, which were granted in November 2003, vest over three years, starting in April 2004
     (3) During the quarter ended December 31, 2003, INX granted fully vested options to purchase 1,200,000 shares of INX to the CEO and Chairman of the Board of I-Sector Corporation. Such option grant was voluntarily canceled by the CEO and Chairman of the Board of I-Sector Corporation in February, 2004 in connection with the issuance of a warrant for 1.2 million shares to I-Sector on similar terms. During the year ended December 31, 2003, INX granted fully vested options to purchase 300,000 shares to the President and CEO of INX. In addition, INX granted options vesting over three years to various other employees during the year ended December 31, 2003.
     (4) The remainder of the shares included in INX option grants outstanding at March 31, 2004 vest over either three or five years based upon continued employment by INX of the individuals to whom such grants have been made. All options granted by INX expire in ten years if unexercised.

10. MINORITY INTEREST

                  During April 2004, INX ceased to be a wholly-owned subsidiary as the result of the issuance of INX common stock to the former owners of Digital Precision, which INX acquired in April 2003. In connection with that acquisition, INX agreed to issue to the seller 1.8 million shares of INX common stock as additional purchase consideration for their business if certain employees remain employed through April 4, 2004, the first anniversary of the acquisition. These conditions were met and the INX stock was issued in April 2004. At the time of issuance of INX common stock I-Sector recognized an additional customer list value of $234 determined by using the valuation model of INX common stock that yielded a per share value of $0.13 and is amortizing this amount over two years. When issuance of INX occurred, I Sector's ownership percentage of INX's common stock declined to 92.38% and I Sector recognized $162,000 of minority interest in its balance sheet at that time.

11. COMPLETION OF PUBLIC OFFERING

         On May 12, 2004, the Company closed a public offering of 500,000 Units. The Units began trading on May 7, 2004, on the American Stock Exchange under the symbol ISR.U. Each Unit consists of two shares of common stock and one warrant to purchase one share of common stock at a price of $12.45. The Units were offered at a public offering price of $16.60 per Unit resulting in $8,300 of proceeds less 9% underwriter discount of $747 and underwriter expenses of $9 for a net amount of $7,544. On June 2, 2004 the underwriters exercised their option to purchase 75,000 additional Units to cover over-allotments resulting in $1,245 of proceeds less 9% underwriter discount of $112 for a net amount of $1,133. The Company paid approximately $1,046 of additional costs associated with the public offering as of June 30, 2004. Net proceeds after all discounts and expenses were approximately $7,632.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements, including the notes thereto included elsewhere in this Form 10-Q and our annual report on Form 10-K for the fiscal year ended December 31, 2003 previously filed with the Securities and Exchange Commission.

Special notice regarding forward-looking statements

         This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to future events or our future financial performance including, but not limited to, statements contained in Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned that any statement that is not a statement of historical fact, including but not limited to, statements which may be identified by words including, but not limited to, "anticipate," "appear," "believe," "could," "estimate," "expect," "hope," "indicate," "intend," "likely," "may," "might," "plan," "potential," "seek," "should," "will," "would," and other variations or negative expressions thereof, are predictions or estimations and are subject to known and unknown risks and uncertainties. Numerous factors, including factors that we have little or no control over, may affect I-Sector's actual results and may cause actual results to differ materially from those expressed in the forward-looking statements contained herein. In evaluating such statements, readers should consider the various factors identified in I-Sector's annual report on Form 10-K, as filed with the Securities and Exchange Commission including the matters set forth in Item 1. - "Factors Which May Affect The Future Results Of Operations," which could cause actual events, performance or results to differ materially from those indicated by such statements.


General

         We are a leading regional provider of IP telephony and other network infrastructure and related implementation and support services. The IP telephony industry is characterized by rapidly evolving and competing technologies. We compete with larger and better financed entities. Our three principal offices are located in Texas, and we primarily market to potential customers headquartered in, or making purchasing decisions from, Texas. Our long-term goal, however, is to become one of the leading national providers of Cisco-centric network and IP telephony solutions to enterprises.

         We begin Management's Discussion and Analysis of Financial Condition and Results of Operations with an overview of our strategies for achieving this goal and becoming profitable. From a financial perspective, these operating strategies have a number of important implications for our results of operations and financial condition.

Strategy

         We plan to improve profitability by implementing the strategies discussed below. We believe that our strategies will allow us to continue to increase total revenues. We also believe our strategies will enable us to improve our gross profit in 2004 by improving our gross margins on INX revenue. At the same time, we will seek to contain the growth of relatively fixed components of our selling, general and administrative expenses relative to the growth of revenue so that those components become a relatively smaller percentage of total revenues. Although selling expenses can generally be expected to increase in proportion as our revenues increase, we believe that if we are successful in implementing our strategies, many general and administrative expenses (such as management salaries, administrative wages and professional expenses) will decrease as a percentage of our total revenues. Initially, however, these expenses are increasing more rapidly than revenue as personnel are hired in anticipation of expected demand.

         Our key operating strategies are as follows:

          o seeking larger, full scale IP telephony implementation projects, as opposed to smaller pilot projects;

          o increasing the gross revenues from our higher gross margin operations, such as services and Stratasoft custom projects, as opposed to product sales, which typically produce smaller gross margins;

          o aligning ourselves with Cisco as our exclusive supplier for the network and IP telephony equipment and technology that we offer;

          o expanding geographically by acquiring complementary businesses and by opening our own offices; and

          o developing and marketing our own computer telephony software that operates with and augments Cisco-centric IP telephony products.

         If we are successful in obtaining larger, full scale IP telephony implementation projects, we expect that our gross revenues from both products and services will increase because these projects, by their nature, typically require a substantially higher level of our services and more products than do smaller projects. Larger projects, however, can strain our financial resources. For example, as often occurs on competitive bids, a potential customer for a major IP telephony project may require that we post a bid bond or performance bond in order for us to be awarded the project. Bonding companies typically require that we provide security to collateralize the issuance of its bond. We have been financially unable to provide sufficient collateral in some instances, and as a result have not been able to obtain the bond. We believe we have occasionally lost business that we might have otherwise been awarded because we were unable to obtain the bond required by the potential customer.

         Increases in the size and volume of IP telephony projects we undertake can also challenge our cash management. For example, larger projects can reduce our available cash by causing us to carry higher levels of inventory. Larger projects can also require us to invest our available cash in labor costs. This is because, in some cases, we do not receive payments from our customers for extended periods of time. Until customers pay us, all the cash we previously expended in labor and products on the project remains invested. We expect that greater amounts of our cash will become invested in accounts receivable in the future if we are successful in growing our business as we intend.

         To meet our cash requirements to support planned growth, we expect to rely on capital provided from our operations and our credit facility, which is collateralized by our accounts receivable and substantially all of our assets. During May 2004, we raised capital through a public offering with net proceeds of $7.6 million. We used the net proceeds of this offering primarily for working capital and to repay interest-bearing debt.Although over 75% of our revenue in 2003 was attributable to product sales, the gross profit margins on sales of our services have been substantially higher than those for sales of products, with the exception of sales of our proprietary Stratasoft software products. In 2003, for example, the gross profit margin on sales of products by INX was 12.4%, while the gross profit margin on sales of services by INX for that year was 29.6%. We plan to increase revenue from services, particularly our post-implementation services for IP Telephony. The success of this aspect of our strategy largely depends on our ability to attract and retain highly skilled and experienced employees.

         For the last three years, the largest component of our total cost of sales and service has been purchases of Cisco-centric IP telephony products by INX. The majority of those purchases were directly from Cisco. We typically purchase from various wholesale distributors only when we cannot timely purchase products directly from Cisco. Our reliance on Cisco as the primary supplier for the network and IP telephony equipment and technology we offer means that our results of operations from period to period depend substantially on the terms upon which we are able to purchase these products from Cisco and, to a much lesser extent, from wholesale distributors of Cisco's products. Therefore, our ability to manage the largest component of our cost of sales and service is very limited and depends to a large degree on maintaining and growing our relationship with Cisco. Our cost of products purchased from Cisco can be substantially influenced by whether Cisco sponsors sales incentive programs and whether we qualify for such incentives.

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

Minority Interest in INX

         Since its formation in 2000 and until April 2004, INX has been our wholly-owned subsidiary. In April 2004, INX ceased to be a wholly-owned subsidiary as the result of the issuance of INX common stock to the former owners of Digital Precision, which INX acquired in April 2003. In connection with that acquisition, we agreed to issue to the seller 1.8 million shares of INX common stock as additional purchase consideration for their business if certain employees remain employed through April 4, 2004, the first anniversary of the acquisition. These conditions were met and the INX stock was issued in April 2004. At the time of issuance of that INX common stock, I-Sector recognized additional customer list value of $234,000 as an intangible asset to be amortized over a two year period. When that issuance occurred, our ownership percentage of INX's common stock declined to approximately 92.4% and I Sector recognized $162,000 of minority interest in its balance sheet upon issuance.

         INX has also granted stock options to employees of INX to acquire INX common stock pursuant to a stock option plan for INX employees. Additionally, we were granted a warrant that entitles us to acquire an additional 1.2 million shares of INX common stock. The exercise prices for the INX options and our warrant range from $0.01 to $0.25 with a weighted average of $0.17. We estimate that I-Sector's ownership in INX could be reduced to 69.5%, assuming that all of the INX options are exercised, we exercise our warrant and there are no other changes in INX's equity.

         While the existence of the unexercised INX options and the contingent obligation to issue INX stock did not result in a minority interest for accounting purposes through March 2004, the actual issuance of INX stock in April 2004 and the exercise of INX employee options in May 2004 resulted in a minority interest. Since I-Sector owns 92.4% of INX's stock at June 30, 2004, its interest in INX's future profits and losses have been reduced during April, May and June 2004 for the minority share. Under accounting principles generally accepted in the United States of America, I-Sector's consolidated financial statements in future periods will reflect a minority interest adjustment of the otherwise reportable profits and losses of INX by the percentage of minority ownership in INX. I-Sector's percentage share of any cash dividends or other distributions paid by INX to its stockholders will likewise be reduced by the percentage of minority ownership in INX. Additionally, if the percentage of minority ownership of INX's stock grows as a result of future exercises of INX options, that increase will cause a corresponding decrease in the reportable share of INX's profits and losses included in our consolidated financial statements, and our share of cash dividends and other distributions from INX. At June 30, 2004, we reflect income attributable to minority interest of $6,000 in our income statement and a minority interest balance of $168,000 in our balance sheet.

         Unlike the boards of directors of our wholly-owned subsidiaries, the board of directors of INX is required to be mindful of the interests of INX's minority stockholders, in addition to our interests, when considering whether to approve business and financing transactions involving INX. For example, we may be unable to cause the assets of INX to be pledged as collateral for indebtedness if the proceeds of that indebtedness disproportionately benefit us or our other wholly-owned subsidiaries in relation to INX. Conflicts of interest may reduce our flexibility in structuring business and financing transactions beneficial to us and our wholly-owned subsidiaries.

         Contributions of capital to INX by us, in the form of stock purchases, which may be necessary to fund INX's growth, could increase our percentage ownership of INX, but would require capital resources that could be used in other parts of our business. Because of the minority interest and the potential increase in the minority interest in INX, we will be required to make capital contributions to INX on a basis that is, in the good faith judgment of our board of directors, fair to us and the holders of the minority interest.

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

         The common stock of INX is not publicly-traded. Accordingly, any shares of INX common stock issued, including those issued to the former owners of Digital Precision upon exercise of INX options, are, and will be for the foreseeable future, relatively illiquid. For this reason, and to eliminate the other consequences of having a minority interest in a subsidiary, we believe that in the future we will offer to exchange INX common stock and stock options for our common stock or options to acquire our common stock. If we conclude such a transaction, the aggregate ownership percentage of our common stock by our stockholders immediately before the conversion or exchange transaction will be reduced by the percentage of post-transaction ownership acquired by the former minority stockholders of INX through such exchange transaction. Their post-transaction ownership may be further reduced by subsequent exercises of I-Sector stock options that we may choose to exchange for INX stock options.

         We cannot predict the percentage of ownership reduction to our stockholders that may result from any future exchange or conversion of INX stock and INX options. The ownership reduction resulting from any such transaction may, however, be significant. We believe this may be the case principally because:

          o we expect that the total number of shares of our common stock that we would be required to issue in any such transaction would be approximately equivalent in value, as determined at a future date, to the value of the INX stock and INX options to be exchanged at such future date;

          o the historical financial effect of INX on our business is significant, as compared with our other subsidiaries; and

          o       we expect INX will continue to generate most of our revenue.

         If in the future we propose to exchange or convert INX stock and INX options into I-Sector common stock or options, we intend to utilize a special committee of our independent directors to negotiate any exchange ratio for the transaction with the principal INX minority stockholders and option holders. The facts and circumstances that the special committee may choose to consider and the relative weights to be accorded them in negotiating the relative values of our common stock and INX stock and in negotiating the exchange ratio for any future transaction are matters that we intend to delegate to the discretion of the special committee. Accordingly, presently we cannot quantify the amount of any future ownership reduction that our stockholders may experience in an exchange transaction with INX stockholders and option holders.

         Under some circumstances, we may be required by accounting principles generally accepted in the United States of America to record substantial non-cash expenses if we choose to exchange INX stock or INX options into our common stock or options. We are not now able to determine the amount or timing of any such charges. This is because those matters will largely depend upon the timing and terms on which any future exchange would occur, particularly the exchange ratio negotiated at the time. Because most of our revenues in 2003 were generated by INX and our expectation is that this will continue for the foreseeable future, we believe that any resulting non-cash expense charges could be substantial. Any such future non-cash expenses charges could materially and adversely affect our financial results of operations.

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

Results Of Operations

         Overview

         Sources of Revenue. Our revenue is derived from three segments represented by our three operating subsidiaries, INX, Stratasoft and Valerent. During the quarter ended June 30, 2004, INX, Stratasoft and Valerent accounted for 82.1%, 9.9% and 9.1%, respectively, of total consolidated revenue, and 1.1% of subsidiary revenue was eliminated in consolidation due to inter-company transactions. During the six months ended June 30, 2004, INX, Stratasoft and Valerent accounted for 80.0%, 11.9% and 9.3%, respectively, of total consolidated revenue, and 1.2% of subsidiary revenue was eliminated in consolidation due to inter-company transactions.

         INX revenue consists of product and service revenue. Product revenue consists of reselling Cisco products and limited amounts of complementary products by other manufacturers. Service revenue is generated by fees from a variety of implementation and support services. Product prices for INX are set by the market for Cisco products, and provide our lowest gross margins. Service revenue for INX has recently provided a higher gross margin that has generally improved over the past several years as the cost of INX's technical resources, which are reflected as a cost of service, has decreased as a percentage of services revenue. Also, certain fixed and flat fee service contracts that extend over three months or more are accounted for on the percentage of completion method of accounting. Historically, the majority of INX's services revenue has been generated from implementation services, which is project oriented and tends to be volatile as projects are completed and new projects commence. As the number, frequency and size of INX projects has grown, INX has achieved better utilization of its engineering resources resulting in improved gross margins or services. The normal sales cycles for corporate customers typically ranges from three to six months depending on the nature, scope and size of the deal involved. But our direct experience with school districts involved in eRate funding (a governmental funding program for schools) indicates that the sales lead time is generally about six to twelve months. In mid-2003, INX introduced Netsurant, its branded support service that consists primarily of customer service personnel and a support center that we believe could further improve overall services gross margins. Through June 30, 2004, Netsurant service revenue was not significant.

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

         In addition, our quarterly gross profit and gross margin can be materially affected by vendor incentives received in certain quarterly periods, most of which are Cisco incentives received by INX. The incentive programs sponsored by Cisco currently enable us to qualify for cash rebates or product pricing discounts. These incentives are generally earned based on sales volume, sales growth and customer satisfaction levels. The amounts earned under these programs are recorded as a reduction of cost of goods and can vary significantly between periods. Currently, incentives by Cisco are paid semiannually, and are typically paid in the first and third quarters of each calendar year. Incentives are recognized when we receive payment from the supplier or when we have earned and can reasonably estimate the amount due from the supplier. During the three months ended June 30, 2004, we did not recognize any vendor incentives, and we did not accrue any commission expense related to the vendor incentives earned by sales personnel in association with this vendor incentive program for the quarter. During the six months ended June 30, 2004, we recognized $622,000 in vendor incentives, and approximately $100,000 in commission expense earned by sales personnel in association with this vendor incentive program.

         A significant portion of our cost of services for each of our service businesses is comprised of labor. Labor cost related to permanent employees is generally fixed in the short-term so that higher levels of service revenue produce higher gross margins while lower levels of service revenue produce lower gross margins. Our gross margin on services revenue fluctuates from period to period depending not only upon the prices charged to customers for our services, but also upon the level of utilization of our technical staff. Management of labor cost is therefore important in order to maximize gross margin. Our gross margin is also impacted by such factors as contract size, time and material pricing versus fixed fee pricing, discounting, vendor incentives and other business and marketing factors normally incurred during the conduct of business.

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

         Acquisition and Disposition. In the second quarter of 2003, INX acquired the fixed assets, inventory, intellectual property, customer lists, trademarks, trade names, service marks, contract rights and other intangibles of Digital Precision. In connection with that acquisition we also assumed leases for equipment and office space. Our results of operations include those attributable to Digital Precision on and after April 7, 2003. The initial purchase price for Digital Precision was $540,000 in cash and contingent consideration of 1.8 million shares of INX common stock which we agreed to issue if certain employees remained employed through April 4, 2004, the first anniversary of the acquisition. In April 2004, we recorded $234,000 of additional intangible assets in connection with the 1.8 million shares of INX stock we issued to satisfy the contingent purchase price obligation.

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

         Tax Loss Carryforward. Because of our operating losses in 2003, we have accumulated a net operating loss carryforward for federal income tax purposes that, as of June 30, 2004, was approximately $2.4 million and is available to offset future federal and state taxable income. This carryforward expires in 2023. In addition to potential expiration, there are several factors that could limit or eliminate our ability to use these carryforwards. For example, under
Section 382 of the Internal Revenue Code of 1986, as amended, use of prior net operating loss carryforwards is limited after an ownership change. This type of change could result from the offering we completed during May 2004, either alone or in combination with other prior or subsequent offerings of equity securities. If we achieve sustained profitability, which may not happen, the use of net operating loss carryforwards would reduce our tax liability and increase our net income and available cash resources. When all operating loss carryforwards have been used or have expired, we would again be subject to increased tax expense and reduced earnings due to such tax expense.

         Period Comparisons. The following tables set forth, for the periods indicated, certain financial data derived from our consolidated statements of operations. Percentages shown in the table below are percentages of total revenue, except for each individual segment's cost of sales and services, gross profit, selling, general and administrative expenses, and operating income, which are percentages of the respective segment's revenue, and the product and service components of the INX and Valerent segments' cost of goods sold and gross profit, which are percentages of such segment's respective product and service revenue.

                                          --------------------------------------
                                                 Quarter ended June 30,
                                          --------------------------------------
                                                 2003                    2004
                                          ------------------  ------------------
                                           Amount      %       Amount      %
                                          ---------  -------  ---------  -------
                                                    (Dollars in thousands)
Revenue:
  INX product............................ $ 12,253     77.2   $ 16,354     74.7
  INX service............................      782      4.9      1,625      7.4
                                          ---------  -------  ---------  -------
            Total INX revenue............   13,035     82.1     17,979     82.1
                                          ---------  -------  ---------  -------
  Stratasoft - Custom projects...........    1,511      9.5      2,169      9.9
                                          ---------  -------  ---------  -------
  Valerent product.......................      509      3.2        505      2.3
  Valerent service.......................      874      5.5      1,484      6.8
                                          ---------  -------  ---------  -------
            Total Valerent revenue.......    1,383      8.7      1,989      9.1

      Eliminations revenue...............      (59)   (0.3)       (250)    (1.1)
                                          ---------  -------  ---------  -------
                Total revenue............   15,870    100.0     21,887    100.0
Cost of sales and service:
  INX product............................   10,846     88.5     14,440     88.3
  INX service............................      757     96.8      1,145     70.5
                                          ---------  -------  ---------  -------
           Total INX cost of sales and
               service.... ..............   11,603     89.0     15,585     86.7
  Stratasoft - Custom projects...........      574     49.9        886     40.8
                                          ---------  -------  ---------  -------
  Valerent product.......................      424     83.3        460     91.1
  Valerent service.......................      599     68.5        907     61.1
                                          ---------  -------  ---------  -------
            Total Valerent cost of sales     1,023     74.0      1,367     68.7
                and service
      Eliminations of cost of sales and
             service.....................      (59)   100.0       (250)   100.0
                                          ---------  -------  ---------  -------
                Total cost of sales and
                    service..............   13,141     82.8     17,588     80.4
Gross profit:
      INX product........................    1,407     11.5      1,914     11.7
      INX service........................       25      3.2        480     29.5
                                          ---------  -------  ---------  -------
           Total INX gross profit........    1,432     11.0      2,394     13.3
  Stratasoft - Custom projects...........      937     62.0      1,283     59.2
                                          ---------  -------  ---------  -------
  Valerent product.......................       85     16.7         45      8.9
  Valerent service.......................      275     31.5        577     38.9
                                          ---------  -------  ---------  -------
           Total Valerent gross profit...      360     26.0        622     31.3
                                          ---------  -------  ---------  -------
                 Total gross profit......    2,729     17.2      4,299     19.6
Selling, general and administrative
 expenses:
  INX ...................................    1,448     11.1      2,318     12.9
  Stratasoft.............................    1,344     88.9      1,131     52.1
  Valerent...............................      536     38.8        486     24.4
  Corporate..............................      234      N/A        301      N/A
                                          ---------  -------  ---------  -------
Total selling, general and administrative
 expenses                                    3,562     22.4      4,236     19.4
Operating income (loss):
  INX ...................................      (16)    (0.1)        76      0.4
  Stratasoft.............................     (407)   (26.9)       152      7.0
  Valerent...............................     (176)   (12.7)       136      6.8
  Corporate..............................     (234)     N/A       (301)     N/A
                                          ---------  -------  ---------  -------
           Total operating income (loss).     (833)    (5.2)        63      0.3


Interest and other income, net...........       96      0.6        (26)   (0.1)
                                          ---------  -------  ---------  -------
Income (loss)from continuing operations       (737)    (4.6)        37      0.2
         before income Taxes.............
Income tax benefit.......................      (81)    (0.5)        (7)     0.0
                                          ---------  -------  ---------  -------
Net income (loss) from continuing
         operations before minority
         interest........................     (656)    (4.1)        44      0.2


Minority interest........................        -      0.0         (6)     0.0
Discontinued operations:
Gain (loss) on disposal, net of taxes....       16      0.1         13      0.0
                                          ---------  -------  ---------  -------
Net income (loss)........................ $   (640)    (4.0)  $     51      0.2
                                          =========  =======  =========  =======

Quarter Ended June 30, 2003 Compared To the Quarter Ended June 30, 2004

         Total Revenue. Our total revenue, net of intercompany eliminations, increased by $6.0 million, or 37.9%, from $15.9 million to $21.9 million.

         INX revenue increased by $5.0 million, or 37.9%, from $13.0 million to $18.0 million. As a percentage of total revenue, INX revenue remained at 82.1%. Product revenue increased $4.2 million, or 34.4% from $12.2 million to $16.4 million. INX service revenue increased $843,000, or 108.0% from $782,000 to $1.6 million. The increase in services is attributed to an increase in the number of IP Telephony projects which have higher service content than traditional network infrastructure projects, as well as the IP telephony service contract in Iraq. The increase in product sales is attributed to the adoption of IP telephony technology by our customers requiring equipment upgrades for implementation.

         Stratasoft revenue increased by $658,000, or 43.5%. As a percentage of total revenue, Stratasoft revenue increased from 9.5% to 9.9%. Stratasoft's international sales accounted for 26.0% of Stratasoft's revenue as compared to 100.0% in 2003. Stratasoft has its own internally managed sales force, but it also utilizes dealer agreements from time to time with certain established resellers in domestic and international markets that do not require the continued involvement of our personnel. Stratasoft derived $5,000 or 0.2% of its revenue from sales to resellers during the quarter which compares with $446,000 or 29.5% of its revenue in 2003. Sales to resellers are included in revenue when the fees are fixed and determinable; otherwise revenue from resellers is deferred and recognized when the payment becomes due.

         Valerent revenue increased by $606,000, or 43.8%, from $1.4 million to $2.0 million. As a percentage of total revenue, Valerent revenue increased from 8.7% to 9.1%. The increase in Valerent revenue was primarily attributable to increased service revenue of $610,000 and offset by a decrease in product sales of $4,000. The increase in service revenue is primarily attributable to development of remote services to be operated by clients , the sale of the underlying technology to support remote management, and the delivery by Valerent of remote managed services for clients, which was primarily related to Valerent making changes to its business model so that it no longer pursued certain non-strategic sources of services revenue. Valerent's business model now focuses on identifying and developing markets with enterprise customers.

         Gross Profit. Our total gross profit increased by $1.6 million, or 57.5%, from $2.7 million to $4.3 million. Gross margin increased from 17.2% to 19.6%, primarily because of the increase in gross margin in our INX subsidiary discussed below.

         INX gross profit increased $1.0 million, or 67.2%, from $1.4 million to $2.4 million. INX's gross margin increased from 11.0% to 13.3%. INX's gross profit on its product sales component increased $507,000 or 36.0%, from $1.4 million to $1.9 million due to increased product sales revenue. INX's gross profit on its service component increased $455,000, from $25,000 to $480,000, and service gross margin improved from 3.2% to 29.5%, as a result of increased service revenue of $843,000 with a somewhat fixed cost of service component due to improved utilization of technical personnel.

         Stratasoft gross profit increased by $346,000, or 36.9%, from $937,000 to $1.3 million. Stratasoft's gross margin decreased from 62.0% to 59.2%. Stratasoft gross profit was impacted by the mix of sales between "systems sales", which include a hardware component, as compared to "software only" sales, which do not have a hardware component. Stratasoft's decreased gross profit is primarily due to a decreased "software only" component relative to the "systems sales" component of total Stratasoft sales. Software only sales include sales to reseller customers and do not require the continuing involvement of our personnel.

         Valerent gross profit increased by $262,000, or 72.8%, from $360,000 to $622,000. Valerent's gross margin increased from 26.0% to 31.3%. Valerent's cost of service consists primarily of fixed labor cost that does not fluctuate directly with changes in revenue. Valerent improved its utilization of its labor pool by reducing the number of technicians employed, relative to revenue, and lowered its fixed cost, which contributed to improved gross profits.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $674,000, or 18.9% from $3.6 million to $4.2 million. As a percentage of total revenue, these expenses decreased 3.0%, from 22.4% to 19.4%.

These expenses were primarily increased by the following:

          o Administrative compensation expense increased $374,000 due to bonuses of $190,000, settlement of an EEOC claim for $26,000 and the hiring of additional INX and Stratasoft personnel in Houston, Texas; Dallas, Texas; Canada and the addition of our Austin, Texas office resulting from the Digital Precision acquisition of April 2003.
          o Sales compensation increased $326,000 due to additional personnel as the result of the Digital Precision acquisition in April 2003 and increased commissions generated from the increase in gross profit.
          o Payroll tax expense increased $80,000 in line with the increase in compensation expenses.
          o Legal and professional fees increased $49,000 primarily from the amortization of prepaid consultant expenses of $91,000 and the revaluation and amortization of non-employee stock consultant options of $23,000 which was offset by a $65,000 reduction in legal fees and accounting fees.
          o Depreciation and amortization expense increased $49,000 due to asset additions and the Digital Precision acquisition in April 2003 and the additional purchase value for the Digital Precision intangible of April 2004.
          o Shareholder relations expense increased $37,000, due to employing a shareholder relations firm, attending investor conferences and visiting investor groups.
          o Telephone and communication expenses increased $19,000 primarily due to INX office growth and relocation.

These expenses were primarily decreased by the following:

          o Contract labor expense decreased $69,000 primarily from Stratasoft terminating contract labor in India.
          o General office expenses decreased $69,000 due to decreased employee recruiting fees and sales tax recapture.
          o Insurance expense decreased $49,000 because of policy and rate changes.
          o Employee benefits decreased $34,000 as a result of additional personnel and policy rate changes.
          o Bad debt expense decreased $32,000 due to recoveries of bad debt and decreases in allowances based on the aging of receivables and credit worthiness of customers.
          o Travel expense decreased $30,000 due to reduced Stratasoft international travel and INX travel for technical staff and management.

         Operating Profit. Operating profit increased $896,000 or 107.6% from a loss of $833,000 to a profit of $63,000, primarily due to the $1.6 million increase in gross profit being offset by the $674,000 increase in selling, general and administrative expenses. INX's operating profit increased $92,000, or 575.0% from a loss of $16,000 to a profit of $76,000. Stratasoft's operating profit increased $559,000, or 137.3% from a loss of $407,000 to a profit of $152,000. Valerent's operating profit increased $312,000 or 177.3%, from a loss of $176,000 to a profit of $136,000. The operating loss for the Corporate Segment increased $67,000, from a loss of $234,000 to a loss of $301,000.

         Interest and Other Income, Net. Interest and other income, net, decreased by $122,000, from $96,000 of other income to $26,000 of other expense, primarily due to the sale of an internet domain in 2003 for $80,000. Our total borrowings under the Textron credit facility increased from $6.9 million to $7.8 million however the interest bearing portion of our borrowings decreased from $1.2 million at March 31, 2004 to zero at June 30, 2004.

         Minority interest. Income attributable to minority interest increased from $0 to $6,000. During April 2004 the company issued 1,800,000 shares of INX common stock pursuant to the Digital Precision purchase agreement of April 2003. Approximately 7.6% of INX's net income is deducted from the consolidated net income of I-Sector as a result of their minority interest in INX.

         Net income. Net income increased $691,000, or 108.0% from a $640,000 net loss to a $51,000 net income. The income tax benefit for the period was $7,000, and there is a net operating tax loss carryforward of approximately $2.4 million as of June 30, 2004

         Discontinued Operations. During 1999, we discontinued our Telecom Systems business. On March 16, 2000, we entered into an agreement to sell certain assets of, and the ongoing operation of, our Computer Products Division. The sale transaction closed on May 19, 2000. On December 31, 2000, we sold our IT Staffing business. As a consequence of these events, the operations of these businesses are reported as discontinued operations. For the quarter ended June 30, 2003, the gain (loss) on disposal related to these three businesses was $4,000, ($14,000) and $26,000, net of taxes and tax benefits of $2,000, ($7,000)
and $14,000 for a net total of $16,000. For the quarter ended June 30, 2004 the gain on disposal related to these three businesses was $0, $20,000 and $0, net of taxes of $0, $7,000 and $0 for a net total of $13,000. The gains and/or losses on disposal in 2003 and 2004 related to these discontinued operations are primarily related to collections of accounts receivables retained when these businesses were sold.

                                                     --------------------------------------------
                                                              Six months ended June 30,
                                                     --------------------------------------------
                                                            2003                    2004
                                                     --------------------    --------------------
                                                      Amount        %         Amount        %
                                                     ---------    -------    ---------    -------
                                                               (Dollars in thousands)
Revenue:
  INX product.....................................   $  18,915      72.9     $ 26,415       73.0
  INX service.....................................      1,259        4.9        2,538        7.0
                                                     ---------    -------    ---------    -------
            Total INX revenue.....................     20,174       77.7       28,953       80.0
                                                     ---------    -------    ---------    -------
  Stratasoft - Custom projects....................      3,580       13.8        4,306       11.9
                                                     ---------    -------    ---------    -------
  Valerent product................................        703        2.7          839        2.3
  Valerent service................................      1,685        6.5        2,515        7.0
                                                     ---------    -------    ---------    -------
            Total Valerent revenue................      2,388        9.2        3,354        9.3
      Eliminations revenue........................       (191)      (0.7)        (451)      (1.2)
                                                     ---------    -------    ---------    -------
                Total revenue.....................     25,951      100.0       36,162      100.0
Cost of sales and service:
  INX product.....................................     16,690       88.6       22,822       86.4
  INX service.....................................      1,274      101.2        1,735       68.4
                                                     ---------    -------    ---------    -------
           Total INX cost of sales and service....     17,964       89.0       24,557       84.8
  Stratasoft - Custom projects....................      1,374       38.4        1,848       42.9
                                                     ---------    -------    ---------    -------
  Valerent product................................        615       87.5          771       91.9
  Valerent service................................      1,184       70.3        1,603       63.7
                                                     ---------    -------    ---------    -------
           Total Valerent cost of sales and service     1,799       75.3        2,374       70.8
      Eliminations of cost of sales and service...       (191)     100.0         (451)     100.0
                                                     ---------    -------    ---------    -------
                Total cost of sales and service...     20,946       80.7       28,328       78.3
Gross profit:
      INX product.................................      2,225       11.8        3,593       13.6
      INX service.................................        (15)      (1.2)         803       31.6
                                                     ---------    -------    ---------    -------
           Total INX gross profit.................      2,210       11.0        4,396       15.2
  Stratasoft - Custom projects....................      2,206       61.6        2,458       57.1
                                                     ---------    -------    ---------    -------
  Valerent product................................         88       12.5           68        8.1
  Valerent service................................        501       29.7          912       36.3
                                                     ---------    -------    ---------    -------
           Total Valerent gross profit............        589       24.7          980       29.2
                                                     ---------    -------    ---------    -------
                 Total gross profit...............      5,005       19.3        7,834       21.7
Selling, general and administrative expenses:
  INX ............................................      2,393       11.9        4,202       14.5
  Stratasoft......................................      2,941       82.2        2,150       49.9
  Valerent........................................      1,096       45.9          876      26.1
  Corporate.......................................        509        N/A          506       N/A
                                                     ---------    -------    ---------    -------
Total selling, general and administrative expenses      6,939       26.7        7,734       21.4
Operating income (loss):
  INX ............................................      (183)       (0.9)         194        0.7
  Stratasoft......................................      (735)     (20.5)          308        7.2
  Valerent........................................      (507)     (21.2)          104        3.1
  Corporate.......................................      (509)       N/A          (506)       N/A
                                                     ---------    -------    ---------    -------
           Total operating income (loss)..........     (1,934)      (7.4)         100        0.3
Interest and other income, net....................        106        0.4           (6)       0.0
                                                     ---------    -------    ---------    -------
Income  (loss) from  continuing  operations  before
income taxes..................................        (1,828)       (7.0)          94        0.3
Income tax benefit................................       (81)       (0.3)          (1)       0.0
                                                     ---------    -------    ---------    -------
Net income (loss) from continuing operations before
            minority interest.....................     (1,747)      (6.7)          95        0.3
Minority interest.................................          -        0.0           (6)       0.0
Discontinued operations:
Gain on disposal, net of taxes....................         16        0.0            2        0.0
                                                     ---------    -------    ---------    -------
Net income (loss).................................   $ (1,731)      (6.7)    $     91        0.3
                                                     =========    =======    =========    =======

Six Months Ended June 30, 2003 Compared To the Six Months Ended June 30, 2004

         Total Revenue. Our total revenue, net of intercompany eliminations, increased by $10.2 million, or 39.3%, from $26.0 million to $36.2 million.

         INX revenue increased by $8.8 million, or 43.5%, from $20.2 million to $29.0 million. As a percentage of total revenue, INX revenue increased from 77.7% to 80.0%. Product revenue increased $7.5 million, or 39.7% from $18.9 million to $26.4 million. INX service revenue increased $1.2 million, or 101.6% from $1.3 million to $2.5 million. The increase in services is attributed to an increase in the number of IP Telephony projects which have higher service content than traditional network infrastructure projects, as well as the IP telephony service contract in Iraq. The increase in product sales is attributed to the adoption of IP telephony technology by our customers requiring equipment upgrades for implementation, and the addition of the Austin, Texas office resulting from the Digital Precision acquisition of April 2003.

         Stratasoft revenue increased by $726,000, or 20.3%. As a percentage of total revenue, Stratasoft revenue decreased from 13.8% to 11.9%. Stratasoft's international sales accounted for 28% of Stratasoft's revenue as compared to 51.4% in 2003. Stratasoft has its own internally managed sales force, but it also utilizes dealer agreements from time to time with certain established resellers in domestic and international markets that do not require the continued involvement of our personnel. Stratasoft derived $322,000 or 7.5% of its revenue from sales to resellers during the six months of 2004 which compares with $679,000 or 19.0% of its revenue in 2003. Sales to resellers are included in revenue when the fees are fixed and determinable; otherwise revenue from resellers is deferred and recognized when the payment becomes due.

         Valerent revenue increased by $966,000, or 40.5%, from $2.4 million to $3.4 million. As a percentage of total revenue, Valerent revenue increased from 9.2% to 9.3%. The increase in Valerent revenue was primarily attributable to increased service revenue of $830,000 and increased product sales of $136,000. The increase in service revenue is primarily attributable to development of remote services for clients to operate themselves, the sale of the underlying technology to support remote management, and Valerent delivered remote managed services on behalf of clients, which was primarily related to Valerent making changes to its business model so that it no longer pursued certain non-strategic sources of services revenue. Valerent's business model now focuses on identifying and developing markets with enterprise customers.

         Gross Profit. Our total gross profit increased by $2.8 million, or 56.5%, from $5.0 million to $7.8 million. Gross margin increased from 19.3% to 21.7%, primarily because of the increase in gross margin in our INX subsidiary discussed below.

         INX gross profit increased $2.2 million, or 98.9%, from $2.2 million to $4.4 million. INX's gross margin increased from 11.0% to 15.2%. INX's gross profit on its product sales component increased $1.4 million or 63.6%, from $2.2 million to $3.6 million due to increased product sales revenue and a vendor rebate of $622,000. INX's gross profit on its service component increased $818,000, from ($15,000) to $803,000, and service gross margin improved from (1.2%) to 31.6%, as a result of increased service revenue of $1.3 million with a somewhat fixed cost of service component due to improved utilization of technical personnel.

         Stratasoft gross profit increased by $252,000, or 11.4%, from $2.2 million to $2.5 million. Stratasoft's gross margin decreased from 61.6% to 57.1%. Stratasoft gross profit was impacted by the mix of sales between "systems sales", which include a hardware component, as compared to "software only" sales, which do not have a hardware component. Stratasoft's decreased gross profit is primarily due to a decreased "software only" component relative to the "systems sales" component of total Stratasoft sales. Software only sales include sales to reseller customers and do not require the continuing involvement of our personnel.

         Valerent gross profit increased by $391,000, or 66.4%, from $589,000 to $980,000. Valerent's gross margin increased from 24.7% to 29.2%. Valerent's cost of service consists primarily of fixed labor cost that does not fluctuate directly with changes in revenue. Valerent improved its utilization of its labor pool by reducing the number of technicians employed, relative to revenue, and lowered its fixed cost, which contributed to improved gross profits.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $795,000, or 11.5% from $6.9 million to $7.7 million. As a percentage of total revenue, these expenses decreased 5.3%, from 26.7% to 21.4%.

These expenses were primarily increased by the following:

          o Sales compensation increased $787,000 due to additional personnel as the result of the Digital Precision acquisition in April 2003 and increased commissions generated from the increase in gross profit, and it also includes approximately $100,000 in earned commissions by sales personnel in association with the Cisco vendor incentive program.
          o Administrative compensation expense increased $542,000 due to bonuses of $163,000, settlement of an EEOC claim for $26,000 and due to hiring additional INX and Stratasoft personnel in Houston, Texas, Dallas, Texas, Canada and the addition of Austin, Texas office resulting from the Digital Precision acquisition of April 2003.
          o Legal and professional fees increased $117,000 primarily from the amortization of prepaid consultant expenses of $185,000, which was offset by a $29,000 decrease in various attorney fees for collection matters and a $39,000 decrease for accounting fees.
          o Payroll tax expense increased $114,000 in line with the increase in compensation expenses.
          o Depreciation expense increased $85,000 due to asset additions and the Digital Precision acquisition in April 2003.
          o Rents increased $54,000 due to additional office space in Austin, Texas and Dallas, Texas resulting from the Digital Precision acquisition in April 2003
          o Shareholder relations expense increased $50,000, due to employing a shareholder relations firm, attending investor conferences and visiting investor groups, however this expense was partially offset by a $43,000 reduction related to the revaluation of the non-employee stock option compensation for the investor relation consultant.

These expenses were primarily decreased by the following:

          o Bad debt expense decreased $697,000 due to recoveries of bad debt and decreases in allowances based on the aging of receivables and credit worthiness of customers.
          o Contract labor expense decreased $113,000 primarily from Stratasoft terminating contract labor in India.
          o Insurance expense decreased $100,000 because of policy and rate changes
          o Travel expense decreased $45,000 due to reduced Stratasoft international travel and INX travel for technical staff and management.

         Operating Profit. Operating profit increased $2.0 million, or 105.2% from a $1.9 million loss to a $100,000 profit, primarily due to the $2.8 million increase in gross profit being offset by the $795,000 increase in selling, general and administrative expenses. INX's operating profit increased $377,000, or 206.0% from a loss of $183,000 to a profit of $194,000. Stratasoft's operating profit increased $1.0 million, or 141.9% from a loss of $735,000 to a profit of $308,000. Valerent's operating profit increased $611,000 or 120.5%, from a loss of $507,000 to a profit of $104,000. The operating loss for the Corporate Segment decreased $3,000, from a loss of $509,000 to a loss of $506,000.

         Interest and Other Income, Net. Interest and other income, net, decreased by $112,000, from income of $106,000 to expense of $6,000, primarily due to the 2003 sale for $80,000 of an internet domain. Our borrowings under the Textron credit facility increased from $7.6 million to $7.8 million while the interest bearing portion of our borrowings decreased from $1.7 million at December 31, 2003 to $0 at June 30, 2004.

         Minority interest. Income attributable to minority interest increased from $0 to $6,000. During April 2004 the company issued 1,800,000 shares of INX common stock pursuant to the Digital Precision purchase agreement of April 2003. Approximately 7.6% of INX's net income is deducted from the consolidated net income of I-Sector as a result of their minority interest in INX.

         Net income. Net income increased $1.8 million, or 105.3% from a $1.7 million net loss to a $91,000 net income. The income tax benefit for the period was $1,000, and there is a net operating tax loss carryforward of approximately $2.4 million as of June 30, 2004.

         Discontinued Operations. During 1999, we discontinued our Telecom Systems business. On March 16, 2000, we entered into an agreement to sell certain assets of, and the ongoing operation of, our Computer Products Division. The sale transaction closed on May 19, 2000. On December 31, 2000, we sold our IT Staffing business. As a consequence of these events, the operations of these businesses are reported as discontinued operations. For the six months ended June 30, 2003, the gain (loss) on disposal related to these three businesses was $4,000, ($14,000) and $26,000, net of taxes and tax benefits of $2,000, ($7,000)
and $14,000, for a net total of $16,000. For the six months ended June 30, 2004 the gain (loss) on disposal related to these three businesses was ($1,000), $4,000 and $0, net of taxes and tax benefits of ($1,000), $2,000 and $0, for a net total of $2,000. The gains and/or losses on disposal in 2003 and 2004 related to these discontinued operations are primarily related to collections of accounts receivables retained when these businesses were sold.

Liquidity And Capital Resources

         Sources of Liquidity

         Our principal sources of working capital are collections from our accounts and notes receivable, and our credit facility with Textron Financial Corporation (the "Textron Facility"). We use the Textron Facility to finance the majority of our purchases of inventory, and to provide working capital when our cash flow from operations is insufficient. During the six month period ending June 30, 2004, we experienced negative cash flow from operating activities of $471,000 as compared to negative cash flow of $929,000 for the six months ended June 30, 2003. Our working capital was $3.7 million and $11.6 million at December 31, 2003 and June 30, 2004, respectively.

          During May 2004, we closed a public offering of 500,000 Units. The Units began trading on May 7, 2004, on the American Stock Exchange under the symbol ISR.U. Each Unit consists of two shares of common stock and one warrant to purchase one share of common stock at a price of $12.45. The Units were offered at a public offering price of $16.60 per Unit resulting in $8.3 million of proceeds less 9% underwriter discount of $747,000 and underwriter expenses of $9,000 for a net amount of $7.5 million.

         During June 2004 the underwriters exercised their option to purchase 75,000 additional Units to cover over-allotments resulting in $1.2 million of proceeds less 9% underwriter discount of $112,000 for a net amount of $1.1 million. We paid approximately $1.0 million of additional costs associated with the public offering as of June 30, 2004. Net proceeds after all discounts and expenses were approximately $7.6 million.

         Accounts and Notes Receivable. The timing of our collection of accounts and notes receivable and payments of our accounts payable is one of the principal influences on our cash flow from operations. We typically sell our products and services on short-term credit terms. We try to minimize our credit losses by performing credit checks, obtaining letters of credit in certain instances, and conducting our own collection efforts.

         We had accounts receivable, net of allowance for doubtful accounts, of $9.8 million and $13.2 million at December 31, 2003 and June 30, 2004, respectively.

         Our Stratasoft subsidiary has accepted customer notes receivable as part of its consideration for certain of its custom projects sales. At December 31, 2003 and June 30, 2004, Stratasoft had net notes receivable of $928,000 and $1.5 million, respectively. The following table shows the breakdown of the total notes receivable:

                                                   December 31       June 30
                                                      2003            2004
                                                   --------------------------
                                                     (Dollars in thousands)
                                                   --------------------------

     Current portion of notes receivable, gross....
                                                   $    1,049     $    1,802
     Allowance for doubtful notes..................      (373)          (549)
                                                   ------------   -----------
     Current portion of notes receivable, net......       676          1,253
                                                   ------------   -----------
     Long term portion of notes receivable, gross..       502            503
     Allowance for doubtful notes..................      (250)          (250)
                                                   ------------   -----------
     Long-term portion of notes receivable, net....       252            253
                                                   ------------   -----------
     Total notes receivable, net...................$       928     $   1,506
                                                   ============   ===========

         Alternatively, our Stratasoft subsidiary also has other sales that require payment to occur after more than 90 days but less than twelve months from the date of the sale. Those outstanding balances are classified as accounts receivable in the accompanying balance sheets.

         Inventory. We had inventory of $1.0 million and $1.9 million at December 31, 2003 and June 30, 2004, respectively. We try to minimize the amount of inventory on hand to reduce the risk that the inventory will become obsolete or decline in value. We have been able to do this by relying on the ready availability of products from our principal suppliers. As noted above, we rely principally on our Textron Facility to finance our inventory purchases.

         Textron Facility. On January 31, 2002, we entered into the Textron Facility to provide financing for our inventory purchases. The maximum credit available under the Textron facility, as amended, is $15 million and it is collateralized by substantially all of our assets other than our patent licenses.

          As of June 30, 2004, we owed $7.8 million under the Textron Facility and had an additional $246,000 available subject to borrowing base restrictions. The borrowing base amount under the Textron facility is generally the sum of 80% of eligible accounts receivable (the "Accounts Advance Amount") plus the lesser of: (a) 90% of eligible inventory purchased by us from manufactures with whom Textron has acceptable repurchase agreements, plus 40% of other eligible inventory; (b) $4,000,000; or (c) 30% of the Accounts Advance Amount. An account receivable will not qualify as an eligible accounts receivable if, among other things, it is not paid within 90 days after our invoice date, the customer has failed to pay more than 25% of all accounts receivable owed by the customer to us within 90 days after the invoice date, or to the extent that the customer's total accounts receivable exceed 15% of all of our eligible accounts receivable.

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

         To the extent that we can borrow under the Textron Facility, it gives us the ability to extend the payment terms past the Free Finance Period. Amounts extended past the Free Finance Period accrue interest and are classified as notes payable on our balance sheet. These extended payment balances under the Textron Facility accrue interest at the prime rate (4.25% at June 30, 2004) plus 2.5%. Working capital advances under the Textron Facility accrue interest at the same rate as extended payment balances. Because payment cycles of sales to school districts under the eRate program extend beyond 60 days, we expect we will continue to carry extended payment balances under the Textron Facility during 2004. The total outstanding balance under the Textron Facility at June 30, 2004 was $7.8 million, all of it was within the Free Finance Period and therefore is reflected as accounts payable in our balance sheet at June 30, 2004.

         The Textron Facility contains restrictive covenants that are measured at each quarter end. These covenants require us to:

          o maintain Minimum Tangible Capital Funds of $2.2 million, which is defined to be the sum of cash, trade accounts receivable, inventory and fixed net assets, minus subordinated liabilities minus total liabilities, with total liabilities being defined as accounts payable, accrued expenses and short- and long-term notes payable;
          o maintain a maximum Debt to Tangible Capital Funds ratio of 6.0 to 1; and
          o to achieve a fixed charge coverage ratio of no less than 1.1 to 1.0, the fixed charge coverage ratio being defined as (a) quarterly net income plus interest expense, taxes, and lease and rental expense divided by (b) the sum of (1) quarterly interest expense, lease and rental expense, and (2) quarterly current maturities of long-term debt divided by [1.0 minus the tax rate].

         At June 30, 2004, we were in compliance with the loan covenants, and we anticipate that we will be able to comply with the loan covenants during the next twelve months. If we violate any of the loan covenants, we would be required to seek waivers from Textron and Silicon Valley Bank for those non-compliance events. If Textron or Silicon Valley Bank refused to provide waivers, the amount due under the Textron Facility could be accelerated and we could be required to seek other sources of financing.

         During July 2004 we began re-negotiating the Textron credit facility. The maximum credit available was temporarily increased from $15.0 million to $22.0 million during the re-negotiation period, and we anticipate that we will be able to complete the re-negotiation of the Tex ton credit facility sometime during our third quarter of 2004.

         Contractual Obligations

         The following table summarizes certain of our contractual cash obligations and related payments due as of June 30, 2004:

                                            Payments Due by Period
                                   ---------------------------------------------
                                            (Dollars in thousands)
                                             Less than                 More than
Contractual Obligations              Total   1 year 1-3 years 4-5 years 5 years
---------------------------------- -------- -------- -------- -------- --------
Lease obligations................. $2,704   $  386   $1,804   $  411   $  103
Textron, interest bearing debt....      -        -        -        -        -
Other debt obligations............    272       94      178        -        -
                                   -------- -------- -------- -------- --------
Total contractual cash obligations $2,976   $  480   $1,982   $  411   $  103
                                   ======== ======== ======== ======== ========

         During the second quarter of 2004 the INX and Valerent Dallas, Texas offices occupied new office space under a six year lease obligation. Expected payments for base lease obligation are approximately $ - for 2004, $157,000 for 2005, $205,000 for 2006, $241,000 for 2007, $255,000 for 2008, $264,000 for 2009
and $110,000 for 2010. The approximate previous annual lease payment for the INX was $108,000. During the third quarter INX intends to open and occupy an office in San Antonio, Texas. Expected payments for the base lease obligation are approximately $17,000 for 2004, $34,000 for 2005, $34,000 for 2006 and $17,000
for 2007. These amounts are reflected in the contractual obligations schedule shown above.

         We do not have any material contractual purchase obligations. We purchase inventory to fulfill in-hand orders from customers and we try to minimize the amount of inventory on hand to reduce risk that the inventory will become obsolete or decline in value. We are able to do this by relying on the ready availability of products from our principal suppliers.

         We expect to be able to meet our contractual cash payment obligations by their due dates through cash generated from operations, augmented, if needed, by borrowings under the Textron Facility, and through the proceeds from our public offering.

         Cash Flows. During the six months ended June 30, 2004, our cash increased by $5.0 million. Operating activities used $471,000, investing activities used $457,000 and financing activities provided $6.0 million.

         Operating Activities. Operating activities used $471,000 in the six months ended June 30, 2004 as compared to using cash of $929,000 in 2003. The cash used in 2004 was primarily related to the $1.3 million net growth of assets over the net growth in liabilities which was offset by $662,000 of non-cash expenses and net income of $91,000.

         Changes in asset and liability accounts used $1.3 million. The most significant use related to a $3.5 million increase in accounts receivable. Days in sales outstanding decreased by 10 days from 57 days at December 31, 2003 to 47 days at June 30, 2004 primarily due to completion of INX eRate funded projects relating to school districts. Net working capital used for contracts in progress increased $392,000 due to an increase in cost and estimated earnings in excess of billings of $262,000, which was primarily related to an increase in the Stratasoft custom projects in process at period-end. Inventory increased $911,000 primarily due INX staging Cisco products for upcoming projects and Stratasoft purchasing dial logic cards for upcoming projects. Notes receivables increased $776,000 due to Stratasoft accepting two notes as consideration from two of its customers. These uses of cash were partially offset by an increase in accounts payable of $3.3 million, which related primarily to increased purchases of Cisco products for sales by INX and inventory by Stratasoft. The decrease in other current assets of $453,000 primarily related to the return of bid deposits for INX bids on school projects and the amortization of prepaid consultant fees. In addition, deferred revenue increased $177,000 primarily from $529,000 for software products sold on notes that are not due within twelve months of the note origination, a $9,000 net increase in unused service revenue, and $37,000 of sales to resellers offset by $398,000 credit to a reseller in May 2004. Revenue from deferred sales will be recognized in the accounting periods that payments from the customer are received. The $147,000 increase in accrued expense is primarily related to accruing for wages and bonuses.

         Investing Activities. Investing activities used $457,000 in 2004 compared to a use of $706,000 for 2003. Our investing activities related to capital expenditures used $457,000 in 2004. Capital expenditures during both periods were primarily related to purchases of computer equipment and software, and to a lesser degree, leasehold improvements. During the next twelve months, we do not expect to incur significant capital expenditures requiring cash, except possibly for acquisitions, of which we cannot predict the certainty or magnitude.

          Financing Activities. Financing activities provide $6.0 million in 2004 as compared to using $90,000 in 2003. In 2003, our stock price increased substantially, resulting in stock option holders exercising stock options, which provided $85,000 in 2004. During January 2004, the company repaid $1.7 million of interest-bearing debt under the Textron Facility. During the six months ended June 30, 2004, another $1.2 million of debt under the Textron Facility become interest-bearing in March 2004 and was repaid in May 2004.

         On May 12, 2004 we closed a public offering of 500,000 Units. The Units began trading on May 7, 2004, on the American Stock Exchange under the symbol ISR.U. Each Unit consists of two shares of common stock and one warrant to purchase one share of common stock at a price of $12.45. The Units were offered at a public offering price of $16.60 per Unit resulting in $7.5 million of proceeds. On June 2, 2004 the underwriters exercised their option to purchase 75,000 additional Units to cover over-allotments resulting in $1.1 million of proceeds. We paid $1.0 million of costs associated with the public offering as of June 30, 2004 resulting in net proceeds from the public offering of $7.6 million. We intend to use the net proceeds of this offering primarily for working capital and to repay interest-bearing debt.

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

         From time to time we make short-term loans and travel advances to our employees. The balance of approximately $16,000 and $11,000 relating to these loans and advances is included in the Company's balance sheet and reported as part of Accounts receivable - affiliates at December 31, 2003 and June 30, 2004, respectively.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

         We incur certain market risks related to interest rate variations because we hold floating rate debt. Based upon the average amount of debt outstanding during the six months ended June 30, 2004, a one-percent increase in interest rates paid by us on our floating rate debt would have resulted in a $1,000 increase in interest for the period.

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

    In connection with their audit of the consolidated financial statements for the year ended December 31, 2003, Grant Thornton LLP ("Grant Thornton"), our independent accountants, identified and reported to the audit committee of the board of directors certain internal control deficiencies that Grant Thornton considered to be significant deficiencies under the standards established by the American Institute of Certified Public Accountants and the SEC. The identified internal control deficiencies relate to (i) a material weakness involving contemporaneous documentation of all terms related to revenue transactions and conclusions regarding customer creditworthiness and (ii) a significant deficiency with respect to the review of significant agreements by our accounting personnel in order to monitor compliance with their terms.

    We have taken corrective actions to address these internal control deficiencies, by implementing the following measures:

    o established improved procedures for the review of revenue recognition policies and contract management polices and procedures;

    o    held formalized training of finance and sales staff; and

    o hired an additional person in our accounting department.

    In the six months of 2004, there have been no other changes in our internal control over financial reporting that have materially affected, or are likely to affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  In August 2002, Inacom Corp. ("Inacom") filed a lawsuit in the District Court of Douglas County, Nebraska styled Inacom Corp v. I-Sector Corporation, f/k/a Allstar Systems, Inc., claiming that I-Sector owed the sum of approximately $570,000 to Inacom as a result of Inacom's termination of a Vendor Purchase Agreement between Inacom and I-Sector. I-Sector believes that the claim is without merit and intends to vigorously contest the demand.

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

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS FORM 8-K
(a) Exhibits

          Exhibit 31.0 Certificate of Incorporation, By laws and Warrant Agreement. (may be incorporated by reference)

          Exhibit 31.1 Certification of CEO and CFO pursuant to Rule 13a-14(a)

          Exhibit 31.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of James H. Long

          (b) Reports on Form 8-K

          Filed June 4, 2004, regarding the exercise of the over-allotment option in connection with its recent public offering

          Filed May 17, 2004, regarding the pricing of units of equity offering and trading of units

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            I-Sector Corporation.

August 13, 2004             By:          /s/ JAMES H. LONG
                            -----------------------------------
Date                        James H. Long, Chief Executive Officer,
                            Chief Financial Officer,
                            and Chairman of the Board


                            By:         /s/ JEFFREY A. SYLVESTER
                            ----------------------------------------
                            Jeffrey A. Sylvester, Secretary and Controller

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

Date: August 13, 2004

/s/ James H. Long

James H. Long, Chief Executive Officer and Chief Financial Officer

Exhibit 99.1


                                  EXHIBIT INDEX

Exhibit
  No.   Description                              Filed Herewith or Incorporated
                                                 by Reference from:
   3.1  Bylaws of the Company.                   Exhibit 3.1 to Form S-1,
                                                 Registration No.
                                                 333-09789, filed August 8, 1996
   3.2  Certificate of Incorporation of the      Exhibit 3.2 to Amendment 1 to
        Company.                                 Form S-1, Registration No.
                                                 333-09789, filed August 8, 1996
   3.3  Certificate of Amendment to Certificate  Exhibit 3.4 to Amendment 5 to
        of Incorporation of Allstar Systems,     Form S-1, Registration No.
        Inc., dated June 24, 1997.               333-09789, filed August 8, 1996
   3.4  Certificate of Amendment to Certificate  Exhibit 3.3 to Form 8-A,
        of Incorporation of Allstar Systems,     Registration No. 001-31949,
        Inc., dated March 5, 1999.               filed December 29, 2003
   3.5  Certificate of Amendment to Certificate  Exhibit 3.4 to Form 8-A,
        of Incorporation of Allstar Systems, Inc.Registration No. 001-31949,
        dated July 10, 2000.                     filed December 29, 2003
   3.6  Certificate of Warrant Agreement         Exhibit 4.3 to Form S-2,
                                                 Registration No. 333-113575,
                                                 filed May 6, 2004

Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



 In connection with the Quarterly Report of I-Sector Corporation (the "Company") on Form 10-Q for the period ended June 30, 2004 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, James H. Long, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

 1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

 2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/   James H. Long
James H. Long
Chief Executive Officer and Chief Financial Officer


August 13, 2004