Form 10-Q/A
period 2004-06-30
I SECTOR CORP
filed 2004-10-05
CIK 1020017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         As of October 5, 2004, there were 5,013,954 shares of common stock, $.01 par value per share, outstanding.

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

                           Part II. Other Information

Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


         Signatures

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and par value amounts)

                                                                                               December 31,         June 30,
                                                                                                  2003               2004
                                                                                               ------------         --------
                                                                                                                  (Unaudited)
                                    ASSETS
Current Assets:
     Cash and cash equivalents .........................................................         $  2,172          $  7,220
     Accounts receivable - trade, net of allowance of $612 and $635 ....................            9,757            13,215
     Accounts receivable - affiliates ..................................................               16                13
     Accounts receivable - other .......................................................               29                25
     Notes receivable, net of allowance of $373 and $549 ...............................              676             1,253
     Inventory .........................................................................            1,038             1,949
     Cost and estimated earnings in excess of billings .................................            1,452             1,714
     Other current assets ..............................................................              943               490
                                                                                                 --------          --------
         Total current assets ..........................................................           16,083            25,879
                                                                                                 --------          --------

Property and equipment, net of accumulated depreciation of $1,887 and $2,129 ...........            1,271             1,448
Notes receivable, long-term, net of allowance of $250 and $250 .........................              252               253
Patent license rights, net of accumulated amortization of $265 and $320 ................              849               794
Other intangible assets,  net of accumulated amortization of $335 and $438 .............              435               537
Deferred offering costs ................................................................              317                --
                                                                                                 --------          --------
         Total Assets ..................................................................         $ 19,207          $ 28,911
                                                                                                 ========          ========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Notes payable and current portion of long-term debt ...............................         $  1,784          $     94
     Accounts payable ..................................................................            6,524             9,801
     Billings in excess of cost and estimated earnings .................................              262               132
     Accrued expenses ..................................................................            2,676             2,828
     Net liabilities related to discontinued operations ................................              557               642
     Deferred revenue ..................................................................              556               733
                                                                                                 --------          --------
         Total current liabilities .....................................................           12,359            14,230
                                                                                                 --------          --------

Long-term debt .........................................................................              229               178

Minority interest ......................................................................               --               168

Commitments and Contingencies

Stockholders' Equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized,
         no shares issued ..............................................................               --                --
     Common stock, $.01 par value, 15,000,000 shares authorized,
         4,762,809 and 5,960,354 issued ................................................               48                60
     Additional paid in capital ........................................................           10,853            18,601
     Additional paid in capital - other ................................................              337               202
     Treasury stock, at cost 811,800 and 811,800 shares ................................           (1,373)           (1,373)
     Retained deficit ..................................................................           (3,246)           (3,155)
                                                                                                 --------          --------
         Total stockholders' equity ....................................................            6,619            14,335
                                                                                                 --------          --------
              Total Liabilities and Stockholders' Equity ...............................         $ 19,207          $ 28,911
                                                                                                 ========          ========


            See notes to condensed consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                                                                     Three months ended June 30,
                                                                                                  ---------------------------------
                                                                                                     2003                  2004
                                                                                                  -----------           -----------
Revenue:
       Products ........................................................................          $    12,703           $    16,609
       Services ........................................................................                1,656                 3,109
       Custom projects .................................................................                1,511                 2,169
                                                                                                  -----------           -----------
             Total revenue .............................................................               15,870                21,887
                                                                                                  -----------           -----------

Cost of goods and services:
       Products ........................................................................               11,211                14,650
       Services ........................................................................                1,356                 2,052
       Custom projects .................................................................                  574                   886
                                                                                                  -----------           -----------
             Total cost of goods and services ..........................................               13,141                17,588
                                                                                                  -----------           -----------
                 Gross profit ..........................................................                2,729                 4,299
Selling, general and administrative expenses ...........................................                3,562                 4,236
                                                                                                  -----------           -----------
Operating income (loss) ................................................................                 (833)                   63
Interest and other income (expense), net ...............................................                   96                   (26)
                                                                                                  -----------           -----------
Income (loss) from continuing operations before income tax benefit .....................                 (737)                   37
Income tax benefit .....................................................................                  (81)                   (7)
                                                                                                  -----------           -----------
Net income (loss) from continuing operations before minority interest ..................                 (656)                   44
Minority interest ......................................................................                   --                    (6)
Discontinued operations:
Gain on disposal of discontinued operations, net of taxes ..............................                   16                    13
                                                                                                  -----------           -----------
Net income (loss) ......................................................................          $      (640)          $        51
                                                                                                  ===========           ===========
Net income (loss) per share Basic:
Net income (loss) from continuing operations before minority interest ..................          $     (0.19)          $      0.01
Minority interest ......................................................................                   --                    --
Gain on disposal of discontinued operations, net of taxes ..............................                 0.01                    --
                                                                                                  -----------           -----------
Net income (loss) per share ............................................................          $     (0.18)          $      0.01
                                                                                                  ===========           ===========
Diluted:
Net income (loss) from continuing operations before minority interest ..................          $     (0.19)          $      0.01
Minority interest ......................................................................                   --                    --
Gain on disposal of discontinued operations, net of taxes ..............................                 0.01                    --
                                                                                                  -----------           -----------
Net income (loss) per share ............................................................          $     (0.18)          $      0.01
                                                                                                  ===========           ===========
Shares used in computing net income (loss) per share:
Basic ..................................................................................            3,636,441             4,582,790
                                                                                                  -----------           -----------
Diluted ................................................................................            3,636,441             4,939,206
                                                                                                  -----------           -----------


            See notes to condensed consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                                                                       Six months ended June 30,
                                                                                                  ---------------------------------
                                                                                                      2003                  2004
                                                                                                  -----------           -----------
Revenue:
       Products ........................................................................          $    19,427           $    26,803
       Services ........................................................................                2,944                 5,053
       Custom projects .................................................................                3,580                 4,306
                                                                                                  -----------           -----------
       Total revenue ...................................................................               25,951                36,162
                                                                                                  -----------           -----------
Cost of goods and services:
       Products ........................................................................               17,114                23,142
       Services ........................................................................                2,458                 3,338
       Custom projects .................................................................                1,374                 1,848
                                                                                                  -----------           -----------
       Total cost of goods and services ................................................               20,946                28,328
                                                                                                  -----------           -----------
                 Gross profit ..........................................................                5,005                 7,834
Selling, general and administrative expenses ...........................................                6,939                 7,734
                                                                                                  -----------           -----------
Operating income (loss) ................................................................               (1,934)                  100
Interest and other income (expense), net ...............................................                  106                    (6)
                                                                                                  -----------           -----------
Income (loss) from continuing operations before income tax benefit .....................               (1,828)                   94
Income tax benefit .....................................................................                  (81)                   (1)
                                                                                                  -----------           -----------
Net income (loss) from continuing operations before minority interest ..................               (1,747)                   95
Minority interest ......................................................................                   --                    (6)
Discontinued operations:
Gain on disposal of discontinued operations, net of taxes ..............................                   16                     2
                                                                                                  -----------           -----------
Net income (loss) ......................................................................          $    (1,731)          $        91
                                                                                                  ===========           ===========
Net income (loss) per share Basic:
Net income (loss) from continuing operations before minority interest ..................          $     (0.48)          $      0.02
Minority interest ......................................................................                   --                    --
Gain (loss) on disposal of discontinued operations, net of taxes .......................                   --                    --
                                                                                                  -----------           -----------
Net income (loss) per share ............................................................          $     (0.48)          $      0.02
                                                                                                  ===========           ===========
Diluted:
Net income (loss) from continuing operations before minority interest ..................          $     (0.48)          $      0.02
Minority interest ......................................................................                   --                    --
Gain (loss) on disposal of discontinued operations, net of taxes .......................                   --                    --
                                                                                                  -----------           -----------
Net income (loss) per share ............................................................          $     (0.48)               4 0.02
                                                                                                  ===========           ===========

Shares used in computing net income (loss) per share:
Basic ..................................................................................            3,632,978             4,280,599
                                                                                                  -----------           -----------
Diluted ................................................................................            3,632,978             4,658,296
                                                                                                  -----------           -----------

            See notes to condensed consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      (In thousands, except share amounts)
                                   (Unaudited)


                                                  $.01 par value                   Additional
                                                   Common Stock        Additional   Paid-In
                                                -------------------     Paid-In    Capital -    Treasury      Retained
                                                Shares       Amount     Capital      Other        Stock       Deficit       Total
                                               ---------   ---------   ----------  ---------    ---------    ---------    ---------
Balance at December 31, 2003 ...............   4,762,809   $      48   $  10,853   $     337    $  (1,373)   $  (3,246)   $   6,619
Revaluation of consultant options ..........          --          --          --        (163)          --           --         (163)
Exercise of common stock options ...........      47,545          --          60          25           --           --           85
Proceeds from offering of Units,
  net of offering costs of $1,046 ..........   1,150,000          12       7,620          --           --           --        7,632
Issuance of INX common stock
  net of minority interest .................          --          --          71          --           --           --           71
Net income .................................          --          --          --          --           --           91           91
                                               ---------   ---------   ---------   ---------    ---------    ---------    ---------
Balance at June 30, 2004 ...................   5,960,354   $      60   $  18,604   $     199    $  (1,373)   $  (3,155)   $  14,335
                                               =========   =========   =========   =========    =========    =========    =========


                   The accompanying notes are an integral part
               of this condensed consolidated financial statement

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                                           Six Months Ended June 30,
                                                                                                           -------------------------
                                                                                                             2003             2004
                                                                                                           -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss) .........................................................................         $(1,731)         $    91
       Adjustments to reconcile net income (loss) to net cash provided by (used in)
         operating activities:
            Minority interest ....................................................................              --                6
            Net gain (loss) from discontinued operations .........................................             (16)               3
            Tax benefit (expense) from discontinued operations ...................................              (8)              (1)
            Depreciation and amortization ........................................................             359              444
            (Gain) loss on retirement of assets ..................................................             (89)              23
            Bad debt expense .....................................................................             578              193
       Changes in assets and liabilities that provided (used) cash:
            Accounts receivable, net .............................................................          (1,856)          (3,453)
            Accounts receivable, affiliates and other ............................................              57                7
            Inventory ............................................................................          (1,029)            (911)
            Income tax receivable ................................................................             (73)              --
            Notes receivable .....................................................................            (300)            (776)
            Other current assets .................................................................              14              453
            Accounts payable .....................................................................           3,390            3,277
            Cost and estimated earnings in excess of billings ....................................            (191)            (262)
            Billings in excess of cost and estimated earnings ....................................             198             (130)
            Other assets .........................................................................            (250)              --
            Accrued expenses .....................................................................             158              305
            Deferred revenue .....................................................................             115              177
                                                                                                           -------          -------
                          Net cash used in continuing operations .................................            (674)            (554)

       Net operating activities from discontinued operations .....................................           ((255)              83
                                                                                                           -------          -------
                          Net cash used in operating activities ..................................            (929)            (471)
                                                                                                           -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds of sale of fixed assets ..........................................................              80               --
       Acquisition of Digital Precision, Inc (inclusive of acquisition costs) ....................            (566)              --
       Capital expenditures ......................................................................            (220)            (457)
                                                                                                           -------          -------
                          Net cash used in investing activities ..................................            (706)            (457)
                                                                                                           -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Exercise of stock options .................................................................              14               85
       Proceeds from Unit offering ...............................................................              --            7,632
       Proceeds from borrowings of interest bearing debt .........................................              --            1,204
       Payments of long-term debt ...............................................................             (104)          (2,945)
                                                                                                           -------          -------
                          Net cash provided by (used in) in financing activities .................             (90)           5,976
                                                                                                           -------          -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............................................          (1,725)           5,048

CASH AND CASH EQUIVALENTS AT BEGINNING OF  PERIOD ................................................           3,491            2,172
                                                                                                           -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................................................         $ 1,766          $ 7,220
                                                                                                           =======          =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

       Cash paid for interest ....................................................................         $     9          $    10

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
       Revaluation of options granted to consultants .............................................         $    78          $  (163)
       Other receivable for proceeds of sale of fixed assets .....................................              30               --
       Recognition of additional purchase price on Digital Precision acquisition
         through issuance of INX common stock ....................................................              --              234

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

                                                  December 31,    June 30,
                                                      2003          2004
                                                  ------------    --------
Costs incurred on uncompleted contracts .........   $ 1,019       $ 1,685
Estimated earnings ..............................     3,117         4,341
                                                    -------       -------
                                                      4,136         6,026
Less: Billings to date ..........................    (2,946)       (4,444)
                                                    -------       -------

Total ...........................................   $ 1,190       $ 1,582
                                                    =======       =======
Included in accompanying balance sheets
  under the following captions:
Cost and estimated earnings in excess of billings   $ 1,452       $ 1,714
Billings in excess of cost and estimated earnings      (262)         (132)
                                                    -------       -------
Total ...........................................   $ 1,190       $ 1,582
                                                    =======       =======

         During the six months ending June 30, 2004, I-Sector's operating segment Stratasoft deferred $520 of revenue for software products sold on notes that are not due within twelve months of their note origination and revenue to resellers of $37. Also during the second quarter of 2004, the company reversed deferred revenue of $398 due to cancellation of a reseller transaction that was originally deferred in full at December 31, 2003. Revenue from resellers and notes in excess of twelve months is recognized in the accounting periods that payments from the customer are received.

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

                                      Six Months Ended
                                          June 30,
                                      ----------------
                                           2004
                                      ----------------
Balance, beginning of the period          $ 302
Additions to reserve .................      227
Expenses offset against reserve.......     (195)
                                          -----
Balance, end of period ...............    $ 334
                                          =====


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

                                                                                     Three Months Ended         Six Months Ended
                                                                                          June 30,                   June 30,
                                                                                  -----------------------    -----------------------
                                                                                    2003           2004         2003          2004
                                                                                  ---------     ---------    ---------     ---------
Basic and diluted:
Net income (loss) as reported ................................................    $    (640)    $      51    $  (1,731)    $      91
Deduct: Total stock-based employee
  compensation determined under fair value
  based method for all awards, net of related tax effects ....................           14            23           24            45
                                                                                  ---------     ---------    ---------     ---------
Pro forma net income (loss) ..................................................    $    (654)    $      28    $  (1,755)    $      46
                                                                                  =========     =========    =========     =========

Earnings per share:
Basic - as reported ..........................................................    $   (0.18)    $    0.01    $   (0.48)    $    0.01
Basic - pro forma ............................................................    $   (0.18)    $    0.01    $   (0.48)    $    0.01

Diluted - as reported ........................................................    $   (0.18)    $    0.01    $   (0.48)    $    0.01
Diluted - pro forma ..........................................................    $   (0.18)    $    0.01    $   (0.48)    $    0.01

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

2. DISCONTINUED OPERATIONS

         In 1999, I-Sector decided to sell both its computer products reselling business and its PBX telephone systems dealer business. During the quarter and six months specified below, I-Sector recognized a gain (loss) on disposal, net of income tax provision, of these three businesses as follows:

                                                                         Three Months             Six Months
                                                                        Ended June 30,          Ended June 30,
                                                                      ------------------      ------------------
                                                                      2003         2004       2003          2004
                                                                      -----        -----      -----        -----
IT Staffing, Inc. (net of taxes of $14 and $-,
  respectively for quarter ended) and ($14
  and $ -, respectively for six months ended)....................     $  26        $  --      $  26        $  --
Computer Products Division (net of taxes
  of $(5) and $(2), respectively for quarter
  ended) and ($(7) and $2, respectively for
  six months ended)..............................................        (9)          12        (14)           3
Telecom Division (net of taxes and taxes
  of - and $-, respectively for quarter ended)
  and ($2 and $(1), respectively for six
  smonths ended).................................................        (1)           1          4           (1)
                                                                      -----        -----      -----        -----
Gain on disposal of discontinued operations,
  net of taxes...................................................     $  16        $  13      $  16        $   2
                                                                      =====        =====      =====        =====

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

         For the quarter ended June 30, 2004:

                           INX     STRATASOFT   VALERENT   CORPORATE   ELIMINATIONS   CONSOLIDATED
                         -------   ----------   --------   ---------   ------------   ------------
Revenue:
     Products..........  $16,354     $   --      $  505      $  --        $(250)        $16,609
     Services..........    1,625         --       1,484         --           --           3,109
     Custom projects...       --      2,169          --         --           --           2,169
                         -------     ------      ------      -----        -----         -------
Total revenue..........   17,979      2,169       1,989         --         (250)         21,887
                         -------     ------      ------      -----        -----         -------
Cost of goods and
  Services:
     Products..........   14,440         --         460         --         (250)         14,650
     Services..........    1,145         --         907         --           --           2,052
     Custom projects...       --        886          --         --           --             886
                         -------     ------      ------      -----        -----         -------
  Cost of goods and
     Services..........   15,585        886       1,367         --         (250)         17,588
                         -------     ------      ------      -----        -----         -------
Gross profit...........    2,394      1,283         622         --           --           4,299

Selling, general and
  administrative
  expenses.............    2,318      1,131         486        301           --           4,236
                         -------     ------      ------      -----        -----         -------
Operating income
  (loss)...............  $    76     $  152      $  136      $(301)       $  --              63
                         -------     ------      ------      -----        -----
Interest and other income, net.....................................................         (26)
                                                                                        -------
Income from continuing operations before income taxes..............................          37
Income tax benefit.................................................................          (7)
                                                                                        -------
Net income from continuing operations before minority interest.....................          44
Minority interest..................................................................          (6)
Gain on disposal of discontinued operations, net of taxes..........................          13
                                                                                        -------
Net income.........................................................................     $    51
                                                                                        =======
Selected Balance Sheet Information:
Trade accounts
  Receivable, net......  $11,455     $  706      $  961      $  --        $  --         $13,122
                         -------     ------      ------      -----        -----         -------
Accounts receivable retained from discontinued operations, net.....................          93
                                                                                        -------
Total accounts receivable, net.....................................................     $13,215
                                                                                        =======
Inventory..............  $ 1,222     $  681      $   46      $  --        $  --         $ 1,949
                         -------     ------      ------      -----        -----         -------

         For the quarter ended June 30, 2003:

                           INX     STRATASOFT   VALERENT   CORPORATE   ELIMINATIONS   CONSOLIDATED
                         -------   ----------   --------   ---------   ------------   ------------
Revenue:
     Products..........  $12,253     $   --      $  509      $  --         $(59)        $12,703
     Services..........      782         --         874         --           --           1,656
     Custom projects...       --      1,511          --         --           --           1,511
                         -------     ------      ------      -----         ----         -------
Total revenue..........   13,035      1,511       1,383         --          (59)         15,870
                         -------     ------      ------      -----         ----         -------
Cost of goods and
  Services:
     Products..........   10,846         --         424         --          (59)         11,211
     Services..........      757         --         599         --           --           1,356
     Custom projects...       --        574                     --           --             574
                         -------     ------      ------      -----         ----         -------
  Cost of goods and
     Services..........   11,603        574       1,023         --          (59)         13,141
                         -------     ------      ------      -----         ----         -------
Gross profit...........    1,432        937         360         --           --           2,729

Selling, general and
  administrative
  expenses.............    1,448      1,344         536        234           --           3,562
                         -------     ------      ------      -----         ----         -------
Operating loss.........  $   (16)    $ (407)     $ (176)     $(234)        $ --            (833)
                         -------     ------      ------      -----         ----
Interest and other income, net.....................................................          96
                                                                                        -------
Loss from continuing operations before income taxes................................        (737)
Income taxes.......................................................................         (81)
                                                                                        -------
Net loss from continuing operations................................................        (656)
Gain on disposal of discontinued operations, net of taxes..........................          16
                                                                                        -------
Net loss...........................................................................     $  (640)
                                                                                        =======
Selected Balance Sheet Information:
Trade accounts
  receivable, net......  $ 6,231     $1,231      $  747      $  15         $ --         $ 8,224
                         -------     ------      ------      -----         ----
Accounts receivable retained from discontinued operations, net.....................         100
                                                                                        -------
Total accounts receivable, net.....................................................     $ 8,324
                                                                                        =======
Inventory..............  $ 1,434     $  448      $   29      $  --         $ --         $ 1,911
                         -------     ------      ------      -----         ----         -------

         For the six months ended June 30, 2004:

                           INX     STRATASOFT   VALERENT   CORPORATE   ELIMINATIONS   CONSOLIDATED
                         -------   ----------   --------   ---------   ------------   ------------
Revenue:
     Products..........  $26,415     $   --      $  839      $  --        $(451)        $26,803
     Services..........    2,538         --       2,515         --           --           5,053
     Custom projects...       --      4,306          --         --           --           4,306
                         -------     ------      ------      -----        -----         -------
Total revenue..........   28,953      4,306       3,354         --         (451)         36,162
                         -------     ------      ------      -----        -----         -------
Cost of goods and
  Services:
     Products..........   22,822         --         771         --         (451)         23,142
     Services..........    1,735         --       1,603         --           --           3,338
     Custom projects...       --      1,848          --         --           --           1,848
                         -------     ------      ------      -----        -----         -------
  Cost of goods and
     Services..........   24,557      1,848       2,374         --         (451)         28,328
                         -------     ------      ------      -----        -----         -------
Gross profit...........    4,396      2,458         980         --           --           7,834

Selling, general and
  administrative
  expenses.............    4,202      2,150         876        506           --           7,734
                         -------     ------      ------      -----        -----         -------
Operating income
  (loss)...............  $   194     $  308      $  104      $(506)       $  --             100
                         -------     ------      ------      -----        -----
Interest and other income, net.....................................................          (6)
                                                                                        -------
Income from continuing operations before income taxes..............................          94
Income tax benefit.................................................................          (1)
                                                                                        -------
Net income from continuing operations before minority interest.....................          95
Minority interest..................................................................          (6)
Gain on disposal of discontinued operations, net of taxes..........................           2
                                                                                        -------
Net income.........................................................................     $    91
                                                                                        =======

         For the six months ended June 30, 2003:

                           INX     STRATASOFT   VALERENT   CORPORATE   ELIMINATIONS   CONSOLIDATED
                         -------   ----------   --------   ---------   ------------   ------------
Revenue:
     Products..........  $18,915     $   --      $  703      $  --        $(191)        $19,427
     Services..........    1,259         --       1,685         --           --           2,944
     Custom projects...       --      3,580          --         --           --           3,580
                         -------     ------      ------      -----        -----         -------
Total revenue..........   20,174      3,580       2,388         --         (191)         25,951
                         -------     ------      ------      -----        -----         -------
Cost of goods and
  Services:
     Products..........   16,690         --         615         --         (191)         17,114
     Services..........    1,274         --       1,184         --           --           2,458
     Custom projects...       --      1,374          --         --           --           1,374
                         -------     ------      ------      -----        -----         -------
  Cost of goods and
     Services..........   17,964      1,374       1,799         --         (191)         20,946
                         -------     ------      ------      -----        -----         -------
Gross profit...........    2,210      2,206         589         --           --           5,005

Selling, general and
  administrative
  expenses.............    2,393      2,941       1,096        509           --           6,939
                         -------     ------      ------      -----        -----         -------
Operating loss.........  $  (183)    $ (735)     $ (507)     $(509)       $  --          (1,934)
                         -------     ------      ------      -----        -----
Interest and other income, net.....................................................         106
                                                                                        -------
Loss from continuing operations before income taxes................................      (1,828)
Income taxes.......................................................................         (81)
                                                                                        -------
Net loss from continuing operations................................................      (1,747)
Gain on disposal of discontinued operations, net of taxes..........................          16
                                                                                        -------
Net loss...........................................................................     $(1,731)
                                                                                        =======


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

                                                                           Three Months Ended June 30,    Six Months Ended June 30,
                                                                           ---------------------------   --------------------------
                                                                               2003           2004          2003           2004
                                                                           -----------    -----------    -----------    -----------
Numerator for basic earnings per share:
Net income (loss) from continuing operations before minority interest ..   $      (656)   $        44    $    (1,747)   $        95
Minority interest ......................................................            --             (6)            --             (6)
Gain (loss) on disposal of discontinued operations, net of taxes .......            16             13             16              2
Net income (loss) ......................................................   $      (640)   $        51    $    (1,731)   $        91
                                                                           -----------    -----------    -----------    -----------

Numerator for diluted earnings per share:
Net income (loss) from continuing operations ...........................   $      (656)   $        44    $    (1,747)   $        95
Minority interest ......................................................            --             (6)            --             (6)
INX income attributable to potential minority interest net income (loss)
 from continuing operations used in computing loss per share ...........            16             --             16             (5)
Loss on disposal of discontinued operations, net of taxes ..............            --             13             --              2
                                                                           -----------    -----------    -----------    -----------
Net income (loss) ......................................................   $      (640)   $        51    $    (1,731)   $        86
                                                                           ===========    ===========    ===========    ===========


Denominator for basic earnings per share - weighted-average shares
 outstanding ...........................................................     3,636,441      4,582,790      3,632,978      4,280,599
Effect of dilutive securities:
Shares issuable from assumed conversion of common stock options and
 restricted stock ......................................................            --        356,416             --        377,697
Denominator for diluted earnings per share - weighted-average shares
 outstanding ...........................................................     3,636,441      4,939,206      3,632.978      4,658,296

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

                                                                         INX Common    Percent
                                                                           Stock       of Total
                                                                         ----------   ----------
Ownership of INX shares at June 30, 2004:
     Common Stock owned by I-Sector ..................................   21,834,333         92.4%
     Common Stock owned by others ....................................    1,800,000          7.6%
                                                                         ----------   ----------
     Total Common Stock Outstanding ..................................   23,634,333        100.0%
                                                                         ==========   ==========

Potential Future I-Sector Dilution of Ownership:
    Common Stock owned by I-Sector at June 30, 2004 ..................   21,834,333         68.5%
    Common Stock owned by others at June 30,2004 .....................    1,800,000          5.6%
    Options granted and outstanding  at June 30, 2004  (1) (2) (3) (4)    8,261,038         25.9%
                                                                         ----------   ----------
    Total at June 30, 2004 ...........................................   31,895,371        100.0%
                                                                         ==========   ==========

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

                                                                         QUARTER ENDED JUNE 30,
                                                           --------------------------------------------------
                                                                    2003                        2004
                                                           ----------------------      ----------------------
                                                            AMOUNT          %           AMOUNT           %
                                                           --------      --------      --------      --------
                                                                       (DOLLARS IN THOUSANDS)
Revenue:
    INX product ......................................     $ 12,253          77.2      $ 16,354          74.7
    INX service ......................................          782           4.9         1,625           7.4
                                                           --------      --------      --------      --------
            Total INX revenue ........................       13,035          82.1        17,979          82.1
                                                           --------      --------      --------      --------
    Stratasoft - Custom projects .....................        1,511           9.5         2,169           9.9
                                                           --------      --------      --------      --------
    Valerent product .................................          509           3.2           505           2.3
    Valerent service .................................          874           5.5         1,484           6.8
                                                           --------      --------      --------      --------
            Total Valerent revenue ...................        1,383           8.7         1,989           9.1
      Eliminations revenue ...........................          (59)         (0.3)         (250)         (1.1)
                                                           --------      --------      --------      --------
                Total revenue ........................       15,870         100.0        21,887         100.0
Cost of sales and service:
    INX product ......................................       10,846          88.5        14,440          88.3
    INX service ......................................          757          96.8         1,145          70.5
                                                           --------      --------      --------      --------
           Total INX cost of sales and service .......       11,603          89.0        15,585          86.7
    Stratasoft - Custom projects .....................          574          49.9           886          40.8
                                                           --------      --------      --------      --------
    Valerent product .................................          424          83.3           460          91.1
    Valerent service .................................          599          68.5           907          61.1
                                                           --------      --------      --------      --------
            Total Valerent cost of sales and service .        1,023          74.0         1,367          68.7
      Eliminations of cost of sales and service ......          (59)        100.0          (250)        100.0
                                                           --------      --------      --------      --------
                Total cost of sales and service ......       13,141          82.8        17,588          80.4
Gross profit:
      INX product ....................................        1,407          11.5         1,914          11.7
      INX service ....................................           25           3.2           480          29.5
                                                           --------      --------      --------      --------
           Total INX gross profit ....................        1,432          11.0         2,394          13.3
    Stratasoft - Custom projects .....................          937          62.0         1,283          59.2
                                                           --------      --------      --------      --------
    Valerent product .................................           85          16.7            45           8.9
    Valerent service .................................          275          31.5           577          38.9
                                                           --------      --------      --------      --------
           Total Valerent gross profit ...............          360          26.0           622          31.3
                                                           --------      --------      --------      --------
                 Total gross profit ..................        2,729          17.2         4,299          19.6
Selling, general and administrative expenses:
    INX ..............................................        1,448          11.1         2,318          12.9
    Stratasoft .......................................        1,344          88.9         1,131          52.1
    Valerent .........................................          536          38.8           486          24.4
    Corporate ........................................          234           N/A           301           N/A
                                                           --------      --------      --------      --------
Total selling, general and administrative expenses ...        3,562          22.4         4,236          19.4
Operating income (loss):
    INX ..............................................          (16)         (0.1)           76           0.4
    Stratasoft .......................................         (407)        (26.9)          152           7.0
    Valerent .........................................         (176)        (12.7)          136           6.8
    Corporate ........................................         (234)          N/A          (301)          N/A
                                                           --------      --------      --------      --------
           Total operating income (loss) .............         (833)         (5.2)           63           0.3
Interest and other income, net .......................           96           0.6           (26)         (0.1)
                                                           --------      --------      --------      --------
Income (loss) from continuing operations before income
         Taxes........................................         (737)         (4.6)           37           0.2
Income tax benefit ...................................          (81)         (0.5)           (7)          0.0
                                                           --------      --------      --------      --------
Net income (loss) from continuing operations before
         minority interest............................         (656)         (4.1)           44           0.2
Minority interest ....................................           --           0.0            (6)          0.0
Discontinued operations:
Gain (loss) on disposal, net of taxes ................           16           0.1            13           0.0
                                                           --------      --------      --------      --------
Net income (loss) ....................................     $   (640)         (4.0)     $     51           0.2
                                                           ========      ========      ========      ========

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

                                                                        SIX MONTHS ENDED JUNE 30,
                                                           --------------------------------------------------
                                                                    2003                        2004
                                                           ----------------------      ----------------------
                                                            AMOUNT          %           AMOUNT          %
                                                           --------      --------      --------      --------
                                                                         (DOLLARS IN THOUSANDS)
Revenue:
    INX product ......................................     $ 18,915          72.9      $ 26,415          73.0
    INX service ......................................        1,259           4.9         2,538           7.0
                                                           --------      --------      --------      --------
            Total INX revenue ........................       20,174          77.7        28,953          80.0
                                                           --------      --------      --------      --------
    Stratasoft - Custom projects .....................        3,580          13.8         4,306          11.9
                                                           --------      --------      --------      --------
    Valerent product .................................          703           2.7           839           2.3
    Valerent service .................................        1,685           6.5         2,515           7.0
                                                           --------      --------      --------      --------
            Total Valerent revenue ...................        2,388           9.2         3,354           9.3
      Eliminations revenue ...........................         (191)         (0.7)         (451)         (1.2)
                                                           --------      --------      --------      --------
                Total revenue ........................       25,951         100.0        36,162         100.0
Cost of sales and service:
    INX product ......................................       16,690          88.6        22,822          86.4
    INX service ......................................        1,274         101.2         1,735          68.4
                                                           --------      --------      --------      --------
           Total INX cost of sales and service .......       17,964          89.0        24,557          84.8
    Stratasoft - Custom projects .....................        1,374          38.4         1,848          42.9
                                                           --------      --------      --------      --------
    Valerent product .................................          615          87.5           771          91.9
    Valerent service .................................        1,184          70.3         1,603          63.7
                                                           --------      --------      --------      --------
            Total Valerent cost of sales and service .        1,799          75.3         2,374          70.8
      Eliminations of cost of sales and service ......         (191)        100.0          (451)        100.0
                                                           --------      --------      --------      --------
                Total cost of sales and service ......       20,946          80.7        28,328          78.3
Gross profit:
      INX product ....................................        2,225          11.8         3,593          13.6
      INX service ....................................          (15)         (1.2)          803          31.6
                                                           --------      --------      --------      --------
           Total INX gross profit ....................        2,210          11.0         4,396          15.2
    Stratasoft - Custom projects .....................        2,206          61.6         2,458          57.1
                                                           --------      --------      --------      --------
    Valerent product .................................           88          12.5            68           8.1
    Valerent service .................................          501          29.7           912          36.3
                                                           --------      --------      --------      --------
           Total Valerent gross profit ...............          589          24.7           980          29.2
                                                           --------      --------      --------      --------
                 Total gross profit ..................        5,005          19.3         7,834          21.7
Selling, general and administrative expenses:
    INX ..............................................        2,393          11.9         4,202          14.5
    Stratasoft .......................................        2,941          82.2         2,150          49.9
    Valerent .........................................        1,096          45.9           876          26.1
    Corporate ........................................          509           N/A           506           N/A
                                                           --------      --------      --------      --------
Total selling, general and administrative expenses ...        6,939          26.7         7,734          21.4
Operating income (loss):
    INX ..............................................         (183)         (0.9)          194           0.7
    Stratasoft .......................................         (735)        (20.5)          308           7.2
    Valerent .........................................         (507)        (21.2)          104           3.1
    Corporate ........................................         (509)          N/A          (506)          N/A
                                                           --------      --------      --------      --------
           Total operating income (loss) .............       (1,934)         (7.4)          100           0.3
Interest and other income, net .......................          106           0.4            (6)          0.0
                                                           --------      --------      --------      --------
Income (loss) from continuing operations before income
           taxes .....................................       (1,828)         (7.0)           94           0.3
Income tax benefit ...................................          (81)         (0.3)           (1)          0.0
                                                           --------      --------      --------      --------
Net income (loss) from continuing operations before
            minority interest.........................       (1,747)         (6.7)           95           0.3
Minority interest ....................................           --           0.0            (6)          0.0
Discontinued operations:
Gain on disposal, net of taxes .......................           16           0.0             2           0.0
                                                           --------      --------      --------      --------
Net income (loss) ....................................     $ (1,731)         (6.7)     $     91           0.3
                                                           ========      ========      ========      ========

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

         Our Stratasoft subsidiary has accepted customer notes receivable as part of its consideration for certain of its custom projects sales. At December 31, 2003 and June 30, 2004, Stratasoft had net notes receivable of $928,000 and $1.5 million, respectively. The following table shows the breakdown of the total notes receivable:

                                                                 DECEMBER 31      JUNE 30
                                                                    2003            2004
                                                                 --------------------------
                                                                   (DOLLARS IN THOUSANDS)
                                                                   -------        -------
            Current portion of notes receivable, gross .......     $ 1,049        $ 1,802
            Allowance for doubtful notes .....................        (373)          (549)
                                                                   -------        -------
            Current portion of notes receivable, net .........         676          1,253
                                                                   -------        -------
            Long term portion of notes receivable, gross .....         502            503
            Allowance for doubtful notes .....................        (250)          (250)
                                                                   -------        -------
            Long-term portion of notes receivable, net .......         252            253
                                                                   -------        -------
            Total notes receivable, net ......................     $   928        $ 1,506
                                                                   =======        =======

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

         Contractual Obligations

         The following table summarizes certain of our contractual cash obligations and related payments due as of June 30, 2004:

                                                            PAYMENTS DUE BY PERIOD
                                             ----------------------------------------------------
                                                            (DOLLARS IN THOUSANDS)
                                                       LESS THAN    1-3        4-5      MORE THAN
CONTRACTUAL OBLIGATIONS                      TOTAL      1 YEAR     YEARS      YEARS      5 YEARS
----------------------------------------     ------     ------     ------     ------    ---------
Lease obligations ......................     $2,704     $  386     $1,804     $  411     $  103
Textron, interest bearing debt .........         --         --         --         --         --
Other debt obligations .................        272         94        178         --         --
                                             ------     ------     ------     ------     ------
Total contractual cash obligations .....     $2,976     $  480     $1,982     $  411     $  103
                                             ======     ======     ======     ======     ======

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

ITEM 6. EXHIBITS AND REPORTS FORM 8-K

         (a) Exhibits

            Exhibit 31.0 Certificate of Incorporation, By laws and Warrant Agreement. (may be incorporated by reference)

            Exhibit 31.1 Certification of CEO and CFO pursuant to Rule 13a-14(a)

            Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of James H. Long

         (b) Reports on Form 8-K

            Filed June 2, 2004, regarding the exercise of the over-allotment option in connection with its recent public offering

            Filed May 17, 2004, regarding the pricing of units of equity offering and trading of units.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        I-Sector Corporation.

October 5, 2004                         By: /s/ JAMES H. LONG
                                           -------------------------------------
Date                                    James H. Long, Chief Executive Officer,
                                        Chief Financial Officer, and Chairman of
                                        the Board


                                        By: /s/ JEFFREY A. SYLVESTER
                                           -------------------------------------
                                        Jeffrey A. Sylvester, Secretary and
                                        Controller

                                 Exhibit Index

Exhibit
Number          Description
-------         -----------
 31.0           Certificate of Incorporation, By laws and Warrant Agreement.
                (may be incorporated by reference)

 31.1           Certification of CEO and CFO pursuant to Rule 13a-14(a)

 32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 of James H. Long