Form 10-Q
period 2004-09-30
I SECTOR CORP
filed 2004-11-15
CIK 1020017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 15, 2004, there were 5,150,554 shares of common stock, $.01 par value per share, outstanding.

                          Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements - I-Sector Corporation (Unaudited):

         Condensed Consolidated Balance Sheets at December 31, 2003 and September 30, 2004

         Condensed Consolidated Statements of Income for the three months ended September 30, 2003 and 2004

         Condensed Consolidated Statements of Income for the nine months ended September 30, 2003 and 2004

         Condensed Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2004

         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2004

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

                           Part II. Other Information

Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


         Signatures

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and par value amounts)

                                                                                                    December 31,    September 30,
                                                                                                        2003           2004
                                                                                                    ------------    -------------
                                                                                                                     (Unaudited)
                                                                  ASSETS
           Current Assets:
                Cash and cash equivalents ......................................................      $  2,172       $  4,424
                Accounts receivable -  trade, net of allowance of $612 and $1,342 ..............         9,757         27,014
                Accounts receivable - affiliates ...............................................            16             16
                Accounts receivable - other ....................................................            29             23
                Notes receivable, net of allowance of $373 and $346 ............................           676          1,580
                Inventory ......................................................................         1,038          1,420
                Cost and estimated earnings in excess of billings ..............................         1,452          1,693
                Other current assets ...........................................................           943            427
                                                                                                      --------       --------
                     Total current assets ......................................................        16,083         36,597
                                                                                                      --------       --------

           Property and equipment, net of accumulated depreciation of $1,887 and $2,269 ........         1,271          1,789
           Notes receivable, net of allowance of $250 and $250 .................................           252            330
           Patent license rights, net of accumulated amortization of $265 and $348 .............           849            767
           Other intangible assets, net of accumulated amortization of $335 and $548 ...........           435            455
           Deferred offering costs .............................................................           317             --
                                                                                                      --------       --------
                          Total Assets .........................................................      $ 19,207       $ 39,938
                                                                                                      ========       ========

                                                  LIABILITIES AND STOCKHOLDERS' EQUITY
           Current Liabilities:
                Notes payable and current portion of long-term debt ............................      $  1,784       $  6,210
                Accounts payable ...............................................................         6,524         12,175
                Billings in excess of cost and estimated earnings ..............................           262             78
                Accrued expenses ...............................................................         2,676          4,574
                Net liabilities related to discontinued operations .............................           557            642
                Deferred revenue ...............................................................           556          1,053
                                                                                                      --------       --------
                    Total current liabilities ..................................................        12,359         24,732
                                                                                                      --------       --------

           Long-term debt ......................................................................           229            157

           Minority interest ...................................................................            --            218

           Commitments and Contingencies

           Stockholders' Equity:
                Preferred stock, $.01 par value, 5,000,000 shares authorized,
                     no shares issued ..........................................................            --             --
               Common stock, $.01 par value, 15,000,000 shares authorized,
                    4,762,809 and 5,148,954 issued .............................................            48             51
               Additional paid in capital ......................................................        10,853         17,156
               Additional paid in capital - other ..............................................           337            162
               Treasury stock, at cost 811,800 and 0 shares ....................................        (1,373)            --
               Retained deficit ................................................................        (3,246)        (2,538)
                                                                                                      --------       --------
                    Total stockholders' equity .................................................         6,619         14,831
                                                                                                      --------       --------
                         Total Liabilities and Stockholders' Equity ............................      $ 19,207       $ 39,938
                                                                                                      ========       ========


            See notes to condensed consolidated financial statements

                     I-SECTOR CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                                         Three months ended September 30,
                                                                         --------------------------------
                                                                            2003                  2004
                                                                         ----------            ----------
Revenue:
       Products .................................................        $   16,302                27,255
       Services .................................................             2,264                 2,826
       Custom projects ..........................................             2,415                 2,531
                                                                         ----------            ----------
             Total revenue ......................................            20,981                32,612
                                                                         ----------            ----------

Cost of goods and services:
       Products .................................................            14,066                23,331
       Services .................................................             1,396                 1,849
       Custom projects ..........................................               728                 1,323
                                                                         ----------            ----------
             Total cost of goods and services ...................            16,190                26,503
                                                                         ----------            ----------
                 Gross profit ...................................             4,791                 6,109
Selling, general and administrative expenses ....................             4,621                 5,456
                                                                         ----------            ----------
Operating income ................................................               170                   653
Interest and other income (expense), net ........................               (11)                   17
                                                                         ----------            ----------
Income from continuing operations before income tax benefit .....               159                   670
Income tax expense (benefit) ....................................               (12)                    2
Net income from continuing operations before minority interest ..               171                   668
Minority interest ...............................................                --                   (50)
                                                                         ----------            ----------
Net income from continuing operations ...........................               171                   618
Gain on disposal of discontinued operations, net of taxes .......                23                    --
                                                                         ----------            ----------
Net income ......................................................        $      194            $      618
                                                                         ==========            ==========

Net income per share
Basic:
Net income from continuing operations before minority interest ..        $     0.04            $     0.13
Minority interest ...............................................                --                 (0.01)
Gain on disposal of discontinued operations, net of taxes .......              0.01                    --
                                                                         ----------            ----------
Net income per share ............................................        $     0.05            $     0.12
                                                                         ==========            ==========

Diluted:
Net income from continuing operations before minority interest ..        $     0.03            $     0.12
Minority interest ...............................................                --                 (0.01)
Gain on disposal of discontinued operations, net of taxes .......              0.01                    --
                                                                         ----------            ----------
Net income per share ............................................        $     0.04            $     0.11
                                                                         ==========            ==========

Shares used in computing net income per share:

Basic ...........................................................         3,703,206             5,148,837
                                                                         ----------            ----------
Diluted .........................................................         3,974,298             5,547,912
                                                                         ----------            ----------


            See notes to condensed consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                                              Nine months ended September 30,
                                                                              --------------------------------
                                                                                 2003                 2004
                                                                              ----------           ----------
Revenue:
       Products ........................................................      $   35,655           $   54,058
       Services ........................................................           5,282                7,879
       Custom projects .................................................           5,995                6,837
                                                                              ----------           ----------
       Total revenue ...................................................          46,932               68,774
                                                                              ----------           ----------

Cost of goods and services:
       Products ........................................................          31,181               46,472
       Services ........................................................           3,852                5,187
       Custom projects .................................................           2,104                3,171
                                                                              ----------           ----------
       Total cost of goods and services ................................          37,137               54,830
                                                                              ----------           ----------

                 Gross profit ..........................................           9,795               13,944

Selling, general and administrative expenses ...........................          11,556               13,191
                                                                              ----------           ----------

Operating income (loss) ................................................          (1,761)                 753
Interest and other income, net .........................................              93                   10
                                                                              ----------           ----------
Income (loss) from continuing operations before income tax benefit .....          (1,668)                 763
Income tax benefit .....................................................             (93)                  --
                                                                              ----------           ----------

Net income (loss) from continuing operations before minority interest ..          (1,575)                 763
Minority interest ......................................................              --                  (56)
                                                                              ----------           ----------
Net income (loss) from continuing operations ...........................          (1,575)                 707
Gain on disposal of discontinued operations, net of taxes ..............              39                    1
                                                                              ----------           ----------
Net income (loss) ......................................................      $   (1,536)          $      708
                                                                              ==========           ==========

Net income (loss) per share

Basic:
Net income (loss) from continuing operations before minority interest ..      $    (0.43)          $     0.16
Minority interest ......................................................              --                (0.01)
Gain on disposal of discontinued operations, net of taxes ..............            0.01                   --
                                                                              ----------           ----------
Net income (loss) per share ............................................      $    (0.42)          $     0.15
                                                                              ==========           ==========

Diluted:
Net income (loss) from continuing operations before minority interest ..      $    (0.43)          $     0.15
Minority interest ......................................................              --                (0.01)
Gain on disposal of discontinued operations, net of taxes ..............            0.01                   --
                                                                              ----------           ----------

Net income (loss) per share ............................................      $    (0.42)          $     0.14
                                                                              ==========           ==========

Shares used in computing net income (loss) per share:
Basic ..................................................................       3,643,346            4,572,124
                                                                              ----------           ----------
Diluted ................................................................       3,643,346            5,014,378
                                                                              ----------           ----------


            See notes to condensed consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      (In thousands, except share amounts)
                                   (Unaudited)

                                          $.01 par value                  Additional
                                           Common Stock       Additional   Paid-In
                                       --------------------    Paid-In    Capital -    Treasury     Retained
                                         Shares      Amount    Capital      Other       Stock       Deficit      Total
                                       ----------    ------   ----------  ----------  ----------   ---------    --------
Balance at December 31, 2003 .......   $4,762,809    $   48    $ 10,853    $  337      $ (1,373)   $ (3,246)   $  6,619

Revaluation of consultant options ..           --        --          --      (200)           --          --        (200)
Exercise of common stock options ...       47,945        --          61        25            --          --          86
Proceeds from offering of Units,
net of offering costs of $1,145 ....    1,150,000        11       7,536        --            --          --       7,547
Issuance of INX common stock
net of minority interest ...........           --        --          71        --            --          --          71
Retirement of treasury stock .......     (811,800)       (8)     (1,365)       --         1,373          --          --
Net income .........................           --        --          --        --            --         708         708
                                       ----------    ------    --------    ------      --------    --------    --------
Balance at September 30, 2004 ......    5,148,954    $   51    $ 17,156    $  162      $     --    $ (2,538)   $ 14,831
                                       ==========    ======    ========    ======      ========    ========    ========


            See notes to condensed consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                Nine months ended September 30,
                                                                                --------------------------------
                                                                                  2003                    2004
                                                                                --------                --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss) ....................................................    $ (1,536)               $    708
      Adjustments to reconcile net income (loss) to net cash
               provided by (used in) operating activities:
            Minority interest ..............................................          --                      56
            Net gain (loss) from discontinued operations ...................         (39)                      2
            Tax expense from discontinued operations .......................         (20)                     (1)
            Depreciation and amortization ..................................         548                     667
            (Gain) loss on retirement of assets ............................        (157)                     24
            Bad debt expense ...............................................       1,051                     164
       Changes in assets and liabilities that provided (used) cash:
             Accounts receivable, net ......................................      (4,821)                (17,468)
             Accounts receivable, affiliates and other .....................          88                       6
             Inventory .....................................................        (661)                   (382)
             Income tax receivable .........................................         488                      --
             Notes receivable ..............................................        (575)                   (934)
             Other current assets ..........................................         (38)                    480
             Accounts payable ..............................................       4,404                   5,651
             Cost and estimated earnings in excess of billings .............        (661)                   (241)
             Billings in excess of cost and estimated earnings .............          30                    (184)
             Other assets ..................................................          --                      --
             Accrued expenses ..............................................       1,354                   2,054
             Deferred revenue ..............................................          76                     497
                                                                                --------                --------
                   Net cash used in continuing operations ..................        (469)                 (8,901)
         Net operating activities from discontinued operations .............        (231)                     85
                                                                                --------                --------
                   Net cash used in operating activities ...................        (700)                 (8,816)
                                                                                --------                --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds of sale of fixed assets .....................................          80                      --
      Acquisition of Digital Precision, Inc (inclusive
             of acquisition costs) .........................................        (566)                     --
      Capital expenditures .................................................        (323)                   (912)
                                                                                --------                --------
                   Net cash used in investing activities ...................        (809)                   (912)
                                                                                --------                --------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Exercise of stock options ...........................................          95                      86
       Proceeds from Unit offering,net .....................................          --                   7,547
       Proceeds from borrowings of interest bearing debt ...................          --                   7,319
       Payments of short and long -term debt ...............................        (123)                 (2,972)
                                                                                --------                --------
                   Net cash provided by (used in) in financing activities...         (28)                 11,980
                                                                                --------                --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................      (1,537)                  2,252
CASH AND CASH EQUIVALENTS AT BEGINNING OF  PERIOD ..........................       3,491                   2,172
                                                                                --------                --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................    $  1,954                $  4,424
                                                                                ========                ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Cash paid for interest ............................................    $      -                $     55

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
         Revaluation of options granted to consultants .....................    $     78                $   (200)
         Other receivable for proceeds of sale of fixed assets .............          30                      --
         Recognition of additional purchase price on Digital Precision
             acquisition Through issuance of INX common stock ..............          --                     234


            See notes to condensed consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      I-Sector Corporation and subsidiaries ("I-Sector" or the "Company") is engaged in selling and supporting IP telephony solutions as well as related network infrastructure, their computer-telephony software, and performing remote-enabled managed services for the information and communication technology used by their customers:

            o Internetwork Experts, Inc. ("INX") is a network professional services and integration organization focused on delivering comprehensive Cisco-centric IP telephony solutions to clients ranging from mid-size to large enterprises along with other communications solutions. IP communications solutions include design and implementation, ongoing support and applications enablement. Supporting practice areas include network architecture, security, and wireless. To provide these services, INX employs highly trained IP communications consultants and network engineering staff who are trained and experienced in both large, complex network infrastructure technology and IP communications technology.

            o Stratasoft, Inc. ("Stratasoft") creates and markets software related to the integration of computer and telephone technologies. This software is used by professional contact centers and other complex, high-volume telephony environments and is marketed under the trade name "Stratasoft." Stratasoft intends to use its computer telephony software development expertise to create and market new software products that enhance Cisco-centric IP telephony solutions.

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

      The condensed consolidated financial statements presented herein as of and for the three-month and nine-month periods ended September 30, 2003 and 2004 are unaudited; however, all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods covered have been made and are of a normal, recurring nature. The results of the interim periods are not necessarily indicative of results for the full year. The consolidated balance sheet as of December 31, 2003 is derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Although management believes the disclosures are adequate, certain information and disclosures normally included in the notes to the financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in I-Sector's 2003 annual report on Form 10-K.

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

      Services Revenue. All of I-Sector's operating segments earn revenue from providing stand-alone services revenue. This revenue consists of billings for engineering and technician time, programming services, which are provided on either an hourly basis or a flat-fee basis, support contracts and the service component of maintenance and repair service ticket transactions. These services are contracted for separately from any product sale, and are generally completed in less than three months. Service revenues are recognized when the service is performed and when collection is reasonably assured. Two of I-Sector's segments sometimes earn agency fee revenue from various sources, the primary source of which is referring customers to other organizations for which an agency fee is received. This revenue is recognized at the earlier of when payment is received or when notification of amounts due is received from the entity paying such agency fee and collectibility is reasonably assured.

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

      Custom Project Revenue. One of I-Sector's segments, Stratasoft, earns revenue from projects that are recognized using the percentage of completion method of accounting for such revenue. The majority of Stratasoft's revenue consists of system sales in which it bundles its proprietary software, along with third-party hardware products and material related software customization services, installation, training services, warranty services and incidental post contract support ("PCS") together under a single contract with the customer. PCS is insignificant on such contracts for one year or less, and therefore, we have determined that the value of such PCS should not be unbundled from the project revenue as set forth in paragraph 59 of SOP 97-2. Accordingly, such PCS revenue is recognized together with the project revenue, and the estimated cost to provide the PCS is accrued. The value of the PCS is determinable within the contract, which defines the period that the PCS is granted and offers renewals at stated amounts, thereby defining the value of the PCS. The software customization, together with the hardware customization and integration, represent a significant modification, customization and/or production of the product and, therefore, the entire arrangement is required to be accounted for using the percentage of completion method of accounting pursuant to SOP 81-1. The percentage of revenue recognized in any particular period is determined principally on the basis of the relationship of the cost of work performed on the contract to estimated total costs. The percentage-of-completion method relies on estimates of total expected contract revenue and costs. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Revisions of estimates are reflected in the period in which the facts necessitating the revisions become known. When a contract indicates a loss, a provision is made for the total anticipated loss. The following reflects the amounts relating to uncompleted contracts at:

                                                                         December 31,   September 30,
                                                                             2003           2004
                                                                         ------------   -------------
                Costs incurred on uncompleted contracts .............      $  1,019       $  1,611
                Estimated earnings ..................................         3,117          4,518
                                                                           --------       --------
                                                                              4,136          6,129
                Less: Billings to date ..............................        (2,946)        (4,514)
                                                                           --------       --------
                Total                                                      $  1,190       $  1,615
                                                                           ========       ========

                Included in accompanying balance sheets under
                       the following captions:
                Cost and estimated earnings in excess of billings ...      $  1,452       $  1,693
                Billings in excess of cost and estimated earnings ...          (262)           (78)
                                                                           --------       --------
                Total ...............................................      $  1,190       $  1,615
                                                                           ========       ========

      During the nine months ending September 30, 2004, Stratasoft deferred $685 of revenue for software products sold on notes that are not initially due within twelve months and revenue to resellers of $45. Also during the second quarter of 2004, the company reversed deferred revenue of $398 due to cancellation of a reseller transaction that was originally deferred in full at December 31, 2003. Revenue from resellers and notes in excess of twelve months is recognized in the accounting periods that payments from the customer are received.

      VENDOR INCENTIVES - From time to time, the Company participates in programs provided by suppliers that enable it to earn incentives. These incentives are generally earned based upon sales volume, sales growth and customer satisfaction levels. The amounts earned under these programs are recorded as a reduction of cost of goods when earned and determinable. The amount of vendor incentives recognized can vary significantly between quarterly and annual periods. The Company believes it generally understands the related incentive programs and factors in anticipated rebates as it bids for work with customers. During the three-month period ended September 30, 2004, the Company recognized $1,613 in vendor incentives. During the nine-month period ended September 30, 2004, the Company recognized $2,235 in vendor incentives. Vendor incentives of $622 related to the six-month measurement period ended January 31, 2004, and vendor incentives of $1,613 related to the seven-month measurement period ended September 1, 2004.

      WARRANTY RESERVE - I-Sector records a warranty reserve related to certain software products sold by its Stratasoft subsidiary. That reserve is classified in accrued expenses and is amortized over the life of the warranty, which is generally twelve months, against actual warranty expenditures. This warranty reserve relates to the estimate of warranty obligations from sales of Stratasoft's call center telephony systems, which consist of Stratasoft's software, configured hardware components as well as telephone support relating to Stratasoft's software products. Stratasoft incurs numerous types of costs related to the warranty work, which includes labor cost of technicians and programmers, hardware cost, the cost of developing and uploading software patches related to "bug fixes," telephone support, and hardware parts cost related to defective hardware sold as a part of a complete Stratasoft system. The majority of these costs are individually insignificant amounts for which the cost/benefit relationship does not warrant tracking, but which we periodically assess and continue to estimate at approximately five percent of Stratasoft sales. As the actual costs are not tracked, Stratasoft amortizes the recorded amounts to cost of goods over the average life of the contractual warranty period as costs are believed to be incurred ratably over the warranty period. The difference between the actual warranty costs incurred and the amount of amortization is not considered to be materially different. The following table depicts the activity in the warranty reserve:

                                                        Nine Months
                                                           Ended
                                                       September 30,
                                                       -------------
                                                            2004
                                                       -------------

                 Balance, beginning of the period....    $      302
                 Additions to reserve................           384
                 Expenses offset against reserve.....          (314)
                                                         ----------
                 Balance, end of period..............    $      372
                                                         ==========

      STOCK-BASED COMPENSATION - The Company has elected to account for stock-based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Bulletin ("APB") No. 25 "Accounting for Stock Issued to Employees." Under this method no compensation expense is recognized when the number of shares granted is known and the exercise price of the stock option is equal to or greater than the fair value of the common stock on the grant date. The Company has recorded no stock-based compensation associated with stock options granted to employees and directors in its consolidated statement of operations. I-Sector and its subsidiaries apply the fair value method as prescribed by SFAS No. 123, as interpreted and amended, for stock and stock options issued to non-employees and during the three and nine month periods ended September 30, 2004, recorded a $10 expense and a $29 benefit, respectively. If compensation cost for all option issuances had been determined consistent with the fair value method, I-Sector's per share profitability would have changed to the pro-forma amounts indicated below for the three and nine month periods ended September 30, 2003 and 2004.

                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,             September 30,
                                                                    --------------------      ---------------------
                                                                      2003         2004         2003          2004
                                                                    -------      -------      -------       -------
Basic:
Net income (loss) as reported ...................................   $   194      $   618      $(1,536)      $   708
Deduct:
Total stock-based employee compensation determined under
       fair value based method for all awards, net of
       related tax effects ......................................         5           22           29            67
                                                                    -------      -------      -------       -------
Pro forma net income (loss) .....................................   $   189      $   596      $(1,565)      $   641
                                                                    =======      =======      =======       =======

Diluted:
Net income (loss) as reported ...................................   $   194      $   618      $(1,536)      $   708
Deduct:
Adjustment for subsidiary dilution ..............................        44           41           --            32
Total stock-based employee compensation determined under
       fair value based method for all awards, net of
       related tax effects ......................................         5           22           29            67
                                                                    -------      -------      -------       -------
Pro forma net income (loss) .....................................   $   145      $   555      $(1,565)      $   609
                                                                    =======      =======      =======       =======

Earnings per share:
Basic - as reported .............................................   $  0.05      $  0.12      $ (0.42)      $  0.15
Basic - pro forma ...............................................   $  0.05      $  0.12      $ (0.43)      $  0.14

Diluted - as reported ...........................................   $  0.04      $  0.11      $ (0.42)      $  0.14
Diluted - pro forma .............................................   $  0.04      $  0.10      $ (0.43)      $  0.12

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

2.    DISCONTINUED OPERATIONS

      On November 6, 2001, I-Sector approved a plan to sell or close its IT Staffing business. A sale was finalized on December 31, 2001. Under the terms of the sale I-Sector received a note receivable for $52. The note receivable bore interest at 5% per annum and was collectible in installments based on the total monthly revenue of the buyer over 24 months beginning in March, 2002. In 1999, I-Sector decided to sell both its computer products reselling business and its PBX telephone systems dealer business. During the three and nine months specified below, I-Sector recognized a gain (loss) on disposal, net of income tax provision, of these three businesses as follows:

                                                                   Three Months Ended        Nine Months Ended
                                                                     September 30,             September 30,
                                                                  -------------------       -------------------
                                                                   2003         2004         2003         2004
                                                                  ------       ------       ------       ------
IT Staffing, Inc. (net of taxes of $- and $-, respectively
for three months ended) and ($14 and $ -, respectively for
nine months ended) ...........................................    $   --       $   --       $   26       $   --
Computer Products Division (net of taxes of $(20) and $-,
respectively for three months ended) and ($(27) and $2,
respectively for nine months ended) ..........................       (39)          --          (53)           2
Telecom Division (net of taxes and taxes of $31 and $-,
respectively for three months ended) and ($33 and $(1),
respectively for nine months ended) ..........................        62           --           66           (1)
                                                                  ------       ------       ------       ------
Gain on disposal of discontinued operations, net of taxes ....    $   23       $   --       $   39       $    1
                                                                  ======       ======       ======       ======

      The balance sheet caption "Net liabilities related to discontinued operations" contains $557 and $642 at December 31, 2003 and September 30, 2004, respectively, of estimated future expenses related to the winding up of the Telecom Division and the Computer Products Division, and includes amounts related to settlement of pending litigation and to Telecom warranties. An additional $85 relating to the rebate repayment claims from a former vendor was reclassified from accrued liabilities to net liabilities related to discontinued operations during the nine month period ended September 30, 2004.

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

      For the quarter ended September 30, 2004:

                                         INX    Stratasoft   Valerent  Corporate  Eliminations  Consolidated
                                      --------  ----------   --------  ---------  ------------  ------------
Revenue:
       Products ...................   $ 27,179   $     --    $    288   $     --    $   (212)     $ 27,255
       Services ...................      1,516         --       1,310         --          --         2,826
       Custom projects ............         --      2,531          --         --          --         2,531
                                      --------   --------    --------   --------    --------      --------
Total revenue .....................     28,695      2,531       1,598         --        (212)       32,612
                                      --------   --------    --------   --------    --------      --------

Cost of goods and
    Services:
       Products ...................     23,251         --         292         --        (212)       23,331
       Services ...................      1,099         --         750         --          --         1,849
       Custom projects ............         --      1,323          --         --          --         1,323
                                      --------   --------    --------   --------    --------      --------
      Cost of goods and services ..     24,350      1,323       1,042         --        (212)       26,503
                                      --------   --------    --------   --------    --------      --------
Gross profit ......................      4,345      1,208         556         --          --         6,109

Selling, general and
administrative expenses ...........      3,332      1,419         522        183          --         5,456
                                      --------   --------    --------   --------    --------      --------
Operating income (loss) ...........   $  1,013   $   (211)   $     34   $   (183)   $     --           653
                                      --------   --------    --------   --------    --------      --------
Interest and other income, net...............................................................           17
                                                                                                  --------
Income from continuing operations before income taxes........................................          670
Income tax expense...........................................................................            2
                                                                                                  --------
Net income from continuing operations before minority interest...............................          668
Minority interest............................................................................          (50)
Gain on disposal of discontinued operations, net of taxes....................................            -
                                                                                                  --------
Net income ..................................................................................     $    618
                                                                                                  ========

Selected Balance Sheet Information:
Trade accounts
      Receivable, net .............   $ 24,773   $  1,186    $    966   $     89    $     --      $ 27,014
                                      --------   --------    --------   --------    --------      ========
Inventory .........................   $    668   $    691    $     61   $     --    $     --      $  1,420
                                      --------   --------    --------   --------    --------      --------

      For the quarter ended September 30, 2003:

                                           INX     Stratasoft    Valerent    Corporate   Eliminations   Consolidated
                                        --------   ----------    --------    ---------   ------------   ------------
Revenue:
       Products ...................     $ 15,954    $     --     $    515     $     --     $   (167)       $ 16,302
       Services ...................        1,392          --          877           --           (5)          2,264
       Custom projects ............           --       2,415           --           --           --           2,415
                                        --------    --------     --------     --------     --------        --------
Total revenue .....................       17,346       2,415        1,392           --         (172)         20,981
                                        --------    --------     --------     --------     --------        --------

Cost of goods and
    Services:
       Products ...................       13,758          --          474           --         (166)         14,066
       Services ...................          795          --          606           --           (5)          1,396
       Custom projects ............           --         728           --           --           --             728
                                        --------    --------     --------     --------     --------        --------
      Cost of goods and services ..       14,553         728        1,080           --         (171)         16,190
                                        --------    --------     --------     --------     --------        --------
Gross profit ......................        2,793       1,687          312           --           (1)          4,791
Selling, general and
administrative expenses ...........        2,126       1,754          455          287           (1)          4,621
                                        --------    --------     --------     --------     --------        --------
Operating income (loss) ...........     $    667    $    (67)    $   (143)    $   (287)    $     --             170
                                        --------    --------     --------     --------     --------
Interest and other income, net.....................................................................             (11)
                                                                                                           --------
Income from continuing operations before income taxes..............................................             159
Income tax benefit.................................................................................             (12)
                                                                                                           --------
Net income from continuing operations..............................................................             171
Gain on disposal of discontinued operations, net of taxes..........................................              23
                                                                                                           --------
Net income.........................................................................................        $    194
                                                                                                           ========
Selected Balance Sheet Information:
Trade accounts
      receivable, net .............     $  9,281    $    795     $    710     $     --     $     --        $ 10,786
                                        --------    --------     --------     --------     --------        --------
Accounts receivable retained from discontinued operations, net.....................................             165
                                                                                                           --------
Total accounts receivable, net.....................................................................        $ 10,951
                                                                                                           ========

Inventory .........................     $    812    $    702     $     29           --     $     --        $  1,543
                                        --------    --------     --------     --------     --------        --------

      For the nine months ended September 30, 2004:

                                          INX       Stratasoft      Valerent    Corporate     Eliminations  Consolidated
                                        --------    ----------      --------    ---------     ------------  ------------
Revenue:
       Products ...................     $ 53,594      $     --      $  1,127      $     --      $   (663)     $ 54,058
       Services ...................        4,054            --         3,825            --            --         7,879
       Custom projects ............           --         6,837            --            --            --         6,837
                                        --------      --------      --------      --------      --------      --------
Total revenue .....................       57,648         6,837         4,952            --          (663)       68,774
                                        --------      --------      --------      --------      --------      --------
Cost of goods and
    Services:
       Products ...................       46,073            --         1,062            --          (663)       46,472
       Services ...................        2,833            --         2,354            --            --         5,187
       Custom projects ............           --         3,171            --            --            --         3,171
                                        --------      --------      --------      --------      --------      --------
       Cost of goods and
         services .................       48,906         3,171         3,416            --          (663)       54,830
                                        --------      --------      --------      --------      --------      --------
Gross profit ......................        8,742         3,666         1,536            --            --        13,944

Selling, general and
administrative expenses ...........        7,534         3,570         1,398           689            --        13,191
                                        --------      --------      --------      --------      --------      --------
Operating income (loss) ...........     $  1,208      $     96      $    138      $   (689)     $     --           753
                                        --------      --------      --------      --------      --------
Interest and other income, net..........................................................................            10
                                                                                                              --------
Income from continuing operations before income taxes...................................................           763
Income tax benefit......................................................................................             -
                                                                                                              --------
Net income from continuing operations before minority interest..........................................           763
Minority interest.......................................................................................           (56)
Gain on disposal of discontinued operations, net of taxes...............................................             1
                                                                                                              --------
Net income .............................................................................................      $    708
                                                                                                              ========


         For the nine months ended September 30, 2003:

                                          INX       Stratasoft      Valerent    Corporate     Eliminations  Consolidated
                                        --------    ----------      --------    ---------     ------------  ------------
Revenue:
       Products ...................     $ 34,795      $     --      $  1,219      $     --      $   (359)     $ 35,655
       Services ...................        2,725            --         2,562            --            (5)        5,282
       Custom projects ............           --         5,995            --            --            --         5,995
                                        --------      --------      --------      --------      --------      --------
Total revenue .....................       37,520         5,995         3,781            --          (364)       46,932
                                        --------      --------      --------      --------      --------      --------
Cost of goods and
    Services:
       Products ...................       30,448            --         1,090            --          (357)       31,181
       Services ...................        2,068            --         1,789            --            (5)        3,852
       Custom projects ............           --         2,104            --            --            --         2,104
                                        --------      --------      --------      --------      --------      --------
       Cost of goods and
         services .................       32,516         2,104         2,879            --          (362)       37,137
                                        --------      --------      --------      --------      --------      --------
Gross profit ......................        5,004         3,891           902            --            (2)        9,795

Selling, general and
administrative expenses ...........        4,518         4,694         1,551           795            (2)       11,556
                                        --------      --------      --------      --------      --------      --------
Operating income (loss) ...........     $    486      $   (803)     $   (649)     $   (795)     $     --        (1,761)
                                        --------      --------      --------      --------      --------

Interest and other income, net..........................................................................            93
                                                                                                              --------
Loss from continuing operations before income taxes.....................................................        (1,668)
Income tax benefit......................................................................................           (93)
                                                                                                              --------
Net loss from continuing operations.....................................................................        (1,575)
Gain on disposal of discontinued operations, net of taxes...............................................            39
                                                                                                              --------
Net loss................................................................................................      $ (1,536)
                                                                                                              ========


         International sales accounted for $163, less than 1.0%, and $681 or 3.2% of consolidated revenues and 6.4% and 28.2% of the Stratasoft segment revenues in the three months ended September 30, 2004 and 2003, respectively. In the nine months ended September 30, 2004 and 2003, international sales accounted for $1,382 or 2.0% and $2,627 or 5.6% of consolidated revenues and 20.2% and 43.8% of the Stratasoft segment sales, respectively. International sales are derived primarily from Canada, the United Kingdom, Germany, Greece, India, Egypt, The Philippines, Caribbean and Japan.

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

         For the nine months ended September 30, 2003, I-Sector's potentially dilutive options of 201,473 were not used in the calculation of diluted earnings since the effect of potentially dilutive securities in computing a loss per share is antidilutive.

         The potentially dilutive options of the Company's wholly-owned subsidiary, INX, (see Note 9) did not impact the calculation of I-Sector's earnings per share for the six months ended September 30, 2003 since the effect would have been antidilutive for the quarters ended September 30, 2003 and 2004. Net income from continuing operations for purposes of computing the income per share decreased $44 and $41, respectively, for the quarters ended September 30, 2003 and 2004 and $32 for the nine months ended September 30, 2004 for the assumed exercise of INX options under the treasury method.

                                                     Three Months Ended September 30,        Nine Months Ended September 30,
                                                     --------------------------------        -------------------------------
                                                         2003                2004                2003                2004
                                                     -----------         -----------         -----------         -----------
Numerator for basic earnings per share:
Net income (loss) from continuing operations
before minority interest .......................     $       171         $       668         $    (1,575)        $       763
Minority interest ..............................              --                 (50)                 --                 (56)
Gain (loss) on disposal of discontinued
operations, net of taxes .......................              23                  --                  39                   1
                                                     -----------         -----------         -----------         -----------
Net income (loss) ..............................     $       194         $       618         $    (1,536)        $       708
                                                     ===========         ===========         ===========         ===========

Numerator for diluted earnings per share:
Net income (loss) from continuing operations ...     $       171         $       668         $    (1,575)        $       763
Minority interest ..............................              --                 (50)                 --                 (56)
INX income attributable to potential minority
interest net income (loss) from continuing
operations used in computing loss per share ....             (44)                (41)                 --                 (32)
Gain on disposal of discontinued
operations, net of taxes .......................              23                  --                  39                   1
                                                     -----------         -----------         -----------         -----------
Net income (loss) ..............................     $       150         $       577         $    (1,536)        $       676
                                                     ===========         ===========         ===========         ===========


Denominator for basic earnings per
share - weighted-average shares
outstanding ....................................       3,703,206           5,148,837           3,643,346           4,572,124
Effect of dilutive securities:
Shares issuable from assumed conversion of
Common stock options and restricted stock ......         271,092             399,075                  --             442,254
                                                     -----------         -----------         -----------         -----------
Denominator for diluted earnings per
share - weighted-average shares outstanding ....       3,974,298           5,547,912           3,643,346           5,014,378
                                                     ===========         ===========         ===========         ===========

5.       DEBT

         On September 27, 2001, Stratasoft signed a note payable to a third party for $725, payable in monthly installments through February 2007. The note does not bear interest and I-Sector has imputed interest at 5.5% to record the debt and related patent license asset and has recorded interest expense of $4 and $2 in the three month periods and $13 and $9 in the nine month periods ended September 30, 2003 and 2004, respectively. This note is collateralized by Stratasoft's patent license assets and Stratasoft has granted a security interest in its pending patent application and the next two patent applications filed by Stratasoft. In connection with this note payable, I-Sector has short-term debt maturing within one year of $68 and $77 at December 31, 2003 and September 30, 2004, respectively; and long-term debt of $184 and $132 at December 31, 2003 and September 30, 2004, respectively.

         In October 2001, I-Sector signed a non-interest bearing note payable for $39 payable in monthly installments through October 2004. In connection with this note payable, I-Sector has short-term debt maturing within one year of $10 and $1 at December 31, 2003 and September 30, 2004, respectively.

         In December 2003, I-Sector signed a 36-month non-cancelable capital lease for the purchase of equipment. I-Sector imputed interest at 10% to record the debt on which I-Sector has recorded $0 interest expense for the three month period ending September 30, 2004. In connection with this capital lease, I-Sector has recorded short-term debt maturing within one year of $18 and $17 at December 31, 2003 and September 30, 2004, respectively; and long-term debt of $45 and $25 at December 31, 2003 and September 30, 2004, respectively.

         I Sector and Textron revised the Floorplan Loan agreement on September 30, 2004 to increase the floorplan line of credit to $25,000. Under the revised agreement the aggregate outstanding principal amount of all Floorplan Loans shall not, at any time, exceed the sum of (a) 80% of the aggregate net invoice prices of all Eligible Receivable plus (b) (i) for so long as the Borrower is discharging its undertakings in respect of the Master Dallas Independent School District Contract (DISD) or any DISD Receivable is owing to it, 90% of the invoice price of (1) all Floorplanned Inventory and (2) all DISD Inventory that is Eligible Inventory, provided that the sum of the amounts in clauses (1) and
(2) above shall be limited to the lesser of $9,000 or 35% of the net invoice prices of all outstanding Eligible Receivables and (ii) after the Borrower has discharged its undertakings in respect of the Master DISD Contract and all DISD Receivables owing to it have been paid, the least of (1) 90% of the invoice price of all Floorplanned Inventory, (2) 30% of the net invoice prices of all outstanding Eligible Receivables and (3) $6,000. Borrower shall, within two (2) Business Days of the aggregate outstanding principal amount of the Floorplan Loans exceeding at any time the aforesaid sum, prepay the Floorplan Loans in an aggregate principal amount sufficient so that this covenant shall not be violated. Inventory floor plan borrowings are reflected in accounts payable in the accompanying consolidated balance sheets, except for $1,688 and $6,115 that is interest bearing and is reflected in short term debt in the accompanying consolidated balance sheets at December 31, 2003 and September 30, 2004, respectively. Borrowings accrue interest at the prime rate (4.75% at September 30, 2004) plus 2.5% on outstanding balances that extend beyond the vendor approved free interest period. This agreement is collateralized by substantially all of I-Sector's assets except its patent license assets. The loan agreement contains restrictive covenants measured at each quarter end and requires I-Sector to maintain minimum tangible capital funds; maintain indebtedness to tangible capital funds ratio; minimum working capital; minimum cash on hand; minimum current ratio; and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). The agreement requires that I-Sector enter into a Memorandum of Understanding (MOU) by November 15, 2004 with Micro System Enterprise, Inc. (MSE) and Textron among other members of the DISD consortium regarding the payment procedures under the Master DISD Contract when such agreement has been finalized among such parties. At September 30, 2004, I-Sector was in compliance with those loan covenants effective at that date and anticipates that it will be able to comply with its loan covenants for the next twelve months. In the event I-Sector does not maintain compliance, it would be required to seek waivers from Textron and Silicon Valley Bank (a participating partner with Textron) for those events, which, if not obtained, could accelerate repayment and require I-Sector to seek other sources of finance. At September 30, 2004, I-Sector had $16,008 outstanding on inventory floor plan finance borrowings, and the remaining credit availability was $8,287, subject to borrowing limitations as described above.

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

         From time to time, I-Sector makes short-term loans and travel advances to its non-executive employees. The balance of approximately $16 and $16 relating to these loans and advances is included in the Company's consolidated balance sheets and reported as part of accounts receivable - other at December 31, 2003 and September 30, 2004, respectively.

8.       INTANGIBLE ASSETS

         On April 7, 2003, I-Sector's subsidiary, INX, acquired certain assets and liabilities of one of its competitors, Digital Precision, Inc. ("Digital Precision"). Under the terms of the purchase, INX acquired fixed assets valued at $63, inventory valued at $101 and intellectual property, customer lists, trademarks, trade names and service marks, contract rights and other intangibles of Digital Precision valued at $376, as well as assumed certain operating leases of equipment and office space in Austin, Texas and Dallas, Texas with a net future obligation of $548. The office space in Dallas, TX was subleased with future rentals of $234. The intangibles are subject to amortization and have a three year expected life. The purchase price was $540 in cash and, contingent upon the retention of certain key employees, the obligation to issue 1,800,000 shares of INX common stock in April 2004. The contingency was resolved in April 2004, and I-Sector recognized a minority interest related to the issuance of INX's common stock (see Note 11) resulting in additional paid-in capital net of intangible assets of $71. The results of operations of Digital Precision subsequent to April 7, 2003 are included in I-Sector's consolidated statements of operations.

9.       STOCK OPTION PLANS

         The company has three stock-based incentive plans, the 1996 Incentive Stock Plan, the 1996 Non-Employee Director Stock Option Plan and the Incentive Plan. Under the Incentive Plan, all I-Sector employees, including officers, consultants and non-employees directors are eligible to participate.

         INX is the only I-Sector subsidiary with an incentive stock option plan in place. All other subsidiary plans except for INX were terminated in December 2003. The INX plan has not been presented to the stockholders of I-Sector for approval. INX has granted incentive awards under its incentive plan, and such awards have been granted to certain employees and to management of INX. Under INX's plan such options typically vest ratably over three to five years. In December 2003, the Company amended option agreements with INX's two most senior executives to convert to a fixed 5-year vesting schedule from a vesting schedule that was determined based on the percentage of attainment of predefined financial goals by INX. No stock-based compensation was recorded as the exercise price equaled or exceeded management's estimated fair value of the INX common stock. Any unvested INX stock options may vest immediately upon the occurrence of a liquidity event for that subsidiary. Of the options, 5,434,000 contain an exercise restriction which allows only vested options to be exercised upon the occurrence of a liquidity event or one month prior to the option's expiration date. The INX options expire ten years after the grant date if they are not exercised. The INX stock option grants are subject to dilution when I-Sector purchases additional shares of the subsidiary stock in order to keep the subsidiary sufficiently capitalized. INX has 8,261,038 options granted and outstanding, of which 4,145,766 are vested and 1,364,598 are exercisable at September 30, 2004. The outstanding options have exercise prices ranging from $0.01 to $0.25 per share with a weighted average of $0.17 per share. There are no shares in INX's plan available to be issued at September 30, 2004, and INX's plan has been amended, effective December 31, 2003, so that no further options may be granted under the plan. The tables below reflect the ownership of INX at September 30, 2004 and summarize the potential dilutive effect on I-Sector's ownership in INX if all options granted at September 30, 2004 were fully vested and option grants were exercised, and include the effects of the issuance of stock in April 2004 relating to INX's acquisition of certain assets and liabilities of Digital Precision, Inc. The table does not assume any repurchase of shares with proceeds from option exercises.

                                                                                   Percent of
                                                             INX Common Stock        Total
                                                             ----------------      ----------
Ownership of INX shares at September 30, 2004:
     Common Stock owned by I-Sector .......................     21,834,333              92.4%
     Common Stock owned by others .........................      1,800,000               7.6%
                                                                ----------         ---------
     Total Common Stock Outstanding .......................     23,634,333             100.0%
                                                                ==========         =========

Potential Future I-Sector Dilution of Ownership:
    Common Stock owned by I-Sector at September 30, 2004 ..     21,834,333              68.5%
    Common Stock owned by others at September 30,2004 .....      1,800,000               5.6%
    Options granted and outstanding at September 30,
    2004 (1)(2)(3)(4) .....................................      8,261,038              25.9%
                                                                ----------         ---------
    Total at September 30, 2004 ...........................     31,895,371             100.0%
                                                                ==========         =========


(1) Options granted and outstanding at September 30, 2004 include option grants for 4,100,000 shares of INX common stock granted to the two senior executives of INX and vesting of these option grants was performance-based relating to the percentage of predefined financial goals attained by INX while these two senior executives remain employed. In December 2003, these option agreements were amended to convert to a fixed 5-year vesting schedule.

(2) Included in the option grants outstanding at September 30, 2004 are grants for 1,881,692 shares of INX common stock granted to key employees related to the acquisition Digital Precision, Inc. Grants for 500,000 of these shares vested April 2003. The balance of the grants for 1,381,692 shares, which were granted in November 2003, vest over three years, starting in April 2004

(3) During the quarter ended December 31, 2003, INX granted fully vested options to purchase 1,200,000 shares of INX common stock to the CEO and Chairman of the Board of I-Sector Corporation. Such option grant was voluntarily canceled by the CEO and Chairman of the Board of I-Sector Corporation in February, 2004 in connection with the issuance of a warrant for 1.2 million shares to I-Sector on similar terms. During the year ended December 31, 2003, INX granted fully vested options to purchase 300,000 shares to the President and CEO of INX. In addition, INX granted options vesting over three years to various other employees during the year ended December 31, 2003.

(4) The remainder of the shares included in INX option grants outstanding at September 30, 2004 vest over either three or five years based upon continued employment by INX of the individuals to whom such grants have been made. All options granted by INX expire in ten years if unexercised.

10.      WARRANTS

         On May 7, 2004 I-Sector issued warrants to the underwriters to purchase up to 50,000 units at an exercise price equal to $19.92 per unit. These warrants are exercisable during the four-year period beginning May 7, 2005 which is one year from the date of the prospectus. Pursuant to NASD Rule 2710(g), these warrants cannot be sold, transferred, assigned, pledged or hypothecated by any person for a period of one year following the effective date of the offering, except to any NASD member participating in the offering, to bona fide officers, by operation of law or if we are reorganized, so long as the securities so transferred remain subject to the same transfer restriction for the remainder of the one-year period. The holder of the representative's warrant will have, in that capacity, no voting, dividend or other stockholder rights.

11.      MINORITY INTEREST

         During April 2004, INX ceased to be a wholly-owned subsidiary as the result of the issuance of INX common stock to the former owners of Digital Precision, which INX acquired in April 2003. In connection with that acquisition, INX agreed to issue to the seller 1.8 million shares of INX common stock as additional purchase consideration for their business if certain employees remain employed through April 4, 2004, the first anniversary of the acquisition. These conditions were met and the INX common stock was issued in April 2004. At the time of issuance of INX common stock I-Sector recognized an additional customer list value of $234 determined by using the valuation model of INX common stock that yielded a per share value of $0.13 and is amortizing this amount over two years. When the issuance of INX stock occurred, I Sector's ownership percentage of INX's common stock declined to 92.38% and I-Sector recognized $162 of minority interest in its balance sheet at that time.

12.      COMPLETION OF PUBLIC OFFERING

         On May 12, 2004, the Company closed a public offering of 500,000 Units. The Units began trading on May 7, 2004, on the American Stock Exchange under the symbol ISR.U. Each Unit consists of two shares of common stock and one warrant to purchase one share of common stock at a price of $12.45. The Units were offered at a public offering price of $16.60 per Unit resulting in $8,300 of proceeds less 9% underwriter discount of $747 and underwriter expenses of $9 for a net amount of $7,544 before additional offering expenses. On June 2, 2004, the underwriters exercised their option to purchase 75,000 additional Units to cover over-allotments resulting in $1,245 of proceeds less 9% underwriter discount of $112 for a net amount of $1,133 before additional offering expenses. The Company paid approximately $1,145 of additional offering expenses associated with the public offering as of September 30, 2004. Net proceeds after all discounts and expenses were approximately $7,547.

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

STRATEGY

         We plan to improve profitability by implementing the strategies discussed below. We believe that our strategies will allow us to continue to increase total revenues. We also believe our strategies will enable us to improve our gross profit in 2004 by improving our gross margins on INX revenue. At the same time, we will seek to contain the growth of relatively fixed components of our selling, and, general and administrative expenses relative to the growth of revenue so that those components become a relatively smaller percentage of total revenues. Although selling expenses can generally be expected to increase in proportion as our revenues increase, we believe that if we are successful in implementing our strategies, many general and administrative expenses (such as management salaries, administrative wages and professional expenses) will decrease as a percentage of our total revenues. Initially, however, these expenses have increased more rapidly than revenue as personnel were hired in anticipation of increased demand.

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

         To meet our cash requirements to support planned growth, we expect to rely on capital provided from our operations and our credit facility, which is collateralized by our accounts receivable and substantially all of our assets. During May 2004, we raised capital through a public offering with net proceeds of $7.5 million. We used the net proceeds of this offering primarily for working capital and to repay interest-bearing debt.

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

         We plan to also grow our business in other geographic areas through strategic acquisitions of similar businesses or by opening our own offices. This aspect of our strategy can affect our financial condition and results of operations in many ways. The purchase price for business acquisitions and the costs of opening offices may require substantial cash and may require us to incur long term debt. The expenses of a geographic expansion in an area may well exceed the revenues attributable to a new business or office for some time, even if it performs as we expect. Additionally, it is possible that our acquisition activities may require that we record substantial amounts of goodwill if the consideration paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. To the extent an acquisition results in goodwill, we will reevaluate the realization of that goodwill at least annually and adjust it as appropriate. The resulting adjustment could result in significant non-cash charges to earnings in future periods.

         Developing new or substantially improved computer telephony software products will likely require us to expend cash and record software development expenses. Software development costs will likely be expensed because we expect to incur substantially all costs prior to achieving technological feasibility in developing a new or substantially improved software product.

MINORITY INTEREST IN INX

         Since its formation in 2000 and until April 2004, INX has been our wholly-owned subsidiary. In April 2004, INX ceased to be a wholly-owned subsidiary as the result of the issuance of INX common stock to the former owners of Digital Precision, Inc., which INX acquired in April 2003. In connection with that acquisition, we agreed to issue to the seller 1.8 million shares of INX common stock as additional purchase consideration for their business if certain employees remained employed through April 4, 2004, the first anniversary of the acquisition. These conditions were met and the INX stock was issued in April 2004. At the time of issuance of that INX common stock, I-Sector recognized additional customer list value of $234,000 as an intangible asset to be amortized over a two year period. When that issuance occurred, our ownership percentage of INX's common stock declined to approximately 92.4% and I-Sector recognized $162,000 of minority interest in its balance sheet upon issuance.

         INX has also granted stock options to employees of INX to acquire INX common stock pursuant to a stock option plan for INX employees. Additionally, we were granted a warrant that entitles us to acquire an additional 1.2 million shares of INX common stock. The exercise prices for the INX options and our warrant range from $0.01 to $0.25 with a weighted average exercise price of $0.17. We estimate that I-Sector's ownership in INX could be reduced to 69.5%, assuming that all of the INX options are exercised, we exercise our warrant and there are no other changes in INX's equity.

         While the existence of the unexercised INX options and the contingent obligation to issue INX stock did not result in a minority interest for accounting purposes through March 2004, the actual issuance of INX stock in April 2004 resulted in a minority interest. Since I-Sector owns 92.4% of INX's stock at September 30, 2004, its interest in INX's future profits and losses have been reduced for the minority share. Under accounting principles generally accepted in the United States of America, I-Sector's consolidated financial statements in future periods will reflect a minority interest adjustment of the otherwise reportable profits and losses of INX by the percentage of minority ownership in INX. I-Sector's percentage share of any cash dividends or other distributions paid by INX to its stockholders will likewise be reduced by the percentage of minority ownership in INX. Additionally, if the percentage of minority ownership of INX's stock grows as a result of future exercises of INX options, that increase will cause a corresponding decrease in the reportable share of INX's profits and losses included in our consolidated financial statements, and our share of cash dividends and other distributions from INX. At September 30, 2004, we reflect income attributable to minority interest of $56,000 in our income statement and a minority interest balance of $218,000 in our balance sheet.

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

         The common stock of INX is not publicly-traded. Accordingly, any shares of INX common stock issued, including those issued to the former owners of Digital Precision or upon exercise of INX options, are, and will be for the foreseeable future, relatively illiquid. For this reason, and to eliminate the other consequences of having a minority interest in a subsidiary, we believe that in the future we will offer to exchange INX common stock and stock options for our common stock or options to acquire our common stock. If we conclude such a transaction, the aggregate ownership percentage of our common stock by our stockholders immediately before the conversion or exchange transaction will be reduced by the percentage of post-transaction ownership acquired by the former minority stockholders of INX through such exchange transaction. Their post-transaction ownership may be further reduced by subsequent exercises of I-Sector stock options that we may choose to exchange for INX stock options.

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

         If in the future we propose to exchange or convert INX common stock and INX options into I-Sector common stock or options, we intend to utilize a special committee of our independent directors to negotiate any exchange ratio for the transaction with the principal INX minority stockholders and option holders. The facts and circumstances that the special committee may choose to consider and the relative weights to be accorded them in negotiating the relative values of our common stock and INX stock and in negotiating the exchange ratio for any future transaction are matters that we intend to delegate to the discretion of the special committee. Accordingly, we cannot presently quantify the amount of any future ownership reduction that our stockholders may experience in an exchange transaction with INX stockholders and option holders.

         Under some circumstances, we may be required by accounting principles generally accepted in the United States of America to record substantial non-cash expenses if we choose to exchange INX stock or INX options into our common stock or options. We are not now able to determine the amount or timing of any such charges. This is because those matters will largely depend upon the timing and terms on which any future exchange would occur, particularly the exchange ratio negotiated at the time. Because most of our revenues in 2003 were generated by INX and our expectation is that this will continue for the foreseeable future, we believe that any resulting non-cash expense charges could be substantial. Any such future non-cash expense charges could materially and adversely affect our financial results of operations.

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

RESULTS OF OPERATIONS

         Overview

         Sources of Revenue. Our revenue is derived from three segments represented by our three operating subsidiaries, INX, Stratasoft and Valerent. During the quarter ended September 30, 2004, INX, Stratasoft and Valerent accounted for 87.9%, 7.8% and 4.9%, respectively, of total consolidated revenue, and (0.6)% of subsidiary revenue was eliminated in consolidation due to inter-company transactions. During the nine months ended September 30, 2004, INX, Stratasoft and Valerent accounted for 83.8%, 9.9% and 7.2%, respectively, of total consolidated revenue, and (0.9)% of subsidiary revenue was eliminated in consolidation due to inter-company transactions.

         INX revenue consists of product and service revenue. Product revenue consists of reselling Cisco products and limited amounts of complementary products by other manufacturers. Service revenue is generated by fees from a variety of implementation and support services. Product prices for INX are set by the market for Cisco products, and provide our lowest gross margins. Service revenue for INX has recently provided a higher gross margin that has generally increased over the past several years as the cost of INX's technical resources, which are reflected as a cost of service, has decreased as a percentage of services revenue. Also, certain fixed and flat fee service contracts that extend over three months or more are accounted for on the percentage of completion method of accounting. Historically, the majority of INX's services revenue has been generated from implementation services, which is project oriented and tends to be volatile. As the number, frequency and size of INX projects has grown, INX has achieved better utilization of its engineering resources resulting in improved gross margins or services. The normal sales cycles for corporate customers typically ranges from three to six months depending on the nature, scope and size of the deal involved. However, our direct experience with school districts involved in E-Rate funding (a governmental funding program for schools) indicates that the sales lead time is generally about six to twelve months. In mid-2003, INX introduced Netsurant, its branded support service that consists primarily of customer service personnel and a support center, and such new support service offering required an upfront fixed cost to operate a network operations center to monitor customer's systems. This has created negative gross margins from this new Netsurant service offering, which we expect will continue until such time as Netsurant support services revenue exceeds the fixed cost of operating the network operations center. Eventually, we are hopeful that the Netsurant support offering could further improve overall services gross margins. Through September 30, 2004, Netsurant service revenue was not significant.

         INX is currently experiencing payment delays associated with the large DISD project that we announced during June 2004. This project contributed $10.7 million of product revenue to our third quarter and $1.5 million of product revenue during the second quarter. The amount owed to us as of September 30, 2004 is $12.2 million of accounts receivable. These payment delays are due to administrative issues within the Schools and Libraries Division of the Universal Services Administration Corporation (SLD) which is the Federal government organization that administers the E-Rate program that is funding a majority of the project. Until the administrative issues causing the payment delays have been satisfactorily resolved, we recently made the decision to temporarily delay future product shipments for the DISD project. Since we cannot predict when the payment delays will be resolved, we do not currently know whether or not we will recognize any additional product revenue related to this large project during the fourth quarter. However, if the payment delays are satisfactorily resolved in a timely manner, then we anticipate that additional product revenue could be realized during the fourth quarter on the DISD project. Otherwise, we expect the anticipated product revenue from DISD will be delayed at least until into the following quarter and maybe into subsequent quarters. In addition to the DISD project we have several other smaller projects with school districts that are funded by the E-Rate program, and which payments are also dependent upon a resolution of administrative issues within SLD. The smaller projects owed accounts receivable of approximately $1.9 million as of September 30, 2004.

         Stratasoft revenue consists primarily of custom project revenue from the sale of proprietary computer-telephony software. Our Stratasoft revenue is reported as custom project revenue in our financial statements, because it consists of products and services which cannot be accounted for separately. Stratasoft has traditionally provided our highest gross margin since it is primarily sales of our proprietary computer-telephony software. Our cost of goods sold for Stratasoft's custom project revenue includes the costs of developing our computer-telephony software products, installation costs, and the cost of hardware and other equipment bundled with our software applications and included in a sale to a customer. Stratasoft revenue also includes sales to resellers. The sales to resellers are recorded when the sale becomes fixed or determinable; otherwise revenue from resellers is recorded when payments become due.

         Valerent revenue consists of both product revenue and services revenue. Product revenue consists of reselling primarily software products, and to a lesser degree, hardware products, that facilitate Valerent's managed services, including remote management software products from Altiris, Inc., and security software products from Network Associates, Inc. Product sales prices for Valerent are set by the market for these products, and Valerent's product sales have typically provided lower gross profit margins than its services revenue. Valerent's services revenue consists of remote and onsite technical assistance to its customers. Valerent's gross margin on service revenue, much like INX's implementation services revenue, is subject to variability based upon the utilization of Valerent's billable technical resources. Recurring service agreements exist with some customers, but usually with varying terms and conditions that conform to their year over year business changes and their specific needs, and while these agreements provide somewhat predictable and stable sources of revenue, the loss of a recurring agreement could disrupt the stability of that revenue stream for Valerent.

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

         In addition, our quarterly gross profit and gross margin can be materially affected by vendor incentives received in certain quarterly periods, most of which are Cisco incentives received by INX. The incentive programs sponsored by Cisco currently enable us to qualify for cash rebates or product pricing discounts. These incentives are generally earned based on sales volume, sales growth and customer satisfaction levels. The amounts earned under these programs are recorded as a reduction of cost of goods and can vary significantly between periods. Currently, incentives by Cisco are paid semiannually, and are typically paid in the first and third quarters of each calendar year. Incentives are recognized when we receive payment from the supplier or when we have earned and can reasonably estimate the amount due from the supplier. During the three months ended September 30, 2004, we recognized $1.6 million in vendor incentives, and we accrued $305,000 in commission expense related to the vendor incentives earned by sales personnel in association with this vendor incentive program for the quarter. During the nine months ended September 30, 2004, we recognized $2.3 million in vendor incentives, and approximately $405,000 in commission expense earned by sales personnel in association with this vendor incentive program.

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

         Tax Loss Carryforward. Because of our operating losses in 2003, we have accumulated a net operating loss carryforward for federal income tax purposes that, as of September 30, 2004, was approximately $2.4 million and is available to offset future federal and state taxable income. This carryforward expires in 2023. In addition to potential expiration, there are several factors that could limit or eliminate our ability to use these carryforwards. For example, under
Section 382 of the Internal Revenue Code of 1986, as amended, use of prior net operating loss carryforwards is limited after an ownership change. This type of change could result from the offering we completed during May 2004, either alone or in combination with other prior or subsequent offerings of equity securities. If we achieve sustained profitability, which may not happen, the use of net operating loss carryforwards would reduce our tax liability and increase our net income and available cash resources. When all operating loss carryforwards have been used or have expired, we would again be subject to increased tax expense and reduced earnings due to such tax expense.

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

                                                        ---------------------------------------------
                                                                Three months ended September 30,
                                                        ---------------------------------------------
                                                                2003                    2004
                                                        --------------------    ---------------------
                                                         Amount        %          Amount        %
                                                        --------    --------    ---------   ---------
                                                                     (DOLLARS IN THOUSANDS)
Revenue:
  INX product .......................................   $ 15,954        76.0    $ 27,179        83.3
  INX service .......................................      1,392         6.6       1,516         4.6
                                                        --------    --------    --------    --------
           Total INX revenue ........................     17,346        82.6      28,695        87.9
                                                        --------    --------    --------    --------
  Stratasoft - Custom projects ......................      2,415        11.5       2,531         7.8
                                                        --------    --------    --------    --------
  Valerent product ..................................        515         2.5         288         0.9
  Valerent service ..................................        877         4.2       1,310         4.0
                                                        --------    --------    --------    --------
           Total Valerent revenue ...................      1,392         6.7       1,598         4.9
      Eliminations revenue ..........................       (172)       (0.8)       (212)       (0.6)
                                                        --------    --------    --------    --------
                Total revenue .......................     20,981       100.0      32,612       100.0
Cost of sales and service:
  INX product .......................................     13,758        86.2      23,251        85.5
  INX service .......................................        795        57.1       1,099        72.5
                                                        --------    --------    --------    --------
           Total INX cost of sales and service ......     14,553        83.9      24,350        84.9
  Stratasoft - Custom projects ......................        728        30.1       1,323        52.3
                                                        --------    --------    --------    --------
  Valerent product ..................................        474        92.0         292       101.4
  Valerent service ..................................        606        69.1         750        57.3
                                                        --------    --------    --------    --------
           Total Valerent cost of sales and service..      1,080        77.6       1,042        65.2
     Eliminations of cost of sales and service ......       (171)       99.4        (212)      100.0
                                                        --------    --------    --------    --------
                Total cost of sales and service .....     16,190        77.2      26,503        81.3
Gross profit:
      INX product ...................................      2,196        13.8       3,928        14.5
      INX service ...................................        597        42.9         417        27.5
                                                        --------    --------    --------    --------
           Total INX gross profit ...................      2,793        16.1       4,345        15.1
  Stratasoft - Custom projects ......................      1,687        69.9       1,208        47.7
                                                        --------    --------    --------    --------
  Valerent product ..................................         41         8.0          (4)       (1.4)
  Valerent service ..................................        271        30.9         560        42.7
                                                        --------    --------    --------    --------
           Total Valerent gross profit ..............        312        22.4         556        34.8
                                                        --------    --------    --------    --------
     Eliminations gross profit ......................         (1)       (0.6)         --         0.0
                                                        --------    --------    --------    --------
                 Total gross profit .................      4,791        22.8       6,109        18.7
Selling, general and administrative expenses:
  INX ...............................................      2,126        12.3       3,332        11.6
  Stratasoft ........................................      1,754        72.6       1,419        56.1
  Valerent ..........................................        455        32.7         522        32.7
  Corporate .........................................        287         N/A         183         N/A
  Eliminations ......................................         (1)        N/A          --         N/A
                                                        --------    --------    --------    --------
Total selling, general and administrative expenses ..      4,621        22.0       5,456        16.7
Operating income (loss):
  INX ...............................................        667         3.8       1,013         3.5
  Stratasoft ........................................        (67)       (2.8)       (211)       (8.3)
  Valerent ..........................................       (143)      (10.3          34         2.1
  Corporate .........................................       (287)        N/A        (183)        N/A
                                                        --------    --------    --------    --------
           Total operating income ...................        170         0.8         653         2.0
Interest and other income (expense),  net ...........        (11)       (0.1)         17         0.0
                                                        --------    --------    --------    --------
Income from continuing operations before income taxes        159         0.8         670         2.0

Income tax expense (benefit) ........................        (12)       (0.1)          2         0.0
                                                        --------    --------    --------    --------
Net income from continuing operations before minority
  interest ..........................................        171         0.8         668         2.0
Minority interest ...................................         --         0.0         (50)       (0.1)
Discontinued operations:
Gain on disposal, net of taxes ......................         23         0.1          --         0.0
                                                        --------    --------    --------    --------
Net income ..........................................   $    194         0.9    $    618         1.9
                                                        ========    ========    ========    ========

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

         Total Revenue. Our total revenue, net of intercompany eliminations, increased by $11.6 million, or 55.4%, from $21.0 million to $32.6 million.

         INX revenue increased by $11.4 million, or 65.4%, from $17.3 million to $28.7 million. As a percentage of total revenue, INX revenue increased 5.3% from 82.6% to 87.9%. Product revenue increased $11.2 million, or 70.0% from $16.0 million to $27.2 million. INX service revenue increased $124,000 or 8.9% from $1.4 million to $1.5 million. The increase in product sales is attributed to the adoption of IP telephony technology by our customers requiring equipment upgrades for implementation and our performance of the DISD contract. Product sales to DISD have been delayed until we have a resolution of the payment issues impacting this project, and we expect lower product revenue from the DISD project in subsequent quarters until this issue is resolved. The increase in services is attributed to an increase in the number of IP Telephony projects which have higher service content than traditional network infrastructure projects, as well as the IP telephony service contract in Iraq.

         Stratasoft revenue increased by $116,000, or 4.8%. As a percentage of total revenue, Stratasoft revenue decreased from 11.5% to 7.8%. Stratasoft's international sales accounted for 6.4% of Stratasoft's revenue as compared to 28.2% in 2003. Stratasoft has its own internally managed sales force, but it also utilizes dealer agreements from time to time with certain established resellers in domestic and international markets that do not require the continued involvement of our personnel. Stratasoft derived $182,000 or 7.2% of its revenue from sales to resellers during the quarter which compares with $104,000 or 4.3% of its revenue in 2003.

         Valerent revenue increased by $206,000, or 14.8%, from $1.4 million to $1.6 million. As a percentage of total revenue, Valerent revenue decreased from 6.7% to 4.9%. The increase in Valerent revenue was primarily attributable to increased service revenue of $433,000 and offset by a decrease in product sales of $227,000. The increase in service revenue is primarily attributable to development of Altiris enabled remote managed services. to be operated by clients and the delivery by Valerent of remote managed services for clients, which was primarily related to Valerent making changes to its business model so that it no longer pursued certain non-strategic sources of services revenue.

         Gross Profit. Our total gross profit increased by $1.3 million, or 27.5%, from $4.8 million to $6.1 million. However, our gross margin decreased from 22.8% to 18.7%, primarily due to the lower gross margin of our INX and Stratasoft subsidiaries which is discussed below, as well as an increase, as percentage of total revenue of product sales revenue as compared to service revenue and custom project revenue each of which of higher gross margin than product sales..

         INX gross profit increased $1.5 million, or 55.6%, from $2.8 million to $4.3 million. INX's gross margin decreased from 16.1% to 15.1%. INX's gross profit on its product sales component increased $1.7 million or 78.9%, from $2.2 million to $3.9 million due to increased product sales revenue attributable to DISD and a vendor incentive program rebate of $1.6 million . INX's gross profit on its service component decreased $180,000, from $597,000 to $417,000, and service gross margin decreased from 42.9% to 27.5%, as a result of lower margin DISD service revenue.

         Stratasoft gross profit decreased by $479,000, or 28.4%, from $1.7 million to $1.2 million. Stratasoft's gross margin decreased from 69.9% to 47.7%. Stratasoft gross profit was impacted by the mix of sales between "systems sales," which include a hardware component, as compared to "software only" sales, which do not have a hardware component. Stratasoft's decreased gross profit is primarily due to a decreased "software only" component relative to the "systems sales" component of total Stratasoft sales and to the deferral of revenue associated with notes in excess of twelve months.

         Valerent gross profit increased by $244,000, or 78.2%, from $312,000 to $556,000. Valerent's gross margin increased from 22.4% to 34.8%. Valerent's cost of service consists primarily of fixed labor cost that does not fluctuate directly with changes in revenue. Valerent improved its utilization of its labor pool by reducing the number of technicians employed, relative to revenue, and lowered its fixed cost, which contributed to improved gross profits.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $835,000, or 18.1% from $4.6 million to $5.5 million. As a percentage of total revenue, these expenses decreased 5.3%, from 22.0% to 16.7%.

These expenses were primarily increased by the following:

             o Sales compensation increased $414,000 due to additional personnel and increased commissions generated from the increase in gross profit.

             o Administrative compensation expense increased $258,000 due to bonuses of $125,000 and the hiring of additional personnel at INX in Houston and Dallas, Texas; and for the addition of the San Antonio, Texas office. Stratasoft hired personnel in Houston, Texas.

             o General office expenses increased $146,000 due to our Dallas, Texas office relocation expenses and general office expenses.

             o Office rent increase $93,000 due to the relocation of our Dallas, Texas offices and the addition of the San Antonio, Texas office

             o Contract labor expense increased $55,000 due to $30,000 contracted programming work for Stratatsoft and $25,000 of contracted marketing work for Valerent.

             o Payroll tax expense increased $50,000 in line with the increase in compensation expenses.

             o Entertainment increased $45,000 primarily from a $25,000 customer seminar for Stratasoft, a $10,000 increase in meals for Valerent traveling technicians and $10,000 in corporate entertainment.

             o Travel increased $42,000 primarily from increased international travel for Stratasoft and increased technician travel for INX and Valerent.

             o Depreciation increased $35,000 due to asset additions and the Digital Precision acquisition in April 2003 and the additional purchase value for the Digital Precision intangible of April 2004.

             o Shareholder relations increased $16,000 due to attending investor conferences and visiting investor groups. Employee education increase $14,000 due to INX technician training and Stratasoft programmer training.

             o Telephone and communication expenses increased $13,000 primarily due to INX office growth and relocation.

These expenses were primarily decreased by the following:

             o Bad debt expense decreased $191,000 due to the recoveries of bad debt and decreases in allowances based on the aging of receivables and credit worthiness of customers.

             o Legal and professional fees decreased $133,000 primarily because of the settlement of Stratasoft's EEOC claim in the prior year.

             o Promotion and advertising decreased $22,000 due to the reduction of Stratasoft's promotional programs.

             We expect our future selling, general and administrative expenses to increase as we ramp up for compliance with the provisions of the Sarbanes--Oxley Act of 2002 as well as our continued ramp up for the anticipated revenue growth expected within our INX subsidiary.

         Operating Profit. Operating profit increased $483,000 or 284.1% from $170,000 to $653,000, primarily due to the $1.4 million increase in gross profit being offset by the $835,000 increase in selling, general and administrative expenses. INX's operating profit increased $346,000, or 51.9% from $667,000 to $1.0 million. Stratasoft's operating profit decreased $144,000, or 214.9% from a loss of $67,000 to a loss of $211,000. Valerent's operating profit increased $177,000, from a loss of $143,000 to a profit of $34,000. The operating loss for the Corporate Segment decreased $104,000, from a loss of $287,000 to a loss of $183,000.

         Interest and Other Income, Net. Interest and other income, net, increased by $28,000 from expense of $11,000 to income of $17,000. Our total borrowings under the Textron credit facility increased from $7.8 million to $16 million and the interest bearing portion of our borrowings increased from zero to $6.1 million from June 30, 2004 to September 30, 2004, respectively. During the quarter interest expense of $16,000 and a $2,000 loss on disposition of assets was offset by foreign exchange gains of $18,000 and interest income of $17,000.

         Minority interest. Income attributable to minority interest increased from $0 to $50,000. During April 2004 the company issued 1,800,000 shares of INX common stock pursuant to the Digital Precision purchase agreement of April 2003. Approximately 7.6% of INX's net income is deducted from the consolidated net income of I-Sector as a result of their minority interest in INX.

         Net income. Net income increased $424,000, or 218.6% from $194,000 to $618,000. The income tax expense for the period was $2,000, and there is a net operating tax loss carryforward of approximately $2.4 million as of September 30, 2004, but net deferred tax assets are fully offset by a valuation allowance at September 30, 2004.

         Discontinued Operations. During 1999, we discontinued our Telecom Systems business. On March 16, 2000, we entered into an agreement to sell certain assets of, and the ongoing operation of, our Computer Products Division. The sale transaction closed on May 19, 2000. On December 31, 2000, we sold our IT Staffing business. As a consequence of these events, the operations of these businesses are reported as discontinued operations. For the quarter ended September 30, 2003, the gain (loss) on disposal related to these three businesses was $56,000, ($33,000) and $0, net of taxes and tax benefits of $29,000, ($17,000) and $0 for a net total of $35,000. For the quarter ended September 30, 2004 the gain on disposal related to these three businesses was negligible. The gains and/or losses on disposal in 2003 and 2004 related to these discontinued operations are primarily related to collections of accounts receivables retained when these businesses were sold.

                                                        ---------------------------------------------
                                                              Nine months ended September 30,
                                                      ---------------------------------------------
                                                                2003                    2004
                                                      --------------------     --------------------
                                                        Amount         %         Amount        %
                                                      ----------    ------     ---------    -------
                                                                   (DOLLARS IN THOUSANDS)
Revenue:
  INX product ......................................   $ 34,795        74.1    $ 53,594        77.9
  INX service ......................................      2,725         5.8       4,054         5.9
                                                       --------    --------    --------    --------
            Total INX revenue ......................     37,520        79.9      57,648        83.8
                                                       --------    --------    --------    --------
  Stratasoft - Custom projects .....................      5,995        12.8       6,837         9.9
                                                       --------    --------    --------    --------
  Valerent product .................................      1,219         2.6       1,127         1.6
  Valerent service .................................      2,562         5.5       3,825         5.6
                                                       --------    --------    --------    --------
            Total Valerent revenue .................      3,781         8.1       4,952         7.2
      Eliminations revenue .........................       (364)       (0.8)       (663)       (0.9)
                                                       --------    --------    --------    --------
                Total revenue ......................     46,932       100.0      68,774       100.0
Cost of sales and service:
  INX product ......................................     30,448        87.5      46,073        86.0
  INX service ......................................      2,068        75.9       2,833        69.9
                                                       --------    --------    --------    --------
            Total INX cost of sales and service ....     32,516        86.7      48,906        84.8
  Stratasoft - Custom projects .....................      2,104        35.1       3,171        46.4
                                                       --------    --------    --------    --------
  Valerent product .................................      1,090        89.4       1,062        94.2
  Valerent service .................................      1,789        69.8       2,354        61.5
                                                       --------    --------    --------    --------
            Total Valerent cost of sales and service      2,879        76.1       3,416        69.0
      Eliminations of cost of sales and service ....       (362)       99.5        (663)      100.0
                                                       --------    --------    --------    --------
                Total cost of sales and service ....     37,137        79.1      54,830        79.7
Gross profit:
      INX product ..................................      4,347        12.5       7,521        14.0
      INX service ..................................        657        24.1       1,221        30.1
                                                       --------    --------    --------    --------
            Total INX gross profit .................      5,004        13.3       8,742        15.2
  Stratasoft - Custom projects .....................      3,891        64.9       3,666        53.6
                                                       --------    --------    --------    --------
  Valerent product .................................        129        10.6          65         5.8
  Valerent service .................................        773        30.2       1,471        38.5
                                                       --------    --------    --------    --------
            Total Valerent gross profit ............        902        23.9       1,536        31.0
                                                       --------    --------    --------    --------
  Eliminations .....................................         (2)       (0.5)         --         0.0
                                                       --------    --------    --------    --------
                Total gross profit .................      9,795        20.9      13,944        20.3
Selling, general and administrative expenses:
  INX ..............................................      4,518        12.0       7,534        13.1
  Stratasoft .......................................      4,694        78.3       3,570        52.2
  Valerent .........................................      1,551        41.0       1,398        28.2
  Corporate ........................................        795         N/A         689         N/A
  Eliminations .....................................         (2)        N/A          --         N/A
                                                       --------    --------    --------    --------
Total selling, general and administrative expenses .     11,556        24.6      13,191        19.2
Operating income (loss):
  INX ..............................................        486         1.3       1,208         2.1
  Stratasoft .......................................       (803)      (13.4)         96         1.4
  Valerent .........................................       (649)      (17.2)        138         2.8
  Corporate ........................................       (795)        N/A        (689)        N/A
  Eliminations .....................................         --         N/A          --         N/A
                                                       --------    --------    --------    --------
           Total operating income (loss) ...........     (1,761)       (3.8)        753         1.1
Interest and other income, net .....................         93         0.2          10         0.0
                                                       --------    --------    --------    --------
Income (loss) from continuing operations before
  income taxes .....................................     (1,668)       (3.6)        763         1.1
Income tax benefit .................................        (93)       (0.2)         --         0.0
                                                       --------    --------    --------    --------
Net income (loss) from continuing operations before
  minority interest ................................     (1,575)       (3.4)        763         1.1
Minority interest ..................................         --         0.0         (56)       (0.0)
Discontinued operations:
Gain on disposal, net of taxes .....................         39         0.1           1         0.0
                                                       --------    --------    --------    --------
Net income (loss) ..................................   $ (1,536)       (3.3)   $    708         1.0
                                                       ========    ========    ========    ========

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

         Total Revenue. Our total revenue, net of intercompany eliminations, increased by $21.9 million, or 46.5%, from $46.9 million to $68.8 million.

         INX revenue increased by $20.1 million, or 53.6%, from $37.5 million to $57.6 million. As a percentage of total revenue, INX revenue increased from 79.9% to 83.8%. Product revenue increased $18.8 million, or 54.0% from $34.8 million to $53.6 million. INX service revenue increased $1.4 million, or 48.8% from $2.7 million to $4.1 million. The increase in services is attributed to an increase in the number of IP Telephony projects which have higher service content than traditional network infrastructure projects, as well as the IP telephony service contract in Iraq. The increase in product sales is attributed to the adoption of IP telephony technology by our customers requiring equipment upgrades for implementation, and the DISD project. Our product sales for the DISD project have been delayed because of payment issues, and this delay may decrease product revenue for subsequent quarters until the payment issues are resolved and product sales are resumed.

         Stratasoft revenue increased by $842,000, or 14.0%. As a percentage of total revenue, Stratasoft revenue decreased from 12.8% to 9.9%. Stratasoft's international sales accounted for 20.2% of Stratasoft's revenue as compared to 43.8% in 2003. Stratasoft has its own internally managed sales force, but it also utilizes dealer agreements from time to time with certain established resellers in domestic and international markets that do not require the continued involvement of our personnel. Stratasoft derived $739,000 or 10.8% of its revenue from sales to resellers during the nine months of 2004 which compares with $783,000 or 13.1% of its revenue in 2003. Sales to resellers are included in revenue when the fees are fixed and determinable; otherwise revenue from resellers is deferred and recognized when the payment becomes due.

         Valerent revenue increased by $1.2 million, or 31.6%, from $3.8 million to $5.0 million. As a percentage of total revenue, Valerent revenue decreased from 8.1% to 7.2%. The increase in Valerent revenue was primarily attributable to increased service revenue of $1.3 million offset by a decrease in product sales of $92,000. The increase in service revenue is primarily attributable to development of remote services for clients to operate themselves, the sale of the underlying technology to support remote management, and Valerent delivered remote managed services on behalf of clients, which was primarily related to Valerent making changes to its business model so that it no longer pursued certain non-strategic sources of services revenue. Valerent's business model now focuses on identifying and developing markets with enterprise customers.

         Gross Profit. Our total gross profit increased by $4.1 million, or 42.3%, from $9.8 million to $13.9 million. However, our gross margin has decreased from 20.9% to 20.3%, primarily due to the decrease in gross margin in our Stratasoft subsidiary as discussed below, as well as an increase, as percentage of total revenue of product sales revenue as compared to service revenue and custom project revenue each of which of higher gross margin than product sales.

         INX gross profit increased $3.7 million, or 74.7%, from $5.0 million to $8.7 million. INX's gross margin increased from 13.3% to 15.2%. INX's gross profit on its product sales component increased $3.2 million or 73.0%, from $4.3 million to $7.5 million due to increased product sales revenue and a vendor incentive program rebate of $2.3 million. INX's gross profit on its service component increased $564,000, from $657,000 to $1.2 million, and service gross margin improved from 24.1% to 30.1%, as a result of increased service revenue of $1.3 million with a somewhat fixed cost of service component due to improved utilization of technical personnel.

         Stratasoft gross profit decreased by $225,000, or 5.8%, from $3.9 million to $3.7 million. Stratasoft's gross margin decreased from 64.9% to 53.6%. Stratasoft gross profit was impacted by the mix of sales between "systems sales", which include a hardware component, as compared to "software only" sales, which do not have a hardware component. Stratasoft's decreased gross profit is primarily due to a decreased "software only" component relative to the "systems sales" component of total Stratasoft sales and to the deferral of revenue associated with notes in excess of twelve months. Software only sales include sales to reseller customers and do not require the continuing involvement of our personnel.

         Valerent gross profit increased by $634,000, or 70.3%, from $902,000 to $1.5 million. Valerent's gross margin increased from 23.9% to 31.0%. Valerent's cost of service consists primarily of fixed labor cost that does not fluctuate directly with changes in revenue. Valerent improved its utilization of its labor pool by reducing the number of technicians employed, relative to revenue, and lowered its fixed cost, which contributed to improved gross profits.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.6 million, or 14.1% from $11.6 million to $13.2 million. As a percentage of total revenue, these expenses decreased 5.4%, from 24.6% to 19.2%.

These expenses were primarily increased by the following:

             o Sales compensation increased $1.2 million due to additional personnel as the result of the Digital Precision acquisition in April 2003 and increased commissions generated from the increase in gross profit, and it also includes approximately $405,000 in earned commissions by sales personnel in association with the Cisco vendor incentive program.

             o Administrative compensation expense increased $800,000 due to bonuses of $288,000, settlement of an EEOC claim for $25,000 the hiring of additional personnel at INX in Houston and Dallas, Texas; and for the addition of the San Antonio, Texas office. Stratasoft hired personnel in Houston, Texas and Canada.

             o Payroll tax expense increased $165,000 in line with the increase in compensation expenses.

             o Rents increased $146,000 due to additional office space in Dallas and San Antonio, Texas.

             o General office expense increased $125,000 primarily from office and employee relocation expenses and increased printing costs.


             o Depreciation expense increased $120,000 due to asset additions and the Digital Precision acquisition in April 2003.

             o Shareholder relations expense increased $64,000, due to employing a shareholder relations firm, attending investor conferences and visiting investor groups, however this expense was partially offset by a $165,000 reduction related to the revaluation of the non-employee stock option compensation for the investor relation consultant.

             o Entertainment expense increased $53,000 due to a customer seminar sponsored by Stratasoft and employees meals incurred while traveling.

These expenses were primarily decreased by the following:

             o Bad debt expense decreased $887,000 due to recoveries of bad debt and decreases in allowances based on the aging of receivables and credit worthiness of customers.

             o Insurance expense decreased $102,000 because of policy and rate changes

             o Contract labor expense decreased $58,000 primarily from Stratasoft terminating contract labor in India offset by $55,000 for technicians and programmers.

             We expect our future selling, general and administrative expenses to increase as we ramp up for compliance with the provisions of the Sarbanes--Oxley Act of 2002 as well as our continued ramp up for the anticipated revenue growth expected within our INX subsidiary.

         Operating Profit. Operating profit increased approximately $2.5 million, from a $1.8 million loss to an $753,000 profit, primarily due to the $4.3 million increase in gross profit being offset by the $1.6 million increase in selling, general and administrative expenses. INX's operating profit increased $722,000, or 148.6% from $486,000 to $1.2 million. Stratasoft's operating profit increased $899,000, or 112.0% from a loss of $803,000 to a profit of $96,000. Valerent's operating profit increased $787,000 or 121.3%, from a loss of $649,000 to a profit of $138,000. The operating loss for the Corporate Segment decreased $106,000 or 13.3%, from a loss of $795,000 to a loss of $689,000 due to reallocation of professional fees to the subsidiaries.

         Interest and Other Income, Net. Interest and other income, net, decreased by $83,000 or 89.2%, from $93,000 to $10,000, primarily due to the 2003 sale for $80,000 of an internet domain. Our borrowings under the Textron credit facility increased from $7.6 million to $16 million while the interest bearing portion of our borrowings increased from $1.7 million at December 31, 2003 to $6.1 million at September 30, 2004. Interest expense of $69,000 and a $24,000 loss on the disposition of assets was offset by interest income of $70,000 and foreign exchange gain of $33,000.

         Minority interest. Income attributable to minority interest increased from $0 to $56,000. During April 2004 the company issued 1,800,000 shares of INX common stock pursuant to the Digital Precision purchase agreement of April 2003. Approximately 7.6% of INX's net income is deducted from the consolidated net income of I-Sector as a result of their minority interest in INX.

         Net income. Net income increased $2.2 million, or 146.7% from a $1.5 million net loss to net income of $708,000. The income tax benefit for the period was zero, and there is a net operating tax loss carryforward of approximately $2.4 million as of September 30, 2004.

         Discontinued Operations. During 1999, we discontinued our Telecom Systems business. On March 16, 2000, we entered into an agreement to sell certain assets of, and the ongoing operation of, our Computer Products Division. The sale transaction closed on May 19, 2000. On December 31, 2000, we sold our IT Staffing business. As a consequence of these events, the operations of these businesses are reported as discontinued operations. For the nine months ended September 30, 2003, the gain (loss) on disposal related to these three businesses was $65,000, ($53,000) and $26,000, net of taxes and tax benefits of $33,000, ($27,000) and $14,000, for a net total of $58,000. For the nine months ended September 30, 2004 the gain (loss) on disposal related to these three businesses was ($1,000), $3,000 and $0, net of taxes and tax benefits of ($1,000), $2,000 and $0, for a net total of $1,000. The gains and/or losses on disposal in 2003 and 2004 related to these discontinued operations are primarily related to collections of accounts receivables retained when these businesses were sold.

LIQUIDITY AND CAPITAL RESOURCES

         Sources of Liquidity

         Our principal sources of working capital are collections from our accounts and notes receivable, and our credit facility with Textron Financial Corporation (the "Textron Facility"). We use the Textron Facility to finance the majority of our purchases of inventory, and to provide working capital when our cash flow from operations is insufficient. During the nine month period ending September 30, 2004, we experienced negative cash flow from operating activities of $8.8 million as compared to $700,000 use for the nine months ended September 30, 2003. Our working capital was $3.7 million and $12.0 million at December 31, 2003 and September 30, 2004, respectively.

          During May 2004, we closed a public offering of 500,000 Units. The Units began trading on May 7, 2004, on the American Stock Exchange under the symbol ISR.U. Each Unit consists of two shares of common stock and one warrant to purchase one share of common stock at a price of $12.45. The Units were offered at a public offering price of $16.60 per Unit resulting in $8.3 million of proceeds less 9% underwriter discount of $747,000 and underwriter expenses of $9,000 for a net amount before additional offering expenses of $7.5 million.

         During June 2004 the underwriters exercised their option to purchase 75,000 additional Units to cover over-allotments resulting in $1.2 million of proceeds less 9% underwriter discount of $112,000 for a net amount before additional offering expenses of $1.1 million. We paid approximately $1.1 million of additional expenses associated with the public offering as of September 30, 2004. Net proceeds after all underwriter discounts and expenses, and after all additional offering expenses were approximately $7.5 million.

         Accounts and Notes Receivable. The timing of our collection of accounts and notes receivable and payments of our accounts payable is one of the principal influences on our cash flow from operations. Payments on the DISD project have been delayed by administrative issues within the SLD, which administers the E-Rate funding program of the DISD and other independent school districts. This has resulted in us carrying accounts receivable balances of approximately $14.1 million related E-Rate funded work longer than we anticipated, and it has required us to delay future product shipments until the E-Rate funded payments begin to occur. Also, it has created interest bearing debt and decreased our ability to borrow under the Textron Floorplan finance agreement. We do anticipate receiving payment in full on all E-Rate funded accounts receivable balances, however, we are not currently able to predict with any certainty when payment will occur, or the impact it will have on our ability to finance other projects required to grow our revenue in future periods. We typically sell our products and services on short-term credit terms. We try to minimize our credit losses by performing credit checks, obtaining letters of credit in certain instances, and conducting our own collection efforts.

         We had trade accounts receivable, net of allowance for doubtful accounts, of $9.8 million and $27.0 million at December 31, 2003 and September 30, 2004, respectively.

         Our Stratasoft subsidiary has accepted customer notes receivable as part of its consideration for certain of its custom projects sales. At December 31, 2003 and September 30, 2004, Stratasoft had net notes receivable of $928,000 and $1.9 million, respectively. The following table shows the breakdown of the total notes receivable:

                                                         DECEMBER 31  SEPTEMBER 30
                                                            2003          2004
                                                         -----------  ------------
                                                          (DOLLARS IN THOUSANDS)
                                                          --------       --------
Current portion of notes receivable, gross ...........     $ 1,049       $ 1,926
Allowance for doubtful notes .........................        (373)         (346)
                                                           -------       -------
Current portion of notes receivable, net .............         676         1,580
                                                           -------       -------
Long term portion of notes receivable, gross .........         502           580
Allowance for doubtful notes .........................        (250)         (250)
                                                           -------       -------
Long-term portion of notes receivable, net ...........         252           330
                                                           -------       -------
Total notes receivable, net ..........................     $   928       $ 1,910
                                                           =======       =======


         Alternatively, our Stratasoft subsidiary also has other sales that require payment to occur after more than 90 days but less than twelve months from the date of the sale. Those outstanding balances are classified as accounts receivable in the accompanying balance sheets.

         Inventory. We had inventory of $1.0 million and $1.4 million at December 31, 2003 and September 30, 2004, respectively. We try to minimize the amount of inventory on hand to reduce the risk that the inventory will become obsolete or decline in value. We have been able to do this by relying on the ready availability of products from our principal suppliers. As noted above, we rely principally on our Textron Facility to finance our inventory purchases.

         Textron Facility. On January 31, 2002, we entered into the Textron Facility to provide financing for our inventory purchases. On September 30,2004 the plan was amended and the maximum credit available under the Textron facility is presently $25 million and it is collateralized by substantially all of our assets other than our patent licenses.

          As of September 30, 2004, we owed $16.0 million under the Textron Facility and had an additional $8.3 million available subject to borrowing base restrictions. Under the revised agreement the aggregate outstanding principal amount of all Floorplan Loans shall not, at any time, exceed the sum of (a) 80% of the aggregate net invoice prices of all Eligible Receivables plus (b) (i) for so long as the Borrower is discharging its undertakings in respect of the Master Dallas Independent School District Contract (DISD) or any DISD Receivable is owing to it, 90% of the invoice price of (1) all Floorplanned Inventory and (2) all DISD Inventory that is Eligible Inventory, provided that the sum of the amounts in clauses (1) and (2) above shall be limited to the lesser of $9,000 or 35% of the net invoice prices of all outstanding Eligible Receivables and (ii) after the Borrower has discharged its undertakings in respect of the Master DISD Contract and all DISD Receivables owing to it have been paid, the least of (1) 90% of the invoice price of all Floorplanned Inventory, (2) 30% of the net invoice prices of all outstanding Eligible Receivables and (3) $6,000. Borrower shall, within two (2) Business Days of the aggregate outstanding principal amount of the Floorplan Loans exceeding at any time the aforesaid sum, prepay the Floorplan Loans in an aggregate principal amount sufficient so that this covenant shall not be violated.

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

         To the extent that we have credit availability under the Textron Facility, it gives us the ability to extend the payment terms past the Free Finance Period. Amounts extended past the Free Finance Period accrue interest and are classified as notes payable on our balance sheet. These extended payment balances under the Textron Facility accrue interest at the prime rate (4.75% at September 30, 2004) plus 2.5%. Because payment cycles of sales to school districts under the E-Rate program often extend beyond 60 days, and because such payment cycles have recently extended even further due to administrative issues with the organization that makes payments to vendors for the E-Rate program, we expect we will continue to carry extended payment balances under the Textron Facility for at least the next several quarters. The total outstanding balance under the Textron Facility at September 30, 2004 was $16.0 million. $9.9 million of the outstanding balance was within the Free Finance Period and therefore is reflected as accounts payable in our balance sheet at September 30, 2004. $6.1 million with accrued interest of $15,000 is reflected as notes payable and accrued expense, respectively, at September 30, 2004.

         The Textron Facility contains restrictive covenants that are measured at each quarter end. These covenants require us to:

             o maintain Minimum Tangible Capital Funds of $9.5 million, which is defined to be the sum of cash, receivables, inventory and fixed net assets, minus total liabilities, with total liabilities being defined as accounts payable, accrued expenses and short- and long-term notes payable;

             o maintain a maximum Debt to Tangible Capital Funds ratio of 4.0 to 1;

             o   maintain Minimum Working Capital of not less than $8.0 million;

             o   maintain Minimum Cash on Hand of not less than $2.0 million;

             o   maintain a Current Ratio of not less than 1.25 to 1.0;

             o achieve Earnings Before Interest, Tax, Depreciation and Amortization exceeding $100,000; and

             o enter into a Memorandum of Understanding (MOU) by November 15, 2004 with Micro System Enterprise, Inc. (MSE) and Textron among other members of the DISD consortium regarding payment procedures under the Master DISD Contract.

         At September 30, 2004, we were in compliance with the loan covenants, and we anticipate that we will be able to comply with the loan covenants during the next twelve months. If we violate any of the loan covenants, we would be required to seek waivers from Textron and Silicon Valley Bank (a participating partner with Textron) for those non-compliance events. If Textron or Silicon Valley Bank refused to provide waivers, the amount due under the Textron Facility could be accelerated and we could be required to seek other sources of financing.

         Contractual Obligations

         The following table summarizes certain of our contractual cash obligations and related payments due as of September 30, 2004:

                                                                              PAYMENTS DUE BY PERIOD
                                                         -------------------------------------------------------------------
                                                                               (DOLLARS IN THOUSANDS)
                                                                        LESS THAN                                    MORE THAN
CONTRACTUAL OBLIGATIONS                                    TOTAL         1 YEAR       1-3 YEARS       4-5 YEARS       5 YEARS
-------------------------------------                     ------         ------       ---------      -----------      -------
Lease obligations (1) ................................    $2,511         $  193         $1,804         $  411         $  103
Textron, interest bearing debt .......................     6,114          6,114             --             --             --
Other debt obligations ...............................       251             94            157             --             --
                                                          ------         ------         ------         ------         ------
Total contractual cash obligations ...................    $8,876         $6,401         $1,961         $  411         $  103
                                                          ======         ======         ======         ======         ======


         (1) Expected payments for base Dallas lease obligation are approximately $ - for 2004, $157,000 for 2005, $205,000 for 2006, $241,000 for
2007, $255,000 for 2008, $264,000 for 2009 and $110,000 for 2010. Expected
payments for the base San Antonio lease obligation are approximately $17,000 for 2004, $34,000 for 2005, $34,000 for 2006 and $17,000 for 2007. These amounts are reflected in the contractual obligations schedule shown above.

         During the second quarter of 2004 the INX and Valerent Dallas, Texas offices occupied new office space under a six year lease obligation. The approximate previous annual lease payment for the INX was $108,000. During the third quarter INX opened and occupied an office in San Antonio, Texas.

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

         Cash Flows. During the nine months ended September 30, 2004, our cash increased by $2.3 million. Operating activities used $8.8 million, investing activities used $912,000 and financing activities provided $12.0 million.

         Operating Activities. Operating activities used $8.8 million in the nine months ended September 30, 2004 as compared to using cash of $700,000 in 2003. The cash used in 2004 was primarily related to the $10.6 million net growth of assets over the net growth in liabilities which was offset by $913,000 of non-cash expenses and net income of $836,000.

         Changes in asset and liability accounts used $10.6 million. The most significant use of working capital related to:

             o $17.5 million increase in accounts receivable. Days in sales outstanding increased by 16 days from 57 days at December 31, 2003 to 73 days at September 30, 2004 primarily due to completion of INX E-Rate funded projects relating to school districts.

             o Notes receivables increased $935,000 due to Stratasoft accepting two notes as consideration from two of its customers.

             o Contracts in progress which increased $425,000 due to an increase in cost and estimated earnings in excess of billings of $241,000, which was primarily related to an increase in the Stratasoft custom projects in process at period-end.

             o Inventory increased $382,000 primarily due INX staging Cisco products for upcoming projects and Stratasoft purchasing dial logic cards for upcoming projects.

              These uses of cash were partially offset by:

             o Increases in accounts payable of $5.7 million, which related primarily to increased purchases of Cisco products for sales by INX and inventory by Stratasoft.

             o The $2.1 million increase in accrued expense is primarily related to accruing for sales commissions, wages and bonuses; third party commissions and professional fees.

             o The decrease in other current assets of $480,000 primarily related to the return of bid deposits for INX bids on school projects and the amortization of prepaid consultant fees.

             o The $496,000 increase in deferred revenue results from $685,000 for software products sold on notes that are not due within twelve months of the note origination, a $48,000 net increase in unused service revenue, and

                 $45,000 of sales to resellers offset by $398,000 credit to a reseller in May 2004. Revenue from deferred sales will be recognized in the accounting periods that payments from the customer are received.

         Investing Activities. Investing activities used $912,000 in 2004 compared to a use of $809,000 for 2003. Our investing activities related to capital expenditures used $912,000 in 2004. Capital expenditures during both periods were primarily related to purchases of computer equipment and software, and to a lesser degree, leasehold improvements. During the next twelve months, we do not expect to incur significant capital expenditures requiring cash, except possibly for acquisitions, of which we cannot predict the certainty or magnitude.

          Financing Activities. Financing activities provided $12.0 million in 2004 as compared to using $28,000 in 2003. In 2003, our stock price increased substantially, resulting in stock option holders exercising stock options, which provided $95,000 in 2003. During January 2004, the company repaid $1.7 million of interest-bearing debt under the Textron Facility. During the nine months ended September 30, 2004, another $1.2 million of debt under the Textron Facility became interest-bearing in March 2004 and was repaid in May 2004, and during September 2004 another $6.1 million became interest bearing.

         On May 12, 2004 we closed a public offering of 500,000 Units. The Units began trading on May 7, 2004, on the American Stock Exchange under the symbol ISR.U. Each Unit consists of two shares of common stock and one warrant to purchase one share of common stock at a price of $12.45. The Units were offered at a public offering price of $16.60 per Unit resulting in $7.5 million of proceeds before additional offering expenses. On June 2, 2004 the underwriters exercised their option to purchase 75,000 additional Units to cover over-allotments resulting in $1.1 million of proceeds before additional offering expenses. We paid $1.1 million of additional offering expenses associated with the public offering as of September 30, 2004 resulting in net proceeds from the public offering of $7.5 million. We intend to use the net proceeds of this offering primarily for working capital and to repay interest-bearing debt.

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

         From time to time we make short-term loans and travel advances to our employees. The balance of approximately $16,000 and $16,000 relating to these loans and advances is included in the Company's balance sheet and reported as part of Accounts receivable - affiliates at December 31, 2003 and September 30, 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We incur certain market risks related to interest rate variations because we hold floating rate debt. Based upon the average amount of debt outstanding during the nine months ended September 30, 2004, a one-percent increase in interest rates paid by us on our floating rate debt would have resulted in a $2,000 increase in interest for the period.

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

         In the nine months of 2004, there have been no other changes in our internal control over financial reporting that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS

    (a)  Exhibits

            3.1   Bylaws of the Company Incorporated by reference from exhibit
                  3.1 to Amendment 2 to Form S-1, Registration No. 333-09789, filed October 3, 1996

            3.2 Certificate of Incorporation of the Company Incorporated by reference from exhibit 3.2 to Amendment 1 to Form S-1, Registration No. 333-09789, filed September 19, 1996

            3.3 Certificate of Amendment to Certificate Incorporated by reference from exhibit 3.4 to Amendment of Incorporation of Allstar Systems, Inc., 5 to Form S-1, Registration No. 333-09789, filed dated June 24, 1997 June 26, 1997

            3.4 Certificate of Amendment to Certificate Incorporated by reference from exhibit 3.3 to Form 8-A t of Incorporation of Allstar Systems, filed December 29, 2003 Inc., dated March 5, 1999.

            3.5 Certificate of Amendment to Certificate Incorporated by reference from exhibit 3.4 to Form 8-A t of Incorporation of Allstar Systems, Inc. filed December 29, 2003 dated July 10, 2000.

           10.1 Loan and Securities Agreement dated September 30, 2004 among Textron, I-Sector and its subsidiaries.

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

                                            I-Sector Corporation.

Date November 15, 2004                      By: /s/ JAMES H. LONG
                                                -----------------------------
                                            James H. Long, Chief Executive
                                            Officer, Chief Financial Officer,
                                            and Chairman of the Board

                                            By: /s/ JEFFREY A. SYLVESTER
                                                -----------------------------
                                            Jeffrey A. Sylvester, Secretary
                                            and Controller