Form 10-Q/A
period 2004-09-30
I SECTOR CORP
filed 2004-12-16
CIK 1020017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number: 1-31949

I-SECTOR CORPORATION

(Exact name of Registrant as specified in its charter)

DELAWARE (State of incorporation)	76-0515249 (I.R.S. Employer Identification No.)

6401 SOUTHWEST FREEWAY HOUSTON, TEXAS Address of principal executive offices)	77074 (Zip code)

Registrant’s telephone number including area code: (713) 795-2000

(Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of November 15, 2004, there were 5,191,454 shares of common stock, $.01 par value per share, outstanding.

I-SECTOR CORPORATION

INDEX
PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	1
Signature	1
Certification of CEO Pursuant to Section 906

EXPLANATORY NOTE

This Form 10-Q/A is being submitted solely to correct a dating error on the certification of the chief executive officer pursuant to 18 U.S.C Section 1350 as adopted to Section 906 of the Sarbanes-Oxley Act of 2002, which was Exhibit 32.1 to the Company’s original quarterly report on Form 10-Q. No revisions have been made to the Company’s financial statements or any other disclosure contained in such original 10-Q.

PART II

Item 6. Exhibits

     (a) Exhibits

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: December 16, 2004

I-SECTOR CORPORATION
/s/ Jeffrey A. Sylvester
Jeffrey A. Sylvester
Controller and Secretary

Exhibit Index

Exhibit
Number	Description
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith