Form 10-K
period 2004-12-31
I SECTOR CORP
filed 2005-03-29
CIK 1020017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

                    6401 SOUTHWEST FREEWAY, HOUSTON, TX 77074
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                         REGISTRANT'S TELEPHONE NUMBER:

                                 (713) 795-2500

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      TITLE OF EACH CLASS                          NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------                  -----------------------------------------
  COMMON STOCK, PAR VALUE $0.01                            AMERICAN STOCK EXCHANGE
WARRANTS TO PURCHASE COMMON STOCK                          AMERICAN STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   Yes [ ] No [X].

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the common stock on June 30, 2004 as reported on the American Stock Exchange was approximately $25,196,736.

The number of shares of common stock, $0.01 par value, outstanding as of March 29, 2005 was 5,454,534.

DOCUMENTS INCORPORATED BY REFERENCE.

NONE

                                     PART I

ITEM 1. BUSINESS

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to future events or our future financial performance including, but not limited to, statements contained in Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned that any statement that is not a statement of historical fact, including but not limited to, statements which may be identified by words including, but not limited to, "anticipate," "appear," "believe," "could," "estimate," "expect," "hope," "indicate," "intend," "likely," "may," "might," "plan," "potential," "seek," "should," "will," "would," and other variations or negative expressions thereof, are predictions or estimations and are subject to known and unknown risks and uncertainties. Numerous factors, including factors that we have little or no control over, may affect I-Sector's actual results and may cause actual results to differ materially from those expressed in the forward-looking statements contained herein. In evaluating such statements, readers should consider the various factors identified in I-Sector's annual report on Form 10-K, as filed with the Securities and Exchange Commission including the matters set forth in
Item 1. - "Risks Related to our Business," which could cause actual events, performance or results to differ materially from those indicated by such statements.

GENERAL

      We are a leading regional provider of IP telephony and other network infrastructure and related implementation and support services for enterprises. The network and IP telephony solutions we offer are "Cisco-centric," meaning they are based on the products and technology of Cisco Systems, Inc. These solutions include design, implementation and support of IP telephony, LAN/WAN routing and switching, virtual private networks, voice over IP, network security, and wireless networks. Because of our substantial experience and technical expertise in the design, implementation and support of IP telephony solutions, we believe we are well-positioned to take advantage of what we believe to be the growing trend of implementation by enterprises of IP telephony in general and, in particular, the pure, packet-switched IP telephony solutions of Cisco. We also develop and market our own computer telephony integration software and provide remote information technology services. Our operations are managed from offices in Houston, Dallas and Austin, Texas. Our long term goal is to become one of the leading national providers of Cisco-centric networks and IP telephony solutions for enterprises.

      I-Sector Corporation is a holding company, and we operate each of our three business segments through separate subsidiaries. We sometimes refer to our business segments in this report by referring to the name of the subsidiary that operates that business segment. We operate our IP telephony and network infrastructure business through our subsidiary Internetwork Experts, Inc., which we refer to in this report as "INX." Our computer telephony business is conducted through our subsidiary Stratasoft, Inc., which we refer to in this report as "Stratasoft." Our remote information technology management business is operated by our subsidiary, Valerent, Inc., which we refer to as "Valerent."

      Each of our three business segments derives revenues from sales of both products and services. Based on revenue, our largest business segment is our IP telephony and network infrastructure business. INX provided approximately 83.1% of our revenues in 2004 net of intercompany eliminations. Computer telephony software provided by Stratasoft accounted for approximately 9.5% of our revenues in 2004 net of intercompany eliminations. The third business segment is our remote information technology management business of Valerent, which provided approximately 7.4% of our revenues in 2004 net of intercompany eliminations.

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

      - format large volumes of data into smaller, discrete units or "packets;"

      - give each packet both the sender's and the recipient's network address; and

      - send those packets over the Internet or through the enterprise's own network to the recipient's address.

      Sometimes the packets are sent by different routes and arrive out of proper sequence. At their destination, the multiple packets are reassembled into their correct order by another protocol known as Transmission Control Protocol, or "TCP," to produce a coherent communication.

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

      IP telephony uses network infrastructure, such as a local area network, or "LAN," or a wide area network, or "WAN,", employing IP technology to either enhance the telephony functions performed by the enterprise's existing PBX telephone system, or to replace the existing PBX entirely. We refer to IP telephony systems that incorporate and augment an enterprise's existing PBX as a "hybrid" system, and to the PBX retained by the enterprise as a "legacy PBX." We refer to a "pure" or "packet-switched" IP telephony system as one in which network infrastructure totally supplants the enterprise's existing PBX with a packet-switched solution.

      In addition to offering potential long-term cost savings, implementation of IP telephony allows enterprises to reap the benefits of participating in a growing trend in communications technology called "convergence."

      Convergence Trend

      We believe the market for enterprise communications is moving from the "traditional model" to what industry observers sometimes term the "converged model." IP telephony is expected to be an important part of the trend towards convergence.

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

      Later, as convergence progresses, we expect it to further improve the productivity and cost savings of enterprises. We believe that much of these long-term productivity enhancements and cost savings will come from yet-to-be created software applications designed to take full advantage of convergence technology.

      Competing IP Telephony Solutions

      Cisco promotes the use of a network server running their call management software, also called a "soft switch," which enables their system to perform IP telephony functions without the use of a PBX. While other manufacturers, including Avaya, Inc. and Nortel Networks Corp. are moving towards packet-switched technology, we believe that Cisco has established an early competitive advantage in the market for packet-switched, telephony solutions that have no need to resort to older, circuit-switched PBX technology.

      IP telephony is a comparatively new communication technology that we believe is rapidly gaining acceptance by enterprises. There are, however, barriers to its immediate acceptance by many enterprises. We believe one of the most common barriers is the cash expense to an enterprise of upgrading or replacing existing network infrastructure and legacy PBX systems. We believe a related concern of some enterprises is the non-cash expense associated with writing off the undepreciated cost of their legacy PBX system, particularly when substantial undepreciated costs of that system remain on an enterprise's balance sheet. Additionally, in our experience, doubts about the perceived quality of service offered by an IP-based telephony system, including concerns about audio quality, reliability, privacy and security have also been barriers to adoption of the technology by some enterprises, but in our experience, while still existing, these concerns have decreased over the past year.

      IP telephony as implemented by most enterprises typically requires upgraded or new network infrastructure, regardless of whether the enterprise chooses a hybrid or pure IP telephony solution. Most networks designed solely for data communications are inadequate to accommodate IP telephony functions featuring the quality of telephony service demanded by most customers. For example, most customers demand that voice communications be given priority over data communication in the allocation of their network's available resources. To do this, the enterprise's network infrastructure must be able to distinguish between data communication and voice communication. It must also be capable of prioritizing and allocating the use of system resources between voice and data to achieve the enterprise's quality of service expectations.

      We believe that the many complexities associated with IP telephony networks require specialized knowledge and skills not generally available to service providers experienced only in data networks or traditional telephone systems. The optimal design, implementation and support of IP telephony requires a service provider that is experienced and proficient in many different technologies, including data networking, telephony, various industry protocols, as well as the software and hardware needed to integrate those technologies.

OUR IP TELEPHONY AND NETWORK INFRASTRUCTURE BUSINESS

      We offer a complete range of products and services for Cisco-centric IP telephony solutions through our INX subsidiary. Until recently, most IP telephony solutions work we did involved our customer testing the technology rather than full-scale implementation of IP telephony. As the market for IP telephony solutions for enterprises matures from testing to full scale deployment, we believe that offering a comprehensive range of products and services to our customers will be critical in differentiating us from our competitors. Because services typically provide higher margins than the sale of products, we plan to emphasize recurring support services in our marketing strategy.

      Network Infrastructure Products

      Our products consist principally of network infrastructure components manufactured by Cisco, including routing and switching equipment, and related Cisco software, including Cisco Call Manager IP Telephony Software. We also offer software products to augment Cisco technology that are available from vendors other than Cisco, including our own software products.

      Design and Implementation Services

      We design and implement Cisco-centric IP telephony solutions. To provide these services, we employ highly trained network engineering staff, who are trained and experienced in both large, complex network infrastructure technology as well as Cisco IP telephony technology. Our technical and engineering staffs are also experienced in essential related technology such as network security. We have developed not only expertise in the area of enterprise IP telephony solutions and converged communications, but also methodologies for designing and implementing large, complex, converged communications infrastructures for enterprises.

      During 2001 and 2002, as the move towards IP telephony technology by enterprises began to develop, the majority of our customer engagements were limited to the installation of pilot projects in which our customers tested the technology. These types of projects required long selling cycles, substantial pre-sale involvement by skilled engineers and significant IP network design and upgrade services. Our IP telephony implementation services were a comparatively small component of the total services we provided in these pilot projects because our customers were implementing only relatively small "test" sites. These projects were characterized by sporadic services revenue and generally depressed gross margins for our services. Additionally, our engineering staff was often not fully utilized between projects. During 2003 and 2004 customers began to adopt IP telephony technology and we began to perform full implementations of the technology, which has resulted in our ability to more fully employ our engineering staff. This increased demand has improved our service revenues and our service margins.

      Post-Implementation Support Services

      In our view, there are two main support models for IP telephony: the current model used to support traditional PBX systems and the model used to support computer networks. We believe that neither the traditional PBX telephone support model nor the existing computer network support model best suits the needs of customers operating a converged communications infrastructure. We have created a specialized support model for supporting Cisco-centric converged communications systems, which we have branded under the Netsurant name. These services include remote monitoring and management of the customer's IP telephony and related IP network infrastructure, using specialized toolsets and a network support center with technical staff that are specifically trained and experienced in the area of Cisco IP telephony and complex, state-of-the-art IP network infrastructure. Customers are notified of system problems and we solve the problems detected either remotely or onsite. Our Netsurant network support center is staffed with technical staff that are specifically trained and experienced in both complex network infrastructure and Cisco IP telephony technology.

      Historicaly, when most customers were only testing IP telephony technology, post-implementation support services were not a high priority for those customers. But as customers transition to the full implementation of IP telephony, we believe that post-implementation support will become a higher priority. Additionally, we believe that the quality of support services is likely to become among the more significant factors for enterprises when they are choosing a service provider. Through our Netsurant service offering, we believe we will be positioned to provide support services that customers desire and require.

      Why We Offer Cisco-Centric IP Telephony Solutions Exclusively

      We offer only Cisco-centric network infrastructure solutions and Cisco-centric IP telephony solutions. We choose to do this because we believe it enables us to compete more effectively for large Cisco-centric IP telephony projects. Our sales force works closely with Cisco's sales organization to identify and close IP telephony projects. By deliberately refraining from selling products that are competitive with Cisco's products, we believe our relationship with Cisco is enhanced, and our sales staff and sales management, as well as our engineering staff, is more focused and knowledgeable about the products we sell.

      We believe that most sales of Cisco IP telephony systems are market share gains by Cisco. This is because Cisco only entered the voice communications market in 1998, and does not have a large traditional PBX telephone systems customer base to protect against encroachment by competitors. Because sales of IP telephony systems to enterprises will be largely systems replacing existing traditional PBX telephone systems, the traditional PBX manufacturers will be seeking to retain their existing customers while each system sold by Cisco will be a new customer for Cisco at the expense of a competitor, resulting in market shares gains by Cisco.

      The majority of the enterprise organization IP-based routing and switching equipment installed today is manufactured by Cisco. For that reason, we believe Cisco has a competitive advantage with respect to implementing pure, packet-switched IP telephony solutions. According to Infotech's April, 2004 report on enterprise IP telephony titled "Enterprise Convergence - The Race for IP Telephony Supremacy," Cisco had over a 50% share of the installed IP telephony handsets, but less than a 2% market share of all enterprise handsets installed, including traditional circuit-switched systems. Because of this, we believe Cisco has the potential to gain market share against its competitors as the move towards full adoption of IP telephony technology by enterprises continues. If we are able to grow to become a national rather than a regional provider of Cisco-centric network infrastructure, and if, as we expect, Cisco gains market share against its competitors, we believe that we will be able to substantially increase our revenues.

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

      We are an authorized reseller of Cisco products and have been awarded their "Gold" level status, which enables us to obtain the best published pricing discounts on the Cisco products that we sell, which in turn enables us to be competitive with other large Cisco product resellers.

      Geographic Expansion and Acquisitions

      We have grown to what we believe to be the leading regional Cisco-centric IP telephony solutions provider for Texas, with offices in Austin, Dallas, Houston and San Antonio, Texas. In February of 2005, we also opened an office in Washington, D.C. Our target customers for Cisco-centric IP telephony solutions are enterprise organizations with approximately 300 to 10,000 users. Because of being a dominant provider of Cisco-based IP telephony solutions for our target customers in the Texas market, without geographic expansion, our growth will begin to slow. With full adoption of IP telephony technology by enterprises at an early stage, we intend to expand nationally, establishing offices in other major U.S. markets in order to create a national presence, with the goal of eventually becoming the leading focused, national provider of Cisco-based IP telephony solutions to our target customers. We intend to do this, when feasible, by acquiring select Cisco-centric network infrastructure solutions companies in major markets, and adjusting the focus of those companies, if necessary, towards the opportunities created by the trend toward full adoption of IP telephony technology. We were successful in entering the Austin, Texas market by buying the operations of Digital Precision, Inc. in April 2003, and we have since become a dominant participant in that market. We believe there are opportunities in other markets to repeat the success we had entering Austin, Texas.

OUR COMPUTER TELEPHONY SOFTWARE BUSINESS

      We have developed and marketed our own proprietary computer telephony software applications through our Stratasoft subsidiary since 1995. Traditionally, our computer-telephony software applications have primarily consisted of products used by professional contact centers. More recently, we have migrated our traditional contact center products to take advantage of the trend towards the use of voice over IP technology. We have been developing new products that we hope will allow us to take advantage of the opportunity that we believe exists for computer telephony software applications for enterprise organizations that use IP telephony.

      Existing Products

      This software is used by professional contact centers and other complex, high volume telephony environments and is marketed under the trade name "Stratasoft." Our current complete contact center product offering allows our customers to rapidly customize our software to their business applications. Our Stratasoft products provide telephony functionality essential to contact center operations including:

      -     outbound predictive dialing;

      -     automatic call distribution for processing inbound calls;

      -     call blending between inbound and outbound activity;

      -     voice mail and auto attendant applications;

      -     text-to-speech capabilities;

      -     Web-based text chatting;

      -     fax on demand;

      -     interactive voice response;

      -     rapid application development and scripting;

      -     local / remotes agent using SIP soft phone technology;

      -     support for IP Telephony telephone lines.

      The open architecture design of our Stratasoft products allows for integration with the customer's existing systems and software applications, thus minimizing implementation expenses. Stratasoft's products have been awarded numerous awards by industry trade journals, including Call Centers Editors Choice award for 1998, Call Center Solutions product of the year award for 1998, Customer Interaction Solutions product of the year awards for both 2001 and for 2002, and Communications Solutions product of the year award for 2002. Recently, Technology Marketing Corporation's TMC Labs presented Stratasoft its Innovation Award for 2004, the Customer Interaction Solutions product of the year award for 2004, and the IP Contact Center Technology Pioneer award for 2005.

      Stratasoft's products are currently sold and used in over 20 countries worldwide,, including contact centers in the United States, Canada, the United Kingdom, Germany, Greece, India, Egypt, Japan, the Philippines and Grenada.

      Convergence Software Research and Development

      We intend to use our computer telephony software development expertise to create and market new software products that augment and enhance Cisco-centric IP telephony solutions. We believe that IP telephony and convergence will create an environment where there will be an opportunity to create new software applications to integrate voice, video and data into a customer's business processes and traditional business applications in ways that were not possible before. These software applications are often called

"convergence applications." Therefore we believe our extensive experience in developing and marketing complex computer telephony software applications positions us to take advantage of this opportunity.

REMOTE INFORMATION TECHNOLOGY MANAGEMENT

      We offer a variety of services related to cost reduction and performance improvement of information technology through Internet-based remote service and support of information technology. These services include the following:

      -     remote end user and server management;

      -     data and network management; and

      -     security and internet services.

      We operate this third of our three business segments through our Valerent, Inc. subsidiary and under the trade name "Valerent."

CUSTOMERS

      We had one customer that represented 10% or more of our revenue for the year ended December 31, 2004. Micro System Enterprise, Inc. / Acclaim Professional Services ("MSE"), an agent related to the Dallas Independent School District E-Rate funded program, which represented approximately 16.1% of our consolidated revenue for the year ended December 31, 2004 and approximately 49.5% of our consolidated net accounts receivable at December 31, 2004. We had no customer that represented 10% or more of our total consolidated revenue during the years ended December 31, 2002 or 2003.

      IP Telephony and Network Infrastructure

      Customers for our Cisco-centric IP telephony and other network solutions are typically medium- to larger-sized corporate organizations, schools and governmental agencies that use large network infrastructures. Presently, a majority of our customers are located in, or make significant network infrastructure decisions in Texas. They include private enterprises in various industries such as healthcare, legal, banking, energy and utilities, hospitality, transportation, manufacturing and entertainment. In addition to its direct sales model, INX has also provided technical consulting and project management services as a sub-contractor for companies such as EDS, IBM and Sprint. Although our customers are generally based in Texas, we have performed work at their locations in other parts of the United States, and on occasion, internationally.

      During 2004, we performed an increased amount of business with educational and governmental customers, including schools that receive funding for network infrastructure under a federal program, commonly referred to as the "e-Rate" program. These customers typically pay more slowly than our commercial customers, and to the extent a greater portion of our revenue is derived from these customers, our business cycle and collections cycle is extended and our working capital requirements are increased as a percent of our revenue.

      Computer Telephony Software

      Customers for our computer telephony software are typically contact centers or companies or organizations that operate a contact center, including political and non-profit organizations. A majority of our customers have historically been located in the United States, but we have increasingly sold and installed call center systems internationally. In 2002, 2003 and 2004, approximately 28.2%, 42.2% and 23.7%, respectively, of Stratasoft's revenue, and 4.4%, 5.1% and 2.3%, respectively, of our consolidated revenue, were with customers outside the United States, including customers in India, Egypt, the United Kingdom, Canada, Japan, Germany, Greece and the Philippines.

      We believe that Stratasoft's typical contact center customers may change in the future due to changes in the contact industry that are occurring as a result of the "National Do Not Call" legislation. This may occur because the new legislation created unintended incentives for large companies or organizations that have large numbers of customers to enter the contract contact center industry. We believe the new legislation created these incentives because it permits companies to contact their own customers for the purpose of marketing. If this trend develops as we expect, our typical customer could become a larger enterprise rather than a smaller contact center business.

      If we are successful developing and marketing new software applications for use by enterprise customers that use IP telephony for other than contact center operations, we expect that a higher percentage of Stratasoft's revenues will come from enterprise customers, rather than smaller contact center businesses.

      Remote Information Technology Management

      Customers for our remote information technology management consist primarily of commercial businesses as well as state and local governmental organizations, primarily in Houston and Dallas.

SALES AND MARKETING

      We market our products and services primarily through sales personnel, including account managers and customer service representatives. These sales personnel are partially compensated, and in some cases are solely compensated, based on productivity, specifically either the revenue or the profitability of sales that they participate in developing. In addition, Stratasoft markets its computer telephony software applications through a network of value added resellers, who often integrate their products and services with Stratasoft's software products. We also promote our products and services through general and trade advertising, and participation in trade shows. INX's sales organization works closely with the Cisco sales organization to identify opportunities for IP telephony and network infrastructure solutions.

      Potential customers for our IP telephony and network infrastructure business sometimes, particularly governmental and educational customers, specify that bid and performance bonds must be provided in order to be considered for the award of their projects, particularly in the case of larger projects. In the past we have been unable to obtain bid bonds or performance bonds requested by potential customers in connection with some large potential transactions. In some cases, we have lost business because of this. In other cases, we were able to obtain only a smaller portion of the overall project by acting as a subcontractor, to a larger, better financed organization that was able to obtain the necessary bonding. The proceeds from our public equity offering in May 2004 and posting several quarters of profitability, coupled with a generally improving market for performance bonding, has improved our ability to obtain bonding. In July 2004 we established a bonding line with SureTec Insurance Company. However, we expect that our ability to bid and win certain larger projects will continue to be adversely affected by our bonding capabilities, which are defined by our financial strength and the level of, and history of, profitability.

SUPPLY AND DISTRIBUTION

      We purchase equipment that is sold in conjunction with Stratasoft's software products and by INX as part of network infrastructure and/or IP telephony solutions. INX makes up the substantial majority of product purchases, and purchases the majority of the Cisco products that it resells directly from Cisco. We also purchase some of our products through various distribution channels when a product is not available directly from Cisco. In addition, Valerent and INX purchase or exchange service parts, typically with the product manufacturer or its authorized parts distributor. Additionally, Stratasoft uses resellers to distribute its software products. We attempt to keep minimal inventory on hand and attempt to purchase inventory only as needed to fulfill orders. We attempt to ship products directly from our supplier to our customer when possible in order to shorten the business cycle and avoid handling the product in our facility.

COMPETITION

      The market for communications systems, including network infrastructure, IP telephony solutions and computer telephony software for contact centers is evolving rapidly, is highly competitive and is subject to rapid technological change. Many of our competitors are substantially larger than we are and have significantly greater financial, sales, marketing, technical and other resources. We expect to face increasing competitive pressures from both current and future competitors in the markets we serve. Our competition varies by business segment.

      Our competition for IP telephony and network infrastructure solutions is highly fragmented, and we compete with numerous large and small competitors. In our efforts to market Cisco-centric IP telephony solutions we compete with manufacturers of IP telephony equipment such as Avaya, Inc. and

Nortel Networks Corporation as well as with such manufacturer's integrators and solution providers. For Cisco-centric IP telephony solutions and network infrastructure solutions, we compete with large, well established Cisco equipment integrators and solution providers, including most of the major national and international solution providers such as EDS, IBM, SBC and others.

      With regard to our computer telephony software applications for contact centers, we compete primarily with manufacturers of specialized contact center systems, such as Avaya, Concerto, Interactive Intelligence, and others. If we are successful in developing other software applications to augment and enhance Cisco-centric IP telephony solutions, we expect to face competition from numerous early stage companies focused in this area as well as many large, well-established software companies and telephone systems manufacturers.

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

EMPLOYEES

      At March 24, 2005 we employed approximately 194 people. Of these, approximately 44 were employed in sales, marketing and customer service, 88 were employed in engineering and technical positions and 62 were employed in administration, finance and MIS. Approximately 38% of our network engineering staff in our INX subsidiary hold the Cisco Certified Internetwork Engineer certification, the highest level of Cisco technical certification. We believe that our ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been, and will continue to be, critical to our ability to execute our business plans. None of our employees are represented by a labor union nor are any subject to a collective bargaining agreement. We believe that our relations with our employees are good.

CERTAIN MILESTONES IN OUR CORPORATE DEVELOPMENT

      We started business as a computer reseller and service provider in 1983. We added a traditional PBX telephone systems business unit in 1994, and founded Stratasoft in 1995. We conducted an initial public offering and became a public company in 1997. By 1999, we had grown to over $200 million in revenue, operating from five offices in Texas, with over 500 employees.

      In 1999, we decided to sell both our computer products reselling business and our traditional PBX telephone systems business, which together accounted for approximately 90% of our total revenue at the time, and reposition our company to take advantage of what we then believed would become a significant opportunity in the area of converged communications using network infrastructure. We closed the sale of these two business units by mid-2000 and started the process of building our current Cisco-centric network infrastructure solutions organization with a significant focus on PBX IP telephony technology in the enterprise market.

GENERAL INFORMATION

      Our corporate headquarters are located at 6401 Southwest Freeway, Houston, Texas 77074, and our telephone number is (713) 795-2000. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available without charge from us on our website at http://www.I-Sector.com, as reasonably practicable following the time they are filed with or furnished to the SEC.

RISKS RELATED TO OUR BUSINESS

      We have a history of losses and may continue to incur losses.

      We incurred a net loss in each fiscal year since 1998, except fiscal 2004. As of December 31, 2004, our accumulated deficit was $1.7 million. During 2004 our income was $1.5 million, but we cannot assure you that profitability will continue in upcoming quarters or years. In order to continue profitability, we will have to maintain or increase our operating margin. Improvements in operating margin could result from increases in revenue without comparable increases in operating expense, from changes in the mix of products and services we sell, or from other factors. Our profitability improved in 2004 compared to 2003,primarily due to increased gross margin percentage and the fact that our operating expenses increased at a lower rate than revenue growth. We cannot assure you that we will be able to continue to achieve improved operating margins, or that operating margin will not decrease in the future. If we were unable to increase revenue, if our gross margin decreases, or if we are unable to control our operating expenses, our business could produce losses. We have only recently become profitable and are in a rapidly changing industry. In addition, our business depends upon winning new contracts with new customers, the size of which may vary from contract to contract. Whether we are able to remain profitable in the future will depend on many factors, but primarily upon the commercial acceptance of IP telephony products and services, specifically those developed and marketed by Cisco.

      Our success is dependent on maintaining our relationship with Cisco

      Approximately 77% of our revenue for the year ended December 31, 2004 was derived from the sale of Cisco products, network products and related services. We anticipate that these products and related services will account for a significant portion of our revenue for the foreseeable future. We have a contract with Cisco to purchase the products that we resell, and we purchase substantially all of our Cisco products directly from Cisco. Cisco can terminate this agreement on relatively short notice. Cisco has designated us an authorized reseller and we receive certain benefits from this designation, including special pricing and payment terms. We have in the past, and may in the future, purchase Cisco-centric products from other sources. When we purchase Cisco-centric products from sources other than Cisco, the prices are typically higher and the payment terms are not as favorable. Accordingly, if we are unable to purchase directly from Cisco, maintain our status as an authorized reseller of Cisco network products and to expand our relationship with Cisco, our business could be significantly harmed. If we are unable to purchase Cisco products from other sources on terms that are comparable to the terms we currently receive, our business would be harmed and our operating results and financial condition would be materially and adversely affected.

      Our success depends upon broad market acceptance of IP telephony.

      The market for IP telephony products and services is relatively new and is characterized by rapid technological change, evolving industry standards and strong customer demand for new products, applications and services. As is typical of a new and rapidly evolving industry, the demand for, and market acceptance of, recently introduced IP telephony products and services are highly uncertain. We cannot assure you that the use of IP telephony will become widespread. The commercial acceptance of IP telephony products, including Cisco-centric products, may be affected by a number of factors including:

            -     quality of infrastructure;

            -     security concerns;

            -     equipment, software or other technology failures;

            -     government regulation;

            -     inconsistent quality of service;

            -     poor voice quality over IP networks; and

            - lack of availability of cost-effective, high-speed network capacity.

      If the market for IP telephony fails to develop, develops more slowly than we anticipate, or if IP telephony products fail to achieve market acceptance, our business will be adversely affected.

      Although our success is generally dependent upon the market acceptance of IP telephony, our success also depends upon a broad market acceptance of Cisco-centric IP telephony.

      We cannot assure you that the Cisco-centric IP telephony products we offer will obtain broad market acceptance. Competition, technological advances and other factors could reduce demand for, or market acceptance of, the Cisco-centric IP telephony products and services we offer. In addition, new products, applications or services may be developed that are better adapted to changing technology or customer demands and that could render our Cisco-centric products and services unmarketable or obsolete. To compete successfully, the Cisco-centric IP telephony products we offer must achieve broad market acceptance and we must continually enhance our related software and customer services in a timely and cost-effective manner. If the Cisco-centric IP telephony products we offer fail to achieve broad market acceptance, or if we do not adapt our existing services to customer demands or evolving industry standards, our business, financial condition and results of operation could be significantly harmed.

      Our business depends on the level of capital spending by enterprises for communications products and services.

      As a supplier of IP telephony products, applications and services for enterprises, our business depends on the level of capital spending for communications products and services by enterprises in our markets. We believe that an enterprise's investment in communications systems and related products and services depends largely on general economic conditions that can vary significantly as a result of changing conditions in the economy as a whole. The market for communications products and services may continue to grow at a modest rate or not at all. If our customers decrease their level of spending on communications systems and the related products and services, our revenue and operating results may be adversely affected.

      A majority of our customers are based in Texas.

      We offer our IP telephony products and services primarily to businesses in Texas. Because a majority of the enterprises that we offer our IP telephony products to are geographically concentrated in Texas, our customers' level of spending on communication products may be affected by economic condition in Texas, in addition to general economic conditions in the United States. If demand for IP telephony products by enterprises in Texas decreases our business, financial condition and results of operations could be significantly harmed.

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

      We may need additional capital to grow our business. Our business plan calls for the expansion of sales of our IP telephony products to enterprises in geographical markets where we currently do not operate, including expansion through acquisitions. If we do not have adequate capital or are not able to raise the capital to fund our business objectives, we may have to delay the implementation of our business plan. We can provide no assurance that we will be able to obtain financing if required, or if financing is available, there is no assurance that the terms would be favorable to existing shareholders. Our ability to obtain additional financing is subject to a number of factors, including general market conditions, investor acceptance of our business plan, our operating performance and financial condition, and investor sentiment. These factors may affect the timing, amount, terms or conditions of additional financing available to us.

      We may be unable to manage our growth effectively, which may harm our business.

      The ability to operate our business in a rapidly evolving market requires effective planning and management. Our efforts to grow have placed, and are expected to continue to place, a significant strain on our personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will require us to successfully attract, train, motivate and manage new employees, to integrate new employees into our operations and to continue to improve our operational, financial and management controls and procedures. If we are unable to implement adequate controls or integrate new employees into our business in an efficient and timely manner, our operations could be adversely affected and our growth could be impaired.

      Our operating results have historically been volatile, and may continue to be volatile, particularly from quarter to quarter.

      Our revenue for the third quarter of 2004 increased by approximately 49% from the second quarter, and it increased over 56% from the third quarter of 2003. Our revenue for the fourth quarter of 2004 decreased by approximately 26% from the third quarter of 2004, but increased over 59% from the fourth quarter of 2003. Our quarterly operating results have historically depended on, and may fluctuate in the future as a result of, many factors including:

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

      The markets for our all of products and services, and especially our IP telephony products and services, are extremely competitive and subject to rapid change. Substantial growth in demand for IP telephony solutions has been predicted, and we expect competition to increase as existing competitors enhance and expand their products and services and as new participants enter the IP telephony market. IP telephony involves the application of traditional computer-based technology to voice communication, and the hardware component of the solution is readily available. Accordingly, there are relatively few barriers to entry to companies with computer and network experience. A rapid increase in competition could negatively affect the amount of business that we get and the prices that we can charge.

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

            -     difficulty retaining key personnel of the acquired business;

            -     difficulty retaining customers of the acquired businesses;

            - difficulties in managing the financial and strategic position of acquired or developed products, services and technologies;

            - difficulties in maintaining customer relationships, in particular where a substantial portion of the target's sales were derived from products that compete with products that we currently offer;

            - the diversion of management's attention from the core business;

            - inability to maintain uniform standards, controls, policies and procedures; and

            - damage to relationships with acquired employees and customers as a result of integration of the acquired business.

      Finally, to the extent that shares of our common stock or rights to purchase common stock are issued in connection with any future acquisitions, dilution to our existing stockholders will result and our earnings per share may suffer. Any future acquisitions may not generate the anticipated level of revenue and earnings or provide any benefit to our business, and we may not achieve a satisfactory return on our investment in any acquired businesses.

      Our international operations, which we plan to expand, will subject us to additional risks that may adversely affect our operating results due to increased costs.

      Our revenue generated outside the United States, as a percentage of our total revenue, was 5.1% and 2.3% for the years ended December 31, 2003 and 2004, respectively. We intend to continue to pursue international opportunities. Pursuit of international opportunities may require us to make significant investments for an extended period before returns on such investments, if any, are realized. International operations are subject to a number of risks and potential costs, including:

            - unexpected changes in regulatory requirements and telecommunication standards;

            -     tariffs and other trade barriers;

            -     risk of loss in currency exchange transactions;

            -     exchange controls or other currency restrictions;

            -     difficulty in collecting receivables;

            -     difficulty in staffing and managing foreign operations;

            -     the need to customize marketing and products;

            - inadequate protection of intellectual property in countries outside the United Stes;

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

      We are dependent on the continued efforts of our senior management team, including our Chairman and Chief Executive Officer, James H. Long, our President and Chief Operating Officer, Mark T. Hilz, our President of Stratasoft, Bob Hennessey, our President of Valerent, Frank Cano and our Vice President and Chief Financial Officer, Brian Fontana. If for any reason, our senior executives do not continue to be active in management; our business, financial condition or results of operations could be adversely affected. We cannot assure you that we will be able to continue to retain our senior executives or other personnel necessary for the development of our business.

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

      The Sarbanes-Oxley Act of 2002 requires heightened financial disclosure and corporate governance for all publicly traded companies. Although costs of compliance with the Sarbanes-Oxley Act are uncertain due to several factors, we expect that our general and administrative expenses will increase. Furthermore, the American Stock Exchange has adopted amendments to its listing standards that will impose additional corporate governance requirements. In the past, we met the requirements of the "Controlled Company" exemption under Section 801 (a) of the American Stock Exchange Company Guide (the "Guide"). However, as of May 2004, when we completed a public equity offering, we were no longer able to use this exception and must comply with certain additional requirements under the Guide, including the guidance requiring director independence. Failure to comply with the Sarbanes-Oxley Act, Securities and Exchange Commission ("SEC") regulations or American Stock Exchange listing requirements may result in penalties, fines or delisting of our securities from the American Stock Exchange, which could limit our ability to access the capital markets, having a negative impact on our financial condition and results of operations.

ITEM 2.  PROPERTIES

      We do not own any real property and currently lease all of our existing facilities. We lease the Houston office for our Corporate, INX, Stratasoft and Valerent segments, and it is housed in a freestanding building of approximately 48,000 square feet. On November 30, 1999, the building was acquired by a corporation owned by our Chairman and Chief Executive Officer. A new lease at reduced rental rates was signed on February 1, 2002, which expires on January 31, 2007. Our Dallas office relocated during 2004. The Dallas facility was originally a space of approximately 8,960 square feet before occupying a newly leased facility with 23,332 square feet. The initial Dallas facility lease term began July 2000 and expired in July 2003, but upon expiration the lease was continued on a month to month basis until June of 2004. During June 2004 the Dallas facility relocated to the newly leased facility subject to a lease that expires in May 2010. The Dallas facility is leased for our INX and Valerent segments. Our Austin office is leased for our INX segment, and it is a space of approximately 2,845 square feet. The Austin facility lease was acquired in conjunction with our acquisition of Digital Precision in April 2003 and expires October 31, 2006. The San Antonio office is leased for out INX segment, and it is a space of approximately 2,040 square feet which began in July 2004 and expires in July 2007. The Washington D. C. office is leased for our INX segment, and it is a space of approximately 1,004 square feet which began in February 2005 and expires in February 2006.

ITEM 3. LEGAL PROCEEDINGS

      We are party to litigation and claims that management believes are normal in the course of our operations; while the results of such litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our results of operations or financial position.

      In August 2002, Inacom Corp. filed a lawsuit in the District Court of Douglas County, Nebraska styled Inacom Corp. v. I-Sector Corporation, f/k/a Allstar Systems, Inc., claiming that we owed the sum of approximately $570,000 to Inacom ("Inacom") as a result of Inacom's termination of a Vendor Purchase Agreement between Inacom and us. We believe that the lawsuit is without merit, and we intend to vigorously contest it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 30, 2004, we held our annual meeting of stockholders. The aggregate number of shares of common stock of the Company entitled to vote at the meeting was 5,177,154. Present at the meeting, in person and by proxy, were the holders of 5,038,567 shares of common stock representing 97.32% of the total number of shares entitled to vote and constituting a quorum. The holders of our common stock elected James H. Long, Donald R. Chadwick, Cary M. Grossman and John B. Cartwright as directors and approved an amendment to the company's incentive stock plan to increase the number of shares of common stock reserved for issuance under the plan from 600,000 shares to 900,000 shares as follows.

ELECTION OF DIRECTORS:

                   NAME OF NOMINEE                               NUMBER OF VOTES VOTED FOR            NUMBER OF VOTES WITHHELD
-------------------------------------------------------          -------------------------            ------------------------
James H. Long..........................................                  4,773,751                           264,816
Donald R. Chadwick.....................................                  4,817,151                           221,416
Cary M. Grossman.......................................                  4,891,367                           147,200
John B. Cartwright.....................................                  4,778,751                           259,816

AMENDMENT TO THE INCENTIVE STOCK PLAN:

                                                     NUMBER OF VOTES   NUMBER OF VOTES    NUMBER OF VOTES      BROKER
                                                        VOTED FOR       VOTED AGAINST        WITHHELD         NON-VOTE
                                                     ---------------   ---------------    ---------------     ---------
Amend the Incentive Stock Plan...............          2,539,959           312,282              675           2,185,651

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      On December 29, 2003, our common stock began trading on the American Stock Exchange under the ticker symbol "ISR." Prior to December 29, 2003 and since the change of the corporate name on July 11, 2000, our common stock was traded on the NASDAQ Small Cap Market under the symbol "ISEC." Prior to July 11, 2000, our shares traded under the symbol "ALLS." As of June 8, 2004, our warrants began trading on the American Stock Exchange under the symbol "ISR.WS." Our units traded under the symbol "ISR.U" for a limited period beginning on May 7, 2004 and ending on June 7, 2004.

      COMMON STOCK

      The following table set forth the price range of our common stock.

                                                      HIGH           LOW
                                                     -------        ------
2003

    First Quarter...........................         $  2.06        $ 1.64
    Second Quarter..........................         $  2.40        $ 1.75
    Third Quarter...........................         $  4.40        $ 2.60
    Fourth Quarter..........................         $ 15.97        $ 4.14

2004

    First Quarter...........................         $ 15.87        $ 6.25
    Second Quarter..........................         $  9.90        $ 7.61
    Third Quarter...........................         $  8.36        $ 6.43
    Fourth Quarter..........................         $ 10.12        $ 6.75

      WARRANTS

      The following table set forth the high and low sales prices of our warrants as quoted by the American Stock Exchange commencing on June 8, 2004, the first day of trading.

                                                      HIGH           LOW
                                                     -------        ------
2004

    Second Quarter........................           $  1.85        $ 1.20
    Third Quarter.........................           $  1.60        $ 1.00
    Fourth Quarter........................           $  2.35        $ 1.16

      UNITS

      The following table set forth the high and low sales prices of our units as quoted by the American Stock Exchange during their limited 32 day trading period beginning on May 7, 2004, and ending on June 7, 2004.

                                                      HIGH           LOW
                                                     -------        ------
2004

    Second Quarter........................           $ 19.95        $16.15

      As of March 18, 2005, we had 43 stockholders of record of our common stock. On March 25, 2005, the closing sales price of our common stock and warrants as reported by the American Stock Exchange was $5.60 per share and $0.80 per warrant.

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

ITEM 6.  SELECTED FINANCIAL DATA

      The following sets forth the selected data of the company for the five years ended December 31, 2004.

                                                                        YEAR ENDED DECEMBER 31
                                                         -----------------------------------------------------
                                                          2000       2001       2002        2003        2004
                                                         -------   -------    -------     --------    --------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Revenue:
     Products.........................................   $ 1,670   $ 9,925    $29,805     $ 46,900    $ 72,680
     Services.........................................     8,757     6,477      5,647        7,725      11,393
     Custom projects..................................     6,660     7,218      6,569        7,527       8,996
                                                         -------   -------    -------     --------    --------
      Total revenue...................................    17,087    23,620     42,021       62,152      93,069
Cost of sales and services:
     Products.........................................     2,104     8,685     26,437       41,060      61,694
     Services.........................................     7,291     5,322      4,395        5,383       7,273
     Custom projects..................................     3,573     3,318      2,920        2,982       4,150
                                                         -------   -------    -------     --------    --------
     Total cost of sales and services.................    12,968    17,325     33,752       49,425      73,117
Gross profit:
     Products.........................................      (434)    1,240      3,368        5,840      10,986
     Services.........................................     1,466     1,155      1,252        2,342       4,120
     Custom projects..................................     3,087     3,900      3,649        4,545       4,846
                                                         -------   -------    -------     --------    --------
     Total gross profit...............................     4,119     6,295      8,269       12,727      19,952
Selling, general and administrative expenses..........     9,479    10,573     10,625       15,061      18,254
                                                         -------   -------    -------     --------    --------
       Operating income (loss)........................    (5,360)   (4,278)    (2,356)      (2,334)      1,698
Interest and other income (expense), net..............       239       316        115          107        (108)
                                                         -------   -------    -------     --------    --------
Income (loss) from continuing operations before
    income tax benefit................................    (5,121)   (3,962)    (2,241)      (2,227)      1,590
Tax benefit...........................................     1,493        87      1,595          181          19
                                                         -------   -------    -------     --------    --------
Net income (loss) from continuing operations
    before minority interests.........................    (3,628)   (3,875)      (646)      (2,046)      1,609
 Minority interests...................................         -         -          -            -        (117)
                                                         -------   -------    -------     --------    --------
Net income (loss) from continuing operations..........    (3,628)   (3,875)      (646)      (2,046)      1,492
Gain on disposal of discontinued operations,
    net of taxes......................................     3,585       170        262          210          38
                                                         -------   -------    -------     --------    --------
Net income (loss).....................................   $   (43)  $(3,705)   $  (384)    $ (1,836)   $  1,530
                                                         =======   =======    =======     ========    ========
Net income (loss) per share:
   Basic:
Net income (loss) from continuing operations
    before minority interests.........................   $ (0.90)  $ (0.99)   $ (0.17)    $  (0.55)   $   0.35
      Minority interests..............................         -         -          -            -       (0.03)
      Gain on disposal of discontinued operations,
            Net of taxes..............................      0.89      0.04       0.07         0.06        0.01
                                                         -------   -------    -------     --------    --------
      Net income (loss) per share.....................   $ (0.01)  $ (0.95)   $ (0.10)    $  (0.49)   $   0.33
                                                         =======   =======    =======     ========    ========
   Diluted:
Net income (loss) from continuing operations
    before minority interests.........................   $ (0.90)  $ (0.99)   $ (0.17)    $  (0.56)   $   0.32
      Minority interests..............................         -         -          -            -       (0.02)
      Gain on disposal of discontinued operations,
            Net of taxes..............................      0.89      0.04       0.07         0.06        0.01
                                                         -------   -------    -------     --------    --------
      Net income (loss) per share.....................   $ (0.01)  $ (0.95)   $ (0.10)    $  (0.50)   $   0.31
                                                         =======   =======    =======     ========    ========

BALANCE SHEET DATA:
Working capital.......................................   $10,098   $ 5,983    $ 5,540     $  3,724    $ 13,143
Total assets..........................................    17,142    13,548     15,751       19,207      41,139
Current portion of long-term debt (1).................         -       213        157        1,784       8,220
Long-term debt........................................         -       410        247          229         122
Stockholders' equity..................................   $11,912   $ 8,015    $ 7,640     $  6,619    $ 15,849

(1) Excludes non-interest borrowings under Textron Flooplan Loan. (See Note 7 of consolidated financial statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Please read the following discussion of our financial condition and results of operations together with "Item 6. Selected Financial Data" and our consolidated financial statements and the notes to those statements included elsewhere in this report. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Item 1. Business- Risk Factors" and elsewhere in this report.

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

      We begin Management's Discussion and Analysis of Financial Condition and Results of Operations with an overview of our strategies for achieving this goal and improving profitability. From a financial perspective, these operating strategies have a number of important implications for our results of operations and financial condition.

STRATEGY

      We plan to improve profitability by implementing the strategies discussed below. We believe that our strategies will allow us to continue to increase total revenues. We also believe our strategies will enable us to improve our gross margins on INX revenue. At the same time, we will seek to limit the growth of relatively fixed components of our selling, general and administrative expenses relative to the growth of revenue so that those expenses become a relatively smaller percentage of total revenues. Through a combination of increased revenue, slightly increased gross margin and somewhat decreased growth of selling, general and administrative expenses, relative to the growth of revenue, we hope to be able to increase our operating margin and increase profitability at a more rapid rate than revenue increases. We expect that selling expenses can generally be expected to increase in proportion to our revenues increases. For example, our sales staff earns sales commissions that are typically calculated as a percentage of gross profit produced. Historically, sales commissions have been approximately 22% to 24% of gross profit and we expect sales commissions to continue to consume similar percentages of total gross profit. However, we believe that if we are successful in implementing our strategies, many general and administrative expenses (such as management salaries, administrative wages and professional expenses) will decrease as a percentage of our total revenues because we believe we can achieve some levels of leverage on certain of these operating expenses.

      Our key operating strategies include:

            - seeking larger, full scale IP telephony implementation projects, as opposed to smaller pilot projects;

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

            - developing and marketing our own computer telephony software products that operate with and augment Cisco-centric IP telephony products; and

            - Developing and marketing our own proprietary equipment for certain IP communications solutions.

      If we are successful in obtaining larger, full scale IP telephony implementation projects, we expect that our gross revenues from both products and services will increase because these projects, by their nature, typically require a substantially higher level of our services and more products than do smaller projects. Larger projects, however, can strain our financial resources.

      Increases in the size and volume of the IP telephony projects we undertake can also challenge our cash management. For example, larger projects can reduce our available cash by requiring that we carry higher levels of inventory. Larger projects can also require other investments in working capital. This is because, in some cases, we do not receive payments from our customers for extended periods of time. Until we invoice the customer and are paid, all of the cash expended on labor and products on the project remains invested in work-in-progress and accounts receivable. We expect that we will need increasing levels of working capital in the future if we are successful in growing our business as we intend.

      To meet our cash requirements to support planned growth, we expect to rely on capital provided from our operations and our credit facility, which is collateralized by our accounts receivable and substantially all of our assets. In May 2004, we raised capital through a public equity offering with net proceeds of $7.5 million. We used the net proceeds of this equity offering primarily for working capital and to repay interest-bearing debt then outstanding under our credit facility.

      Although over 79% of our revenue in 2004 was attributable to product sales, the gross profit margins on sales of our services have been substantially higher than those for sales of products, with the exception of sales of our proprietary Stratasoft software products. In 2004, for example, the gross profit margin on sales of products by INX was 15.1%, while the gross profit margin on sales of services by INX for that year was 33.4%. We plan to increase revenue from services, particularly our post-implementation services for IP telephony. The success of this aspect of our strategy largely depends on our ability to attract and retain highly skilled and experienced employees.

      For the last three years, the largest component of our total cost of sales and service has been purchases of Cisco-centric IP telephony products by INX. The majority of those purchases were directly from Cisco. We typically purchase from various wholesale distributors only when we cannot purchase products directly from Cisco on a timely basis. Our reliance on Cisco as the primary supplier for the network and IP telephony equipment and technology we offer means that our results of operations from period to period depend substantially on the terms upon which we are able to purchase these products from Cisco and, to a much lesser extent, from wholesale distributors of Cisco's products. Therefore, our ability to manage the largest component of our cost of sales and service is very limited and depends to a large degree on maintaining and growing our relationship with Cisco. Our cost of products purchased from Cisco can be substantially influenced by whether Cisco sponsors sales incentive programs and whether we qualify for such incentives. There is a risk that we may not meet the incentive criteria in the future. In addition, we are typically reliant on Cisco and their product pricing. The respective timing of when vendor incentives become earned and determinable creates significant fluctuations in our gross margin.

      We also plan to grow our business in other geographic areas through strategic acquisitions of similar businesses or by opening our own offices. This aspect of our strategy can affect our financial condition and results of operations in many ways. The purchase price for business acquisitions and the costs of opening offices may require substantial cash and may require us to incur long term debt. The expenses of a geographic expansion in an area may well exceed the revenues attributable to a new business or office for some time, even if it performs as we expect. Additionally, it is possible that our acquisition activities may require that we record substantial amounts of goodwill if the consideration paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired, which we expect is likely. To the extent an acquisition results in goodwill, we will reevaluate the value of that goodwill at least annually and adjust the value as appropriate. If we determine that the value of the goodwill has decreased, the resulting adjustment could result in a non-cash charge to earnings in the periods of revaluation.

      Developing new or substantially improved computer telephony software products will require us to expend cash and record software development expenses. Software development costs have been, and we expect will continue to be expensed because we expect to incur substantially all costs prior to achieving technological feasibility in developing a new or substantially improved software product.

ELIMINATING MINORITY INTEREST IN INX

      Between April 2004 and March 18, 2005, our INX subsidiary had a minority interest. The minority interest was eliminated through an exchange of the minority interest for an interest in I-Sector on March 18, 2005.

      Prior to April 2004, INX had been our wholly-owned subsidiary. In April 2004, INX ceased to be a wholly-owned subsidiary as the result of the issuance of INX common stock to the former owners of Digital Precision, Inc., which INX acquired in April 2003. In connection with that acquisition, we agreed to issue to the seller 1.8 million shares of INX common stock as additional purchase consideration for their business if certain employees remained employed through April 4, 2004, the first anniversary of the acquisition. This condition was met and the INX stock was issued in April 2004. At the time of issuance of that INX common stock, we recognized additional customer list value of $234,000 as an intangible asset to be amortized over a two year period. When that issuance occurred, our ownership percentage of INX's common stock declined to approximately 92.4%, and we recognized $162,000 of minority interest on our balance sheet upon issuance.

      Since we owned 92.4% of INX's stock for December 31, 2004, our interest in INX's future profits and losses have been reduced for the minority share. Under accounting principles generally accepted in the United States of America, our consolidated financial statements for the period through the exchange will reflect a minority interest adjustment of the reportable profits and losses of INX attributable to the minority ownership. For 2004, we reported income attributable to minority interest of $117,000 in our statement of operations and a minority interest balance of $279,000 in our balance sheet.

      On February 1, 2005 we entered into an agreement with the INX minority shareholder group to merge INX into I-Sector, contingent upon I-Sector stockholder approval. Upon stockholder approval on March 18, 2005, INX became a wholly-owned subsidiary of the Company. The exchange of the minority interest resulted in a remeasurement of the stock options that were part of the minority interest and such remeasurement resulted in a $5.7 million one-time non-cash charge to earnings, which was equal to the intrinsic value of the stock options on March 18, 2005. This one-time non-cash charge to earnings, which does not impact assets or liabilities, will reduce reported net income and earnings per share in our first quarter ending March 31, 2005. The elimination of the minority interest will simplify our capital structure and eliminate the minority interest on our financial statements, but will increase the shares used to compute diluted earnings per share due to the shares of our common stock issued in the exchange and because of the increased number of stock options resulting from exchanging INX stock options for our stock options. Based on the closing stock price of $6.25 on March 18, 2005, we expect shares used in computing diluted earnings per share to increase by approximately 1,161,592 shares as a result of the exchange of the minority interest.

RESULTS OF OPERATIONS

      Overview

      Sources of Revenue. Our revenue is derived from three segments represented by our three operating subsidiaries, INX, Stratasoft and Valerent. During the year ended December 31, 2004, INX, Stratasoft and Valerent accounted for 83.1%, 9.5% and 7.4%, respectively, of total consolidated revenue.

      INX revenue consists of product and service revenue. Product revenue consists of reselling Cisco products and limited amounts of complementary products from other manufacturers. Service revenue is generated by fees from a variety of implementation and support services. Product prices for INX are set by the market for Cisco products and provide our lowest gross margins. Service revenue for INX has generally increased over the past several years as the cost of INX's technical resources, which are reflected as a cost of service, has decreased as a percentage of services revenue. Certain fixed and flat fee service contracts that extend over three months or more are accounted for on the percentage of completion method of accounting.

      Historically, the majority of INX's services revenue has been generated from implementation services, which is project oriented and tends to be volatile. As the number, frequency and size of INX projects has grown, INX has achieved better utilization of its engineering resources, resulting in improved gross margins on services. The normal sales cycle for corporate customers typically ranges from three to six months depending on the nature, scope and size of the project. Our experience with educational organizations utilizing E-Rate funding, which is a federal government funding program for schools administered by the Schools and Libraries Division Universal Services Administrative Corporation (the "SLD") indicates that the sales cycle is generally about six to twelve months or longer.

      Since the latter part of 2004, INX has experienced payment delays for amounts due from educational organization projects that are being partially funded by the SLD. The SLD has informed us that these payment delays are due to administrative issues within the SLD. In November 2004, pending a satisfactory resolution of the issues causing the payment delays, or payment of a substantial portion of the past due amounts, we temporarily suspended product shipments for certain SLD-funded projects in November 2004. Based on communications from the SLD that payments were being processed, limited amounts of product shipments were made in December 2004 for a significant project that was previously suspended. After December 31, 2004 the SLD made significant payments on past due accounts and we resumed product shipments for the previously suspended SLD-funded projects. At December 31, 2004 our total net accounts receivable of $28.2 million included approximately $17.1 million of net E-Rate funded accounts receivable, approximately $14.0 million of which were amounts related to a single SLD-funded project that had been temporarily suspended due to a past due balance of $11.8 million, however, as of March 23, 2005 approximately $10.7 million of the past due balance had been collected. For the year ending December 31, 2004 INX has approximately $18.7 million of revenue derived from E-Rate funded projects included in its $77.9 million of total annual revenue. While collections have occurred for our more significantly aged invoices, we anticipate that we will continue to experience payment delays for SLD-funded educational projects due to increased administration standards imposed upon the SLD and continued changes at the SLD and the E-Rate program.

      In mid-2003, INX introduced Netsurant, its branded support service that consists primarily of customer service personnel and a support center. This new support service offering requires that we incur the fixed cost to operate a network operations center to monitor customer's systems. The fixed operating cost has resulted in negative gross margins from this new Netsurant service offering. We recognize the support service revenue evenly over the entire service period for the customer. Eventually, we expect that the Netsurant support offering will improve overall services gross margins. Through December 31, 2004, Netsurant service revenue was insignificant.

      Stratasoft revenue consists primarily of custom project revenue from the sale of proprietary computer-telephony software. Stratasoft revenue is reported as custom project revenue in our statements of operations, because it consists of bundled products and services which cannot be accounted for separately. Stratasoft has traditionally produced our highest gross margin since it's revenues consists primarily of sales of our proprietary computer-telephony software. Our cost of goods sold for Stratasoft's custom project revenue includes the costs of developing our computer-telephony software products, installation costs, and the cost of hardware and other equipment bundled with our software applications and included in a sale to a customer. Stratasoft utilizes the percentage of completion method of accounting to recognize the majority of its revenue. Stratasoft revenue also includes sales to resellers. The sales to resellers are recorded when the sale becomes fixed or determinable; otherwise revenue from resellers is recorded when payments become due.

      Valerent revenue consists of both product revenue and service revenue. Product revenue consists of reselling primarily software products, and to a lesser degree, hardware products, that facilitate Valerent's managed services, including remote management software products from Altiris, Inc., and security software products from Network Associates, Inc. Product sales prices for Valerent are set by the market for these products, and Valerent's product sales have typically provided lower gross profit margins than its services revenue. Valerent's service revenue consists of remote and onsite technical assistance to its customers. Valerent's gross margin on service revenue, much like INX's implementation services revenue, is subject to variability based upon the utilization of Valerent's billable technical resources. Recurring service agreements exist with some customers, but usually with varying terms and conditions that conform to their year over year business changes and their specific needs. While these agreements provide somewhat predictable and stable sources of revenue, the loss of a recurring agreement could disrupt the stability of Valerent's revenues.

      Gross Profit and Gross Profit Margin. The mix of our various revenue components, each of which has substantially different levels of gross margin, materially influences our overall gross profit and gross margin in any particular quarter. In periods in which service revenue or Stratasoft custom project revenue are high, as compared to INX and Valerent product sales, our gross margin generally improves as compared to periods in which we have higher levels of product sales. Our gross margin for product sales also varies depending on the type of product sold, the mix of large revenue product contracts, which typically have lower gross margin, as compared to smaller revenue product contracts, which typically have higher gross margin. Our gross margin percentage on product sales and services revenue has generally improved over the past several years.

      Gross margin percentage on product sales have improved primarily due to increased repeat business with existing customers, which are typically smaller transactions that generate slightly higher levels of gross margin as compared to large, competitively bid projects. In addition, we have benefited from increased levels of vendor incentives, which lower our cost of goods sold.

      Our annual and quarterly gross profits and gross margins on INX product sales are materially affected by vendor incentives recognized in certain accounting periods, most of which are Cisco incentive programs initiated in 2003. The incentive programs sponsored by Cisco currently enable us to qualify for cash rebates or product pricing discounts. The most significant incentive is a Cisco incentive that is generally earned based on sales volumes of particular Cisco products; sales growth and customer satisfaction levels, and beginning in our fourth quarter ended December 31, 2004 this incentive program could be readily monitored by us via access to the vendor's website. The amounts earned and costs incurred under these programs are recorded as a reduction of cost of goods sold, and the increased gross profit results in an increase in selling, general and administrative expenses related to sales commissions. In reporting periods prior to our fourth quarter ended December 31, 2004, we recognized the Cisco incentives on the earlier of when payment was received or declared by the vendor; as such amounts were not determinable by us prior to then. Prior to 2004, there had only been one incentive program measurement period, and we had not met all of the qualification criteria for such incentive period. Cisco pays incentives earned under this program semi-annually for the six-month measurement periods that end one month following the end of our second and fourth quarters. This caused significant fluctuations in gross profit and operating profits from quarter to quarter because these incentives were recognized semi-annually in our first and third quarters. Beginning in the fourth quarter of 2004, the information became readily available from the vendor so that the amount of incentive earned from the vendor was determinable. Furthermore, we determined that collection of the incentive was probable and therefore recognizable. For 2004, the INX products cost of goods was $60.8 million (84.9% of INX product revenue), which is net of $3.4 million of vendor incentives recognized. For 2003, the INX product cost of goods was $40.1 million (87.6% of INX product revenue), which is net of $313,000 in vendor incentives recognized. Our product cost and resulting gross profit can vary significantly depending upon vendor pricing incentives and our ability to qualify for and recognize such incentives.

      Our gross margin percentage on service revenue has also generally improved over the past several years. A significant portion of our cost of services for each of our service businesses is comprised of labor. Our gross margin on service revenue fluctuates from period to period depending not only upon the prices charged to customers for our services, but also upon the level of utilization of our technical staff. Management of labor cost is important to maximize gross margin. Our gross margin is also impacted by such factors as contract size, time and material pricing versus fixed fee pricing, discounting, vendor incentives and other business and marketing factors normally incurred during the conduct of business. Several years ago, early in INX's development, we purposely over staffed technical and engineering staff in order to have the technical competency necessary to gain market share and create a successful organization. Over the past several years, as INX has grown, we have been able to better utilize our technical and engineering staff and this has helped to improve the gross margin percentage on service revenue.

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

      A significant portion of our selling, general and administrative expenses relate to personnel costs, some of which are variable and others that are relatively fixed. Our variable personnel costs consist primarily of sales commissions. Sales commissions are typically calculated based upon our gross profit on a particular sales transaction and thus generally fluctuate because of the size of the transaction and the mix of associated products and services with our overall gross profit. Historically, sales commission expense has been approximately 22% to 24% of gross profit, and we expect that it will continue to be approximately that level in the future. Bad debt expense generally fluctuates somewhat in proportion to sales levels, although not always in the same periods as increases or decreases in sales. Legal expense varies based on legal issue activity, which can vary substantially from period to period. The remainder of selling, general and administrative expenses are relatively fixed and do not vary in direct proportion to increases in revenue, but will generally increase over time as the organization grows. We believe that we can achieve some level of leverage on these somewhat fixed operating expenses, relative to revenue growth, and if we are successful in doing so that this will help to increase our net operating margin.

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

      Tax Loss Carryforward. Because of our operating losses in 2003, we have accumulated a net operating loss carryforward for federal income tax purposes that, as of December 31, 2004, was approximately $2.0 million and is available to offset future federal and state taxable income. This carryforward expires in 2023. In addition to potential expiration, there are several factors that could limit or eliminate our ability to use these carryforwards. For example, under
Section 382 of the Internal Revenue Code of 1986, as amended, use of prior net operating loss carryforwards is limited after an ownership change. If we achieve sustained profitability, which may not happen, the use of net operating loss carryforwards would reduce our tax liability and increase our net income and available cash resources. When all operating loss carryforwards have been used or have expired, we would again be subject to increased tax expense and reduced earnings due to such tax expense

      Period Comparisons. The following tables set forth, for the periods indicated, certain financial data derived from our consolidated statements of operations. Percentages shown in the table below are percentages of total revenue, except for each individual segment's cost of sales and services, gross profit, selling, general and administrative expenses, and operating income, which are percentages of the respective segment's revenue, and the product and service components of the INX and Valerent segments' cost of goods sold and gross profit, which are percentages of such segment's respective product and service revenue.

                                                                                    YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------------------
                                                                     2002                     2003                  2004
                                                             -------------------      ------------------    ------------------
                                                              AMOUNT         %         AMOUNT        %       AMOUNT        %
                                                             --------      -----      --------     -----    --------     -----
                                                                                   (DOLLARS IN THOUSANDS)
Revenue:
   INX product.............................................  $ 28,990       69.0      $ 45,749      73.6    $ 71,646      77.0
   INX service.............................................     1,748        4.1         4,226       6.8       6,280       6.7
                                                             --------      -----      --------     -----    --------     -----
            Total INX revenue..............................    30,738       73.1        49,975      80.4      77,926      83.7
                                                             --------      -----      --------     -----    --------     -----
   Stratasoft - Custom projects............................     6,569       15.6         7,527      12.1       8,996       9.7
   Valerent product........................................     1,092        2.6         1,573       2.5       1,829       2.0
   Valerent service........................................     3,900        9.3         3,503       5.6       5,113       5.5
                                                             --------      -----      --------     -----    --------     -----
            Total Valerent revenue.........................     4,992       11.9         5,076       8.2       6,942       7.5
      Eliminations revenue.................................      (278)      (0.6)         (426)     (0.7)       (795)     (0.9)
                                                             --------      -----      --------     -----    --------     -----
                Total revenue..............................    42,021      100.0        62,152     100.0      93,069     100.0
Cost of sales and service:
   INX product.............................................    25,659       88.5        40,060      87.6      60,802      84.9
   INX service.............................................     1,658       94.9         2,976      70.4       4,183      66.6
                                                             --------      -----      --------     -----    --------     -----
            Total INX cost of sales and service............    27,317       88.9        43,036      86.1      64,985      83.4
   Stratasoft - Custom projects............................     2,920       44.5         2,982      39.6       4,150      46.1
   Valerent product........................................     1,055       96.6         1,421      90.3       1,687      92.2
   Valerent service........................................     2,738       70.2         2,412      68.9       3,090      60.8
                                                             --------      -----      --------     -----    --------     -----
            Total Valerent cost of sales and service.......     3,793       76.0         3,833      75.5       4,777      69.1
      Eliminations of cost of sales and service............      (278)     100.0          (426)    100.0        (795)    100.0
                                                             --------      -----      --------     -----    --------     -----
                Total cost of sales and service............    33,752       80.3        49,425      79.5      73,117      78.6
Gross profit:
      INX product..........................................     3,331       11.5         5,689      12.4      10,844      15.1
      INX service..........................................        90        5.1         1,250      29.6       2,097      33.4
                                                             --------      -----      --------     -----    --------     -----
           Total INX gross profit..........................     3,421       11.1         6,939      13.9      12,941      16.6
   Stratasoft - Custom projects............................     3,649       55.5         4,545      60.4       4,846      53.9
   Valerent product........................................        37        3.4           152       9.7         142       7.8
   Valerent service........................................     1,162       29.8         1,091      31.1       2,023      39.2
                                                             --------      -----      --------     -----    --------     -----
           Total Valerent gross profit.....................     1,199       24.0         1,243      24.5       2,165      30.9
      Eliminations gross profit............................         -        0.0             -       0.0           -       0.0
                                                             --------      -----      --------     -----    --------     -----
                Total gross profit.........................     8,269       19.7        12,727      20.5      19,922      21.4
Selling, general and administrative expenses:
   INX   ..................................................     3,545       11.5         6,045      12.1      10,295      13.2
   Stratasoft..............................................     3,922       59.7         5,888      78.2       5,100      56.7
   Valerent................................................     2,236       44.8         1,963      38.7       1,886      27.3
   Corporate...............................................       922        (NA)        1,165       (NA)        973       (NA)
   Eliminations............................................         -        0.0             -       0.0           -       0.0
                                                             --------      -----      --------     -----    --------     -----
Total selling, general and administrative expenses.........    10,625       25.3        15,061      24.2      18,254      19.6
Operating income (loss):
   INX   ..................................................      (124)      (0.4)          894       1.8       2,646       3.4
   Stratasoft..............................................      (273)      (4.2)       (1,343)    (17.8)       (254)     (2.8)
   Valerent................................................    (1,037)     (20.8)         (720)    (14.2)        279       3.6
   Corporate...............................................      (922)       (NA)       (1,165)      (NA)       (973)      (NA)
   Eliminations............................................         -        (NA)            -       0.0           -       0.0
                                                             --------      -----      --------     -----    --------     -----
           Total operating income (loss)...................    (2,356)      (5.6)       (2,334)     (3.8)      1,698       1.8
Interest and other income (expense), net...................       115        0.3           107       0.2        (108)     (0.1)
                                                             --------      -----      --------     -----    --------     -----
Income (loss) from continuing operations before benefit for
        income taxes.......................................    (2,241)      (5.3)       (2,227)     (3.6)      1,590       1.7
Benefit for income taxes...................................     1,595        3.8           181       0.3          19       0.0
                                                             --------      -----      --------     -----    --------     -----
Net income (loss) from continuing operations before
         Minority..........................................      (646)      (1.5)       (2,046)     (3.3)      1,609       1.7
   Minority interests......................................         -        (NA)            -       (NA)       (117)     (0.1)
Net income (loss) from continuing operations...............      (646)      (1.5)       (2,046)     (3.3)      1,492       1.6
Gain (loss) on disposal, net of taxes......................       262        0.6           210       0.3          38       0.0
                                                             --------      -----      --------     -----    --------     -----
Net income (loss)..........................................  $   (384)      (0.9)     $ (1,836)     (3.0)   $  1,530       1.6
                                                             ========      =====      ========     =====    ========     =====

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2004

      Total Revenue. Our total revenue, net of intercompany eliminations, increased by $30.9 million, or 49.7%, from $62.2 million to $93.1 million.

      INX revenue increased by $27.9 million, or 55.8%, from $50.0 million to $77.9 million. As a percentage of total revenue, INX revenue increased from 80.4% to 83.7%. Of the increase, $11.2 million was attributed to our office in Austin, $4.6 million was attributed to government sector sales and $14.8 million was attributed to the large project for the Dallas Independent School District. These increases were partially offset by revenue decreases of $1.2 million in our Houston operation and $1.5 million in our Dallas operation (excluding the DISD project). INX's revenue grew rapidly primarily due to large sales to school districts totaling $22.2 million. The sales to the school districts are one-time competitive bid events fostered by the E-Rate programs that provide schools with 90% of their funding for internet related expenditures, and there can be no assurance as to the level of revenue provided, if any, in future periods from school districts.

      Stratasoft revenue increased by $1.5 million, or 20.0%, from $7.5 million to $9.0 million. As a percentage of total revenue, Stratasoft revenue decreased from 12.1% to 9.7%. Stratasoft's international sales accounted for 23.7% of Stratasoft's revenue as compared to 42.2% in 2003. The increase in revenue is primarily attributed to the implementation of larger VoIP projects during 2004. Stratasoft has its own internally managed sales force, but it also utilizes dealer agreements from time to time with certain established resellers in domestic and international markets that do not require the continued involvement of our personnel. Stratasoft derived $548,000 or 6.1% of its revenue from sales to resellers in 2004 which compares with $929,000 or 12.3% of revenue in 2003. Sales to resellers are included in revenue when the fees are fixed and determinable; otherwise revenue from resellers is deferred and recognized when the payment becomes due.

      Valerent revenue increased by $1.8 million, or 35.3%, from $5.1 million to $6.9 million. As a percentage of total revenue, Valerent revenue decreased from 8.2% to 7.5%. The increase in Valerent revenue was primarily attributable to increased product and service revenue of $256,000 and $1.6 million, respectively.

      Gross Profit. Our total gross profit increased by $7.2 million, or 56.7%, from $12.7 million to $19.9 million. Gross margin increased from 20.5% to 21.4%, primarily because of the increase in gross margin in our INX and Stratasoft subsidiaries as discussed below.

      INX gross profit increased $6.0 million, or 87.0%, from $6.9 million to $12.9 million. INX's gross margin increased from 13.9% to 16.6%. INX's gross profit on its product sales increased $5.1 million or 89.5%, from $5.7 million to $10.8 million due to increased product sales revenue and lower product cost that now includes rebates. INX's gross profit on its service component increased $847,000, from $1.3 million to $2.1 million, and service gross margin improved from 29.6% to 33.4%, as a result of significantly increased service revenue of $2.1 million and improved utilization of technical personnel.

      Stratasoft gross profit increased by $301,000, or 6.7%, from $4.5 million to $4.8 million. Stratasoft's gross margin decreased from 60.4% to 53.9%. Stratasoft gross profit was impacted by the mix of sales between "systems sales," which include a hardware component, as compared to "software only" sales, which do not have a hardware component. Stratasoft's decreased gross profit is primarily due to an increased "product" component of total Stratasoft sales. Software only sales primarily relate to reseller customers and do not require the continuing involvement of our personnel.

      Valerent gross profit increased by $922,000, or 74.2%. Valerent's gross margin increased from 24.5% to 30.9%. Valerent improved its utilization of its labor pool by reducing the number of technicians employed and lowering its fixed cost, which contributed to improved gross profits.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.2 million, or 21.2% from $15.1 million to $18.3 million. As a percentage of total revenue, these expenses decreased 4.6%, from 24.2% to 19.6%. These expenses were primarily increased by the following:

            - Sales compensation increased $2.0 million as a result of hiring additional personnel as the result of hiring additional sales staff and increased sales commissions generated from the increase in gross profit.

            - Administrative compensation expense increased $900,000 due to bonuses of $321,000, settlement of an EEOC claim for $25,000 the hiring of additional personnel at INX in Houston and Dallas, Texas; and for the addition of the San Antonio, Texas office. Stratasoft hired personnel in Houston, Texas and Canada.

            - Payroll tax expense increased $174,000 with the increase in compensation expenses.

            - General office expense increased $157,000 primarily from office and employee relocation expenses and increased printing costs.

            - Depreciation expense increased $158,000 due to asset additions and the Digital Precision acquisition in April 2003.

            - Rents increased $145,000 due to additional office space in Dallas and San Antonio, Texas.

            - Shareholder relations expense increased $44,000, due to employing a shareholder relations firm, attending investor conferences and visiting investor groups, however this expense was partially offset by a $199,000 reduction related to the revaluation of the non-employee stock option compensation for the investor relation consultant.

            - Entertainment expense increased $70,000 due to a customer seminar sponsored by Stratasoft and employee's meals incurred while traveling.

            -     Communication expense increased $64,000 due to growth.

            -     Utilities expense increased $54,000 due to growth.

These expenses were primarily decreased by the following:

            - Bad debt expense decreased $560,000 due to recoveries of bad debt and decreases in allowances based on the aging of receivables and credit worthiness of customers.

            - Advertising and promotion decreased $73,000 with downsizing of promotional campaigns within Stratasoft.

            - Insurance expense decreased $66,000 because of policy and rate changes

            - Contract labor expense decreased $66,000 primarily from Stratasoft terminating contract labor in India offset by $55,000 for technicians and programmers.

            We expect our future selling, general and administrative expenses to increase as we ensure our compliance with the provisions of the Sarbanes-Oxley Act of 2002 as well as our expected growth within our INX subsidiary.

      Operating Income. Operating income increased $4.0 million, or 172.8% from a $2.3 million loss to a profit of $1.7 million, primarily due to the $7.2 million increase in gross profit, partially offset by the $3.2 million increase in selling, general and administrative expenses. INX's operating profit increased $1.7 million, or 190.2% from a profit of $894,000 to a profit of $2.6 million. Stratasoft's operating loss decreased $1.0 million, or 76.9% from a loss of $1.3 million to a loss of $254,000. Valerent's operating income increased $999,000, or 138.9% from a loss of $720,000 to a profit of $279,000. The operating loss for the Corporate Segment decreased $192,000, or 16.5% from a loss of $1.2 million to an operating loss of $973,000.

      Interest and Other Income (Expense), Net. Interest and other income, net, decreased by $215,000 or 200.9%, from income of $107,000 to expense of $108,000, primarily due to an increase in interest expense of $134,000 or 188.7% from $71,000 to $205,000 which is attributable to interest expense due to increased borrowings under our credit facility. Our borrowings under our credit facility increased from $7.6 million to $16.0 million while the interest bearing portion of our borrowings increased from $1.7 million at December 31, 2003 to $8.1 million at December 31, 2004. Foreign exchange gain increased $48,000 from a loss of $13,000 to a gain of $35,000. Other income decreased $129,000 or 111.2% from a $116,000 to $13,000 expense.

      Net Income. The net income increased $3.3 million, or 183.3% from a loss of $1.8 million to a net profit of $1.5 million. The benefit for income taxes decreased $162,000 or 89.5% from $181,000 to $19,000. Because the Job Creation and Worker Assistance Act of 2002 provided for the carryback of net operating losses for any taxable year ending during 2001 or 2002 to each of the 5 tax years preceding the loss year, we were able to use our net operating loss carryback. The benefit in 2003 includes amounts related to additional carryback benefits for 2002 not previously recorded. Minority interest of $117,000 was recorded for 2004 as a reduction of our net income due to the 1,800,000 shares of INX common stock issued to certain key employees as part of the Digital Precision acquisition agreement. Upon issuance of stock our ownership of INX was reduced from 100% to approximately 92.4%.

      Discontinued Operations. During 1999, we discontinued our Telecom Systems business. On March 16, 2000 we entered into an agreement to sell certain assets of, and the ongoing operation of, our Computer Products Division. The sale transaction closed on May 19, 2000. On December 31, 2000, we sold our IT Staffing business. As a consequence of these events, the operations of these businesses are reported as discontinued operations. For the year ended December 31, 2003, the gain on disposal related to these three businesses was $80,000, $104,000 and $26,000, net of taxes of $41,000, $54,000 and $14,000, for a total gain of $210,000. For the year ended December 31, 2004 the gain on disposal related to these three businesses was $0, $58,000 and $(1,000), net of taxes of $0, $19,000 and $0, for a total gain of $38,000. The gains and/or losses on disposal related to these discontinued operations are primarily related to collections of accounts receivables retained when these businesses were sold.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

      Total Revenue. Our total revenue, net of intercompany eliminations, increased by $20.1 million, or 47.9%, from $42.0 million to $62.2 million.

      INX revenue increased by $19.2 million, or 62.6%, from $30.7 million to $50.0 million. As a percentage of total revenue, INX revenue increased from 73.1% to 80.4%. Of the increase, $10.8 million was attributed to the Houston office, $4.6 million was attributed to a new office in Austin, $1.1 million was attributed to government sector sales and $2.8 million was attributed to the Dallas office. The increase in revenue attributable to the Digital Precision acquisition, including the $4.6 million of revenue of the acquired Austin office, was $8.5 million. INX's revenue grew rapidly primarily due to large sales to four school districts totaling $14.3 million and due to synergy of $8.5 million resulting from its acquisition of Digital Precision. The sales to the school districts are one-time competitive bid events fostered by the eRate programs that provide schools with 90% of their funding for internet related expenditures, and there can be no assurance as to the level of revenue provided, if any, in future periods from school districts.

      Stratasoft revenue increased by $958,000, or 14.6%, from $6.6 million to $7.5 million. As a percentage of total revenue, Stratasoft revenue decreased from 15.6% to 12.1%. Stratasoft's increased revenue was primarily the result of two large international custom projects in 2003, as compared to no individually large custom projects initiated during 2002. This was slightly offset by deferred revenue for certain custom projects that included fees that were determined to not be fixed and determinable in 2003. Stratasoft's international sales accounted for 42.2% of Stratasoft's revenue as compared to 28.2% in 2002. Stratasoft has it own internally managed sales force, but it also utilizes dealer agreements from time to time with certain established resellers in domestic and international markets that do not require the continued involvement of our personnel. Stratasoft derived $929,000 or 12.3% of its revenue from sales to resellers in 2003 which compares with $ 614,000 or 9.3% of revenue in 2002. Sales to resellers are included in revenue when the fees are fixed and determinable; otherwise revenue from resellers is deferred and recognized when the payment becomes due.

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

      Stratasoft gross profit increased by $896,000, or 24.6%, from $3.6 million to $4.5 million. Stratasoft's gross margin increased from 55.5% to 60.4%. Stratasoft gross profit was impacted by the mix of sales between "systems sales", which include a hardware component, as compared to "software only" sales, which do not have a hardware component. Stratasoft's increased gross profit is primarily due to an increased "software only" component relative to the "systems sales" component of total Stratasoft sales. Software only sales primarily relate to reseller customers and do not require the continuing involvement of our personnel.

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

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.4 million, or 41.8% from $10.6 million to $15.1 million. As a percentage of total revenue, these expenses decreased 1.1%, from 25.3% to 24.2%. Sales compensation increased $919,000 due to corresponding increase in sales. Legal and professional fees increased $629,000 due to an EEOC claim, collection efforts, and commercial disputes in the ordinary course of business. Administrative compensation expense increased $580,000 due to hiring additional INX and Stratasoft personnel in Houston, Dallas, Canada and India. Payroll tax expense increased $109,000 correspondingly with compensation expenses. Contract labor expense increased $147,000 to supplement technical service labor need to fulfill contractual obligations. Travel expense increased $312,000 primarily due to Stratasoft international travel and INX travel for technical staff and management. General office expenses increased $354,000 due to printing and general growth. Insurance expense increased $64,000 because of rate increases and volume increases. Shareholder relations expense increased $209,000, due to employing a shareholder relations firm, attending investor conferences and visiting investor groups. Depreciation expense increased $163,000 due to asset additions and the Digital Precision acquisition in April 2003. Rents increased $172,000 due to additional office space in Austin and Dallas. Other corporate expenses increased $198,000 due to our overall growth.

      Operating Loss. Operating loss decreased $22,000, or 0.9% from $2.4 million to $2.3 million, primarily due to the $4.5 million increase in gross profit being offset by the $4.4 million increase in selling, general and administrative expenses. INX's operating profit increased $1.0 million, or 821.0% from a loss of $124,000 to a profit of $894,000. Stratasoft's operating loss increased $1.1 million, or 391.9% from a loss of $273,000 to a loss of $1.3 million. Valerent's operating loss decreased $317,000, or 30.6% from $1.0 million to $720,000. The operating loss for the Corporate Segment increased $243,000, or 26.4% from a loss of $922,000 to an operating loss of $1.2 million.

      Interest and Other Income, Net. Interest and other income, net, decreased by $8,000 or 7.0%, from $115,000 to $107,000, primarily due to a decrease in interest income of $102,000 or 57.6% from $177,000 to $75,000 which is attributable to interest on the settlement of a past due customer account in 2002. The decrease in interest income was also affected by an increase in interest expense of $41,000, or 136.6%, from $30,000 to $71,000 due to increased borrowings used to finance inventory purchases to supply the increased business activity. Our borrowings under the Textron credit facility increased from $3.2 million to $7.6 million while the interest bearing portion of our borrowings increased from $0 at December 31, 2002 to $1.7 million at December 31, 2003. Foreign exchange loss increased $13,000 from $0 to a loss of $13,000. Other income increased $148,000 or 461.0% from a loss of $32,000 to $116,000.

      Net Loss. The net loss increased $1.5 million, or 378.1% from $384,000 to $1.8 million. The benefit for income taxes decreased $1.4 million or 88.7% from $1.6 million to $181,000. Because the Job Creation and Worker Assistance Act of 2002 provided for the carryback of net operating losses for any taxable year ending during 2001 or 2002 to each of the 5 tax years preceding the loss year, we were able to use our net operating loss carryback. The benefit in 2003 includes amounts related to additional carryback benefits for 2002 not previously recorded.

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

                                                      2003                                            2004
                               ------------------------------------------------   -------------------------------------------------
                                  First       Second       Third        Fourth       First       Second        Third       Fourth
                                 Quarter     Quarter      Quarter      Quarter      Quarter      Quarter      Quarter      Quarter
                               ----------  ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                      (Dollars in thousands, except share and per share amounts)
Revenue
    INX product..............  $    6,661  $   12,253   $   15,954   $   10,881   $   10,061   $   16,354   $   27,179   $   18,052
    INX service..............         477         782        1,392        1,575          913        1,625        1,516        2,226
                               ----------  ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total INX revenue............       7,138      13,035       17,346       12,456       10,974       17,979       28,695       20,278
Stratasoft custom project....       2,069       1,511        2,415        1,532        2,137        2,169        2,531        2,159
    Valerent product.........         193         509          515          356          334          505          288          702
    Valerent service.........         812         874          877          940        1,031        1,484        1,310        1,288
                               ----------  ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total Valerent revenue              1,005       1,383        1,392        1,296        1,365        1,989        1,598        1,990
Eliminations.................        (132)        (59)        (172)         (63)        (201)        (250)        (212)        (132)
                               ----------  ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total revenue................      10,080      15,870       20,981       15,221       14,275       21,887       32,612       24,295
                               ----------  ----------   ----------   ----------   ----------   ----------   ----------   ----------
Cost of sales and services:
    INX product..............       5,844      10,846       13,758        9,612        8,382       14,440       23,251       14,729
    INX service..............         516         757          795          908          589        1,145        1,099        1,350
                               ----------  ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total INX cost of sales and
    Service..................       6,360      11,603       14,553       10,520        8,971       15,585       24,350       16,079
Stratasoft custom project....         801         574          728          879          962          886        1,323          979
    Valerent product.........         192         424          474          331          310          460          292          625
    Valerent service.........         584         599          606          623          697          907          750          736
                               ----------  ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total Valerent cost of sales
    and service.............          776       1,023        1,080          954        1,007        1,367        1,042        1,361
    Eliminations.............        (132)        (59)        (171)         (64)        (201)        (250)        (212)        (132)
                               ----------  ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total cost of sales and
    Services.................       7,805      13,141       16,190       12,289       10,739       17,588       26,503       18,287
                               ----------  ----------   ----------   ----------   ----------   ----------   ----------   ----------
Gross profit:
    INX product..............         817       1,407        2,196        1,269        1,679        1,914        3,928        3,323
    INX service..............         (39)         25          597          667          324          480          417          876
                               ----------  ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total INX gross profit.......         778       1,432        2,793        1,936        2,003        2,394        4,345        4,199
Stratasoft custom project....       1,268         937        1,687          653        1,175        1,283        1,208        1,180
    Valerent product.........           1          85           41           25           24           45           (4)          77

    Valerent service..........         228         275         271          317          334          577          560          552
                                ----------  ----------  ----------   ----------   ----------   ----------   ----------   ----------
Total Valerent gross profit...         229         360         312          342          358          622          556          629
    Eliminations..............           -           -          (1)           1            -            -            -            -
                                ----------  ----------  ----------   ----------   ----------   ----------   ----------   ----------
Total gross profit............       2,275       2,729       4,791        2,932        3,536        4,299        6,109        6,008
                                ----------  ----------  ----------   ----------   ----------   ----------   ----------   ----------
Selling, general and
    administrative expenses:
    INX.......................         945       1,448       2,126        1,526        1,884        2,318        3,332        2,761
    Stratasoft................       1,596       1,344       1,754        1,194        1,020        1,131        1,419        1,530
    Valerent..................         560         536         455          412          390          486          522          488

    Corporate.................         275         234         287          369          205          301          183          284
    Eliminations..............           -           -          (1)           1            -            -            -            -
                                ----------  ----------  ----------   ----------   ----------   ----------   ----------   ----------
Total selling, general and
   administrative expenses ...       3,376       3,562       4,621        3,502        3,499        4,236        5,456        5,063
Operating income (loss)
    INX.......................        (167)        (16)        667          410          119           76        1,013        1,438
    Stratasoft................        (328)       (407)        (67)        (541)         155          152         (211)        (350)
    Valerent..................        (331)       (176)       (143)         (70)         (32)         136           34          141
    Corporate.................        (275)       (234)       (287)        (369)        (205)        (301)        (183)        (284)
    Eliminations..............           -           -           -            -            -            -            -            -
                                ----------  ----------  ----------   ----------   ----------   ----------   ----------   ----------
    Total operating
    income (loss).............      (1,101)       (833)        170         (570)          37           63          653          945
Interest income (expense)
   And other income, net......          10          96         (11)          12           19          (26)          17         (118)
                                ----------  ----------  ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) before
    benefit for income
    taxes.....................      (1,091)       (737)        159         (558)          56           37          670          827
Income tax benefit
    (expense).................           -          81          12           88           (5)           7           (2)          19
Net income (loss) from
      continuing operations
       before minority
       interest...............      (1,091)       (656)        171         (470)          51           44          668          846
Minority interests............           -           -           -            -            -           (6)         (50)         (61)
Net income (loss) from
      Continuing operations...      (1,091)       (656)        171         (470)          51           38          618          785
Discontinued operations
  gain (loss) on disposal.....           -          16          23          171          (12)          13            -           37
                                ----------  ----------  ----------   ----------   ----------   ----------   ----------   ----------
Net income (loss) ............  $   (1,091) $     (640) $      194   $     (299)  $       39   $       51   $      618   $      822
                                ==========  ==========  ==========   ==========   ==========   ==========   ==========   ==========
Net income (loss) per
    share:
   Basic:
Net income (loss) from
      continuing operations
       before minority
       interest...............  $    (0.30) $    (0.19) $     0.04   $    (0.12)  $     0.01   $     0.01   $     0.13   $     0.16
Minority interests............           -           -           -            -            -            -        (0.01)       (0.01)
Gain (loss) on disposal.......           -        0.01        0.01         0.04            -            -            -         0.01
                                ----------  ----------  ----------   ----------   ----------   ----------   ----------   ----------
Net income (loss) per
      share...................  $    (0.30) $    (0.18) $     0.05   $    (0.08)  $     0.01   $     0.01   $     0.12   $     0.16
                                ==========  ==========  ==========   ==========   ==========   ==========   ==========   ==========
   Diluted:
Net income (loss) from
      continuing operations
       before minority
       interest...............  $    (0.30) $    (0.19) $     0.03   $    (0.12)  $     0.01   $     0.01   $     0.12   $     0.15
Minority interests............           -           -           -            -            -            -        (0.01)       (0.01)
Gain (loss) on disposal.......           -        0.01        0.01         0.04            -            -            -         0.01
                                ----------  ----------  ----------   ----------   ----------   ----------   ----------   ----------
Net income (loss) per share...  $    (0.30) $    (0.18) $     0.04   $    (0.08)  $     0.01   $     0.01   $     0.11   $     0.15
                                ==========  ==========  ==========   ==========   ==========   ==========   ==========   ==========
Weighted average number
    of shares outstanding:
    Basic.....................   3,630,285   3,636,441   3,703,206    3,874,730    3,978,407    4,582,790    3,703,206    5,173,189
    Diluted...................   3,630,285   3,636,441   3,974,298    3,874,730    4,544,406    4,939,206    3,974,298    5,556,207

      For the quarter ended September 30, 2004, we saw unusually strong revenue, due to large E-Rate funded projects related to the DISD and other school projects. For the fourth quarter ended December 31, 2004, our revenue decreased sequentially as compared to the exceptionally strong third quarter because of the delayed shipments pending resolution of the E-Rate funded payment delays, but the fourth quarter revenue did increase 59% as compared to the fourth quarter of 2003.

      Our gross profit has fluctuated between quarters primarily due to changes in our revenue mix between services revenues in INX and Valerent and our Stratasoft custom project revenue, which have generally generated higher margins, and the lower margin components of our business including product sales in INX and Stratasoft. While INX and Valerent service gross margin increased significantly for the fiscal year ended December 31, 2004 as compared to the fiscal year ended December 31, 2003, quarter-to-quarter gross margin levels have varied primarily based on the level of utilization of billable technical staff and the type of service revenues generated, which can vary from period to period and result in varying levels of gross margin. While product gross profit also increased for both INX and Valerent for the fiscal year ended December 31, 2004, as compared to the fiscal year ended December 31, 2003, the levels of gross margin have also varied between quarters based on the type of product sold and the mix of large revenue product contracts, which typically have lower gross margin, as compared with smaller revenue product contracts, which typically have a higher gross margin. The respective timing of when vendor incentives become earned and determinable has created significant quarter to quarter gross margin fluctuations. While we expect vendor incentives will remain earned and determinable in future periods, we do not have any assurance that we will continue to meet the vendor incentive criteria required to receive the incentive or that the vendor will continue to offer incentive programs during the future.

      Our third quarter 2004 gross margin improved in comparison to both the prior quarter and the third quarter of 2003. The improved gross margin was the result of higher product revenue from INX and INX vendor incentives, which produces our highest gross margin. Our fourth quarter 2004 gross margin increased in comparison to the third and fourth quarter of 2003. The increase in gross profit in comparison to the third quarter resulted from vendor incentives and higher profit margin from INX services.

      In the third quarter of 2004 our selling, general and administrative expenses increased as compared to previous quarters due to increases in sales commissions resulting higher revenue and vendor incentives. Our selling, general and administrative expenses for the fourth quarter of 2004 decreased as compared to the third quarter primarily because of decreased expenses from lower sales commissions related to the decreased level of sales and gross profits during the quarter.

CRITICAL ACCOUNTING POLICIES

      Revenue Recognition

      We have a number of different revenue sources, which vary between our three reportable segments. Each reportable segment has more than one revenue source, and revenue is recognized differently for each component (or "stream") of revenue earned by segment. The material revenue streams earned by us are:

            Products Revenue. All three of our operating segments earn revenue from product shipments. Product shipment revenue occurs when products manufactured by other parties are purchased and resold to a customer and such products are purchased from us independent of our providing any material services. We recognize revenue from product shipments when there are binding contracts or purchase orders, the price is fixed or determinable, the product is shipped or delivered to the customer and collectibility is reasonably assured. In all three segments, the four criteria for revenue recognition have been met because: (1) there are written, executed contracts, or in the case of INX and Valerent, in some situations there are binding purchase orders; (2) delivery has occurred or services have been rendered; (Stratasoft, however, recognizes revenue on the percentage of completion method, as described below.) (3) the price is fixed or determinable, and (4) collectibility is reasonably assured. Each of our business segments performs credit research prior to extending credit. In Stratasoft's business segment, a substantial portion of the total contract price is received in cash or letter of credit when the unit is installed.

            Service Revenue. All of our operating segments earn revenue from providing stand-alone services. These revenues consist of billings for engineering and technician time, programming services, which are provided on either an hourly basis or a flat-fee basis, and the service component of maintenance and repair service ticket transactions. These services are contracted for separately from any product sale. Revenue is recognized when the service is performed, the service is expected to be completed in less than three months, and collection is reasonably assured. Some of our segments earn agency fee revenue from various sources, primarily from as a result of our referring customers to other organizations for which an agency fee is received. Revenue is recognized at the earlier of when payment is received or when notification of amounts being due is received from the entity paying the agency fee, and collectiblity is reasonably assured.

            Certain fixed and flat fee contracts that extend over three months or more are accounted for using the percentage of completion method of method of accounting. The percentage of revenue recognized in any particular period is determined based the relationship of the actual hours worked to estimated total hours to complete the contract. Revisions of the estimated hours to complete are reflected in the period in which the facts necessitating the revisions become known. When a contract indicates a loss, a provision is made for the total anticipated loss.

            Custom Project Revenue. One of our segments, Stratasoft, earns revenue from projects that are recognized using the percentage of completion method of accounting. The majority of Stratasoft's revenue consists of systems sales in which it bundles its proprietary software, along with third-party hardware products and software customization services, installation, training services, warranty services and incidental post contract services ("PCS") together under a single contract. PCS is insignificant on contracts with a term of one year or less, and therefore, we have determined that the value of PCS should not be unbundled from the project revenue as set forth in paragraph 59 of SOP 97-2 [Software Revenue Recognition]. Accordingly, PCS revenue recognized together with the project revenue, and the estimated cost to provide the PCS is accrued. The software customization, together with the hardware customization and integration, represent a significant modification, customization and/or production of the product and therefore the entire arrangement is required to be accounted for using the percentage of completion method of accounting pursuant to SOP 81-1 [Accounting for Performance of Construction-Type and Certain Production-Type Contracts]. The percentage of revenue recognized in any particular period is determined principally on the basis of the relationship of the cost of work performed on the contract to estimated total costs. The percentage-of-completion method relies on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Revisions of estimates are reflected in the period in which the facts necessitating the revisions become known. When a contract indicates a loss, a provision is made for the total anticipated loss.

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

      We recognize vendor incentive rebates when we meet the vendor's sales volume and customer satisfaction levels set by the vendor. Failure to achieve the levels set by the vendor could result in us not receiving a vendor incentive and result in lower gross margins for our company.

            Vendor Incentive Recognition. One of our segments, INX, participates in a significant vendor incentive program. These incentives are generally earned by sales volume, sales growth and customer satisfaction levels. The amounts earned under these programs are accrued when they are deemed probable and can be reasonably measured; otherwise, they are recorded when they are declared by the vendor or the cash is received, which ever is earlier. The incentives are recorded as a reduction of cost of goods. Selling, general and administrative expenses are increased for any associated commission expense and payroll tax related to the incentives. When vendor incentives are recognized upon vendor declaration or cash receipt, then their effect on cost of goods can vary significantly between quarterly and annual reporting periods.

LIQUIDITY AND CAPITAL RESOURCES

      Sources of Liquidity

      Our principal sources of liquidity are collections from our accounts and notes receivable, and our credit facility with Textron Financial Corporation (the "Textron Facility"). In 2004, we also received approximately $7.5 million in net proceeds from a public offering. We use the Textron Facility to finance the majority of our purchases of inventory, and to provide working capital when our cash flow from operations is insufficient. In 2004, we experienced negative cash flow from operating activities of $10.5 million. Our working capital was $3.7 million and $13.1 million at December 31, 2003 and 2004, respectively.

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

      We had accounts receivable, net of allowance for doubtful accounts, of $9.8 million and $28.2 million at December 31, 2003 and 2004, respectively.

      Our Stratasoft subsidiary has accepted customer notes receivable as part of its consideration for certain of its custom projects sales. At December 31, 2003 and December 31, 2004, Stratasoft had net notes receivable of $928,000 and $1.4 million, respectively. The current portion of those notes receivable is reflected on our balance sheets as current portion of notes receivable, net, and the long-term portion of the notes receivable is reflected on our balance sheets as notes receivable, net. The following table shows the breakdown of the total notes receivable:

                                                               DECEMBER 31,
                                                          ---------------------
                                                            2003         2004
                                                          --------      -------
                                                          (DOLLARS IN THOUSANDS)
Current portion of notes receivable, gross............     $ 1,049      $ 2,103
Allowance for doubtful notes..........................        (373)        (872)
                                                           -------      -------
Current portion of notes receivable, net..............         676        1,231
                                                           -------      -------
Long term portion of notes receivable, gross..........         502          457
Allowance for doubtful notes..........................        (250)        (250)
                                                           -------      -------
Long-term portion of notes receivable, net............         252          207
                                                           -------      -------
Total notes receivable, net...........................     $   928      $ 1,438
                                                           =======      =======

      Our Stratasoft subsidiary also has other sales that require payment to occur more than 90 days but less than twelve months from the date of the sale. Those outstanding balances are classified as accounts receivable on the accompanying balance sheets.

      Inventory. We had inventory of $1.0 million and $1.8 million at December 31, 2003 and 2004, respectively. We try to minimize the amount of inventory on hand to reduce the risk that the inventory will become obsolete or decline in value. We are able to do this by relying on the ready availability of products from our principal suppliers. As noted above, we rely principally on our Textron Facility to finance our inventory purchases.

      Contractual Obligations

      The following table summarizes certain of our contractual cash obligations and related payments due as of December 31, 2004:

                                                              PAYMENTS DUE BY PERIOD
                                       --------------------------------------------------------------------
                                                              (DOLLARS IN THOUSANDS)
                                                       LESS THAN                                     AFTER
CONTRACTUAL OBLIGATIONS                   TOTAL         1 YEAR       1-3 YEARS      4-5 YEARS       5 YEARS
-----------------------                ----------      ---------     ---------      ---------       -------
Lease obligations...................   $    2,508      $     804     $   1,498      $     206       $     -
Textron, interest bearing debt......        8,122          8,122             -              -             -
Other debt obligations..............          220             98           122              -             -
                                       ----------      ---------     ---------      ---------       -------
Total contractual cash obligations..   $   10,850      $   9,024     $   1,620      $     206       $     -
                                       ==========      =========     =========      =========       =======

      We do not have any material contractual purchase obligations. We purchase inventory to fulfill in-hand orders from customers and we try to minimize the amount of inventory on hand to reduce risk that the inventory will become obsolete or decline in value. We are able to do this by relying on the ready availability of products from our principal suppliers.

      We expect to be able to meet our contractual cash payment obligations by their due dates through cash generated from operations, augmented, if needed, by borrowings under the Textron Facility, and with the proceeds of our recent public offering.

      Textron Facility. On January 31, 2002, we entered into the Textron Facility to provide financing for our inventory purchases. On September 30, 2004 the agreement was amended and the maximum credit available under the Textron facility is presently $25 million and it is collateralized by substantially all of our assets other than our patent licenses.

      As of December 31, 2004, we owed $16.0 million under the Textron Facility and had an additional $9.0 million available subject to borrowing base restrictions. The "unused availability" is the amount not borrowed, but eligible to be borrowed. The "unused portion of the facility" is the amount not borrowed, but that amount may not be eligible for borrowing because of the borrowing base restrictions.

      The borrowing base restrictions generally restrict our borrowings under the Textron Facility to 80% of the eligible receivables and 90% of our Flooplanned inventory which cannot exceed the lesser of 30% of our eligible accounts receivable or $6.0 million, however, while doing business with DISD this is increased to 35% of our eligible accounts receivable or $9.0 million...

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

      To the extent that we have credit availability under the Textron Facility, it gives us the ability to extend the payment terms past the Free Finance Period. Amounts extended past the Free Finance Period accrue interest and are classified as notes payable on our balance sheet. These extended payment balances under the Textron Facility accrue interest at the prime rate (5.25% at December 31, 2004) plus 2.5%. Because payment cycles of sales to school districts under the E-Rate program often extend beyond 60 days, and because such payment cycles have recently extended even further due to administrative issues with the organization that makes payments to vendors for the E-Rate program, we expect we will continue to carry extended payment balances under the Textron Facility for at least the next several quarters. The total outstanding balance under the Textron Facility at December 31, 2004 was $16.0 million. $7.9 million of the outstanding balance was within the Free Finance Period and therefore is reflected as accounts payable in our balance sheet at December 31, 2004. $8.1 million with accrued interest of $161,000 is reflected as notes payable and accrued expense, respectively, at December 30, 2004.

      As defined in the Textron Facility there are restrictive covenants that are measured at each quarter and year end. These covenants require us to:

      - maintain Minimum Tangible Capital Funds of $9.5 million, which is defined to be the sum of cash, receivables, inventory and fixed net assets, minus total liabilities, with total liabilities being defined as accounts payable, accrued expenses and short- and long-term notes payable;

      -     maintain a maximum Debt to Tangible Capital Funds ratio of 4.0 to 1;

      -     maintain Minimum Working Capital of not less than $8.0 million;

      -     maintain Minimum Cash on Hand of not less than $2.0 million;

      -     maintain a Current Ratio of not less than 1.25 to 1.0;

      - achieve Earnings Before Interest, Taxes, Depreciation and Amortization exceeding $100,000; and

      - enter into a Memorandum of Understanding (MOU) on December 29, 2004 with MSE and Textron among other members of the DISD consortium regarding payment procedures under the Master DISD Contract.

      At December 31, 2004, we were in compliance with the loan covenants, and we anticipate that we will be able to comply with the loan covenants during the next twelve months. If we violate any of the loan covenants, we would be required to seek waivers from Textron and Silicon Valley Bank (a participating partner with Textron) for those non-compliance events. If Textron or Silicon Valley Bank refused to provide waivers, the amount due under the Textron Facility could be accelerated and we could be required to seek other sources of financing.

      Cash Flows. During 2004, our cash increased by $2.6 million. Operating activities used $10.5 million, investing activities used $1.0 million and financing activities provided $14.1 million.

      Operating Activities. Operating activities used $10.5 million in 2004 as compared to using cash of $2.5 million in 2003 and providing cash of $809,000 in 2002. Adjustments for non-cash-related items included a $38,000 gain on disposal of discontinued operations, net of tax, due to collection of discontinued receivables previously reserved against as uncollectible. An adjustment was also made to record minority interest of $117,000, depreciation and amortization of $918,000, current tax benefit of $19,000 and the loss on retirement of assets of $4,000. Adjustments for non-cash expenses included bad debt expense of $1.3 million, which was attributable to increases in allowances for accounts and notes receivable that were partially offset by decreases in the allowance for doubtful accounts receivable due to the write off of uncollectible accounts.

      Changes in asset and liability accounts used $13.6 million. The most significant use related to an increase in accounts receivable of $19.3 million, which was related primarily to increased revenue and the delayed payment of E-Rate funded accounts receivable associated with the sales to independent school districts and the administrative delays encountered at the School and Libraries Division (SLD) which administers the E-Rate program on their behalf. Days sales outstanding increased 28.1 days from 46.5 days at December 31, 2003 to 74.6 days at December 31, 2004 due to these delays. Adjustment for accounts receivable-others was $4,000 in 2004. Inventory increased $740,000 in 2004 as compared to an increase of $257,000 in 2003 and an increase of $147,000 in 2002. Net working capital used for contracts in progress increased $410,000 due to an increase in cost and estimated earnings in excess of billings of $211,000, which was primarily related to an increase in the Stratasoft custom projects in process at year-end and a reduction in billings in excess of cost and estimated earnings of $199,000. In addition, notes receivable increased $1.0 million due to more notes receivables being accepted from Stratasoft customers. These uses of cash were partially offset by an increase in accounts payable of $4.1 million, which related primarily to: increased purchases of Cisco products for sales by our INX subsidiary; an increase in accrued expenses of $1.7 million primarily for sales commissions; a decrease in other assets of $596,000 primarily for return of bid deposits and reduction in prepaid insurance; and an increase of $579,000 in deferred revenue related to a sale of software to resellers with notes in excess of twelve months.

      Investing Activities. Investing activities used $1.0 million in 2004 compared to a use of $885,000 for 2003 and a use of $347,000 for 2002. Our investing activities related to capital expenditures in all three years were primarily related to purchases of computer equipment and software, and to a lesser degree, leasehold improvements. Investing activities related to cash paid for acquisitions increased in 2003 due to the acquisition of Digital Precision by INX. During the next twelve months, we do not expect to incur significant capital expenditures requiring cash, except for acquisitions, of which we cannot predict the certainty or magnitude.

      Financing Activities. Financing activities provided $14.1 million in 2004 as compared to providing $2.0 million in 2003 and to using $405,000 in 2002. In 2003 and 2004, our changes in stock price resulted in stock option holders exercising stock options, which provided $478,000 and $280,000, respectively. No options were exercised during the previous two years. During December 2003, $1.7 million of debt under the Textron Facility became interest-bearing debt and was classified as notes payable rather than accounts payable. During January 2004, the company repaid $1.7 million of interest-bearing debt under the Textron Facility. During the year ended December 31, 2004, another $1.2 million of debt under the Textron Facility became interest-bearing in March 2004 and was repaid in May 2004, and during September 2004 through December 2004 another $8.1 million became interest bearing.

      On May 12, 2004 we closed a public offering of 500,000 Units. The Units began trading on May 7, 2004, on the American Stock Exchange under the symbol ISR.U. Each Unit consists of two shares of common stock and one warrant to purchase one share of common stock at a price of $12.45. The Units were offered at a public offering price of $16.60 per Unit resulting in $7.5 million of proceeds before additional offering expenses. On June 2, 2004 the underwriters exercised their option to purchase 75,000 additional Units to cover over-allotments resulting in $1.1 million of proceeds before additional offering expenses. We paid $1.1 million of offering expenses associated with the public offering resulting in net proceeds from the public offering of $7.5 million. We used the net proceeds of the offering primarily for working capital and to repay interest-bearing debt.

FUTURE TRENDS

      We expect revenue to continue to increase in 2005 for each of our three subsidiaries. We expect INX will grow the most, but that INX's growth rate for 2005 will be less than its growth rate for 2004 excluding the impact of acquisitions that we might make during 2005. We believe INX's growth rate will slow somewhat from historical rates of growth primarily because we believe we have become the dominant provider of Cisco-based IP telephony solutions for our targeted types of customers in our current market of Texas, which are customers with approximately 300 to 10,000 employees. We expect Cisco-based systems will continue to gain market share, and we expect our revenue growth in 2005 will be primarily the result of prior investments in increased sales and marketing programs. We anticipate making one or more acquisitions during 2005, which we expect would add additional INX revenue growth.

      While we cannot predict the economic and industry trends with certainty, we continue to believe that the enterprise customer information and communications technology industries are continuing to rebound from the depressed market conditions that began in 2000, the recovery from which was somewhat delayed by the Iraq war. We currently believe that events and circumstances point toward this trend of improving general market conditions will continue through 2005.

      We expect to be able to contain the growth of certain selling, general and administrative expenses somewhat, relative to revenue growth, as expected increases in revenue are spread over a somewhat fixed corporate administration expense base.

      We have experienced no material impact of inflation and changing prices on net sales and income from continuing operations in the last three years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      We attempt to manage our borrowings under the Textron Facility to minimize interest expense. The interest rate of the Textron Facility is the prime rate plus 2.5% (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). During the year ended December 31, 2004, the interest rates of borrowings under the Textron Facility ranged from 6.5% to 10.0%. A one percent change in variable interest rates will not have a material impact on our financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              I-SECTOR CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                 PAGE
                                                                                                                 ----
Report of Independent Registered Public Accounting Firm for the years ended December 31,
      2003 and 2004........ ..................................................................................    42

Report of Independent Registered Public Accounting Firm for the year ended December 31,
      2002.................. .................................................................................    43

Consolidated Balance Sheets at December 31, 2003 and 2004.....................................................    44

Consolidated Statements of Operations for the years ended December 31, 2002, 2003 and 2004....................    45

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2003 and
      2004 ............. .....................................................................................    46

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004....................    47

Notes to Consolidated Financial Statements....................................................................    48

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of I-Sector Corporation:

We have audited the accompanying consolidated balance sheets of I-Sector Corporation (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over Financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I-Sector Corporation and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Houston, Texas
February 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of I-Sector Corporation:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2002 of I-Sector Corporation and subsidiaries ("I-Sector"). These financial statements are the responsibility of I-Sector's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of I-Sector's operations, changes in stockholders' equity and cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
March 21, 2003

                     I-SECTOR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and par value amounts)

                                                                                         December 31,
                                                                                         ------------
                                                                                       2003        2004
                                                                                       ----        ----
                                                 ASSETS
Current Assets:
     Cash and cash equivalents ...................................................   $  2,172    $  4,773
     Accounts receivable -  trade, net of allowance of $612 and $1,274 ...........      9,757      28,236
     Accounts receivable - affiliates ............................................         16          20
     Accounts receivable - other .................................................         29          21
     Notes receivable, net of allowance of $373 and $872 .........................        676       1,231
     Inventory ...................................................................      1,038       1,778
     Cost and estimated earnings in excess of billings ...........................      1,452       1,663
     Other current assets ........................................................        943         310
                                                                                     --------    --------
          Total current assets ...................................................     16,083      38,032

Property and equipment, net of accumulated depreciation of $1,887 and $2,397 .....      1,271       1,787
Notes receivable, net of allowance of  $250 and $250 .............................        252         207
Patent license rights, net of accumulated amortization of $265 and $375 ..........        849         739
Other intangible assets,  net of accumulated amortization of $335 and $630 .......        317         374
Deferred offering costs ..........................................................        435           -
                                                                                     --------    --------
               Total Assets ......................................................   $ 19,207    $ 41,139
                                                                                     ========    ========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Notes payable and current portion of long-term debt .........................   $  1,784    $  8,220
     Accounts payable ............................................................      6,524      10,675
     Billings in excess of cost and estimated earnings ...........................        262          63
     Accrued expenses ............................................................      2,676       4,171
     Net liabilities related to discontinued operations ..........................        557         625
     Deferred revenue ............................................................        556       1,135
                                                                                     --------    --------
         Total current liabilities ...............................................     12,359      24,889
                                                                                     --------    --------

Long-term debt ...................................................................        229         122

Minority interest ................................................................          -         279

Commitments and Contingencies

Stockholders' Equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized,
          no shares issued .......................................................          -           -
     Common stock, $.01 par value, 15,000,000 shares authorized,
          4,762,809 and 5,201,354 issued .........................................         48          52
     Additional paid in capital ..................................................     10,853      17,350
     Additional paid in capital - other ..........................................        337         163
     Treasury stock, at cost 811,800 and 0 shares ................................     (1,373)          -
     Retained deficit ............................................................     (3,246)     (1,716)
                                                                                     --------    --------
         Total stockholders' equity ..............................................      6,619      15,849
                                                                                     --------    --------
              Total Liabilities and Stockholders' Equity .........................   $ 19,207    $ 41,139
                                                                                     ========    ========

   The accompanying notes are an integral part of these consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)

                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                                2002           2003           2004
                                                                                ----           ----           ----
Revenue:
       Products .........................................................   $    29,805    $    46,900    $    72,680
       Services .........................................................         5,647          7,725         11,393
       Custom projects ..................................................         6,569          7,527          8,996
                                                                            -----------    -----------    -----------
       Total revenue ....................................................        42,021         62,152         93,069
                                                                            -----------    -----------    -----------

Cost of goods and services:
       Products .........................................................        26,437         41,060         61,694
       Services .........................................................         4,395          5,383          7,273
       Custom projects ..................................................         2,920          2,982          4,150
                                                                            -----------    -----------    -----------
       Total cost of goods and services .................................        33,752         49,425         73,117
                                                                            -----------    -----------    -----------

                 Gross profit ...........................................         8,269         12,727         19,952

Selling, general and administrative expenses ............................        10,625         15,061         18,254
                                                                            -----------    -----------    -----------

Operating income (loss) .................................................        (2,356)        (2,334)         1,698
Interest and other income (expense), net ................................           115            107           (108)
                                                                            -----------    -----------    -----------
Income (loss) from continuing operations before income tax benefit ......        (2,241)        (2,227)         1,590
Income tax benefit ......................................................         1,595            181             19
                                                                            -----------    -----------    -----------
Net income (loss) from continuing operations before minority interest ...          (646)        (2,046)         1,609
Minority interest .......................................................             -              -           (117)
                                                                            -----------    -----------    -----------
Net income (loss) from continuing operations ............................          (646)        (2,046)         1,492
Gain on disposal of discontinued operations, net of taxes ...............           262            210             38
                                                                            -----------    -----------    -----------
Net income (loss) .......................................................   $      (384)   $    (1,836)   $     1,530
                                                                            ===========    ===========    ===========

Net income (loss) per share
Basic:
Net income (loss) from continuing operations before minority interest ...   $     (0.17)   $     (0.55)   $      0.35
Minority interest .......................................................             -              -          (0.03)
Gain on disposal of discontinued operations, net of taxes ...............          0.07           0.06          0. 01
                                                                            -----------    -----------    -----------
Net income (loss) per share .............................................   $     (0.10)   $     (0.49)   $      0.33
                                                                            ===========    ===========    ===========

Diluted:
Net income (loss) from continuing operations before minority interest ...   $     (0.17)   $     (0.56)   $      0.32
Minority interest .......................................................             -              -          (0.02)
Gain on disposal of discontinued operations, net of taxes ...............          0.07           0.06          0. 01
                                                                            -----------    -----------    -----------
Net income (loss) per share .............................................   $     (0.10)   $     (0.50)   $      0.31
                                                                            ===========    ===========    ===========

Shares used in computing net income (loss) per share:

Basic ...................................................................     3,709,689      3,691,052      4,569,507
                                                                            ===========    ===========    ===========
Diluted .................................................................     3,709,689      3,691,052      5,004,393
                                                                            ===========    ===========    ===========

   The accompanying notes are an integral part of these consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (In thousands, except share and per share amounts)

                                           $.01 par value     Additional     Additional
                                            Common Stock       Paid-In        Paid-In       Treasury    Retained
                                           Shares    Amount    Capital     Capital - Other   Stock      Earnings       Total
                                           ------    ------    -------     ---------------   -----      --------       -----
Balance at January 1, 2002 ..........    4,441,325   $   44   $   10,184     $        -     $(1,187)   $   (1,026)   $    8,015

Purchase of treasury stock ..........            -        -            -              -        (186)            -          (186)
Stock warrants expired ..............            -        -          195              -           -             -           195
Net loss ............................            -        -            -              -           -          (384)         (384)
                                         ---------   ------   ----------     ----------     -------    ----------    ----------
Balance at December 31, 2002 ........    4,441,325       44       10,379              -      (1,373)       (1,410)        7,640

Issuance of options to consultants ..            -        -            -            337           -             -           337
Exercise of common stock options ....      321,484        4          474              -           -             -           478
Net loss ............................            -        -            -              -           -        (1,836)       (1,836)
                                         ---------   ------   ----------     ----------     -------    ----------    ----------
Balance at December 31, 2003 ........    4,762,809   $   48   $   10,853     $      337     $(1,373)   $   (3,246)   $    6,619

Revaluation of consultant options ...            -        -            -           (199)          -             -          (199)
Exercise of common stock options ....      100,345        -          255             25           -             -           280
Proceeds from offering of Units,
net of offering costs of $1,145 .....    1,150,000       12        7,536              -           -             -         7,548
Issuance of INX common stock net
of minority interest ................            -        -           71              -           -             -            71
Retirement of treasury stock ........     (811,800)      (8)      (1,365)             -       1,373             -             -
Net income ..........................            -        -            -              -           -         1,530         1,530
                                         ---------   ------   ----------     ----------     -------    ----------    ----------

Balance at December 31, 2004 ........    5,201,354   $   52   $   17,350     $      163     $     -    $   (1,716)   $   15,849
                                         =========   ======   ==========     ==========     =======    ==========    ==========

   The accompanying notes are an integral part of these consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                  Year Ended December 31,
                                                                                        ------------------------------------------
                                                                                            2002          2003           2004
                                                                                        ------------   -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss).............................................................    $       (384)  $    (1,836)  $       1,530
      Adjustments to reconcile net income (loss) to net cash provided by (used in)
               operating activities:
            Minority interest.......................................................               -             -             117
            Net gain from discontinued operations...................................            (262)         (210)            (38)
            Tax benefit from discontinued operations................................            (136)         (108)            (19)
            Depreciation and amortization...........................................             596           764             918
            (Gain) loss on retirement of assets.....................................              34           (88)             (4)
            Bad debt expense .......................................................           1,271           769           1,346
       Changes in assets and liabilities that provided (used) cash:
             Accounts receivable, net...............................................          (3,133)       (3,680)        (19,310)
             Accounts receivable, affiliates and other..............................             115           111               4
             Inventory..............................................................            (147)         (257)           (740)
             Income tax receivable..................................................            (337)          488               -
             Notes receivable.......................................................          (1,154)         (287)         (1,025)
             Other current assets...................................................             (58)         (250)            596
             Accounts payable.......................................................           3,072         1,676           4,151
             Cost and estimated earnings in excess of billings......................             986          (743)           (211)
             Billings in excess of cost and estimated earnings......................               3           187            (199)
             Accrued expenses.......................................................            (288)          556           1,656
             Deferred revenue.......................................................             (45)          475             579
                                                                                        ------------   -----------   -------------
                          Net cash provided (used) in continuing operations.........             133        (2,433)        (10,649)
         Net operating activities from discontinued operations......................             676           (29)            125
                                                                                        ------------   -----------   -------------
                          Net cash provided (used) in operating activities..........             809        (2,462)        (10,524)
                                                                                        ------------   -----------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures..........................................................            (347)         (399)         (1,026)
      Proceeds of sale of fixed assets..............................................               -            80               -
      Acquisition of Digital Precision, Inc (inclusive of acquisition costs)........               -          (566)              -
                                                                                        ------------   -----------   -------------
                          Net cash used in investing activities.....................            (347)         (885)         (1,026)
                                                                                        ------------   -----------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Exercise of stock options.....................................................               -           478             280
      Proceeds from Unit offering, net .............................................               -             -           7,548
      Proceeds from borrowings of interest bearing debt ............................               -         1,688          10,380
      Payments of short and long-term debt..........................................            (219)         (138)         (4,057)
      Purchase of treasury stock....................................................            (186)            -               -
                                                                                        ------------   -----------   -------------
                          Net cash provided by (used in) in financing activities....            (405)        2,028          14,151
                                                                                        ------------   -----------   -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................              57        (1,319)          2,601
CASH AND CASH EQUIVALENTS AT BEGINNING OF  PERIOD...................................           3,434         3,491           2,172
                                                                                        ------------   -----------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................    $      3,491   $     2,172   $       4,773
                                                                                        ============   ===========   =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Cash paid for interest.....................................................    $          -   $        29   $           -
                                                                                        ============   ===========   =============
         Cash received for income taxes.............................................    $     (1,123)  $       (73)  $           -
                                                                                        ============   ===========   =============
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
       Revaluation of options granted to consultants................................    $          -   $         -   $        (199)
       Recognition of additional purchase price on Digital Precision acquisition                   -
           through  issuance of INX common stock....................................                             -             234
       Recognition of minority interest for issuance of INX common stock............               -             -            (162)
       Fixed assets acquired through capital lease..................................               -            63               -
       Options granted to consultants...............................................               -           337               -
       Offering costs accrued.......................................................               -           317               -

      The accompanying notes are an integral part of these consolidated financial statements

                      I-SECTOR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              for the years ended December 31, 2002, 2003 and 2004
               (In thousands, except share and per share amounts)

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

      - Valerent, Inc. ("Valerent") provides information technology solutions that lower its client's expense by utilizing centralized, remote enabled computing management tools which predict, announce and manage service interruptions. Additionally, Valerent provides customers with traditional computer services such as on-site and carry-in computer repair, application support, operating system and network migration services, turn-key outsourced IT helpdesk solutions, technical staff augmentation for IT helpdesk operations, and helpdesk solutions consulting services.

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

                                                                        December 31,
                                                           -------------------------------------
                                                                2003                  2004
                                                           ---------------      ----------------
Costs incurred on uncompleted contracts.................   $         1,019      $          1,675
Estimated earnings......................................             3,117                 4,862
                                                           ---------------      ----------------
                                                                     4,136                 6,537
Less: Billings to date..................................             2,946                 4,937
                                                           ---------------      ----------------

Total  .................................................   $         1,190      $          1,600
                                                           ===============      ================

Included in accompanying balance sheets under
 the following captions:
Cost and estimated earnings in excess of billings.......   $         1,452      $          1,663
Billings in excess of cost and estimated earnings.......              (262)                  (63)
                                                           ---------------      ----------------
Total  .................................................   $         1,190      $          1,600
                                                           ===============      ================

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

      I-Sector`s operating segment Stratasoft sold $408 and $125 of software products to a reseller for which the related revenue was deferred at December 31, 2003 and 2004, respectively. Revenue from the sales will be recognized in the accounting periods that payments from the reseller become due, or in the accounting period when it has been firmly established that the software has been re-sold to an end-user of the software and that collection is reasonably assured by the Company.

      During 2002, 2003 and 2004, I-Sector has recognized revenue of $614, $502 and $5 respectively, on the percentage-of-completion basis for several projects associated with one reseller in South Asia. For these projects, Stratasoft entered into a three-party contract between Stratasoft, the South Asia reseller and the end-user customers. Stratasoft was responsible for performing the substantial majority of the project for the end-user customer, from whom Stratasoft was directly obligated to be paid for such project by the end-user customer.

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

      VENDOR INCENTIVES - One of the segments, INX, participates in a significant vendor incentive program. These incentives are generally earned by sales volume, sales growth and customer satisfaction levels. The amounts earned under these programs are accrued when they are deemed probable and can be reasonably measured; otherwise, they are recorded when they are declared by the vendor or the cash is received, which ever is earlier. The incentives are recorded, as a reduction of cost of goods and services. Selling, general and administrative expenses are increased for any associated commission expense and payroll tax related to the incentives. When vendor incentives are not recognized until vendor declaration or cash receipt, then their effect on cost of goods can vary significantly among quarterly and annual reporting periods.

      ADVERTISING COSTS - Advertising costs consist of print advertising and trade show materials and are expensed as incurred. Advertising costs for the year ended December 31, 2002, 2003 and 2004 were $370, $323 and $250, respectively.

      RESEARCH AND DEVELOPMENT COSTS - Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.

      WARRANTY RESERVE - I-Sector records a warranty reserve related to certain software products sold by its Stratasoft subsidiary. That reserve is classified in accrued expenses and is amortized over the life of the warranty, which is generally twelve months, against actual warranty expenditures. This warranty reserve relates to the estimate of warranty obligations from sales of Stratasoft's call center telephony systems, which consist of Stratasoft's software, configured hardware components as well as telephone support relating to Stratasoft's software products. This liability amount has been consistently recorded within each period as a charge to cost of goods based upon five percent of period revenue. This percentage was based upon a review of the costs of providing the warranty work, which was initially performed in connection with the acquisition of the Stratasoft technology. Stratasoft incurs numerous types of costs related to the warranty work, which includes labor cost of technicians and programmers, hardware cost, the cost of developing and uploading software patches related to "bug fixes", telephone support, and hardware parts cost related to defective hardware sold as a part of a complete Stratasoft system. The majority of these costs are individually insignificant amounts for which the cost/benefit relationship does not warrant tracking, but which we periodically assess and continue to estimate at approximately five percent of Stratasoft sales. As the actual costs are not tracked, Stratasoft amortizes the recorded amounts to cost of goods and services over the average life of the contractual warranty period as costs are believed to be incurred ratably over the warranty period. The difference between the actual warranty costs incurred and the amount of amortization is not considered to be materially different. The following table depicts the activity in the warranty reserve:

                                                    December 31,
                                             -------------------------
                                                 2003          2004
                                             -----------   -----------
Balance, beginning of the period..........   $       305   $       302
Additions to reserve......................           348           493
Expenses offset against reserve...........          (351)         (434)
                                             -----------   -----------
Balance, end of period....................   $       302   $       361
                                             ===========   ===========

      STOCK-BASED COMPENSATION - The Company has elected to account for employee stock-based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Bulletin ("APB") No. 25 "Accounting for Stock Issued to Employees". Under this method no compensation expense is recognized when the number of shares granted is known and the exercise price of the stock option is equal to or greater than the fair value of the common stock on the grant date. The Company has recorded no stock-based compensation associated with stock options granted to employees and directors in its consolidated statement of operations. I-Sector and its subsidiaries apply the fair value method as prescribed by SFAS No. 123, as interpreted and amended, for stock and stock options issued to non-employees and during the years ended December 31, 2003 and 2004, recorded $337 and $(174) of other additional paid in capital related to compensation to the non-employees. If compensation cost for all option issuances had been determined consistent with the fair value method, I-Sector's net loss and net loss per share would have increased to the pro-forma amounts indicated below.

      For purposes of estimating the fair value disclosures below, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option pricing model using the following weighted-average assumptions for the 2002, 2003 and 2004 periods; dividend yield of 0% for all periods; expected volatility of 82.1%, 85.7% and 79.8%, respectively; risk-free interest rate of 3.63%, 3.63% and 3.63%, respectively; and expected lives of 7.57, 8.4 and 8.0 years, respectively, from the original date of the stock option grants.

                                                                                         December 31,
                                                                          -----------------------------------------
                                                                              2002           2003           2004
                                                                          -----------    -----------    -----------
Basic:
Net income (loss) as reported.....................................        $      (384)   $    (1,836)   $     1,530
Deduct:
Total stock-based employee
       compensation determined under fair value
       based method for all awards, net of related tax effects....               (184)          (233)           (90)
                                                                          -----------    -----------    -----------
Pro forma net income (loss).......................................        $      (568)   $    (2,069)   $     1,440
                                                                          ===========    ===========    ===========

Diluted:
Net income (loss) as reported.....................................        $      (384)   $    (1,836)   $     1,530
Deduct:
Adjustment for subsidiary dilution                                                  -            (29)          (550)
Total stock-based employee
       compensation determined under fair value
       based method for all awards, net of related tax effects....               (184)          (233)           (90)
                                                                          -----------    -----------    -----------
Pro forma net income (loss).......................................        $      (568)   $    (2,098)   $       890
                                                                          ===========    ===========    ===========
Earnings per share:
Basic - as reported...............................................        $     (0.10)   $     (0.49)   $      0.33
Basic - pro forma.................................................        $     (0.15)   $     (0.56)          0.32

Diluted - as reported.............................................        $     (0.10)   $     (0.50)   $      0.31
Diluted - pro forma...............................................        $     (0.15)   $     (0.57)   $      0.18

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

      In December 2004, the FASB issued SFAS No. 123 (R), which amends SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach for determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures that will change our accounting for stock-based awards in the future.

      SFAS No. 123 (R) must be adopted in the first annual period beginning after June 15, 2005. The statement allows companies to adopt its provisions using either of the following transition alternatives:

            - The modified prospective method, which results in the recognition of compensation expense using SFAS No. 123 (R) for all share-based awards granted after the effective date and the recognition of compensation expense using SFAS No. 123 for all previously granted share-based awards that remain unvested at the effective date; or

            - The modified retrospective method, which results in applying the modified prospective method and restating prior periods by recognizing the financial statement impact of share-based payments in a manner consistent with the pro forma disclosure requirements of SFAS No. 123. The modified retrospective method may be applied to all prior periods presented or previously reported interim periods of the year of adoption.

      We currently plan to SFAS No. 123 (R) on July 1, 2005 using the modified prospective method. This change in accounting is not expected to materially impact our financial position. However, because we currently account for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. We have not calculated the impact of this statement on our previous or future operating results as we are still determining the appropriate fair value method to be used.

      We will be required to recognize expense related to stock options and other types of equity-based compensation beginning in 2005 and such cost must be recognized over the period during which an employee is required to provide service in exchange for the award. The requisite service period is usually the vesting period. The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. Additionally, we may be required to change our method for determining the fair value of stock options.

      In December 2004, the FASB issued Staff Position FSP 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FSP 109-2), which provides guidance on accounting for the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Based on our analysis to date, we are not yet in a position to decide on whether, or to what extent, we might repatriate foreign earnings under the Jobs Act.

2. DISCONTINUED OPERATIONS

      Prior to 2002, I-Sector sold three businesses that have contributed to discontinued operations in subsequent periods. In 1999, I-Sector decided to sell both its computer products reselling business and its PBX telephone systems dealer business, which together accounted for approximately 90% of total revenue at the time. I-Sector closed the sale of its PBX telephone systems dealer business, its Telecom Systems division, on March 16, 2000 and closed the sale of its computer products reselling business, its Computer Products division, on May 19, 2000. On December 31, 2001, I-Sector finalized the sale of IT Staffing, its computer personnel staffing business.

      During the periods specified below, I-Sector recognized a gain on disposal, net of income tax provision, of these three businesses as follows:

                                                                                    December 31,
                                                                                ------------------
                                                                                2002    2003  2004
                                                                                -----   ----  ----
IT Staffing, Inc. (net of taxes of $(7), $14 and $-, respectively)........      $ (13)  $ 26  $  -
Computer Products Division  (net of taxes of $53, 53 and $19,
respectively).............................................................        104    104    39
Telecom Division (net of taxes and taxes of  $88, 41 and $-, respectively)        171     80    (1)
                                                                                -----   ----  ----
Gain on disposal of discontinued operations, net of taxes.................      $ 262   $210  $ 38
                                                                                =====   ====  ====

      The balance sheet caption "Net liabilities related to discontinued operations" contains $557 and $625 at December 31, 2003 and 2004, respectively, of estimated future expenses related to the winding up of the IT Staffing business, the Telecom Division and the Computer Products Division, and includes amounts related to settlement of pending litigation and to Telecom warranties. An additional $85 relating to the rebate repayment claims from a former vendor was reclassified from accrued liabilities to net liabilities related to discontinued operations during 2004. The Company also reduced $17 of reserves for legal costs relating to the Computer Products division.

3. ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable consisted of the following:

                                                                         December 31,
                                                                  -----------------------
                                                                    2003          2004
                                                                  --------      ---------
Accounts receivable........................................       $ 10,276      $  29,421
Accounts receivable retained - discontinued
          Operations.......................................             93             89
Allowance for doubtful accounts............................           (612)        (1,274)
                                                                  --------      ---------
Total......................................................       $  9,757      $  28,236
                                                                  ========      =========

Notes receivable short-term consisted of the following:

                                                                         December 31,
                                                                  -----------------------
                                                                    2003          2004
                                                                  --------      ---------
Notes receivable, short-term...............................       $  1,049      $   2,103
Allowance for doubtful accounts, short-term................           (373)          (872)
                                                                  --------      ---------
Total......................................................       $    676      $   1,231
                                                                  ========      =========

Notes receivable long-term consisted of the following:

                                                                         December 31,
                                                                  -----------------------
                                                                    2003          2004
                                                                  --------      ---------
Notes receivable, long-term................................       $    502      $     457
Allowance for doubtful accounts, long-term.................           (250)          (250)
                                                                  --------      ---------
Total......................................................       $    252      $     207
                                                                  ========      =========

4. PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:

                                                                December 31,
                                                          ----------------------
                                                             2003         2004
                                                          ----------    --------
Equipment...........................................      $      270    $    292
Computer equipment..................................           1,888       2,658
Furniture and fixtures..............................             330         382
Leasehold improvements..............................             623         747
Vehicles............................................              47         105
                                                          ----------    --------
                                                               3,158       4,184
Accumulated depreciation and amortization...........          (1,887)     (2,397)
                                                          ----------    --------
Total...............................................      $    1,271    $  1,787
                                                          ==========    ========

      Property and equipment are depreciated over their estimated useful lives ranging from three to ten years using the straight-line method. Depreciation expense totaled $356, $466 and $513 for 2002, 2003 and 2004, respectively. Assets under capital leases at December 31, 2003 and 2004 totaled $63 and $63 with $1 and $6 of recorded amortization for 2003 and 2004, respectively.

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

      For the year ended December 31, 2004:

                                  INX        Stratasoft      Valerent    Corporate   Eliminations   Consolidated
                             ------------  -------------   ------------  ---------   ------------   ------------
Revenue:
       Products............  $     71,646  $           -   $      1,829  $       -   $       (795)  $     72,680
       Services............         6,280              -          5,113          -              -         11,393
       Custom projects.....             -          8,996              -          -              -          8,996
                             ------------  -------------   ------------  ---------   ------------   ------------
Total revenue..............        77,926          8,996          6,942          -           (795)        93,069
                             ------------  -------------   ------------  ---------   ------------   ------------

Cost of goods and
    Services:
       Products............        60,802              -          1,687          -           (795)        61,694
       Services............         4,183              -          3,090          -              -          7,273
       Custom projects.....             -          4,150              -          -              -          4,150
                             ------------  -------------   ------------  ---------   ------------   ------------
      Cost of goods and
       Services............        64,985          4,150          4,777          -           (795)        73,117
                             ------------  -------------   ------------  ---------   ------------   ------------
Gross profit...............        12,941          4,846          2,165          -              -         19,952

Selling, general and
administrative expenses....        10,295          5,100          1,886        973              -         18,254
                             ------------  -------------   ------------  ---------   ------------   ------------
Operating income (loss)....  $      2,646  $        (254)  $        279  $    (973)  $          -          1,698
                             ------------  -------------   ------------  ---------   ------------
Interest and other income (expense), net.........................................................           (108)
                                                                                                    ------------
Income from continuing operations before income taxes............................................          1,590
Income tax expense...............................................................................             19
                                                                                                    ------------
Net income from continuing operations before minority interest...................................          1,609
Minority interest................................................................................           (117)
Gain on disposal of discontinued operations, net of taxes........................................             38
                                                                                                    ------------
Net income ......................................................................................   $      1,530
                                                                                                    ============

Selected Balance Sheet Information:
Trade accounts
      receivable, net......  $     25,847  $         803   $      1,497  $      89   $          -   $     28,236
                             ------------  -------------   ------------  ---------   ------------   ============
Inventory..................  $      1,000  $         697   $         81  $       -   $          -   $      1,778
                             ------------  -------------   ------------  ---------   ------------   ============

      For the year ended December 31, 2003:

                                         INX      Stratasoft    Valerent     Corporate    Eliminations    Consolidated
                                     -----------  ----------   ---------    ----------    ------------    ------------
Revenue:
       Products....................  $    45,749  $        -   $   1,573    $        -    $       (422)   $     46,900
       Services....................        4,226           -       3,503             -              (4)          7,725
       Custom projects.............            -       7,527           -             -               -           7,527
                                     -----------  ----------   ---------    ----------    ------------    ------------
Total revenue......................       49,975       7,527       5,076             -            (426)         62,152
                                     -----------  ----------   ---------    ----------    ------------    ------------

Cost of goods and
    Services:
       Products....................       40,060           -       1,421             -            (421)         41,060
       Services....................        2,976           -       2,412             -              (5)          5,383
       Custom projects.............            -       2,982           -             -               -           2,982
                                     -----------  ----------   ---------    ----------    ------------    ------------
      Cost of goods and
        Services...................       43,036       2,982       3,833             -            (426)         49,425
                                     -----------  ----------   ---------    ----------    ------------    ------------
Gross profit.......................        6,939       4,545       1,243             -               -          12,727

Selling, general and
administrative expenses............        6,045       5,888       1,963         1,165               -          15,061
                                     -----------  ----------   ---------    ----------    ------------    ------------
Operating income (loss)............  $       894  $   (1,343)  $    (720)   $   (1,165)   $          -          (2,334)
                                     -----------  ----------   ---------    ----------    ------------
Interest and other income, net........................................................................             107
                                                                                                          ------------
Loss from continuing operations
before income taxes...................................................................................          (2,227)
Benefit from income taxes.............................................................................             181
                                                                                                          ------------
Net loss from continuing
operations............................................................................................          (2,046)
Gain on disposal of discontinued
operations, net of taxes..............................................................................             210
                                                                                                          ------------
Net loss .............................................................................................    $     (1,836)
                                                                                                          ============

Selected Balance Sheet Information:
Accounts receivable, net...........  $     7,898  $      978   $     788    $        -    $          -    $      9,664
                                     -----------  ----------   ---------    ----------    ------------    ------------
Accounts receivable retained
from discontinued operations,
net...................................................................................................              93
                                                                                                          ------------
Total accounts receivable, net........................................................................    $      9,757
                                                                                                          ============
Inventory..........................  $       365  $      657   $      16    $        -    $          -    $      1,038
                                     -----------  ----------   ---------    ----------    ------------    ============

      For the year ended December 31, 2002:

                                         INX      Stratasoft    Valerent     Corporate    Eliminations    Consolidated
                                     -----------  ----------   ---------    ----------    ------------    ------------
Revenue:
       Products.................     $    28,990  $        -   $   1,092    $        -    $       (277)   $     29,805
       Services.................           1,748           -       3,900                            (1)          5,647
       Custom projects..........               -       6,569           -                             -           6,569
                                     -----------  ----------   ---------    ----------    ------------    ------------
Total revenue...................          30,738       6,569       4,992             -            (278)         42,021
                                     -----------  ----------   ---------    ----------    ------------    ------------

Cost of goods and
    Services:
       Products.................          25,659           -       1,055             -            (277)         26,437
       Services.................           1,658           -       2,738             -              (1)          4,395
       Custom projects..........               -       2,920           -             -               -           2,920
                                     -----------  ----------   ---------    ----------    ------------    ------------
      Cost of goods and
        Services................          27,317       2,920       3,793             -            (278)         33,752
                                     -----------  ----------   ---------    ----------    ------------    ------------
Gross profit....................           3,421       3,649       1,199             -               -           8,269

Selling, general and
administrative expenses.........           3,545       3,922       2,236           922               -          10,625
                                     -----------  ----------   ---------    ----------    ------------    ------------
Operating income (loss).........     $      (124) $    (273)   $  (1,037)   $     (922)   $          -          (2,356)
                                     -----------  ----------   ---------    ----------    ------------
Interest and other income,
net...................................................................................................            115
                                                                                                          ------------
Loss from continuing operations
before income taxes...................................................................................          (2,241)
Benefit from income taxes.............................................................................           1,595
                                                                                                          ------------
Net loss from continuing
operations............................................................................................            (646)
Gain on disposal of discontinued
operations, net of taxes..............................................................................             262
                                                                                                          ------------
Net loss..............................................................................................    $       (384)
                                                                                                          ============

      International sales accounted for $1,851, $3,179 and $2,132 or 4.4%, 5.1% and 2.3% of consolidated revenue in 2002, 2003 and 2004, respectively, and were primarily in the Stratasoft segment. International sales accounted for 23.7% of the Stratasoft segment revenue in the year ended December 31, 2004. International sales are derived primarily from United States, Canada, the United Kingdom, Germany, Greece, India, Egypt, The Philippines, Japan and Grenada.

      The INX segment had one customer, Micro System Enterprise, Inc. / Acclaim Professional Services ("MSE"), an agent related to the DISD E-Rate funded program that represented 16.1% of the consolidated revenue for the year ended December 31, 2004 and 49.5% of the net account receivables at December 31, 2004. The Company had no single customer that represented 10% or more of our total consolidated revenue during the years ended December 31, 2002 or 2003.

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

      The potentially dilutive options of 101,318 and 215,395 for the years ended December 31, 2002 and 2003, respectively, were not used in the calculation of diluted earnings since the effect of potentially dilutive securities in computing a loss per share is antidilutive. For the year ended December 31, 2004 no options were excluded in the calculation of diluted earnings.

      The potentially dilutive options of the Company's wholly-owned subsidiary, Internetwork Experts, Inc., (see Note 14) did not impact the calculation of I-Sector's earnings per share for 2002 since the effect would have been antidilutive. In 2003, net loss from continuing operations for purposes of computing the loss per share increased $29 for the assumed exercise of INX options under the treasury method, and in 2004 the net income from continuing operations for purposes of computing the earnings per share decreased $550 for the assumed exercise of INX options under the treasury method.

                                                                            December 31,
                                                           ----------------------------------------------
                                                              2002               2003             2004
                                                           ----------        ------------      ----------
Numerator for basic earnings per share:
Net income (loss) from continuing operations
before minority interest...............................    $     (646)       $     (2,046)     $    1,609
Minority interest......................................             -                   -            (117)
Gain on disposal of discontinued
operations, net of taxes...............................           262                 210              38
                                                           ----------        ------------      ----------
Net income (loss)......................................    $     (384)       $     (1,836)     $    1,530
                                                           ==========        ============      ==========

Numerator for diluted earnings per share:
Net income (loss) from continuing operations
before minority interest...............................    $     (646)       $     (2,046)     $    1,609
Minority interest......................................             -                   -            (117)
INX income attributable to potential minority
interest net income (loss) from continuing
operations used in computing loss per share............             -                 (29)           (550)
                                                           ----------        ------------      ----------
Net income (loss) from continuing operations used
in computing income (loss) per share...................          (646)             (2,075)            942
Gain on disposal of discontinued
operations, net of taxes...............................           262                 210              38
                                                           ----------        ------------      ----------
Net income (loss)......................................    $     (384)       $     (1,865)     $      980
                                                           ==========        ============      ==========

Denominator for basic earnings per
share - weighted-average shares
outstanding............................................     3,709,689           3,691,052       4,569,507
Effect of dilutive securities:
Shares issuable from assumed conversion of
Common stock options and restricted stock..............             -                   -         434,886
                                                           ----------        ------------      ----------
Denominator for diluted earnings per  share - weighted-
average shares outstanding.............................     3,709,689           3,691,052       5,004,393
                                                           ==========        ============      ==========


      There were warrants to purchase 176,750 shares of common stock for 2002 which were not included in computing diluted earnings per share because the inclusion would have been anti-dilutive. During the three months ended September 30, 2002 such warrants expired and the carrying value of the warrants was recognized as additional paid in capital. For 2004 we did not include 110,000 of warrants issued in 2004 in determination of the diluted shares since the $14.00 per share exercise price exceeded the $7.65 per share stock price on December 31, 2004 .

7.    DEBT

      On September 27, 2001, Stratasoft, a subsidiary of I-Sector, signed a note payable to a third party for $725, payable in monthly installments through February 2007. The note does not bear interest and I-Sector has imputed interest at 5.5% to record the debt and related patent license asset and has recorded interest of $30, $17 and $12 in 2002, 2003 and 2004, respectively. This note is collateralized by Stratasoft's patent license assets and Stratasoft has granted a security interest in its pending patent application and the next two patent applications filed by Stratasoft. In connection with this note payable, I-Sector has short-term debt maturing within one year of $80 and long-term debt of $103 at December 31, 2004.

      In December 2003, I-Sector signed a 36 month non-cancelable capital lease for the purchase of equipment. I-Sector imputed interest at 10% to record the debt on which I-Sector has recorded $0 and $6 of interest in 2003 and 2004, respectively. In connection with this capital lease, I-Sector has recorded short-term debt maturing within one year of $17 and long-term debt of $19 at December 31, 2004.

      In connection with its credit agreement for the purchase of inventory discussed immediately below, $1,688 and $8,122 of the outstanding balance on such credit line was interest bearing at December 31, 2003 and 2004, respectively, and is reflected as short-term debt in the accompanying balance sheets.

      I Sector and Textron revised the Floorplan Loan agreement on September 30, 2004 to increase the floorplan line of credit to $25,000. Under the revised agreement the aggregate outstanding principal amount of all Floorplan Loans shall not, at any time, exceed the sum of (a) 80% of the aggregate net invoice prices of all Eligible Receivable plus (b) (i) for so long as the Borrower is discharging its undertakings in respect of the Master Dallas Independent School District Contract (DISD) or any DISD Receivable is owing to it, 90% of the invoice price of (1) all Floorplanned Inventory and (2) all DISD Inventory that is Eligible Inventory, provided that the sum of the amounts in clauses (1) and
(2) above shall be limited to the lesser of $9,000 or 35% of the net invoice prices of all outstanding Eligible Receivables and (ii) after the Borrower has discharged its undertakings in respect of the Master DISD Contract and all DISD Receivables owing to it have been paid, the least of (1) 90% of the invoice price of all Floorplanned Inventory, (2) 30% of the net invoice prices of all outstanding Eligible Receivables and (3) $6,000. Borrower shall, within two (2) Business Days of the aggregate outstanding principal amount of the Floorplan Loans exceeding at any time the aforesaid sum, prepay the Floorplan Loans in an aggregate principal amount sufficient so that this covenant shall not be violated. Inventory floor plan borrowings are reflected in accounts payable in the accompanying consolidated balance sheets, except for $1,688 and $8,122 that is interest bearing and is reflected in short term debt in the accompanying consolidated balance sheets at December 31, 2003 and December 31, 2004, respectively. Borrowings accrue interest at the prime rate (5.25% at December 31, 2004) plus 2.5% on outstanding balances that extend beyond the vendor approved free interest period. This agreement is collateralized by substantially all of I-Sector's assets except its patent license assets. The loan agreement contains restrictive covenants measured at each quarter end and requires I-Sector to maintain minimum tangible capital funds; maintain indebtedness to tangible capital funds ratio; minimum working capital; minimum cash on hand; minimum current ratio; and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). On December 29, 2004 I-Sector as stipulated in the revised agreement entered into a Memorandum of Understanding (MOU) with Micro System Enterprise, Inc. (MSE) and Textron among other members of the DISD consortium regarding the payment procedures under the Master DISD Contract when such agreement has been finalized among such parties. At December 31, 2004, I-Sector was in compliance with those loan covenants effective at that date and anticipates that it will be able to comply with its loan covenants for the next twelve months. In the event I-Sector does not maintain compliance, it would be required to seek waivers from Textron and Silicon Valley Bank (a participating partner with Textron) for those events, which, if not obtained, could accelerate repayment and require I-Sector to seek other sources of finance. At December 31, 2004, I-Sector had $16,024 outstanding on inventory floor plan finance borrowings, and the remaining credit availability was $8,976, subject to borrowing limitations as described above.

The weighted-average interest rate for borrowings under all credit line arrangements in effect during, 2002, 2003 and 2004 was 0%, 6.73% and 7.37%, respectively. Interest expense on all credit lines was $0, $29 and $189 for the years ended December 31, 2002, debt at December 31, 2004 are as follows:

2005 ................  $   8,220
2006 ................        115
2007 ................          7
                       ---------
Total................  $   8,342
                       =========

8.    INCOME TAXES

      The provision for income taxes consisted of the following:

                                                      Year Ended December 31,
                                                  ------------------------------
                                                     2002      2003       2004
                                                  --------    -------    -------
Current provision (benefit):
Federal........................................   $ (1,595)   $  (181)   $   (19)
State..........................................          -          -          -
                                                  --------    -------    -------
Total current provision (benefit)..............     (1,595)      (181)       (19)
Deferred provision (benefit)...................          -          -          -
                                                  --------    -------    -------
Total benefit form continuing operations.......     (1,595)      (181)       (19)
Total benefit from discontinued operations.....          -          -          -
                                                  --------    -------    -------
Total provision for gain on disposal...........        136        108         19
                                                  --------    -------    -------
Total..........................................   $ (1,459)   $   (73)   $     -
                                                  ========    =======    =======

      The total provision for income taxes for continuing operations during the years ended December 31, 2002, 2003 and 2004 varied from the U.S. federal statutory rate due to the following:

                                                      Year Ended December 31,
                                                  ------------------------------
                                                    2002       2003       2004
                                                  --------    -------    -------
Federal income tax at statutory rate..........    $   (762)   $  (757)   $   541
Tax benefit of non-qualified options..........           -          -       (568)
Non-deductible expenses.......................          18         20         67
Other.........................................           -         (2)       182
Valuation allowance...........................        (851)       558       (241)
                                                  --------    -------    -------
 Total benefit from continuing operations...      $ (1,595)   $  (181)   $   (19)
                                                  ========    =======    =======

      Net deferred tax assets computed at the statutory rate related to temporary differences were as follows:

                                                   December 31,
                                              ---------------------
                                                2003         2004
                                              ---------    --------
Net deferred tax assets (liabilities):
    Accounts and notes receivable...........  $     458    $    598
    Closing and severance costs.............        189         212
    Deferred service revenue................        (35)       (344)
    Inventory...............................         13          17
    Amortization of intangibles.............        (17)         (9)
    Depreciations...........................        (63)        (27)
    Net operating loss carryforward.........        806         663
                                              ---------    --------
           Total............................      1,351       1,110
 Less: Valuation allowance..................     (1,351)     (1,110)
                                              ---------    --------
    Total...................................  $       -    $      -
                                              =========    ========

      Due to the company's recurring losses, a valuation allowance was established to fully offset the net deferred tax assets at December 31, 2003 and 2004.

      At December 31, 2004, I-Sector has a net operating loss (NOL) carryforward for federal income tax reporting purposes of approximately $1,950. Since United States tax laws limit the time during which an NOL may be applied against future taxable income and tax liabilities, I-Sector may not be able to take full advantage of its NOL carryforward for federal income tax purposes. The carryforward will expire in 2023 if not otherwise used. A change in ownership, as defined by federal income tax regulations, could significantly limit I-Sector's ability to utilize its carryforward.

      During 2003 and 2004, a significant number of non-qualified options were exercised creating an excess income tax benefit for I-Sector. This benefit will be utilized to the extent that I-Sector has tax basis income that was not offset by net operating loss (NOL) carryforwards. At December 31, 2004, approximately $243 of the valuation allowance has been attributed to "excess benefit due to options." The company will use this portion only when the valuation allowance has been reduced by approximately $420. Any tax benefit that is realized in subsequent years from the reduction of the valuation allowance established related to these options will be recorded as an expense and additional paid-in capital.

      On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002. The law provides for the carryback of net operating losses for any taxable year ending during 2001 and 2002 to each of the 5 tax years preceding the loss year. Previously, a net operating loss was only eligible to be carried back to the 2 years preceding the year of loss. As a result of the change in the carryback period, I-Sector recognized a tax benefit of $73 and $ - in the years ended December 31, 2003 and 2004, respectively. Additionally, on July 24, 2003 the Company received $561 in tax refunds.

9.    ACCRUED EXPENSES

      Accrued expenses consisted of the following:

                                                       December 31,
                                                  ----------------------
                                                    2003         2004
                                                  --------    ----------
Sales tax payable..............................   $    374    $     336
Accrued employee benefits, payroll and other
          related costs........................      1,359         2,279
Accrued property taxes.........................          4             8
Accrued offering costs.........................        317             -
Accrued warranty costs.........................        302           361
Other..........................................        320         1,187
                                                  --------    ----------
    Total......................................   $  2,676    $    4,171
                                                  ========    ==========

10.   COMMITMENTS AND CONTINGENCIES

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

      LEASES - I-Sector leases office space from Allstar Equities, Inc. Rental expense under this agreement amounted to approximately $446, $446, and $446 during years ended December 31, 2002, 2003 and 2004, respectively. Additionally, future minimum rentals on other operating leases amount to approximately $358 in 2005, $341 in 2006, $228 in 2007 and $206 in 2008. Amounts paid during the years ended December 31, 2002, 2003 and 2004, under such agreements totaled approximately $131, $295 and $270, respectively.

      401(k) PLAN - I-Sector maintains a 401(k) savings plan wherein I-Sector matches a portion of the employee contribution. In addition, I-Sector has a discretionary matching fund based on the net profitability of I-Sector. All full-time employees who have completed 90 days of service with I-Sector are eligible to participate in the plan. Declaration of the discretionary portion of the matching fund is the decision of the Board. I-Sector has made no additional contributions to the plan for the years ended December 31, 2002, 2003 or 2004. Under the standard I-Sector matching program, I-Sector's match was $27, $31 and $39 for the years ended December 31, 2002, 2003 and 2004, respectively.

11.   RELATED PARTY TRANSACTIONS

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

      From time to time, I-Sector makes short-term loans and travel advances to its non-executive employees. The balance of approximately $17 relating to these loans and advances is included in the Company's balance sheet and reported as part of Accounts receivable - other at December 31, 2004.

12.   INTANGIBLE ASSETS

                                 December 31, 2003             December 31, 2004
                             -------------------------     ------------------------
                               Gross                         Gross                        Weighted
                             Carrying     Accumulated      Carrying    Accumulated      Amortization
                              Amount      Amortization      Amount     Amortization        Years
                             --------     ------------     --------    ------------     ------------
Amortized intangible assets
     Patent licenses right.  $  1,114     $        265     $  1,114    $        375             6.71
     Customer list.........       602              231          836             492             1.31
     Other.................       168              104          168             138             0.90
                             --------     ------------     --------    ------------
Total......................  $  1,884     $        600     $  2,118    $      1,005
                             ========     ============     ========    ============

      The estimated aggregate amortization expense for each of the next five years and thereafter is as follows:

2005...........  $       418
2006...........          175
2007...........          110
2008...........          110
2009...........          110
Thereafter.....          190
                 -----------
     Total.....  $     1,113
                 ===========

      On April 7, 2003, I-Sector's subsidiary, INX, acquired certain assets and liabilities of one of its competitors, Digital Precision, Inc. ("Digital"). Under the terms of the purchase, INX acquired fixed assets valued at $63, inventory valued at $101 and intellectual property, customer lists, trademarks, trade names and service marks, contract rights and other intangibles of Digital valued at $376, as well as assumed certain operating leases of equipment and office space with a net future obligation of $548. The office space in Dallas, TX was subleased with future rentals of $234. The intangibles are subject to amortization and have a three year expected life. The purchase price was $540 in cash and, contingent upon the retention of certain key employees, the obligation to issue 1,800,000 shares of INX common stock in April 2004. That contingency was resolved in April 2004 when INX issued 1,800,000 shares to the certain key employees, and I-Sector recognized a minority interest of $162 in its consolidated balance sheet related to the issuance of INX's common stock (see
Note 14). No goodwill was recognized in the acquisition. The results of operations subsequent to April 2003 and prior to April 2004 are included in I-Sector's consolidated statement of operations. At December 31, 2004 I-Sector recognized minority interest of $117 in its consolidated statement of operations related to the INX operating income subsequent to April 7, 2004 and $279 in its consolidated balance sheet.

13.   STOCKHOLDERS' EQUITY

STOCK OPTION PLANS

      Under the 1996 Incentive Stock Plan (the "1996 Incentive Plan") and the 1996 Non-Employee Director Stock Option Plan (the "Director Plan") as approved by the shareholders, I-Sector's Compensation Committee may grant up to 417,500 shares of common stock, which have been reserved for issuance to certain employees of I-Sector. At December 31, 2004, 5,150 shares were available for future grant under the 1996 Incentive Plan. The 1996 Incentive Plan provides for the granting of incentive awards in the form of stock options, restricted stock, phantom stock, stock bonuses and cash bonuses in accordance with the provisions of the plan. Additionally, no shares may be granted after the tenth anniversary of the 1996 Incentive Plan's adoption. I-Sector has reserved for issuance, under the Director Plan, 100,000 shares of common stock, subject to certain anti-dilution adjustments, of which no shares were available for future grants at December 31, 2004. The Director Plan provides for a one-time option by newly elected directors to purchase up to 5,000 common shares, after which each director is entitled to receive an option to purchase up to 5,000 common shares upon each date of re-election to I-Sector's Board of Directors. Options granted under the Director Plan and the 1996 Incentive Plan have an exercise price equal to the fair market value on the date of grant and generally expire ten years after the grant date.

      In May 2000, I-Sector adopted the 2000 Stock Incentive Plan (the "2000 Incentive Plan") as approved at the annual shareholder's meeting. At the August 20, 2003 shareholder's meeting, the 2000 Incentive Plan was amended and restated, including a change in the name of the plan to I-Sector Corporation Incentive Plan ("I-Sector Incentive Plan") and amendments to make it compliant with both the Sarbanes-Oxley Act of 2002 and with Section 162(m) and other sections of the Internal Revenue Code. Additionally, the plan was amended to increase the number of shares of common stock available for granting stock options to 600,000 in 2003. At the December 30, 2004 shareholder's meeting I-Sector Incentive Plan was amended to increase the number of shares of common stock available for stock option grants to 900,000. The I-Sector Incentive Plan provides for the granting of incentive awards in the form of stock-based awards and cash bonuses in accordance with the provisions of the plan. All employees, including officers, and consultants and non-employee directors are eligible to participate in the I-Sector Incentive Plan. Generally, the Compensation Committee has the discretion to determine the exercise price of each stock option under the I-Sector Incentive Plan, and they must be exercised within ten years of the grant date, except those classified as Incentive Stock Option ("ISO") grants to a 10% or greater stockholder. ISO options grants to a 10% or greater stockholder must be exercised within five years of the grant date. The exercise price of each ISO option grant may not be less than 100% of the fair market value of a share of common stock on the date of grant (110% in the case of a 10% or greater stockholder). At December 31, 2004, 339,500 shares were available for future option grants under the I-Sector Incentive Plan.

      The activity of employees in all plans is summarized below:

                                                               YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------------------
                                                  2002                   2003                   2004
                                         ---------------------  ---------------------  ---------------------
                                                      WEIGHTED               WEIGHTED               WEIGHTED
                                                       AVERAGE                AVERAGE                AVERAGE
                                                      EXERCISE               EXERCISE               EXERCISE
                                           SHARES       PRICE     SHARES       PRICE     SHARES      PRICE
                                         ----------   --------  ----------   --------  ----------   --------
 Options outstanding at beginning
  of the period.....................        399,812   $ 1.48       396,042     $ 1.47     501,966   $   2.85

Granted during the period...........         25,000     1.20       338,760       3.58      95,000       7.52

Exercised during the period.........             --       --      (222,736)      1.44     (58,665)      3.47

Transfers to non-employees..........        (11,330)     .99            --         --

Canceled during the period..........        (17,440)    1.66       (10,100)      1.36     (21,480)      2.13
                                         ----------             ----------             ----------
 Options outstanding at end of
     Period.........................        396,042   $ 1.47       501,966     $ 2.85     516,821   $   3.70
                                         ==========             ==========             ==========
Options exercisable at end of
     Period.........................        369,312   $ 1.46       259,406     $ 1.81     357,287   $   2.83
                                         ==========             ==========             ==========
Options outstanding price
     Range..........................     $     0.82             $     0.82             $     0.82
                                          to $ 7.62              To $ 8.06              to $ 8.06
Weighted average fair value of
   options granted during the
   period...........................     $     1.20             $     2.55             $     7.52
Options weighted average
   Remaining life...................           6.29                   8.39                   7.77

                                              Years                  Years                  Years

                                                    EMPLOYEE AND DIRECTOR
                             --------------------------------------------------------------------
                                         OUTSTANDING
                             -------------------------------------            EXERCISABLE
                                            WEIGHTED                 ----------------------------
                                             AVERAGE      WEIGHTED                     WEIGHTED
                                            REMAINING      AVERAGE                      AVERAGE
                             OUTSTANDING   CONTRACTUAL    EXERCISE     EXERCISABLE     EXERCISE
                               SHARES         LIFE          PRICE        SHARES          PRICE
                             -----------   ------------   --------     -----------    -----------
$0.82 to $1.99......           164,421         5.29        $ 1.41        143,855        $ 1.37
$2.00 to $2.99......            90,600         8.28          2.63         90,430          2.63
$3.00 to $3.99......                 -            -             -              -             -
$4.00 to $4.99......           156,800         8.76          4.14        104,668          4.14
$5.00 to $8.06......           105,000         9.72          7.57         18,334          7.72
                               -------                                   -------
     Total..........           516,821         7.77        $ 3.70        357,287        $ 2.83
                               =======                                   =======

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

      The activity of options to the non-employee group is summarized below:

                                                                  YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------------------
                                                   2002                   2003                    2004
                                           ---------------------  --------------------    --------------------
                                                        WEIGHTED              WEIGHTED               WEIGHTED
                                                        AVERAGE               AVERAGE                 AVERAGE
                                                        EXERCISE              EXERCISE               EXERCISE
                                             SHARES      PRICE      SHARES     PRICE       SHARES     PRICE
                                           ----------   --------  ----------  --------    ---------  ---------
    Options outstanding at
  beginning of the period............         181,483   $   1.45     168,280  $   1.43      187,532  $    1.92
Transferred from employee plan                 10,200       0.99           -         -
Exercised during the period..........               -          -     (98,748)     1.56      (41,680)      1.83
Grants during the period.............               -          -     118,000      2.32
Canceled during the period...........         (23,403)      1.72           -         -       (9,752)      1.54
                                           ----------             ----------              ---------
      Options outstanding at end of
  Period.............................         168,280   $   1.43     187,532  $   1.92      136,100       2.11
                                           ==========             ==========              =========
      Options exercisable at end of
  Period.............................         151,859   $   1.42     165,492  $   1.62      136,100       2.11
                                           ==========             ==========              =========
        Options outstanding price
  Range..............................      $     1.06             $     1.06              $    1.06
                                             to $2.31               to $4.14               to $4.14
        Options weighted average
  remaining life.....................            3.13                   5.33                   7.59
                                                Years                  Years                  Years

                                          NON-EMPLOYEE
                   -------------------------------------------------------------
                               OUTSTANDING                     EXERCISABLE
                   ------------------------------------  -----------------------
                                 WEIGHTED
                                  AVERAGE      WEIGHTED                WEIGHTED
                                 REMAINING     AVERAGE                  AVERAGE
                   OUTSTANDING  CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
                      SHARES       LIFE         PRICE      SHARES       PRICE
                   -----------  -----------   ---------  -----------   --------
$0.82 to $1.99...    113,500       7.55         $ 1.82     113,500       $ 1.82
$2.00 to $2.99...      6,600       5.33           2.25       6,600         2.25
$3.00 to $3.99...          -          -              -           -            -
$4.00 to $4.99...     16,000       8.76           4.14      16,000            -
$5.00 to $6.00...          -          -              -           -            -
                     -------                               -------
  Total..........    136,100       7.59         $ 2.11     136,100       $ 2.11
                     =======                               =======

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

   14. SUBSIDIARY STOCK OPTION PLAN

      Each of I-Sector's three primary subsidiaries had an incentive stock option plan in place, but all of the subsidiary plans except for INX were terminated in December 2003. The INX plan has not been presented to the shareholders of I-Sector for approval. INX has granted incentive awards under its incentive plan, and such awards have been granted to certain employees and to management of INX. Under INX's plan such options vest typically ratably over three to five years. In December 2003, the Company amended option agreements with INX's two most senior executives to convert to a fixed 5-year vesting schedule from one that was determined based on the percentage of attainment of predefined financial goals by INX. No stock-based compensation was recorded as the exercise price equaled or exceeded management's estimated fair value of the INX common stock. Any unvested INX stock options may vest immediately upon the occurrence of a liquidity event for that subsidiary. 5,431,500 of the options contain an exercise restriction which only allows vested options to be exercised upon the occurrence of a liquidity event or one month prior to the option's expiration date. The INX options expire ten years after the grant date if they are not exercised. The INX stock option grants are subject to dilution when I-Sector purchases additional shares of the subsidiary stock in order to keep the subsidiary sufficiently capitalized. INX has 8,255,038 options granted and outstanding, of which 4,260,183 are vested and 1,476,182 are exercisable at December 31, 2004. The outstanding options have exercise prices ranging from $0.01 to $0.25 per share with a weighted average of $0.16 per share. There are no shares in INX's plan available to be issued at December 31, 2004 and INX's plan has been amended, effective December 31, 2003 so that no further options may be granted under the plan. The tables below reflect the ownership of INX at December 31, 2004 and summarize the potential dilutive effect on I-Sector's ownership in INX if all options granted at December 31, 2004 were fully vested and option grants were exercised, and include the effects of the issuance of stock in 2004 relating to INX's acquisition of certain assets and liabilities of Digital Precision, Inc. The table does not assume any repurchase of shares with proceeds from option exercises.

                                                                                               Percent of
                                                                     INX Common Stock             Total
                                                                     ----------------          ----------
Ownership of INX shares at December 31, 2004:
     Common Stock owned by I-Sector...............................      21,834,333                92.4%
     Common Stock owned by others (5).............................       1,800,000                 7.6%
                                                                        ----------               -----
     Total Common Stock Outstanding...............................      23,634,333               100.0%
                                                                        ==========               =====
Potential Future I-Sector Dilution of Ownership:
    Common Stock owned by I-Sector at December 31, 2004...........      21,834,333                68.5%
    Common Stock owned by others at December 31,2004 (5)..........       1,800,000                 5.6%
    Options granted and outstanding at December 31, 2004 (1)(2)
        (3) (4) (5)...............................................       8,255,038                25.9%
                                                                        ----------               -----
    Total at December 31, 2004....................................      31,889,371               100.0%
                                                                        ==========               =====

(1) Options granted and outstanding at December 31, 2004 include option grants for 4,100,000 shares of INX granted to the two senior executives of INX and vesting of these option grants was performance-based relating to the percentage of predefined financial goals attained by INX while these two senior executives remain employed. In December 2003, these option agreements were amended to convert to a fixed 5-year vesting schedule.

(2) Included in the option grants outstanding at December 31, 2004 are grants for 1,881,692 shares granted to key employees related to the acquisition Digital Precision, Inc. Grants for 500,000 of these shares vested April 2003. The balance of the grants for 1,381,692 shares, which were granted in November

      2003, vest over three years, starting in April 2004

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

(5) On December 29, 2004, I-Sector's Board of Directors authorized an exchange of the minority interest and potential minority interest in INX for an interest in I-Sector, subject to negotiating and entering into a definitive agreement with the security holders of the minority interest and subject to I-Sector shareholder approval. (See Note 18)

15.   WARRANTS

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

      In May 2004 I-Sector issued warrants to an investor relations firm, in return for services, to purchase up to 60,000 shares of common stock at an exercise price equal to $14.00 per share. These warrants are exercisable during the 12 month period beginning May 20, 2005.

16.   MINORITY INTEREST

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

17.   COMPLETION OF PUBLIC OFFERING

      On May 12, 2004, the Company closed a public offering of 500,000 Units. The Units began trading on May 7, 2004, on the American Stock Exchange under the symbol ISR.U. Each Unit consists of two shares of common stock and one warrant to purchase one share of common stock at a price of $12.45. The Units were offered at a public offering price of $16.60 per Unit resulting in $8,300 of proceeds less 9% underwriter discount of $747 and underwriter expenses of $9 for a net amount of $7,544 before additional offering expenses. On June 2, 2004, the underwriters exercised their option to purchase 75,000 additional Units to cover over-allotments resulting in $1,245 of proceeds less 9% underwriter discount of $112 for a net amount of $1,133 before additional offering expenses. The Company paid approximately $1,145 of additional offering expenses associated with the public offering as of December 31, 2004. Net proceeds after all discounts and expenses were approximately $7,548.

18.   SUBSEQUENT EVENTS (UNAUDITED)

      On March 18, 2005, the Company's stockholders approved the merger of INX into I-Sector and INX became a wholly-owned subsidiary of the Company. The exchange of the minority interest resulted in a remeasurement of the stock options that were part of the minority interest and such remeasurement resulted in a $5.7 million one-time non-cash charge to earnings, which was equal to the intrinsic value of the stock options on March 18, 2005. Based on the closing stock price of $6.25 on March 18, 2005, we expect diluted shares to increase by approximately 1,161,592 shares as a result of the exchange of the minority interest.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

      Under the supervision and with the participation of certain members of our management, including our Chairman of the Board, Chief Executive Officer and principal financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, we and our management have concluded that, our disclosure controls and procedures at December 31, 2004 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the fourth quarter of 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

      James H. Long - Director and Chief Executive Officer, April 1983 to present.

      James H. Long, age 46, is our founder and has served as our Chairman of the Board and Chief Executive Officer since our inception in 1983. Mr. Long also served as our president through December of 2003. Prior to founding I-Sector, Mr. Long served with the United States Navy in a technical position and was then employed by IBM in a technical position.

      Donald R. Chadwick - Director, September 12, 1996 to present.

      Donald R. Chadwick, age 61, served as Secretary from February, 1992 to August, 2002 and served as our Chief Financial Officer of the Company from February 1992 until December, 1999. As Chief Financial Officer, his duties included supervision of finance, accounting and controller functions.

      John B. Cartwright - Director, August 8, 2001 to present.

      John B. Cartwright, age 58, has been the owner of John B. Cartwright & Associates, a Certified Public Accounting firm, since 1990. From 1973 to 1990, Mr. Cartwright was the managing partner or managing shareholder of Cartwright, Matthews, Gonsoulin & Bradley, PC, Cartwright, Matthews & Gonsoulin, a Partnership and Cartwright & Matthews, a Partnership. From 1969 to 1973 Mr. Cartwright was an Audit Supervisor of Touche Ross & Co., (now Deloitte & Touche
LLP) in Houston. Mr. Cartwright is a member of the American Institute of Certified Public Accountants, Texas Society of Certified Public Accountants, Houston Chapter of the Texas Society of Certified Public Accountants, and the past President of the Houston Chapter of the Community Associations Institute.

      Cary M. Grossman - Director, December 30, 2004 to present.

      Cary M. Grossman, age 50, has served as the Executive Vice President and Chief Financial Officer of Gentium, S.p.A. since August 2004. He has also served as the Chairman and Co-Chief Executive Officer of Coastal Bancshares Acquisition Corp., a special purpose acquisition company, since May 2004. Mr. Grossman is a Director of Sand Hill IT Security Acquisition Corp., a special purpose acquisition company, and I-Sector Corporation, which provides network infrastructure and Internet protocol telephony solutions. From 2002 until 2003 he served as the Executive Vice President and Chief Financial Officer of U S Liquids, Inc, an American Stock Exchange listed environmental services company. Mr. Grossman left U S Liquids, Inc. in 2003 as a result of the acquisition of three of its businesses by a private equity firm and was President and Chief Executive Officer of the acquiring company, ERP Environmental Services until November 2003. From 1997 until 2002, Mr. Grossman served Pentacon, Inc., a provider of inventory management services and distributor of components to Fortune 50 original equipment manufacturers, as a board member and in several senior executive positions including: Chairman of the Board of Directors (2001-2002), Acting Chief Financial Officer (2001-2002) and Lead Director (1998-2001). Pentacon and substantially all of its subsidiaries filed a Joint Chapter 11 Plan of Debtors in 2002. From 1991 until 2002, Mr. Grossman was the Managing Partner of McFarland, Grossman & Company, Inc., an investment banking and financial advisory firm he co-founded in 1991. Prior to that, Mr. Grossman practiced public accounting for 15 years. He earned a Bachelor of Business Administration in Accounting from The University of Texas, and is a Certified Public Accountant.

BOARD COMMITTEES

      The Board has no nominating committee or any committee performing similar functions. All of the members of the Board participate in the consideration of nominations for the election of directors. The Board has an audit committee. The audit committee is currently composed of Messrs. Chadwick, Cartwright and Grossman. The Board has determined that Mr. Grossman is qualified as an audit committee financial expert within the meaning of SEC regulations and has accounting and related financial management expertise within the meaning of the listing standards of the American Stock Exchange.

EXECUTIVE OFFICERS

      Our executive officers serve until resignation or removal by the Board. Set forth below is certain information about our Executive Officers, other than James H. Long.

      Mark T. Hilz - President and Chief Operating Officer of I-Sector Corporation, December 2003 to present; and President, Internetwork Experts, Inc., July 2000 to present.

      Mark Hilz, age 46, was appointed as our President and Chief Operating Officer in December 2003. Mr. Hilz' responsibilities include management of our operations including the operations of our subsidiaries, INX, Stratasoft and Valerent. Mr. Hilz has also served as the President of INX since its founding in July 2000. Mr. Hilz served as a director of our company from April 1999 until June 2001. From January 1999 to June 2000, Mr. Hilz was Vice President of Project Development at Mathews Southwest, LLC, Inc., a real estate investment and development firm headquartered in Dallas. From 1998 to July 2000, Mr. Hilz was one of our directors and the Chief Executive Officer of Nichecast, Inc., a privately held internet services company. From July 1990 to July 1998 Mr. Hilz was the founder, President and Chief Executive Officer of PC Service Source, Inc., a publicly held distributor of personal computer hardware for the repair industry. Before that, Mr. Hilz was founder, President and Chief Executive Officer of Hilz Computer Products, Inc., a privately held wholesale computer products distributor.

      William R. Hennessy - President, Stratasoft, Inc., September 1996 to present.

      William R. Hennessy, age 46, has served as the President of Stratasoft since January 1996. Mr. Hennessy's responsibilities include the general management of the operations of Stratasoft. From July 1991 to January 1996, Mr. Hennessy was employed by Inter-Tel, Incorporated, a publicly held telephone systems manufacturer and sales and service company, where he served as the Director of MIS and the Director of Voice and Data Integration for the central region.

      Frank Cano - President, Valerent, Inc., November 2002 to present.

      Frank Cano, age 40, has served as the President of Valerent since November 2002. Mr. Cano's responsibilities include the general management of the operations of Valerent. From May 2000 to May 2002, Mr. Cano served as a Division President of Amherst Southwest, LLP. Prior to that, Mr. Cano held various positions in our company including serving as the President of our former computer products division, as our Senior Vice President, Branch Operations and as our Branch Manager for the Dallas-Fort Worth office. Mr. Cano is the brother-in-law of Mr. Long.

      Brian Fontana - January 2005 to present.

      Brian Fontana, age 47, has served as the Chief Financial Officer since January 2005. Mr. Fontana has an extensive financial management background that includes the management of the accounting, finance, investor relations, internal information systems and legal functions for large, complex organizations, including organizations that were executing strategies for rapid expansion through acquisitions. As CFO, he has managed multiple initial public offerings, follow-on equity offerings, private equity offerings, public debt placements and syndicated bank financings. He previously held the position of CFO at three NYSE listed public companies, one Nasdaq listed company and two privately held companies. His prior experience includes serving as Chief Financial Officer of Talent Tree, Inc., a privately-held workforce outsourcing organization; PerformanceRetail, Inc., an early-stage venture-capital funded software company; Drypers Corporation, a NASDAQ listed multinational diaper manufacturing company; Pentacon, Inc., a NYSE listed fastener distribution company; Prime Service, Inc., a NYSE listed equipment rental company; and National Convenience Stores, Inc., a NYSE listed operator of convenience stores. Mr. Fontana is a 1981 graduate of the University of Texas, where he earned a BBA in Finance.

      Jeffrey A. Sylvester - Controller, December 2003 to present, and Secretary March 2004 to present

      Jeffrey A. Sylvester, age 50, was appointed as our Controller in December 2003 and has responsibility for supervision of our accounting and reporting functions. From March 2001 until September 2003, Mr. Sylvester was with Balli Klockner, Inc., headquartered in Houston, Texas, where he served as Chief Financial Officer for the North American operations. From September 2000 to March 2001, Mr. Sylvester was the Corporate Controller of Henley Healthcare, Inc., headquartered in Sugar Land, Texas. From 1995 to 2001 Mr. Sylvester served in various accounting and management positions, including Controller, Regional Controller and Division President for Master Graphics, Inc. headquartered in

Memphis, and its Houston division Technigrafiks. Mr. Sylvester is a Certified Public Accountant, and he is a member of the American Institute of Certified Public Accountants, Texas Society of Certified Public Accountants and the Houston Chapter of the Texas Society of Certified Public Accountants.

      Timothy J. Grothues - Treasurer, November, 2003 to present

      Timothy Grothues, age 56, has been our Treasurer since November 2003. From November, 2001 to November, 2003, he was our Assistant Controller. His responsibilities include the treasury and risk management functions. From January 1998 to November 2001, Mr. Grothues was a private investor. For the eighteen years prior to that, Mr. Grothues was the Chief Financial Officer of Blackburn Group, Inc., a privately held industrial construction company specializing in the petroleum and petrochemical industries.

      Paul Klotz - Vice President and Chief Operating Officer of Internetwork Experts, Inc., August 2000 to present.

      Paul Klotz, age 43, has served as the Vice President and Chief Operating Officer of Internetwork Experts since August 2000. Mr. Klotz' responsibilities include the operations management of Internetwork Experts. From 1997 to July 2000, Mr. Klotz was the Vice President of Marketing of PC Service Source. Before that, Mr. Klotz served as the Vice President of Acme Keystone, a privately held consumer products manufacturing company.

FAMILY RELATIONSHIPS

      James H. Long and Frank Cano are brothers-in-law. There are no other family relationships among any of our directors and executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our directors, executive officers, and stockholders who own more than 10% of the common stock (the "Reporting Persons") are required to file reports of stock ownership and changes in ownership of common stock with the SEC and to furnish us with copies of all such reports they file. We believe that, for fiscal year 2004, all the Reporting Persons complied with all applicable filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth information about compensation we paid or awarded for services rendered during the fiscal years ended December 31, 2004, 2003 and 2002 to our (i) Chief Executive Officer and (ii) the three most highly compensated executive officers who were serving as executive officers at the end of 2004 and whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers").

                                                                                                     Long-Term
                                                                                                    Compensation
                                                              Annual Compensation                      Awards
                                           ------------------------------------------------------   ------------
                                                                                                     Securities
                                                                                   Other Annual      Underlying
                                                                                 Compensation ($)     Options
       Name and Principal Position         Year       Salary        Bonus              (1)              (2)
       ---------------------------         ----      --------       ------       ----------------   ------------
     James H. Long, Chairman and Chief
Executive Officer........................  2004      $114,750       $    -           $    -                 -
                                           2003       121,636            -                -                 -
                                           2002       127,690            -                -                 -

     Mark T. Hilz, President and Chief     2004       200,000       71,250                -                 -
Operating Officer........................  2003       200,000       55,120                -            72,816
                                           2002       185,190            -                -           462,582

    William R. Hennessy , President of     2004       125,000       17,188                -                 -
Stratasoft Inc. .........................  2003       125,000       19,063                -            80,000
                                           2002       133,167       59,028                -                 -

     Paul Klotz, Vice President of         2004       150,000       48,438                -                 -
Internetwork Experts, Inc................  2003       150,000       41,370                -            48,809
                                           2002       144,252        7,500                -            95,236

----------
(1) Amounts exclude the value of perquisites and personal benefits because the aggregate amount thereof did not exceed the lesser of $50,000 or 10% of the Named Executive Officer's total annual salary and bonus.

(2) Amounts for Mark T. Hilz and Paul Klotz include option grants during 2002 and 2003 in INX which were subsequently converted to options in the Company on March 18, 2005.

I-SECTOR STOCK OPTIONS

      We have issued stock options to purchase our common stock to our officers, directors and employees.

      Options to purchase shares of our common stock may be granted to executive officers, directors and other employees under our 1996 Incentive Stock Option Plan (the "1996 Incentive Plan"), the 1996 Non-Employee Director Stock Option Plan " the Director Plan" and the I-Sector Corp. Incentive Stock Plan (the "I-Sector Incentive Plan"). As of March 18, 2005, 1,844,774 shares were reserved for issuance upon exercise of outstanding options under all Plans and 269,650 were reserved and remained available for future grants pursuant to all Plans. No options under the plans were granted to officers or other employees during 2001 and 2002, except that options to purchase 15,000 shares were issued to the non-employee directors during each year. During 2003 and 2004, options to purchase 445,500 and 95,000 shares, respectfully, were granted to officers, directors, consultants and other employees under the Plans. On March 18, 2005, options to purchase 1,123,103 shares where exchanged for all of the previously granted options in INX.

OPTIONS GRANTED IN LAST FISCAL YEAR

      We did not grant any stock options to our Named Executive Officers during the fiscal year ended December 31, 2004. We did not grant any stock appreciation rights in the fiscal year ended December 31, 2004.

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

      The following table sets forth information regarding option exercises during the fiscal year ended December 31, 2004, as well as the number and total of in-the-money options at December 31, 2004 for each of the Named Executive
Officers:

                                                                    NUMBER OF SECURITIES
                                                                    UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED
                                       SHARES                            OPTIONS AT                 IN-THE MONEY OPTIONS AT
                                      ACQUIRED                        DECEMBER 31, 2004                 DECEMBER 31, 2004
                                         ON        VALUE        -----------------------------      --------------------------
           NAME                       EXERCISE    REALIZED      EXERCISABLE     UNEXERCISABLE      EXERCISABLE  UNEXERCISABLE
           ----                       --------    --------      -----------     -------------      -----------  -------------
James H. Long..............                -      $      -          2,400            -             $    18,360  $           -
William R. Hennessy........                -             -         98,000            -                 749,700              -
Mark T. Hilz...............                -             -        630,635 (1)        -               4,824,358              -
Paul Klotz.................           15,800       116,707        155,455 (2)        -               1,189,231              -

(1) Amount includes 598,635 Company options that were exchanged for INX options on March 18, 2005.

(2) Amount includes 146,255 Company options that were exchanged for INX options on March 18, 2005.

EMPLOYMENT AGREEMENTS

      We have entered into employment agreements with each of the Named Executive Officers (collectively, the "Executive Employment Agreements"). Under the terms of the respective agreements, Messrs. Long, Hennessy, Hilz, Klotz and Fontana are entitled to an annual base salary of $150,000, $125,000, $200,000, $150,000 and $190,000 respectively, plus other bonuses, the amounts and payment of which are within the discretion of our compensation committee. Beginning in the quarter ended June 30, 2001, Messrs. Long, Hilz and Klotz took voluntarily pay reductions as compared to the base salary set in their respective employment agreements. The voluntary pay reductions were terminated for Messrs. Hilz and Klotz after certain financial performance goals were attained. Mr. Long has extended his voluntary pay reduction through the current pay period. The agreements with Messrs. Hilz, Cano, Hennessy and Klotz also include special bonus plan provisions that may be changed or eliminated at our sole discretion. These four executives each currently have an opportunity to receive two bonuses on a quarterly basis, which two bonuses are tied to each of gross profits per share compared to plan and earnings per share compared to plan for the pertinent subsidiary. The bonus amounts that may be earned range from zero to as much as 70% of their quarterly salary based upon performance attained. These bonus arrangements may be modified at any time at the sole discretion of our compensation committee. All Executive Employment Agreements may be terminated by us or by the officer named therein at any time by giving proper notice. The Executive Employment Agreements generally provide that the executive officer will not, for the term of his employment and for a period of either twelve or eighteen months, whichever the case may be, following the end of such executive officer's employment with us, compete with us, disclose any of our confidential information, solicit any of our employees or customers or otherwise interfere with the our business relations. The non-compete provision with Mr. Long does not apply if we elect to terminate Mr. Long's employment without cause; except that, we may elect to continue the non-compete restrictions in that event by paying Mr. Long a severance amount during the restricted period. The severance amount payable to Mr. Long is based upon the greater of 75% of his salary at the time of termination or 75% of his average monthly salary and bonus, calculated based on his compensation during the 12 months period prior to his termination.

DIRECTORS' COMPENSATION

      From January 1, 2004 through November 3, 2004, each director who was not an employee of the Company was paid $1,000 for each Board and Audit Committee meeting they attended and $500 for each Compensation Committee meeting they attended, plus reasonable out-of-pocket expenses incurred to attend the meetings. The chairperson of the Audit Committee was paid $2,000 for each meeting attended. In addition, each non-employee director was entitled to receive stock options pursuant to the Company's Non-Employee Director Stock Option Plan (the "Director Plan"). Upon election to the Board, each independent director received options to purchase 5,000 shares of Common Stock. Upon re-election to the Board, each independent director received options to purchase 5,000 shares of Common Stock. All options granted to directors during 2003 vested immediately. All options granted to directors had an exercise price equal to the fair market value of a share of Common Stock on the date of grant and expire ten years after the date of grant (subject to earlier termination). Options granted to directors are subject to early termination on the occurrence of certain events, including ceasing to be a member of the Board of Directors (other than by death). During 2004, options to acquire 15,000 shares of Common Stock were granted to independent directors.

      Effective November 3, 2004, the Company increased the cash component of compensation for independent board members. This increase was made due to the increased size and complexity of the

Company, increased requirements of Board members following and related to the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") and in order to attract the best possible talent to the Board of Directors. Beginning on November 3, 2004, each non-employee director receives a quarterly retainer of $3,000, plus $1,000 for each Board and Audit Committee meeting they physically attend and $500 for each Compensation Committee meeting they attend, as well as reasonable out-of-pocket expenses incurred to attend the meetings. In addition, the chairperson of the Audit Committee receives an additional $4,000 quarterly retainer. For telephonic board meetings lasting more than one hour, each board member in attendance receives $500, and for telephonic board meetings lasting less than one hour, each board member is paid $300. An additional $1,000 per special committee meeting is paid to any director that is serving as the chairperson of such special committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF MANAGEMENT OF I-SECTOR COMMON STOCK

      The following table sets forth, as of March 28, 2005 the number of shares of common stock owned by each director, each Named Executive Officer, as defined in "Item 11. Executive Compensation," and all directors and executive officers as a group.

                                        AMOUNT AND NATURE OF      PERCENT
     NAME OF BENEFICIAL OWNER         BENEFICIAL OWNERSHIP (1)   OF CLASS
-----------------------------------   ------------------------   --------
James H. Long......................        1,997,430 (2)           28.2%
Donald R. Chadwick.................           37,386 (3)               *
Cary M. Grossman...................           15,000 (4)               *
William R. Hennessey...............          115,000 (5)            1.6%
John B. Cartwright.................           20,200 (6)               *
Mark T. Hilz.......................          630,635 (7)            8.9%
Paul Klotz.........................          155,455 (8)            2.2%
All officers and directors.........        3,105,935 (9)          43.89%

--------------
* Less than 1%

(1) Beneficially owned shares include shares over which the named person exercises either sole or shared voting power or sole or shared investment power. It also includes shares the named person has the right to acquire within 60 days by the exercise of any right or option. Unless otherwise noted, all shares are owned of record and beneficially by the named person.

(2) Includes 2,400 shares that may be acquired upon exercise of currently exercisable options.

(3) Includes 17,686 shares that may be acquired upon exercise of currently exercisable options and 200 shares owned by his minor children for which Mr. Chadwick disclaims beneficial ownership.

(4) Includes 5,000 shares that may be acquired upon exercise of currently exercisable options and 2,000 shares that may be acquired upon exercise of warrants.

(5) Includes 98,000 shares that may be acquired upon exercise of currently exercisable options and 2,000 shares owned by his children, one of which is a minor, for which Mr. Hennessey disclaims beneficial ownership.

(6) Includes 20,000 shares that may be acquired upon exercise of currently exercisable options.

(7) Includes 630,635 shares that may be acquired upon exercise of currently exercisable options.

(8) Includes 155,455 shares that may be acquired upon exercise of currently exercisable options.

(9) Includes 1,000,445 shares that may be acquired upon exercise of currently exercisable options.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The table presented below contains certain information about our equity compensation plans, as of March 18, 2005, which consists of the 1996 Incentive Plan, the Director Plan and the I-Sector Incentive Plan. All of our equity compensation plans have been previously approved by its stockholders.

                                                                              NUMBER OF
                                                                             SECURITIES
                                                                              REMAINING
                                     NUMBER OF                              AVAILABLE FOR
                                 SECURITIES TO BE         WEIGHTED         FUTURE ISSUANCE
                                    ISSUED UPON           AVERAGE           UNDER EQUITY
                                    EXERCISE OF           EXERCISE       COMPENSATION PLANS
                                    OUTSTANDING           PRICE OF           (EXCLUDING
                                     OPTIONS,           OUTSTANDING          SECURITIES
                                   WARRANTS AND      OPTIONS, WARRANTS      REFLECTED IN
                                      RIGHTS             AND RIGHTS          COLUMN(A))
         PLAN CATEGORY                  (a)                 (b)                  (c)
-----------------------------    ----------------    -----------------   ------------------
Equity compensation plans
approved by security
holders.....................         1,844,774           $   2.60              269,650
Equity compensation plans not
approved by security
holders.....................           178,000           $   6.26               None

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We lease office space from Allstar Equities, Inc. a Texas corporation ("Equities"), which is wholly-owned by James H. Long, our Chairman and Chief Executive Officer. On December 1, 1999, Equities purchased the building where our principal office is located and we executed a direct lease with Equities with an expiration date of December 31, 2004. In conjunction with Equities obtaining new financing on the building, we executed a new lease with Equities on February 1, 2002 with an expiration date of January 31, 2007. Under the new lease, our rental rate was reduced from $37,692 per month to $37,192 per month.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

      The following information sets forth the aggregate fees billed or to be billed by Grant Thornton LLP ("Grant Thornton") for services performed for the fiscal year 2004. The audit committee has reviewed the audit and non-audit fees that we paid to the independent accountants for purposes of considering whether such fees are compatible with maintaining the auditor's independence. Under the SEC's new rule on auditor independence, which is effective for the first fiscal years ending after December 15, 2003 and was adopted as a result of implementing the Sarbanes-Oxley Act of 2002, fees would be categorized as follows:

      Audit Fees. Estimated fees billed for services rendered by Grant Thornton for the audit of our financial statements included in our annual report and the reviews of financial statements included in our quarterly reports were $225,000 for 2003 and $180,075 for 2004.

      Audit-Related Fees. We did not retain Grant Thornton for any audit related services in 2003 and 2004 and there were no fees for audit-related services during those years.

      Tax Fees. Aggregate fees billed for tax services related to the preparation of our annual corporate tax returns rendered by Grant Thornton was $
- and $17,700 for 2003 and 2004, respectively.

      All Other Fees. Aggregate fees billed for all other services rendered by Grant Thornton to us consisted of $825 relating to research and discussions of the accounting for certain employee benefit matters in 2003 and $185,000 in 2004 which consisted of $1,500 for program training costs and $183,500 related to the secondary offering.

      Our audit committee must now pre-approve all audit and non-audit services that we receive from our independent accountants. This pre-approval authority may be delegated to a single member of the audit committee and then reviewed by the entire audit committee at the committee's next meeting. Approvals of non-audit services will be publicly disclosed in our periodic reports filed with the SEC. For 2004, the audit committee pre-approved 100% of the 2004 audit and non-audit services we received from our independent accountants.

                                     PART IV

ITEM  15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

            (a)(1) Consolidated Financial Statements - See Index to Consolidated
                  Financial Statements on Page 42

            (2) Consolidated Financial Statements Schedule II Valuation and Qualifying Accounts filed herewith as Exhibit 99.1

            (3)   Exhibits: See index to exhibit table below.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, March 29, 2005.

                                                          I-Sector Corporation
                                                               (Registrant)

                                               By:    /s/ James H. Long
                                                  ------------------------------
                                                    JAMES H. LONG,
                                                    CHIEF EXECUTIVE OFFICER

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                       Capacity                   Date

/s/ James H. Long           Chief Executive Officer and     March 29, 2005
                            of the Chairman of the Board
                            Board of Directors

/s/ Brian Fontana           Vice President and              March 29, 2005
                            Chief Financial Officer

/s/ Jeffrey A. Sylvester    Controller and Secretary        March 29, 2005

/s/ Donald R. Chadwick      Director                        March 29, 2005

/s/ Cary Grossman           Director                        March 29, 2005

/s/ John B. Cartwright      Director                        March 29, 2005

                                  EXHIBIT INDEX

                                                                                    FILED HEREWITH OR INCORPORATED BY
EXHIBIT NO.                       DESCRIPTION                                               REFERENCE FROM:
-----------                       -----------                                       ---------------------------------
3.1           Bylaws of the Company.                                            Exhibit 3.1 to Form S-1, Registration
                                                                                No. 333-09789, filed August 8, 1996

3.2           Certificate of Incorporation of the Company.                      Exhibit 3.2 to Amendment 1 to Form S-1,
                                                                                Registration No. 333-09789, filed August
                                                                                8, 1996

3.3           Certificate of Amendment to Certificate of Incorporation of       Exhibit 3.4 to Amendment 5 to Form S-1,
              Allstar Systems, Inc., dated June 24, 1997.                       Registration No. 333-09789, filed August
                                                                                8, 1996

3.4           Certificate of Amendment to Certificate of Incorporation of       Exhibit 3.3 to Form 8-A, Registration
              Allstar Systems, Inc., dated March 5, 1999.                       No. 001-31949, filed December 29, 2003

3.5           Certificate of Amendment to Certificate of Incorporation of       Exhibit 3.4 to Form 8-A, Registration
              Allstar Systems, Inc. dated July 10, 2000.                        No. 001-31949, filed December 29, 2003

4.1           Specimen Common Stock Certificate.                                Exhibit 4.1 to Amendment 2 to Form S-1,
                                                                                Registration No. 333-09789, filed August
                                                                                8, 1996

10.1          Form of Employment Agreement by and between the Company and       Exhibit 10.5 to Amendment 1 to Form S-1,
              certain members of management.                                    Registration No. 333-09789, filed August
                                                                                8, 1996

10.2          Employment Agreement by and between Stratasoft, Inc. and          Exhibit 10.6 to Form S-1, Registration
              William R. Hennessy, dated September 7, 1995.                     No. 333-09789, filed August 8, 1996

10.3          Employment Agreement by and between Allstar Systems, Inc. and     Exhibit 10.3 to Form 10-K
              James H. Long, dated August 15, 1996.                             Registration No. 001-31949, filed March
                                                                                12, 2004

10.4          Assignment of Certain Software by International Lan and           Exhibit 10.7 to Form S-1, Registration
              Communications, Inc. and Aspen System Technologies, Inc. to       No. 333-09789, filed August 8, 1996
              Stratasoft, Inc., dated September 7, 1995.

10.5          Systems Integrator Agreement by and between Cisco Systems, Inc.   Exhibit 10.5 to Form 10-K
              and Internetwork Experts, Inc., dated November 13, 2000.          Registration No. 001-31949, filed March
                                                                                12, 2004

10.6          Amendment One, dated January 28, 2002, to Systems Integrator      Exhibit 10.6 to Form 10-K
              Agreement by and between Cisco Systems, Inc. and Internetwork     Registration No. 001-31949, filed March
              Experts, Inc., dated November 13, 2000.                           12, 2004

10.7          Amendment Two, dated November 21, 2002, to Systems Integrator     Exhibit 10.6 to Form 10-K
              Agreement by and between Cisco Systems, Inc. and Internetwork     Registration No. 001-31949, filed March
              Experts, Inc., dated November 13, 2000.                           12, 2004

10.8          Amendment Three, dated January 20, 2003, to Systems Integrator    Exhibit 10.8 to Form 10-K
              Agreement by and between Cisco Systems, Inc. and Internetwork     Registration No. 001-31949, filed March
              Experts, Inc., dated November 13, 2000.                           12, 2004

10.9          Amendment Four, dated January 16, 2004, to Systems Integrator     Exhibit 10.9 to Form 10-K
              Agreement by and between Cisco Systems, Inc. and Internetwork     Registration No. 001-31949, filed March
              Expert's, Inc, dated November 13, 2000                            12, 2004

10.10         Amended & Restated Allstar Systems, Inc. 1996 Incentive Stock     Exhibit 10.10 to Form 10-K
              Plan, dated effective July 1, 1997.                               Registration No. 001-31949, filed

                                                                                March 12, 2004

10.11         Amended & Restated I-Sector Corp. Stock Incentive Plan, dated     Exhibit 10.11 to Form 10-K
              effective July 28, 2003.                                          Registration No. 001-31949, filed March
                                                                                12, 2004

10.12         Amended & Restated Internetwork Experts, Inc., Stock Incentive    Exhibit 10.12 to Form 10-K
              Plan dated effective August 1, 2003.                              Registration No. 001-31949, filed March
                                                                                12, 2004

10.13         Resale Agreement, by and between Ingram Micro Inc. and Allstar    Exhibit 10.14 to Amendment 1 to Form
              Systems, Inc., dated December 14, 1995.                           S-1, Registration No. 333-09789, filed
                                                                                August 8, 1996

10.14         Volume Purchase Agreement, by and between Tech Data Corporation   Exhibit 10.15 to Amendment 1 to Form
              and Allstar Systems, Inc., dated October 31, 1995.                S-1, Registration No. 333-09789, filed
                                                                                August 8, 1996

10.15         Lease Agreement by and between Allstar Equities, Inc. and         Exhibit 10.32 to Form 10-K, Registration
              I-Sector Corporation, dated February 1, 2002.                     No. 000-21479, filed March 28, 2002

10.16         Asset Purchase Agreement between Amherst Computer Products        Exhibit 2.1 to Form 8-K, Registration
              Southwest, L.P., Amherst Technologies, L.L.C. and Allstar         No. 000-21479, filed March 22, 2000
              Systems, Inc., dated March 16, 2000.

10.17         Asset Purchase Agreement, by and between Digital Precision,       Exhibit 10.17 to Form 10-K
              Inc. and Internetwork Experts, Inc., dated April 4, 2003.         Registration No. 001-31949, filed March
                                                                                12, 2004

10.18         Promissory Note between James H. Long and Allstar Systems, Inc.   Exhibit 10.35 to Form 10-K, Registration
              dated December 1, 1999.                                           No. 000-21479, filed March 28, 2000

10.19         Asset Purchase Agreement by and between Internetworking           Exhibit 10.36 to Form 10-K, Registration
              Sciences Corporation and Internetwork Experts, Inc. dated         No. 000-21479, filed March 24, 2001
              October 27, 2000.

10.20         Lease Agreement by and between Whitehall-Midway Park North,       Exhibit 10.37 to Form 10-K, Registration
              Ltd. and Allstar Systems, Inc. dated July 31, 2000.               No. 000-21479, filed March 24, 2001

10.21         Dealer Loan and Security Agreement by and between Textron         Exhibit 10.38 to Form 10-K, Registration
              Financial Corporation and I-Sector Corporation, dated January     No. 000-21479, filed March 28, 2002
              31, 2002.

10.22         Limited Fraud Guarantee, by and between James H. Long and         Exhibit 10.17 to Form 10-K
              Textron Financial Corporation, dated September 3, 2003.           Registration No. 001-31949
                                                                                filed March 12, 2004

10.23         Loan and Securities Agreement dated September 30, 2004 among      Exhibit 10.1 to Form 10-Q
              Textron, I-Sector and its subsidiaries.                           Registration No. 001-31949
                                                                                filed November 15, 2004

10.24         Employment Agreement by and between I-Sector Corporation and      Exhibit 10.1 to Form 8-K
              Brian Fontana, dated December 20, 2004.                           Registration No. 001-31949
                                                                                filed December 20, 2004

10.25         Confidentiality Agreement by and between I-Sector Corporation     Exhibit 10.2 to Form 8-K
              and Brian Fontana, dated December 20, 2004.                       Registration No. 001-31949
                                                                                filed December 20, 2004

10.26         Memorandum of Understanding Regarding Purchases, Invoicing and    Filed herewith
              Payments Under Master Agreement For Products and Services for
              the Dallas Independent School District by and between I-Sector
              Corporation, Micro System Enterprises, Inc. and Textron
              Financial Corporation.

16.1          Letter from Deloitte & Touche LLP dated June 17, 2003.            Exhibit 16.1 to Form 8-K, Registration
                                                                                No. 000-21479, filed

                                                                                June 5, 2003

21.1          List of Subsidiaries of the Company.                              Exhibit 21.1 to Form 10-K, Registration
                                                                                No. 000-21479, filed March 31, 2003

23.1          Consent of Grant Thornton LLP                                     Filed herewith

23.2          Consent of Deloitte & Touche LLP, Independent Registered Public   Filed herewith
              Accounting Firm

31.1          Rule 13a-14(a)/15d-14(a) Certification of Chairman and            Filed herewith
              Chief Executive Officer.

31.2          Rule 13a-14(a)/15d-14(a) Certification of Chief Financial         Filed herewith
              Officer.

32.1          Section 1350  Certification of Chief Executive Officer and Chief  Filed herewith
              Financial Officer.

99.1          Report of Independent Certified Public Accountants                Filed herewith

