Form 10-K/A
period 2004-12-31
I SECTOR CORP
filed 2005-04-13
CIK 1020017

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


                               (AMENDMENT NO. 1)


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


                 REGISTRANT'S TELEPHONE NUMBER: (713) 795-2000


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                   -----------------------------------------
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

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to future events or our future financial performance including, but not limited to, statements contained in Item 7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned that any statement that is not a statement of historical fact, including but not limited to, statements which may be identified by words including, but not limited to, "anticipate", "appear", "believe", "could", "estimate", "expect", "hope", "indicate", "intend", "likely", "may", "might", "plan", "potential", "seek", "should", "will", "would", and other variations or negative expressions thereof, are predictions or estimations and are subject to known and unknown risks and uncertainties. Numerous factors, including factors that we have little or no control over, may affect I-Sector's actual results and may cause actual results to differ materially from those expressed in the forward-looking statements contained herein. In evaluating such statements, readers should consider the various factors identified in I-Sector's annual report on Form 10-K, as filed with the Securities and Exchange Commission including the matters set forth in
Item 1. -- "Risks Related to our Business", which could cause actual events, performance or results to differ materially from those indicated by such statements.

GENERAL

     We are a leading regional provider of IP telephony and other network infrastructure and related implementation and support services for enterprises. The network and IP telephony solutions we offer are "Cisco-centric", meaning they are based on the products and technology of Cisco Systems, Inc. These solutions include design, implementation and support of IP telephony, LAN/WAN routing and switching, virtual private networks, voice over IP, network security, and wireless networks. Because of our substantial experience and technical expertise in the design, implementation and support of IP telephony solutions, we believe we are well-positioned to take advantage of what we believe to be the growing trend of implementation by enterprises of IP telephony in general and, in particular, the pure, packet-switched IP telephony solutions of Cisco. We also develop and market our own computer telephony integration software and provide remote information technology services. Our operations are managed from offices in Houston, Dallas and Austin, Texas. Our long term goal is to become one of the leading national providers of Cisco-centric networks and IP telephony solutions for enterprises.


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

IP TELEPHONY INDUSTRY BACKGROUND

  TERMINOLOGY

     IP telephony is a general term for an existing and rapidly expanding technology that uses Internet Protocol, or "IP", for exchanging voice communications, faxes, and other types of information that have traditionally been carried by conventional private, branch exchange ("PBX") telephone systems used by enterprises and by the public switched telephone network ("PSTN"). The term IP telephony generally encompasses a narrower term frequently used in our industry called "VoIP," or voice over Internet Protocol. We refer to VoIP as including only the exchange of voice communication by means of IP technology, while we refer to IP telephony as including not only VoIP but also the broader range of voice and other communications over IP-based networks, and the systems that enable those communications.


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


     IP telephony uses network infrastructure, such as a local area network, or "LAN," or a wide area network, or "WAN," employing IP technology to either enhance the telephony functions performed by the enterprise's existing PBX telephone system, or to replace the existing PBX entirely. We refer to IP telephony systems that incorporate and augment an enterprise's existing PBX as a "hybrid" system, and to the PBX retained by the enterprise as a "legacy PBX." We refer to a "pure" or "packet-switched" IP telephony system as one in which network infrastructure totally supplants the enterprise's existing PBX with a packet-switched solution.


     In addition to offering potential long-term cost savings, implementation of IP telephony allows enterprises to reap the benefits of participating in a growing trend in communications technology called "convergence."

  CONVERGENCE TREND

     We believe the market for enterprise communications is moving from the "traditional model" to what industry observers sometimes term the "converged model". IP telephony is expected to be an important part of the trend towards convergence.

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

  COMPETING IP TELEPHONY SOLUTIONS


     Cisco promotes the use of a network server running their call management software, also called a "soft switch," which enables their system to perform IP telephony functions without the use of a PBX. While other manufacturers, including Avaya, Inc. and Nortel Networks Corp., are moving towards packet-switched technology, we believe that Cisco has established an early competitive advantage in the market for packet-switched, telephony solutions that have no need to resort to older, circuit-switched PBX technology.


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

     Historically, when most customers were only testing IP telephony technology, post-implementation support services were not a high priority for those customers. But as customers transition to the full implementation of IP telephony, we believe that post-implementation support will become a higher priority. Additionally, we believe that the quality of support services is likely to become among the more significant factors for enterprises when they are choosing a service provider. Through our Netsurant service offering, we believe we will be positioned to provide support services that customers desire and require.

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

     The majority of the enterprise organization IP-based routing and switching equipment installed today is manufactured by Cisco. For that reason, we believe Cisco has a competitive advantage with respect to implementing pure, packet-switched IP telephony solutions. According to Infotech's April, 2004 report on enterprise IP telephony titled "Enterprise Convergence -- The Race for IP Telephony Supremacy", Cisco had over a 50% share of the installed IP telephony handsets, but less than a 2% market share of all enterprise handsets installed, including traditional circuit-switched systems. Because of this, we believe Cisco has the potential to gain market share against its competitors as the move towards full adoption of IP telephony technology by enterprises continues. If we are able to grow to become a national rather than a regional provider of Cisco-centric network infrastructure, and if, as we expect, Cisco gains market share against its competitors, we believe that we will be able to substantially increase our revenues.

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

  EXISTING PRODUCTS

     This software is used by professional contact centers and other complex, high volume telephony environments and is marketed under the trade name "Stratasoft". Our current complete contact center product offering allows our customers to rapidly customize our software to their business applications. Our Stratasoft products provide telephony functionality essential to contact center operations including:

     - outbound predictive dialing;

     - automatic call distribution for processing inbound calls;

     - call blending between inbound and outbound activity;

     - voice mail and auto attendant applications;

     - text-to-speech capabilities;

     - Web-based text chatting;

     - fax on demand;

     - interactive voice response;

     - rapid application development and scripting;

     - local/remotes agent using SIP soft phone technology;

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

     Stratasoft's products are currently sold and used in over 20 countries worldwide, including contact centers in the United States, Canada, the United Kingdom, Germany, Greece, India, Egypt, Japan, the Philippines and Grenada.

  CONVERGENCE SOFTWARE RESEARCH AND DEVELOPMENT

     We intend to use our computer telephony software development expertise to create and market new software products that augment and enhance Cisco-centric IP telephony solutions. We believe that IP telephony and convergence will create an environment where there will be an opportunity to create new software applications to integrate voice, video and data into a customer's business processes and traditional business applications in ways that were not possible before. These software applications are often called "convergence applications". Therefore we believe our extensive experience in developing and marketing complex computer telephony software applications positions us to take advantage of this opportunity.

REMOTE INFORMATION TECHNOLOGY MANAGEMENT

     We offer a variety of services related to cost reduction and performance improvement of information technology through Internet-based remote service and support of information technology. These services include the following:

     - remote end user and server management;

     - data and network management; and

     - security and internet services.


     We operate this third of our three business segments through our Valerent subsidiary.


CUSTOMERS

     We had one customer that represented 10% or more of our revenue for the year ended December 31, 2004. Micro System Enterprise, Inc./Acclaim Professional Services ("MSE"), an agent related to the Dallas Independent School District E-Rate funded program, which represented approximately 16.1% of our consolidated revenue for the year ended December 31, 2004 and approximately 49.5% of our consolidated net accounts receivable at December 31, 2004. We had no customer that represented 10% or more of our total consolidated revenue during the years ended December 31, 2002 or 2003.

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

RISKS RELATED TO OUR BUSINESS

  WE HAVE A HISTORY OF LOSSES AND MAY CONTINUE TO INCUR LOSSES.


     We incurred a net loss in each fiscal year since 1998, except fiscal 2004. As of December 31, 2004, our accumulated deficit was $1.7 million. During 2004 our income was $1.5 million, but we cannot assure you that profitability will continue in upcoming quarters or years. In order to continue profitability, we will have to maintain or increase our operating margin. Improvements in operating margin could result from increases in revenue without comparable increases in operating expense, from changes in the mix of products and services we sell, or from other factors. Our profitability improved in 2004 compared to 2003 primarily due to increased gross margin percentage and the fact that our operating expenses increased at a lower rate than revenue growth. We cannot assure you that we will be able to continue to achieve improved operating margins, or that operating margin will not decrease in the future. If we were unable to increase revenue, if our gross margin decreases, or if we are unable to control our operating expenses, our business could produce losses. We have only recently become profitable and are in a rapidly changing industry. In addition, our business depends upon winning new contracts with new customers, the size of which may vary from contract to contract. Whether we are able to remain profitable in the future will depend on many factors, but primarily upon the commercial acceptance of IP telephony products and services, specifically those developed and marketed by Cisco.


  OUR SUCCESS IS DEPENDENT ON MAINTAINING OUR RELATIONSHIP WITH CISCO.

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

  A MAJORITY OF OUR CUSTOMERS ARE BASED IN TEXAS.


     We offer our IP telephony products and services primarily to businesses in Texas. Because a majority of the enterprises that we offer our IP telephony products to are geographically concentrated in Texas, our customers' level of spending on communication products may be affected by economic condition in Texas, in addition to general economic conditions in the United States. If demand for IP telephony products by enterprises in Texas decreases, our business, financial condition and results of operations could be significantly harmed.


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


     We may need additional capital to grow our business. Our business plan calls for the expansion of sales of our IP telephony products to enterprises in geographical markets where we currently do not operate, including expansion through acquisitions. If we do not have adequate capital or are not able to raise the capital to fund our business objectives, we may have to delay the implementation of our business plan. We can provide no assurance that we will be able to obtain financing if required, or if financing is available, there is no assurance that the terms would be favorable to existing stockholders. Our ability to obtain additional financing is subject to a number of factors, including general market conditions, investor acceptance of our business plan, our operating performance and financial condition, and investor sentiment. These factors may affect the timing, amount, terms or conditions of additional financing available to us.


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


  BUSINESS ACQUISITIONS, DISPOSITIONS OR JOINT VENTURES ENTAIL NUMEROUS RISKS AND MAY DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE OR DISTRACT MANAGEMENT ATTENTION.


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

  IF WE LOSE KEY PERSONNEL WE MAY NOT BE ABLE TO ACHIEVE OUR OBJECTIVES.


     We are dependent on the continued efforts of our senior management team, including our Chairman and Chief Executive Officer, James H. Long, our President and Chief Operating Officer, Mark T. Hilz, our President of Stratasoft, Bob Hennessey, our President of Valerent, Frank Cano and our Vice President and Chief Financial Officer, Brian Fontana. If for any reason, our senior executives do not continue to be active in management, our business, financial condition or results of operations could be adversely affected. We cannot assure you that we will be able to continue to retain our senior executives or other personnel necessary for the development of our business.


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

ELECTION OF DIRECTORS:

                                                              NUMBER OF VOTES   NUMBER OF VOTES
NAME OF NOMINEE                                                  VOTED FOR         WITHHELD
---------------                                               ---------------   ---------------
James H. Long...............................................     4,773,751          264,816
Donald R. Chadwick..........................................     4,817,151          221,416
Cary M. Grossman............................................     4,891,367          147,200
John B. Cartwright..........................................     4,778,751          259,816

AMENDMENT TO THE INCENTIVE STOCK PLAN:

                                    NUMBER OF VOTES   NUMBER OF VOTES   NUMBER OF VOTES    BROKER
                                       VOTED FOR       VOTED AGAINST       WITHHELD       NON-VOTE
                                    ---------------   ---------------   ---------------   ---------
Amend the Incentive Stock Plan....     2,539,959          312,282             675         2,185,651

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On December 29, 2003, our common stock began trading on the American Stock Exchange under the ticker symbol "ISR". Prior to December 29, 2003 and since the change of the corporate name on July 11, 2000, our common stock was traded on the NASDAQ Small Cap Market under the symbol "ISEC". Prior to July 11, 2000, our shares traded under the symbol "ALLS". As of June 8, 2004, our warrants began trading on the American

Stock Exchange under the symbol "ISR.WS". Our units traded under the symbol "ISR.U" for a limited period beginning on May 7, 2004 and ending on June 7, 2004.

COMMON STOCK

     The following table set forth the price range of our common stock.

                                                               HIGH     LOW
                                                              ------   -----
2003
  First Quarter.............................................  $ 2.06   $1.64
  Second Quarter............................................  $ 2.40   $1.75
  Third Quarter.............................................  $ 4.40   $2.60
  Fourth Quarter............................................  $15.97   $4.14
2004
  First Quarter.............................................  $15.87   $6.25
  Second Quarter............................................  $ 9.90   $7.61
  Third Quarter.............................................  $ 8.36   $6.43
  Fourth Quarter............................................  $10.12   $6.75

WARRANTS

     The following table set forth the high and low sales prices of our warrants as quoted by the American Stock Exchange commencing on June 8, 2004, the first day of trading.

                                                              HIGH     LOW
                                                              -----   -----
2004
  Second Quarter............................................  $1.85   $1.20
  Third Quarter.............................................  $1.60   $1.00
  Fourth Quarter............................................  $2.35   $1.16

UNITS

     The following table set forth the high and low sales prices of our units as quoted by the American Stock Exchange during their limited 32 day trading period beginning on May 7, 2004, and ending on June 7, 2004.

                                                               HIGH     LOW
                                                              ------   ------
2004
  Second Quarter............................................  $19.95   $16.15

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following sets forth the selected data of the company for the five years ended December 31, 2004.

                                                                          YEAR ENDED DECEMBER 31
                                                              -----------------------------------------------
                                                               2000      2001      2002      2003      2004
                                                              -------   -------   -------   -------   -------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Revenue:
  Products..................................................  $ 1,670   $ 9,925   $29,805   $46,900   $72,680
  Services..................................................    8,757     6,477     5,647     7,725    11,393
  Custom projects...........................................    6,660     7,218     6,569     7,527     8,996
                                                              -------   -------   -------   -------   -------
    Total revenue...........................................   17,087    23,620    42,021    62,152    93,069
Cost of sales and services:
  Products..................................................    2,104     8,685    26,437    41,060    61,694
  Services..................................................    7,291     5,322     4,395     5,383     7,273
  Custom projects...........................................    3,573     3,318     2,920     2,982     4,150
                                                              -------   -------   -------   -------   -------
    Total cost of sales and services........................   12,968    17,325    33,752    49,425    73,117
Gross profit:
  Products..................................................     (434)    1,240     3,368     5,840    10,986
  Services..................................................    1,466     1,155     1,252     2,342     4,120
  Custom projects...........................................    3,087     3,900     3,649     4,545     4,846
                                                              -------   -------   -------   -------   -------
    Total gross profit......................................    4,119     6,295     8,269    12,727    19,952
Selling, general and administrative expenses................    9,479    10,573    10,625    15,061    18,254
                                                              -------   -------   -------   -------   -------
    Operating income (loss).................................   (5,360)   (4,278)   (2,356)   (2,334)    1,698
Interest and other income (expense), net....................      239       316       115       107      (108)
                                                              -------   -------   -------   -------   -------
Income (loss) from continuing operations before income tax
  benefit...................................................   (5,121)   (3,962)   (2,241)   (2,227)    1,590
Tax benefit.................................................    1,493        87     1,595       181        19
                                                              -------   -------   -------   -------   -------
Net income (loss) from continuing operations before minority
  interests.................................................   (3,628)   (3,875)     (646)   (2,046)    1,609
  Minority interests........................................       --        --        --        --      (117)
                                                              -------   -------   -------   -------   -------
Net income (loss) from continuing operations................   (3,628)   (3,875)     (646)   (2,046)    1,492
Gain on disposal of discontinued operations, net of taxes...    3,585       170       262       210        38
                                                              -------   -------   -------   -------   -------
Net income (loss)...........................................  $   (43)  $(3,705)  $  (384)  $(1,836)  $ 1,530
                                                              =======   =======   =======   =======   =======
Net income (loss) per share:
  Basic:
    Net income (loss) from continuing operations before
      minority interests....................................  $ (0.90)  $ (0.99)  $ (0.17)  $ (0.55)  $  0.35
    Minority interests......................................       --        --        --        --     (0.03)
    Gain on disposal of discontinued operations, net of
      taxes.................................................     0.89      0.04      0.07      0.06      0.01
                                                              -------   -------   -------   -------   -------
    Net income (loss) per share.............................  $ (0.01)  $ (0.95)  $ (0.10)  $ (0.49)  $  0.33
                                                              =======   =======   =======   =======   =======
  Diluted:
    Net income (loss) from continuing operations before
      minority interests....................................  $ (0.90)  $ (0.99)  $ (0.17)  $ (0.56)  $  0.32
    Minority interests......................................       --        --        --        --     (0.02)
    Gain on disposal of discontinued operations, net of
      taxes.................................................     0.89      0.04      0.07      0.06      0.01
                                                              -------   -------   -------   -------   -------
Net income (loss) per share.................................  $ (0.01)  $ (0.95)  $ (0.10)  $ (0.50)  $  0.31
                                                              =======   =======   =======   =======   =======
BALANCE SHEET DATA:
Working capital.............................................  $10,098   $ 5,983   $ 5,540   $ 3,724   $13,143
Total assets................................................   17,142    13,548    15,751    19,207    41,139
Current portion of long-term debt(1)........................       --       213       157     1,784     8,220
Long-term debt..............................................       --       410       247       229       122
Stockholders' equity........................................  $11,912   $ 8,015   $ 7,640   $ 6,619   $15,849

---------------


(1) Excludes non-interest bearing borrowings under Textron Floorplan Loan. (See
    Note 7 of consolidated financial statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Please read the following discussion of our financial condition and results of operations together with "Item 6. Selected Financial Data" and our consolidated financial statements and the notes to those statements included elsewhere in this report. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Item 1. Business -- Risk Factors" and elsewhere in this report.

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


     On February 1, 2005, we entered into an agreement with the INX minority shareholder group to merge INX into I-Sector, contingent upon I-Sector stockholder approval. Upon stockholder approval on March 18, 2005, INX became a wholly-owned subsidiary of the company. The exchange of the minority interest resulted in a remeasurement of the stock options that were part of the minority interest and such remeasurement resulted in a $5.7 million one-time non-cash charge to earnings, which was equal to the intrinsic value of the stock options on March 18, 2005. This one-time non-cash charge to earnings, which does not impact assets or liabilities, will reduce reported net income and earnings per share in our first quarter ending March 31, 2005. The elimination of the minority interest will simplify our capital structure and eliminate the minority interest on our financial statements, but will increase the shares used to compute diluted earnings per share due to the shares of our common stock issued in the exchange and because of the increased number of stock options resulting from exchanging INX stock options for our stock options. Based on the closing stock price of $6.25 on March 18, 2005, we expect shares used in computing diluted earnings per share to increase by approximately 1,161,592 shares as a result of the exchange of the minority interest.


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

     Historically, the majority of INX's services revenue has been generated from implementation services, which is project oriented and tends to be volatile. As the number, frequency and size of INX projects has grown, INX has achieved better utilization of its engineering resources, resulting in improved gross margins on services. The normal sales cycle for corporate customers typically ranges from three to six months depending on the nature, scope and size of the project. Our experience with educational organizations utilizing E-Rate funding, which is a federal government funding program for schools administered by the Schools and Libraries Division Universal Services Administrative Corporation (the "SLD"), indicates that the sales cycle is generally about six to twelve months or longer.



     Since the latter part of 2004, INX has experienced payment delays for amounts due from educational organization projects that are being partially funded by the SLD. The SLD has informed us that these payment delays are due to administrative issues within the SLD. In November 2004, pending a satisfactory resolution of the issues causing the payment delays, or payment of a substantial portion of the past due amounts, we temporarily suspended product shipments for certain SLD-funded projects in November 2004. Based on communications from the SLD that payments were being processed, limited amounts of product shipments were made in December 2004 for a significant project that was previously suspended. After December 31, 2004, the SLD made significant payments on past due accounts and we resumed product shipments for the previously suspended SLD-funded projects. At December 31, 2004, our total net accounts receivable of $28.2 million included approximately $17.1 million of net E-Rate funded accounts receivable, approximately $14.0 million of which were amounts related to a single SLD-funded project that had been temporarily suspended due to a past due balance of $11.8 million, however, as of March 23, 2005 approximately $10.7 million of the past due balance had been collected. For the year ending December 31, 2004, INX has approximately $18.7 million of revenue derived from E-Rate funded projects included in its $77.9 million of total annual revenue. While collections have occurred for our more significantly aged invoices, we anticipate that we will continue to experience payment delays for SLD-funded educational projects due to increased administration standards imposed upon the SLD and continued changes at the SLD and the E-Rate program.


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


     Stratasoft revenue consists primarily of custom project revenue from the sale of proprietary computer-telephony software. Stratasoft revenue is reported as custom project revenue in our statements of operations because it consists of bundled products and services which cannot be accounted for separately. Stratasoft has traditionally produced our highest gross margin since it's revenues consists primarily of sales of our proprietary computer-telephony software. Our cost of goods sold for Stratasoft's custom project revenue includes the costs of developing our computer-telephony software products, installation costs, and the cost of hardware and other equipment bundled with our software applications and included in a sale to a customer. Stratasoft utilizes the percentage of completion method of accounting to recognize the majority of its revenue. Stratasoft revenue also includes sales to resellers. The sales to resellers are recorded when the sale becomes fixed or determinable; otherwise, revenue from resellers is recorded when payments become due.


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

     Gross Profit and Gross Profit Margin. The mix of our various revenue components, each of which has substantially different levels of gross margin, materially influences our overall gross profit and gross margin in any particular quarter. In periods in which service revenue or Stratasoft custom project revenue are high, as compared to

INX and Valerent product sales, our gross margin generally improves as compared to periods in which we have higher levels of product sales. Our gross margin for product sales also varies depending on the type of product sold, the mix of large revenue product contracts, which typically have lower gross margin as compared to smaller revenue product contracts, which typically have higher gross margin. Our gross margin percentage on product sales and services revenue has generally improved over the past several years.



     Gross margin percentage on product sales has improved primarily due to increased repeat business with existing customers, which are typically smaller transactions that generate slightly higher levels of gross margin as compared to large, competitively bid projects. In addition, we have benefited from increased levels of vendor incentives, which lower our cost of goods sold.



     Our annual and quarterly gross profits and gross margins on INX product sales are materially affected by vendor incentives recognized in certain accounting periods, most of which are Cisco incentive programs initiated in 2003. The incentive programs sponsored by Cisco currently enable us to qualify for cash rebates or product pricing discounts. The most significant incentive is a Cisco incentive that is generally earned based on sales volumes of particular Cisco products; sales growth and customer satisfaction levels, and beginning in our fourth quarter ended December 31, 2004, this incentive program could be readily monitored by us via access to the vendor's website. The amounts earned and costs incurred under these programs are recorded as a reduction of cost of goods sold, and the increased gross profit results in an increase in selling, general and administrative expenses related to sales commissions. In reporting periods prior to our fourth quarter ended December 31, 2004, we recognized the Cisco incentives on the earlier of when payment was received or declared by the vendor, as such amounts were not determinable by us prior to then. Prior to 2004, there had only been one incentive program measurement period, and we had not met all of the qualification criteria for such incentive period. Cisco pays incentives earned under this program semi-annually for the six-month measurement periods that end one month following the end of our second and fourth quarters. This caused significant fluctuations in gross profit and operating profits from quarter to quarter because these incentives were recognized semi-annually in our first and third quarters. Beginning in the fourth quarter of 2004, the information became readily available from the vendor so that the amount of incentive earned from the vendor was determinable. Furthermore, we determined that collection of the incentive was probable and therefore recognizable. For 2004, the INX products cost of goods was $60.8 million (84.9% of INX product revenue), which is net of $3.4 million of vendor incentives recognized. For 2003, the INX product cost of goods was $40.1 million (87.6% of INX product revenue), which is net of $313,000 in vendor incentives recognized. Our product cost and resulting gross profit can vary significantly depending upon vendor pricing incentives and our ability to qualify for and recognize such incentives.


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


     Selling, General and Administrative Expenses. Our selling, general and administrative expenses include both fixed and variable expenses. Relatively fixed expenses in selling, general and administrative expenses include rent, utilities, promotion and advertising, and administrative wages. Variable expenses in selling, general and administrative expenses include sales commissions and travel, which will usually vary based on our sales and gross profit. Selling, general and administrative expenses also include expenses which vary significantly from period to period but not in proportion to sales or gross profit. These include legal expenses and bad debt expense, both of which vary based on factors that are difficult to predict.


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


     Acquisition and Disposition. In the second quarter of 2003, INX acquired the fixed assets, inventory, intellectual property, customer lists, trademarks, trade names, service marks, contract rights and other intangibles of Digital Precision. In connection with that acquisition we also assumed leases for equipment and office space. Our results of operations include those attributable to Digital Precision on and after April 7, 2003. The initial purchase price for Digital Precision was $540,000 in cash and contingent consideration of 1.8 million shares of INX common stock which we agreed to issue if certain employees remained employed through April 4, 2004, the first anniversary of the acquisition. In April 2004, we recorded $234,000 of additional intangible assets in connection with the 1.8 million shares of INX common stock we issued to satisfy the contingent purchase price obligation.


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

                                                                   YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------
                                                          2002              2003              2004
                                                     ---------------   ---------------   ---------------
                                                     AMOUNT      %     AMOUNT      %     AMOUNT      %
                                                     -------   -----   -------   -----   -------   -----
                                                                   (DOLLARS IN THOUSANDS)
Revenue:
  INX product......................................  $28,990    69.0   $45,749    73.6   $71,646    77.0
  INX service......................................    1,748     4.1     4,226     6.8     6,280     6.7
                                                     -------   -----   -------   -----   -------   -----
       Total INX revenue...........................   30,738    73.1    49,975    80.4    77,926    83.7
                                                     -------   -----   -------   -----   -------   -----
  Stratasoft -- custom projects....................    6,569    15.6     7,527    12.1     8,996     9.7
  Valerent product.................................    1,092     2.6     1,573     2.5     1,829     2.0
  Valerent service.................................    3,900     9.3     3,503     5.6     5,113     5.5
                                                     -------   -----   -------   -----   -------   -----
       Total Valerent revenue......................    4,992    11.9     5,076     8.2     6,942     7.5
     Eliminations revenue..........................     (278)   (0.6)     (426)   (0.7)     (795)   (0.9)
                                                     -------   -----   -------   -----   -------   -----
          Total revenue............................   42,021   100.0    62,152   100.0    93,069   100.0
Cost of sales and service:
  INX product......................................   25,659    88.5    40,060    87.6    60,802    84.9
  INX service......................................    1,658    94.9     2,976    70.4     4,183    66.6
                                                     -------   -----   -------   -----   -------   -----
       Total INX cost of sales and service.........   27,317    88.9    43,036    86.1    64,985    83.4
  Stratasoft -- custom projects....................    2,920    44.5     2,982    39.6     4,150    46.1
  Valerent product.................................    1,055    96.6     1,421    90.3     1,687    92.2
  Valerent service.................................    2,738    70.2     2,412    68.9     3,090    60.8
                                                     -------   -----   -------   -----   -------   -----
       Total Valerent cost of sales and service....    3,793    76.0     3,833    75.5     4,777    69.1
     Eliminations of cost of sales and service.....     (278)  100.0      (426)  100.0      (795)  100.0
                                                     -------   -----   -------   -----   -------   -----
          Total cost of sales and service..........   33,752    80.3    49,425    79.5    73,117    78.6
Gross profit:
     INX product...................................    3,331    11.5     5,689    12.4    10,844    15.1
     INX service...................................       90     5.1     1,250    29.6     2,097    33.4
                                                     -------   -----   -------   -----   -------   -----
       Total INX gross profit......................    3,421    11.1     6,939    13.9    12,941    16.6
  Stratasoft -- custom projects....................    3,649    55.5     4,545    60.4     4,846    53.9
  Valerent product.................................       37     3.4       152     9.7       142     7.8
  Valerent service.................................    1,162    29.8     1,091    31.1     2,023    39.2
                                                     -------   -----   -------   -----   -------   -----
       Total Valerent gross profit.................    1,199    24.0     1,243    24.5     2,165    30.9
     Eliminations gross profit.....................       --     0.0        --     0.0        --     0.0
                                                     -------   -----   -------   -----   -------   -----
          Total gross profit.......................    8,269    19.7    12,727    20.5    19,922    21.4
Selling, general and administrative expenses:
  INX..............................................    3,545    11.5     6,045    12.1    10,295    13.2
  Stratasoft. .....................................    3,922    59.7     5,888    78.2     5,100    56.7
  Valerent.........................................    2,236    44.8     1,963    38.7     1,886    27.3
  Corporate........................................      922     (NA)    1,165     (NA)      973     (NA)
  Eliminations.....................................       --     0.0        --     0.0        --     0.0
                                                     -------   -----   -------   -----   -------   -----
Total selling, general and administrative
  expenses.........................................   10,625    25.3    15,061    24.2    18,254    19.6

                                                   (continued on following page)

                                                                   YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------
                                                          2002              2003              2004
                                                     ---------------   ---------------   ---------------
                                                     AMOUNT      %     AMOUNT      %     AMOUNT      %
                                                     -------   -----   -------   -----   -------   -----
                                                                   (DOLLARS IN THOUSANDS)
Operating income (loss):
  INX..............................................     (124)   (0.4)      894     1.8     2,646     3.4
  Stratasoft. .....................................     (273)   (4.2)   (1,343)  (17.8)     (254)   (2.8)
  Valerent.........................................   (1,037)  (20.8)     (720)  (14.2)      279     3.6
  Corporate........................................     (922)    (NA)   (1,165)    (NA)     (973)    (NA)
  Eliminations.....................................       --     (NA)       --     0.0        --     0.0
                                                     -------   -----   -------   -----   -------   -----
       Total operating income (loss)...............   (2,356)   (5.6)   (2,334)   (3.8)    1,698     1.8
Interest and other income (expense), net...........      115     0.3       107     0.2      (108)   (0.1)
                                                     -------   -----   -------   -----   -------   -----
Income (loss) from continuing operations before
  benefit for income taxes.........................   (2,241)   (5.3)   (2,227)   (3.6)    1,590     1.7
Benefit for income taxes...........................    1,595     3.8       181     0.3        19     0.0
                                                     -------   -----   -------   -----   -------   -----
Net income (loss) from continuing operations before
  minority interests...............................     (646)   (1.5)   (2,046)   (3.3)    1,609     1.7
  Minority interests...............................       --     (NA)       --     (NA)     (117)   (0.1)
Net income (loss) from continuing operations.......     (646)   (1.5)   (2,046)   (3.3)    1,492     1.6
Gain (loss) on disposal, net of taxes..............      262     0.6       210     0.3        38     0.0
                                                     -------   -----   -------   -----   -------   -----
Net income (loss)..................................  $  (384)   (0.9)  $(1,836)   (3.0)  $ 1,530     1.6
                                                     =======   =====   =======   =====   =======   =====

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

     INX gross profit increased $6.0 million, or 87.0%, from $6.9 million to $12.9 million. INX's gross margin increased from 13.9% to 16.6%. INX's gross profit on its product sales increased $5.1 million, or 89.5%, from $5.7 million to $10.8 million due to increased product sales revenue and lower product cost, reflecting increased vendor rebates. INX's gross profit on its service component increased $847,000, from $1.3 million to $2.1 million, and service gross margin improved from 29.6% to 33.4%, as a result of significantly increased service revenue of $2.1 million and improved utilization of technical personnel.


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


     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.2 million, or 21.2%, from $15.1 million to $18.3 million. As a percentage of total revenue, these expenses decreased 4.6%, from 24.2% to 19.6%. These expenses were primarily increased by the following:



     - Sales compensation increased $2.0 million as the result of hiring additional sales staff and increased sales commissions generated from the increase in gross profit.



     - Administrative compensation expense increased $900,000 due to bonuses of $321,000, settlement of an EEOC claim for $25,000, the hiring of additional personnel at INX in Houston and Dallas, Texas; and for the addition of the San Antonio, Texas office. Stratasoft hired personnel in Houston, Texas and Canada.


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


     - Shareholder relations expense increased $44,000, due to employing a shareholder relations firm, attending investor conferences and visiting investor groups, however, this expense was partially offset by a $199,000 reduction related to the revaluation of the non-employee stock option compensation for the investor relation consultant.


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

     We expect our future selling, general and administrative expenses to increase as we ensure our compliance with the provisions of the Sarbanes-Oxley Act as well as our expected growth within our INX subsidiary.



     Operating Income. Operating income increased $4.0 million, or 172.8%, from a $2.3 million loss to a profit of $1.7 million, primarily due to the $7.2 million increase in gross profit, partially offset by the $3.2 million increase in selling, general and administrative expenses. INX's operating profit increased $1.7 million, or 190.2%, from a profit of $894,000 to a profit of $2.6 million. Stratasoft's operating loss decreased $1.0 million, or 76.9%, from a loss of $1.3 million to a loss of $254,000. Valerent's operating income increased $999,000, or 138.9%, from a loss of $720,000 to a profit of $279,000. The operating loss for the Corporate Segment decreased $192,000, or 16.5%, from a loss of $1.2 million to an operating loss of $973,000.



     Interest and Other Income (Expense), Net. Interest and other income, net, decreased by $215,000 or 200.9%, from income of $107,000 to expense of $108,000, primarily due to an increase in interest expense of $134,000 or 188.7%, from $71,000 to $205,000 which is attributable to interest expense due to increased borrowings under our credit facility. Our borrowings under our credit facility increased from $7.6 million to $16.0 million while the interest bearing portion of our borrowings increased from $1.7 million at December 31, 2003 to $8.1 million at December 31, 2004. Foreign exchange gain increased $48,000 from a loss of $13,000 to a gain of $35,000. Other income decreased $129,000, or 111.2%, from a $116,000 to $13,000 expense.



     Net Income. The net income increased $3.3 million, or 183.3%, from a loss of $1.8 million to a net profit of $1.5 million. The benefit for income taxes decreased $162,000, or 89.5%, from $181,000 to $19,000. Because the Job Creation and Worker Assistance Act of 2002 provided for the carryback of net operating losses for any taxable year ending during 2001 or 2002 to each of the 5 tax years preceding the loss year, we were able to use our net operating loss carryback. The benefit in 2003 includes amounts related to additional carryback benefits for 2002 not previously recorded. Minority interest of $117,000 was recorded for 2004 as a reduction of our net income due to the 1,800,000 shares of INX common stock issued to certain key employees as part of the Digital Precision acquisition agreement. Upon issuance of stock our ownership of INX was reduced from 100% to approximately 92.4%.



     Discontinued Operations. During 1999, we discontinued our Telecom Systems business. On March 16, 2000, we entered into an agreement to sell certain assets of, and the ongoing operation of, our Computer Products Division. The sale transaction closed on May 19, 2000. On December 31, 2000, we sold our IT Staffing business. As a consequence of these events, the operations of these businesses are reported as discontinued operations. For the year ended December 31, 2003, the gain on disposal related to these three businesses was $80,000, $104,000 and $26,000, net of taxes of $41,000, $54,000 and $14,000, for a total gain of $210,000. For the year ended December 31, 2004, the gain on disposal related to these three businesses was $0, $58,000 and $(1,000), net of taxes of $0, $19,000 and $0, for a total gain of $38,000. The gains and/or losses on disposal related to these discontinued operations are primarily related to collections of accounts receivables retained when these businesses were sold.


  YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

     Total Revenue. Our total revenue, net of intercompany eliminations, increased by $20.1 million, or 47.9%, from $42.0 million to $62.2 million.


     INX revenue increased by $19.3 million, or 62.6%, from $30.7 million to $50.0 million. As a percentage of total revenue, INX revenue increased from 73.1% to 80.4%. Of the increase, $10.8 million was attributed to the Houston office, $4.6 million was attributed to a new office in Austin, $1.1 million was attributed to government sector sales and $2.8 million was attributed to the Dallas office. The increase in revenue attributable to the Digital Precision acquisition, including the $4.6 million of revenue of the acquired Austin office, was $8.5 million. INX's revenue grew rapidly primarily due to large sales to four school districts totaling $14.3 million and due to synergy of $8.5 million resulting from its acquisition of Digital Precision. The sales to the school districts are one-time competitive bid events fostered by the E-Rate programs that provide schools with 90% of their funding for internet related expenditures, and there can be no assurance as to the level of revenue provided, if any, in future periods from school districts.


     Stratasoft revenue increased by $958,000, or 14.6%, from $6.6 million to $7.5 million. As a percentage of total revenue, Stratasoft revenue decreased from 15.6% to 12.1%. Stratasoft's increased revenue was primarily the result of two large international custom projects in 2003, as compared to no individually large custom projects initiated during 2002. This was slightly offset by deferred revenue for certain custom projects that included fees that were determined to not be fixed and determinable in 2003. Stratasoft's international sales accounted for 42.2% of Stratasoft's revenue as compared to 28.2% in 2002. Stratasoft has it own internally managed sales force, but it also utilizes dealer agreements from time to time with certain established resellers in domestic and international markets that do not require the continued involvement of our personnel. Stratasoft derived $929,000, or 12.3% of its revenue from sales to resellers in 2003, which compares with $614,000, or 9.3%, of revenue in 2002. Sales to resellers are included in revenue when the fees are fixed and determinable; otherwise revenue from resellers is deferred and recognized when the payment becomes due.



     Valerent revenue increased by $84,000, or 1.7%, from $5.0 million to $5.1 million. As a percentage of total revenue, Valerent revenue decreased from 11.9% to 8.2%. The increase in Valerent revenue was primarily attributable to decreased service revenue of $397,000 offset by increased product sales of $481,000. The decrease in service revenue is primarily attributable to the loss of revenue from certain customers of $355,000, which was primarily related to Valerent making changes to its business model so that it no longer pursued certain non-strategic sources of services revenue. Valerent's business model now focuses on identifying and developing markets with enterprise customers, and we expect that the redirection will provide generally improved margins in the future.


     Gross Profit. Our total gross profit increased by $4.4 million, or 53.9%, from $8.3 million to $12.7 million. Gross margin increased from 19.7% to 20.5%, primarily because of the increase in gross margin in our INX and Stratasoft subsidiaries as discussed below.


     INX gross profit increased $3.5 million, or 102.8%, from $3.4 million to $6.9 million. INX's gross margin increased from 11.1% to 13.9%. INX's gross profit on its product sales component increased $2.4 million, or 70.8%, from $3.3 million to $5.7 million due to increased product sales revenue and a vendor rebate of $313,000. INX's gross profit on its service component increased $1.2 million, from $90,000 to $1.3 million, and service gross margin improved from 5.1% to 29.6%, as a result of significantly increased service revenue of $2.5 million with a somewhat fixed cost of service component due to improved utilization of technical personnel.


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


     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.5 million, or 41.8% from $10.6 million to $15.1 million. As a percentage of total revenue, these expenses decreased 1.1%, from 25.3% to 24.2%. Sales compensation increased $919,000 due to corresponding increase in sales. Legal and professional fees increased $629,000 due to an EEOC claim, collection efforts, and commercial disputes in the ordinary course of business. Administrative compensation expense increased $580,000 due to hiring additional INX and Stratasoft personnel in Houston, Dallas, Canada and India. Payroll tax expense increased $109,000 correspondingly with compensation expenses. Contract labor expense increased $147,000 to supplement technical service labor need to fulfill contractual obligations. Travel expense increased $312,000 primarily due to Stratasoft international travel and INX travel for technical staff and management. General office expenses increased $354,000 due to printing and general growth. Insurance expense increased $64,000 because of rate increases and volume increases. Shareholder relations expense increased $209,000, due to employing a shareholder relations firm, attending investor conferences and visiting investor groups. Depreciation expense increased $163,000 due to asset additions and the Digital Precision acquisition in April 2003. Rents increased $172,000 due to additional office space in Austin and Dallas. Other corporate expenses increased $198,000 due to our overall growth.

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

                                                  2003                                                2004
                            -------------------------------------------------   -------------------------------------------------
                              FIRST        SECOND       THIRD        FOURTH       FIRST        SECOND       THIRD        FOURTH
                             QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Revenue
  INX product.............  $    6,661   $   12,253   $   15,954   $   10,881   $   10,061   $   16,354   $   27,179   $   18,052
  INX service.............         477          782        1,392        1,575          913        1,625        1,516        2,226
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total INX revenue.........       7,138       13,035       17,346       12,456       10,974       17,979       28,695       20,278
Stratasoft custom
  project.................       2,069        1,511        2,415        1,532        2,137        2,169        2,531        2,159
  Valerent product........         193          509          515          356          334          505          288          702
  Valerent service........         812          874          877          940        1,031        1,484        1,310        1,288
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total Valerent revenue....       1,005        1,383        1,392        1,296        1,365        1,989        1,598        1,990
Eliminations..............        (132)         (59)        (172)         (63)        (201)        (250)        (212)        (132)
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total revenue.............      10,080       15,870       20,981       15,221       14,275       21,887       32,612       24,295
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Cost of sales and
  services:
  INX product.............       5,844       10,846       13,758        9,612        8,382       14,440       23,251       14,729
  INX service.............         516          757          795          908          589        1,145        1,099        1,350
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total INX cost of sales
  and service.............       6,360       11,603       14,553       10,520        8,971       15,585       24,350       16,079
Stratasoft custom
  project.................         801          574          728          879          962          886        1,323          979
  Valerent product........         192          424          474          331          310          460          292          625
  Valerent service........         584          599          606          623          697          907          750          736
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total Valerent cost of
  sales and service.......         776        1,023        1,080          954        1,007        1,367        1,042        1,361
  Eliminations............        (132)         (59)        (171)         (64)        (201)        (250)        (212)        (132)
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total cost of sales and
  services................       7,805       13,141       16,190       12,289       10,739       17,588       26,503       18,287
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Gross profit:
  INX product.............         817        1,407        2,196        1,269        1,679        1,914        3,928        3,323
  INX service.............         (39)          25          597          667          324          480          417          876
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total INX gross profit....         778        1,432        2,793        1,936        2,003        2,394        4,345        4,199
Stratasoft custom
  project.................       1,268          937        1,687          653        1,175        1,283        1,208        1,180
  Valerent product........           1           85           41           25           24           45           (4)          77
  Valerent service........         228          275          271          317          334          577          560          552
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total Valerent gross
  profit..................         229          360          312          342          358          622          556          629
  Eliminations............          --           --           (1)           1           --           --           --           --
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total gross profit........       2,275        2,729        4,791        2,932        3,536        4,299        6,109        6,008
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Selling, general and
  administrative expenses:
  INX.....................         945        1,448        2,126        1,526        1,884        2,318        3,332        2,761
  Stratasoft. ............       1,596        1,344        1,754        1,194        1,020        1,131        1,419        1,530
  Valerent................         560          536          455          412          390          486          522          488
  Corporate...............         275          234          287          369          205          301          183          284
  Eliminations............          --           --           (1)           1           --           --           --           --
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total selling, general and
  administrative
  expenses................       3,376        3,562        4,621        3,502        3,499        4,236        5,456        5,063

                                                   (continued on following page)

                                                  2003                                                2004
                            -------------------------------------------------   -------------------------------------------------
                              FIRST        SECOND       THIRD        FOURTH       FIRST        SECOND       THIRD        FOURTH
                             QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Operating income (loss)
  INX.....................        (167)         (16)         667          410          119           76        1,013        1,438
  Stratasoft. ............        (328)        (407)         (67)        (541)         155          152         (211)        (350)
  Valerent................        (331)        (176)        (143)         (70)         (32)         136           34          141
  Corporate...............        (275)        (234)        (287)        (369)        (205)        (301)        (183)        (284)
  Eliminations............          --           --           --           --           --           --           --           --
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
  Total operating income
    (loss)................      (1,101)        (833)         170         (570)          37           63          653          945
Interest income (expense)
  and other income, net...          10           96          (11)          12           19          (26)          17         (118)
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) before
  benefit for income
  taxes...................      (1,091)        (737)         159         (558)          56           37          670          827
Income tax benefit
  (expense)...............          --           81           12           88           (5)           7           (2)          19
Net income (loss) from
  continuing operations
  before minority
  interest................      (1,091)        (656)         171         (470)          51           44          668          846
Minority interests........          --           --           --           --           --           (6)         (50)         (61)
Net income (loss) from
  continuing operations...      (1,091)        (656)         171         (470)          51           38          618          785
Discontinued operations
  gain (loss) on
  disposal................          --           16           23          171          (12)          13           --           37
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net income (loss).........  $   (1,091)  $     (640)  $      194   $     (299)  $       39   $       51   $      618   $      822
                            ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Net income (loss) per
  share:
  Basic:
    Net income (loss) from
      continuing
      operations before
      minority interest...  $    (0.30)  $    (0.19)  $     0.04   $    (0.12)  $     0.01   $     0.01   $     0.13   $     0.16
    Minority interests....          --           --           --           --           --           --        (0.01)       (0.01)
    Gain (loss) on
      disposal............          --         0.01         0.01         0.04           --           --           --         0.01
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
    Net income (loss) per
      share...............  $    (0.30)  $    (0.18)  $     0.05   $    (0.08)  $     0.01   $     0.01   $     0.12   $     0.16
                            ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
  Diluted:
    Net income (loss) from
      continuing
      operations before
      minority interest...  $    (0.30)  $    (0.19)  $     0.03   $    (0.12)  $     0.01   $     0.01   $     0.12   $     0.15
    Minority interests....          --           --           --           --           --           --        (0.01)       (0.01)
    Gain (loss) on
      disposal............          --         0.01         0.01         0.04           --           --           --         0.01
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
    Net income (loss) per
      share...............  $    (0.30)  $    (0.18)  $     0.04   $    (0.08)  $     0.01   $     0.01   $     0.11   $     0.15
                            ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Weighted average number of
  shares outstanding:
  Basic...................   3,630,285    3,636,441    3,703,206    3,874,730    3,978,407    4,582,790    3,703,206    5,173,189
  Diluted.................   3,630,285    3,636,441    3,974,298    3,874,730    4,544,406    4,939,206    3,974,298    5,556,207

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

          Products Revenue. All three of our operating segments earn revenue from product shipments. Product shipment revenue occurs when products manufactured by other parties are purchased and resold to a customer and such products are purchased from us independent of our providing any material services. We recognize revenue from product shipments when there are binding contracts or purchase orders, the price is fixed or determinable, the product is shipped or delivered to the customer and collectibility is reasonably assured. In all three segments, the four criteria for revenue recognition have been met because: (1) there are written, executed contracts, or in the case of INX and Valerent, in some situations there are binding purchase orders; (2) delivery has occurred or services have been rendered; (Stratasoft, however, recognizes revenue on the percentage of completion method, as described below.); (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. Each of our business segments performs credit research prior to extending credit. In Stratasoft's business segment, a substantial portion of the total contract price is received in cash or letter of credit when the unit is installed.

          Service Revenue. All of our operating segments earn revenue from providing stand-alone services. These revenues consist of billings for engineering and technician time, programming services, which are provided on either an hourly basis or a flat-fee basis, and the service component of maintenance and repair service ticket transactions. These services are contracted for separately from any product sale. Revenue is recognized when the service is performed, the service is expected to be completed in less than three months, and collection is reasonably assured. Some of our segments earn agency fee revenue from various sources, primarily from as a result of our referring customers to other organizations for which an agency fee is received. Revenue is recognized at the earlier of when payment is received or when notification of amounts being due is received from the entity paying the agency fee, and collectibility is reasonably assured.

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

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2003          2004
                                                              ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
Current portion of notes receivable, gross..................   $1,049        $2,103
Allowance for doubtful notes................................     (373)         (872)
                                                               ------        ------
Current portion of notes receivable, net....................      676         1,231
                                                               ------        ------
Long term portion of notes receivable, gross................      502           457
Allowance for doubtful notes................................     (250)         (250)
                                                               ------        ------
Long-term portion of notes receivable, net..................      252           207
                                                               ------        ------
Total notes receivable, net.................................   $  928        $1,438
                                                               ======        ======

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

  CONTRACTUAL OBLIGATIONS

     The following table summarizes certain of our contractual cash obligations and related payments due as of December 31, 2004:

                                                           PAYMENTS DUE BY PERIOD
                                            -----------------------------------------------------
                                                      LESS THAN                            AFTER
CONTRACTUAL OBLIGATIONS                      TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
-----------------------                     -------   ---------   ---------   ---------   -------
                                                           (DOLLARS IN THOUSANDS)
Lease obligations.........................  $ 2,508    $  804      $1,498       $206       $  --
Textron, interest bearing debt............    8,122     8,122          --         --          --
Other debt obligations....................      220        98         122         --          --
                                            -------    ------      ------       ----       -----
Total contractual cash obligations........  $10,850    $9,024      $1,620       $206       $  --
                                            =======    ======      ======       ====       =====

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

     The borrowing base restrictions generally restrict our borrowings under the Textron Facility to 80% of the eligible receivables and 90% of our Floorplanned inventory which cannot exceed the lesser of 30% of our eligible accounts receivable or $6.0 million, however, while doing business with DISD this is increased to 35% of our eligible accounts receivable or $9.0 million.

     We use the Textron Facility to finance purchases of Cisco products from Cisco and from certain wholesale distributors. Cisco provides 60-day terms, and other wholesale distributors typically provide 30-day terms. Balances under the Textron Facility that are within those respective 60-day and 30-day periods (the "Free Finance Period") do not accrue interest and are classified as accounts payable in our balance sheet. We refer to non-interest bearing balances as "inventory floor plan borrowings".

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              I-SECTOR CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Registered Public Accounting Firm for
  the years ended December 31, 2003 and 2004................   40
Report of Independent Registered Public Accounting Firm for
  the year ended December 31, 2002..........................   41
Consolidated Balance Sheets at December 31, 2003 and 2004...   42
Consolidated Statements of Operations for the years ended
  December 31, 2002, 2003 and 2004..........................   43
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2002, 2003 and 2004..............   44
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2003 and 2004..........................   45
Notes to Consolidated Financial Statements..................   46

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over Financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 21, 2003

                     I-SECTOR CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2003        2004
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               SHARE AND PAR VALUE
                                                                    AMOUNTS)
                                      ASSETS
Current Assets:
  Cash and cash equivalents.................................   $ 2,172     $ 4,773
  Accounts receivable -- trade, net of allowance of $612 and
     $1,274.................................................     9,757      28,236
  Accounts receivable -- affiliates.........................        16          20
  Accounts receivable -- other..............................        29          21
  Notes receivable, net of allowance of $373 and $872.......       676       1,231
  Inventory.................................................     1,038       1,778
  Cost and estimated earnings in excess of billings.........     1,452       1,663
  Other current assets......................................       943         310
                                                               -------     -------
          Total current assets..............................    16,083      38,032
Property and equipment, net of accumulated depreciation of
  $1,887 and $2,397.........................................     1,271       1,787
Notes receivable, net of allowance of $250 and $250.........       252         207
Patent license rights, net of accumulated amortization of
  $265 and $375.............................................       849         739
Other intangible assets, net of accumulated amortization of
  $335 and $630.............................................       317         374
Deferred offering costs.....................................       435          --
                                                               -------     -------
          Total Assets......................................   $19,207     $41,139
                                                               =======     =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current portion of long-term debt.......   $ 1,784     $ 8,220
  Accounts payable..........................................     6,524      10,675
  Billings in excess of cost and estimated earnings.........       262          63
  Accrued expenses..........................................     2,676       4,171
  Net liabilities related to discontinued operations........       557         625
  Deferred revenue..........................................       556       1,135
                                                               -------     -------
          Total current liabilities.........................    12,359      24,889
                                                               -------     -------
Long-term debt..............................................       229         122
Minority interest...........................................        --         279
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares
     authorized, no shares issued...........................        --          --
  Common stock, $.01 par value, 15,000,000 shares
     authorized, 4,762,809 and 5,201,354 issued.............        48          52
  Additional paid in capital................................    10,853      17,350
  Additional paid in capital -- other.......................       337         163
  Treasury stock, at cost 811,800 and 0 shares..............    (1,373)         --
  Retained deficit..........................................    (3,246)     (1,716)
                                                               -------     -------
          Total stockholders' equity........................     6,619      15,849
                                                               -------     -------
          Total Liabilities and Stockholders' Equity........   $19,207     $41,139
                                                               =======     =======

  The accompanying notes are an integral part of these consolidated financial statements

                     I-SECTOR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 2002         2003         2004
                                                              ----------   ----------   ----------
                                                                (IN THOUSANDS, EXCEPT SHARE AND
                                                                       PER SHARE AMOUNTS)
Revenue:
  Products..................................................  $   29,805   $   46,900   $   72,680
  Services..................................................       5,647        7,725       11,393
  Custom projects...........................................       6,569        7,527        8,996
                                                              ----------   ----------   ----------
  Total revenue.............................................      42,021       62,152       93,069
                                                              ----------   ----------   ----------
Cost of goods and services:
  Products..................................................      26,437       41,060       61,694
  Services..................................................       4,395        5,383        7,273
  Custom projects...........................................       2,920        2,982        4,150
                                                              ----------   ----------   ----------
  Total cost of goods and services..........................      33,752       49,425       73,117
                                                              ----------   ----------   ----------
     Gross profit...........................................       8,269       12,727       19,952
Selling, general and administrative expenses................      10,625       15,061       18,254
                                                              ----------   ----------   ----------
Operating income (loss).....................................      (2,356)      (2,334)       1,698
Interest and other income (expense), net....................         115          107         (108)
                                                              ----------   ----------   ----------
Income (loss) from continuing operations before income tax
  benefit...................................................      (2,241)      (2,227)       1,590
Income tax benefit..........................................       1,595          181           19
                                                              ----------   ----------   ----------
Net income (loss) from continuing operations before minority
  interest..................................................        (646)      (2,046)       1,609
Minority interest...........................................          --           --         (117)
                                                              ----------   ----------   ----------
Net income (loss) from continuing operations................        (646)      (2,046)       1,492
Gain on disposal of discontinued operations, net of taxes...         262          210           38
                                                              ----------   ----------   ----------
Net income (loss)...........................................  $     (384)  $   (1,836)  $    1,530
                                                              ==========   ==========   ==========
Net income (loss) per share
  Basic:
     Net income (loss) from continuing operations before
       minority interest....................................  $    (0.17)  $    (0.55)  $     0.35
     Minority interest......................................          --           --        (0.03)
     Gain on disposal of discontinued operations, net of
       taxes................................................        0.07         0.06        0. 01
                                                              ----------   ----------   ----------
     Net income (loss) per share............................  $    (0.10)  $    (0.49)  $     0.33
                                                              ==========   ==========   ==========
  Diluted:
     Net income (loss) from continuing operations before
       minority interest....................................  $    (0.17)  $    (0.56)  $     0.32
     Minority interest......................................          --           --        (0.02)
     Gain on disposal of discontinued operations, net of
       taxes................................................        0.07         0.06        0. 01
                                                              ----------   ----------   ----------
     Net income (loss) per share............................  $    (0.10)  $    (0.50)  $     0.31
                                                              ==========   ==========   ==========
Shares used in computing net income (loss) per share:
  Basic.....................................................   3,709,689    3,691,052    4,569,507
                                                              ==========   ==========   ==========
  Diluted...................................................   3,709,689    3,691,052    5,004,393
                                                              ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements

                     I-SECTOR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                        $.01 PAR VALUE
                                         COMMON STOCK      ADDITIONAL      ADDITIONAL
                                      ------------------    PAID-IN         PAID-IN        TREASURY   RETAINED
                                       SHARES     AMOUNT    CAPITAL     CAPITAL -- OTHER    STOCK     EARNINGS    TOTAL
                                      ---------   ------   ----------   ----------------   --------   --------   -------
                                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Balance at January 1, 2002..........  4,441,325    $44      $10,184          $  --         $(1,187)   $(1,026)   $ 8,015
Purchase of treasury stock..........         --     --           --             --            (186)        --       (186)
Stock warrants expired..............         --     --          195             --              --         --        195
Net loss............................         --     --           --             --              --       (384)      (384)
                                      ---------    ---      -------          -----         -------    -------    -------
Balance at December 31, 2002........  4,441,325     44       10,379             --          (1,373)    (1,410)     7,640
Issuance of options to
  consultants.......................         --     --           --            337              --         --        337
Exercise of common stock options....    321,484      4          474             --              --         --        478
Net loss............................         --     --           --             --              --     (1,836)    (1,836)
                                      ---------    ---      -------          -----         -------    -------    -------
Balance at December 31, 2003........  4,762,809     48       10,853            337          (1,373)    (3,246)     6,619
Revaluation of consultant options...         --     --           --           (199)             --         --       (199)
Exercise of common stock options....    100,345     --          255             25              --         --        280
Proceeds from offering of units, net
  of offering costs of $1,145.......  1,150,000     12        7,536             --              --         --      7,548
Issuance of INX common stock net of
  minority interest.................         --     --           71             --              --         --         71
Retirement of treasury stock........   (811,800)    (8)      (1,365)            --           1,373         --         --
Net income..........................         --     --           --             --              --      1,530      1,530
                                      ---------    ---      -------          -----         -------    -------    -------
Balance at December 31, 2004........  5,201,354    $52      $17,350          $ 163         $    --    $(1,716)   $15,849
                                      =========    ===      =======          =====         =======    =======    =======


  The accompanying notes are an integral part of these consolidated financial statements

                     I-SECTOR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2002      2003      2004
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  (384)  $(1,836)  $ 1,530
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Minority interest.........................................       --        --       117
  Net gain from discontinued operations.....................     (262)     (210)      (38)
  Tax benefit from discontinued operations..................     (136)     (108)      (19)
  Depreciation and amortization.............................      596       764       918
  (Gain) loss on retirement of assets.......................       34       (88)       (4)
  Bad debt expense..........................................    1,271       769     1,346
  Changes in assets and liabilities that provided (used)
    cash:
    Accounts receivable, net................................   (3,133)   (3,680)  (19,310)
    Accounts receivable, affiliates and other...............      115       111         4
    Inventory...............................................     (147)     (257)     (740)
    Income tax receivable...................................     (337)      488        --
    Notes receivable........................................   (1,154)     (287)   (1,025)
    Other current assets....................................      (58)     (250)      596
    Accounts payable........................................    3,072     1,676     4,151
    Cost and estimated earnings in excess of billings.......      986      (743)     (211)
    Billings in excess of cost and estimated earnings.......        3       187      (199)
    Accrued expenses........................................     (288)      556     1,656
    Deferred revenue........................................      (45)      475       579
                                                              -------   -------   -------
        Net cash provided (used) in continuing operations...      133    (2,433)  (10,649)
  Net operating activities from discontinued operations.....      676       (29)      125
                                                              -------   -------   -------
        Net cash provided (used) in operating activities....      809    (2,462)  (10,524)
                                                              -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................     (347)     (399)   (1,026)
  Proceeds of sale of fixed assets..........................       --        80        --
  Acquisition of Digital Precision, Inc (inclusive of
    acquisition costs)......................................       --      (566)       --
                                                              -------   -------   -------
        Net cash used in investing activities...............     (347)     (885)   (1,026)
                                                              -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options.................................       --       478       280
  Proceeds from unit offering, net..........................       --        --     7,548
  Proceeds from borrowings of interest bearing debt.........       --     1,688    10,380
  Payments of short and long-term debt......................     (219)     (138)   (4,057)
  Purchase of treasury stock................................     (186)       --        --
                                                              -------   -------   -------
        Net cash provided by (used in) in financing
        activities..........................................     (405)    2,028    14,151
                                                              -------   -------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       57    (1,319)    2,601
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    3,434     3,491     2,172
                                                              -------   -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 3,491   $ 2,172   $ 4,773
                                                              =======   =======   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $    --   $    29   $    --
                                                              =======   =======   =======
  Cash received for income taxes............................  $(1,123)  $   (73)  $    --
                                                              =======   =======   =======
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
  Revaluation of options granted to consultants.............  $    --   $    --   $  (199)
  Recognition of additional purchase price on Digital
    Precision acquisition through issuance of INX common
    stock...................................................       --        --       234
  Recognition of minority interest for issuance of INX
    common stock............................................       --        --      (162)
  Fixed assets acquired through capital lease...............       --        63        --
  Options granted to consultants............................       --       337        --
  Offering costs accrued....................................       --       317        --


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



     Income Taxes -- I-Sector accounts for income taxes under the liability method, which requires, among other things, recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in I-Sector's consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the temporary differences between the financial

                     I-SECTOR CORPORATION AND SUBSIDIARIES
statement carrying amounts and the tax bases of existing assets and liabilities and the recognition of available tax carryforwards.


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

          Products Revenue. Three of I-Sector's operating segments earn revenue from product shipments. Product shipment revenue occurs when products manufactured by other parties are purchased and resold to a customer and such products are contracted for independently of material services. I-Sector recognizes revenue from product shipments when the product is shipped or delivered to the customer. In all three segments, the four criteria for revenue recognition have been met because: (1) there are written, executed contracts, or in the case of INX and Valerent, in some situations there are binding purchase orders; (2) delivery has occurred or services have been rendered; (Stratasoft, however, recognizes revenue on the percentage of completion method, as described below.); (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. Each of I-Sector's business segments performs credit research prior to extending credit. In Stratasoft's business segment, a substantial portion of the total contract price is received in cash or letter of credit when the unit is installed.

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

                     I-SECTOR CORPORATION AND SUBSIDIARIES

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


                                                               DECEMBER 31,
                                                              ---------------
                                                               2003     2004
                                                              ------   ------
Costs incurred on uncompleted contracts.....................  $1,019   $1,675
Estimated earnings..........................................   3,117    4,862
                                                              ------   ------
                                                               4,136    6,537
Less: Billings to date......................................   2,946    4,937
                                                              ------   ------
Total.......................................................  $1,190   $1,600
                                                              ======   ======
Included in accompanying balance sheets under the following
  captions:
  Cost and estimated earnings in excess of billings.........  $1,452   $1,663
  Billings in excess of cost and estimated earnings.........    (262)     (63)
                                                              ------   ------
Total.......................................................  $1,190   $1,600
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

          I-Sector's operating segment Stratasoft sold $408 and $125 of software products to a reseller for which the related revenue was deferred at December 31, 2003 and 2004, respectively. Revenue from the sales will be recognized in the accounting periods that payments from the reseller become due, or in the accounting period when it has been firmly established that the software has been re-sold to an end-user of the software and that collection is reasonably assured by the Company.

          During 2002, 2003 and 2004, I-Sector has recognized revenue of $614, $502 and $5 respectively, on the percentage-of-completion basis for several projects associated with one reseller in South Asia. For these projects, Stratasoft entered into a three-party contract between Stratasoft, the South Asia reseller and the end-user customers. Stratasoft was responsible for performing the substantial majority of the project for the end-

                     I-SECTOR CORPORATION AND SUBSIDIARIES
     user customer, from whom Stratasoft was directly obligated to be paid for such project by the end-user customer.

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

     Vendor Incentives -- One of the segments, INX, participates in a significant vendor incentive program. These incentives are generally earned by sales volume, sales growth and customer satisfaction levels. The amounts earned under these programs are accrued when they are deemed probable and can be reasonably measured; otherwise, they are recorded when they are declared by the vendor or the cash is received, which ever is earlier. The incentives are recorded, as a reduction of cost of goods and services. Selling, general and administrative expenses are increased for any associated commission expense and payroll tax related to the incentives. When vendor incentives are not recognized until vendor declaration or cash receipt, then their effect on cost of goods can vary significantly among quarterly and annual reporting periods.

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

                                                              DECEMBER 31,
                                                              -------------
                                                              2003    2004
                                                              -----   -----
Balance, beginning of the period............................  $ 305   $ 302
Additions to reserve........................................    348     493
Expenses offset against reserve.............................   (351)   (434)
                                                              -----   -----
Balance, end of period......................................  $ 302   $ 361
                                                              =====   =====

                     I-SECTOR CORPORATION AND SUBSIDIARIES

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


                                                                       DECEMBER 31,
                                                               2002        2003        2004
                                                              ------   ------------   ------
Basic:
  Net income (loss) as reported.............................  $ (384)    $(1,836)     $1,530
Deduct:
  Total stock-based employee compensation determined under
     fair value based method for all awards, net of related
     tax effects............................................    (184)       (233)        (90)
                                                              ------     -------      ------
Pro forma net income (loss).................................  $ (568)    $(2,069)     $1,440
                                                              ======     =======      ======
Diluted:
  Net income (loss) as reported.............................  $ (384)    $(1,836)     $1,530
Deduct:
  Adjustment for subsidiary dilution........................      --         (29)       (550)
  Total stock-based employee compensation determined under
     fair value based method for all awards, net of related
     tax effects............................................    (184)       (233)        (90)
                                                              ------     -------      ------
Pro forma net income (loss).................................  $ (568)    $(2,098)     $  890
                                                              ======     =======      ======
Earnings per share:
  Basic -- as reported......................................  $(0.10)    $ (0.49)     $ 0.33
  Basic -- pro forma........................................  $(0.15)    $ (0.56)     $ 0.32
  Diluted -- as reported....................................  $(0.10)    $ (0.50)     $ 0.31
  Diluted -- pro forma......................................  $(0.15)    $ (0.57)     $ 0.18


     Earnings Per Share -- Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the periods. Diluted net income per share is computed based upon the weighted-average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities using the treasury stock method (See Note 4).

     Fair Value of Financial Instruments -- I-Sector's financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable for which the carrying values approximate fair values given the short-term maturity of the instruments. The carrying value of the Company's debt instruments approximate their fair value

                     I-SECTOR CORPORATION AND SUBSIDIARIES
based on estimates of rates offered to the Company for instruments with the same maturity dates and security structures.

     Accounting Pronouncements -- In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. On December 17, 2003, the FASB issued FIN 46(R), providing a deferral of the application of FIN 46 for interests held by public entities in a variable interest entity or potential variable interest entity until fiscal periods ending after March 15, 2004. The Company has assessed the impact of FIN 46 on its financial statements, particularly its relationship with Allstar Equities, Inc., and adoption of this statement did not have an impact on the Company's financial statements.


     In December 2004, the FASB issued SFAS No. 123(R), which amends SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach for determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures, that will change our accounting for stock-based awards in the future.


     SFAS No. 123(R) must be adopted in the first annual period beginning after June 15, 2005. The statement allows companies to adopt its provisions using either of the following transition alternatives:

     - The modified prospective method, which results in the recognition of compensation expense using SFAS No. 123(R) for all share-based awards granted after the effective date and the recognition of compensation expense using SFAS No. 123 for all previously granted share-based awards that remain unvested at the effective date; or

     - The modified retrospective method, which results in applying the modified prospective method and restating prior periods by recognizing the financial statement impact of share-based payments in a manner consistent with the pro forma disclosure requirements of SFAS No. 123. The modified retrospective method may be applied to all prior periods presented or previously reported interim periods of the year of adoption.


     We currently plan to adopt SFAS No. 123(R) on July 1, 2005 using the modified prospective method. This change in accounting is not expected to materially impact our financial position. However, because we currently account for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. We have not calculated the impact of this statement on our previous or future operating results as we are still determining the appropriate fair value method to be used.


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

     In December 2004, the FASB issued Staff Position FSP 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FSP 109-2), which provides guidance on accounting for the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial period of

                     I-SECTOR CORPORATION AND SUBSIDIARIES
enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Based on our analysis to date, we are not yet in a position to decide on whether, or to what extent, we might repatriate foreign earnings under the Jobs Act.

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

     During the periods specified below, I-Sector recognized a gain on disposal, net of income tax provision, of these three businesses as follows:


                                                                 DECEMBER 31,
                                                              ------------------
                                                              2002   2003   2004
                                                              ----   ----   ----
IT Staffing, Inc. (net of taxes of $(7), $14 and $--,
  respectively).............................................  $(13)  $ 26   $--
Computer Products Division (net of taxes of $53, 53 and $19,
  respectively).............................................   104    104    39
Telecom Division (net of taxes and taxes of $88, 41 and $--,
  respectively).............................................   171     80    (1)
                                                              ----   ----   ---
Gain on disposal of discontinued operations, net of taxes...  $262   $210   $38
                                                              ====   ====   ===


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

3.  ACCOUNTS AND NOTES RECEIVABLE

     Accounts receivable consisted of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2004
                                                              -------   -------
Accounts receivable.........................................  $10,276   $29,421
Accounts receivable retained -- discontinued operations.....       93        89
Allowance for doubtful accounts.............................     (612)   (1,274)
                                                              -------   -------
Total.......................................................  $ 9,757   $28,236
                                                              =======   =======

     Notes receivable short-term consisted of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2003     2004
                                                              ------   ------
Notes receivable, short-term................................  $1,049   $2,103
Allowance for doubtful accounts, short-term.................    (373)    (872)
                                                              ------   ------
Total.......................................................  $  676   $1,231
                                                              ======   ======

                     I-SECTOR CORPORATION AND SUBSIDIARIES

     Notes receivable long-term consisted of the following:

                                                              DECEMBER 31,
                                                              -------------
                                                              2003    2004
                                                              -----   -----
Notes receivable, long-term.................................  $ 502   $ 457
Allowance for doubtful accounts, long-term..................   (250)   (250)
                                                              -----   -----
Total.......................................................  $ 252   $ 207
                                                              =====   =====

4.  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2004
                                                              -------   -------
Equipment...................................................  $   270   $   292
Computer equipment..........................................    1,888     2,658
Furniture and fixtures......................................      330       382
Leasehold improvements......................................      623       747
Vehicles....................................................       47       105
                                                              -------   -------
                                                                3,158     4,184
Accumulated depreciation and amortization...................   (1,887)   (2,397)
                                                              -------   -------
Total.......................................................  $ 1,271   $ 1,787
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

     For the year ended December 31, 2004:

                                        INX     STRATASOFT   VALERENT   CORPORATE   ELIMINATIONS   CONSOLIDATED
                                      -------   ----------   --------   ---------   ------------   ------------
Revenue:
  Products..........................  $71,646     $   --      $1,829      $  --        $(795)        $72,680
  Services..........................    6,280         --       5,113         --           --          11,393
  Custom projects...................       --      8,996          --         --           --           8,996
                                      -------     ------      ------      -----        -----         -------
Total revenue.......................   77,926      8,996       6,942         --         (795)         93,069
                                      -------     ------      ------      -----        -----         -------
Cost of goods and services:
  Products..........................   60,802         --       1,687         --         (795)         61,694
  Services..........................    4,183         --       3,090         --           --           7,273
  Custom projects...................       --      4,150          --         --           --           4,150
                                      -------     ------      ------      -----        -----         -------
Cost of goods and services..........   64,985      4,150       4,777         --         (795)         73,117
                                      -------     ------      ------      -----        -----         -------
Gross profit........................   12,941      4,846       2,165         --           --          19,952
Selling, general and administrative
  expenses..........................   10,295      5,100       1,886        973           --          18,254
                                      -------     ------      ------      -----        -----         -------
Operating income (loss).............  $ 2,646     $ (254)     $  279      $(973)       $  --           1,698
                                      =======     ======      ======      =====        =====
Interest and other income (expense),
  net...............................                                                                    (108)
                                                                                                     -------
Income from continuing operations
  before income taxes...............                                                                   1,590
Income tax expense..................                                                                      19
                                                                                                     -------
Net income from continuing
  operations before minority
  interest..........................                                                                   1,609
Minority interest...................                                                                    (117)
Gain on disposal of discontinued
  operations, net of taxes..........                                                                      38
                                                                                                     -------
Net income..........................                                                                 $ 1,530
                                                                                                     =======
Selected Balance Sheet Information:
  Trade accounts receivable, net....  $25,847     $  803      $1,497      $  89        $  --         $28,236
                                      =======     ======      ======      =====        =====         =======
  Inventory.........................  $ 1,000     $  697      $   81      $  --        $  --         $ 1,778
                                      =======     ======      ======      =====        =====         =======

                     I-SECTOR CORPORATION AND SUBSIDIARIES

     For the year ended December 31, 2003:

                                        INX     STRATASOFT   VALERENT   CORPORATE   ELIMINATIONS   CONSOLIDATED
                                      -------   ----------   --------   ---------   ------------   ------------
Revenue:
  Products..........................  $45,749    $    --      $1,573     $    --       $(422)        $46,900
  Services..........................    4,226         --       3,503          --          (4)          7,725
  Custom projects...................       --      7,527          --          --          --           7,527
                                      -------    -------      ------     -------       -----         -------
Total revenue.......................   49,975      7,527       5,076          --        (426)         62,152
                                      -------    -------      ------     -------       -----         -------
Cost of goods and services:
  Products..........................   40,060         --       1,421          --        (421)         41,060
  Services..........................    2,976         --       2,412          --          (5)          5,383
  Custom projects...................       --      2,982          --          --          --           2,982
                                      -------    -------      ------     -------       -----         -------
Cost of goods and services..........   43,036      2,982       3,833          --        (426)         49,425
                                      -------    -------      ------     -------       -----         -------
Gross profit........................    6,939      4,545       1,243          --          --          12,727
Selling, general and administrative
  expenses..........................    6,045      5,888       1,963       1,165          --          15,061
                                      -------    -------      ------     -------       -----         -------
Operating income (loss).............  $   894    $(1,343)     $ (720)    $(1,165)      $  --          (2,334)
                                      =======    =======      ======     =======       =====
Interest and other income, net......                                                                     107
                                                                                                     -------
Loss from continuing operations
  before income taxes...............                                                                  (2,227)
Benefit from income taxes...........                                                                     181
                                                                                                     -------
Net loss from continuing
  operations........................                                                                  (2,046)
Gain on disposal of discontinued
  operations, net of taxes..........                                                                     210
                                                                                                     -------
Net loss............................                                                                 $(1,836)
                                                                                                     =======
Selected Balance Sheet Information:
  Accounts receivable, net..........  $ 7,898    $   978      $  788     $    --       $  --         $ 9,664
                                      =======    =======      ======     =======       =====
  Accounts receivable retained from
     discontinued operations, net...                                                                      93
                                                                                                     -------
  Total accounts receivable, net....                                                                 $ 9,757
                                                                                                     =======
  Inventory.........................  $   365    $   657      $   16     $    --       $  --         $ 1,038
                                      =======    =======      ======     =======       =====         =======

                     I-SECTOR CORPORATION AND SUBSIDIARIES

     For the year ended December 31, 2002:

                                       INX     STRATASOFT   VALERENT   CORPORATE   ELIMINATIONS   CONSOLIDATED
                                     -------   ----------   --------   ---------   ------------   ------------
Revenue:
  Products.........................  $28,990     $   --     $ 1,092      $  --        $(277)        $29,805
  Services.........................    1,748         --       3,900                      (1)          5,647
  Custom projects..................       --      6,569          --                      --           6,569
                                     -------     ------     -------      -----        -----         -------
Total revenue......................   30,738      6,569       4,992         --         (278)         42,021
                                     -------     ------     -------      -----        -----         -------
Cost of goods and services:
  Products.........................   25,659         --       1,055         --         (277)         26,437
  Services.........................    1,658         --       2,738         --           (1)          4,395
  Custom projects..................       --      2,920          --         --           --           2,920
                                     -------     ------     -------      -----        -----         -------
Cost of goods and services.........   27,317      2,920       3,793         --         (278)         33,752
                                     -------     ------     -------      -----        -----         -------
Gross profit.......................    3,421      3,649       1,199         --           --           8,269
Selling, general and administrative
  expenses.........................    3,545      3,922       2,236        922           --          10,625
                                     -------     ------     -------      -----        -----         -------
Operating income (loss)............  $  (124)    $ (273)    $(1,037)     $(922)       $  --          (2,356)
                                     =======     ======     =======      =====        =====
Interest and other income, net.....                                                                     115
                                                                                                    -------
Loss from continuing operations
  before income taxes..............                                                                  (2,241)
Benefit from income taxes..........                                                                   1,595
                                                                                                    -------
Net loss from continuing
  operations.......................                                                                    (646)
Gain on disposal of discontinued
  operations, net of taxes.........                                                                     262
                                                                                                    -------
Net loss...........................                                                                 $  (384)
                                                                                                    =======

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

     The INX segment had one customer, Micro System Enterprise, Inc./Acclaim Professional Services ("MSE"), an agent related to the DISD E-Rate funded program that represented 16.1% of the consolidated revenue for the year ended December 31, 2004 and 49.5% of the net account receivables at December 31, 2004. The Company had no single customer that represented 10% or more of our total consolidated revenue during the years ended December 31, 2002 or 2003.

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

                                                                   DECEMBER 31,
                                                       ------------------------------------
                                                          2002         2003         2004
                                                       ----------   ----------   ----------
Numerator for basic earnings per share:
  Net income (loss) from continuing operations before
     minority interest...............................  $     (646)  $   (2,046)  $    1,609
  Minority interest..................................          --           --         (117)
  Gain on disposal of discontinued operations, net of
     taxes...........................................         262          210           38
                                                       ----------   ----------   ----------
Net income (loss)....................................  $     (384)  $   (1,836)  $    1,530
                                                       ==========   ==========   ==========
Numerator for diluted earnings per share:
  Net income (loss) from continuing operations before
     minority interest...............................  $     (646)  $   (2,046)  $    1,609
  Minority interest..................................          --           --         (117)
  INX income attributable to potential minority
     interest net income (loss) from continuing
     operations used in computing loss per share.....          --          (29)        (550)
                                                       ----------   ----------   ----------
Net income (loss) from continuing operations used in
  computing income (loss) per share..................        (646)      (2,075)         942
Gain on disposal of discontinued operations, net of
  taxes..............................................         262          210           38
                                                       ----------   ----------   ----------
Net income (loss)....................................  $     (384)  $   (1,865)  $      980
                                                       ==========   ==========   ==========
Denominator for basic earnings per
  share -- weighted-average shares outstanding.......   3,709,689    3,691,052    4,569,507
Effect of dilutive securities:
  Shares issuable from assumed conversion of common
     stock options and restricted stock..............          --           --      434,886
                                                       ----------   ----------   ----------
Denominator for diluted earnings per share --
  weighted-average shares outstanding................   3,709,689    3,691,052    5,004,393
                                                       ==========   ==========   ==========


     There were warrants to purchase 176,750 shares of common stock for 2002 which were not included in computing diluted earnings per share because the inclusion would have been anti-dilutive. During the three months ended September 30, 2002 such warrants expired and the carrying value of the warrants was recognized as additional paid in capital. For 2004 we did not include 50,000 warrants issued in 2004 to purchase units, nor did we include 635,000 warrants issued in 2004 to purchase common stock in determination of the dilutive shares since their exercise prices exceeded the $7.65 per share price of the common stock on December 31, 2004.

                     I-SECTOR CORPORATION AND SUBSIDIARIES

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

     I-Sector and Textron revised the Floorplan Loan agreement on September 30, 2004 to increase the floorplan line of credit to $25,000. Under the revised agreement the aggregate outstanding principal amount of all Floorplan Loans shall not, at any time, exceed the sum of (a) 80% of the aggregate net invoice prices of all Eligible Receivable plus (b) (i) for so long as the Borrower is discharging its undertakings in respect of the Master Dallas Independent School District Contract (DISD) or any DISD Receivable is owing to it, 90% of the invoice price of (1) all Floorplanned Inventory and (2) all DISD Inventory that is Eligible Inventory, provided that the sum of the amounts in clauses (1) and
(2) above shall be limited to the lesser of $9,000 or 35% of the net invoice prices of all outstanding Eligible Receivables and (ii) after the Borrower has discharged its undertakings in respect of the Master DISD Contract and all DISD Receivables owing to it have been paid, the least of (1) 90% of the invoice price of all Floorplanned Inventory, (2) 30% of the net invoice prices of all outstanding Eligible Receivables and (3) $6,000. Borrower shall, within two (2) Business Days of the aggregate outstanding principal amount of the Floorplan Loans exceeding at any time the aforesaid sum, prepay the Floorplan Loans in an aggregate principal amount sufficient so that this covenant shall not be violated. Inventory floor plan borrowings are reflected in accounts payable in the accompanying consolidated balance sheets, except for $1,688 and $8,122 that is interest bearing and is reflected in short term debt in the accompanying consolidated balance sheets at December 31, 2003 and December 31, 2004, respectively. Borrowings accrue interest at the prime rate (5.25% at December 31, 2004) plus 2.5% on outstanding balances that extend beyond the vendor approved free interest period. This agreement is collateralized by substantially all of I-Sector's assets except its patent license assets. The loan agreement contains restrictive covenants measured at each quarter end and requires I-Sector to maintain minimum tangible capital funds; maintain indebtedness to tangible capital funds ratio; minimum working capital; minimum cash on hand; minimum current ratio; and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). On December 29, 2004 I-Sector as stipulated in the revised agreement entered into a Memorandum of Understanding (MOU) with Micro System Enterprise, Inc. (MSE) and Textron among other members of the DISD consortium regarding the payment procedures under the Master DISD Contract when such agreement has been finalized among such parties. At December 31, 2004, I-Sector was in compliance with those loan covenants effective at that date and anticipates that it will be able to comply with its loan covenants for the next twelve months. In the event I-Sector does not maintain compliance, it would be required to seek waivers from Textron and Silicon Valley Bank (a participating partner with Textron) for those events, which, if not obtained, could accelerate repayment and require I-Sector to seek other sources of finance. At December 31, 2004, I-Sector had $16,024 outstanding on inventory floor plan finance borrowings, and the remaining credit availability was $8,976, subject to borrowing limitations as described above.

                     I-SECTOR CORPORATION AND SUBSIDIARIES

     The weighted-average interest rate for borrowings under all credit line arrangements in effect during, 2002, 2003 and 2004 was 0%, 6.73% and 7.37%, respectively. Interest expense on all credit lines was $0, $29 and $189 for the years ended December 31, 2002, 2003 and 2004, respectively. Maturities of the debt at December 31, 2004 are as follows:


2005........................................................   $8,220
2006........................................................      115
2007........................................................        7
                                                               ------
Total.......................................................   $8,342
                                                               ======

8.  INCOME TAXES

     The provision for income taxes consisted of the following:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                2002      2003    2004
                                                              --------   ------   -----
Current provision (benefit):
  Federal...................................................  $(1,595)   $(181)   $(19)
  State.....................................................       --       --      --
                                                              -------    -----    ----
Total current provision (benefit)...........................   (1,595)    (181)    (19)
Deferred provision (benefit)................................       --       --      --
                                                              -------    -----    ----
Total benefit form continuing operations....................   (1,595)    (181)    (19)
Total benefit from discontinued operations..................       --       --      --
                                                              -------    -----    ----
Total provision for gain on disposal........................      136      108      19
                                                              -------    -----    ----
Total.......................................................  $(1,459)   $ (73)   $ --
                                                              =======    =====    ====

     The total provision for income taxes for continuing operations during the years ended December 31, 2002, 2003 and 2004 varied from the U.S. federal statutory rate due to the following:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                               2002     2003    2004
                                                              -------   -----   -----
Federal income tax at statutory rate........................  $  (762)  $(757)  $ 541
Tax benefit of non-qualified options........................       --      --    (568)
Non-deductible expenses.....................................       18      20      67
Other.......................................................       --      (2)    182
Valuation allowance.........................................     (851)    558    (241)
                                                              -------   -----   -----
  Total benefit from continuing operations..................  $(1,595)  $(181)  $ (19)
                                                              =======   =====   =====

                     I-SECTOR CORPORATION AND SUBSIDIARIES

     Net deferred tax assets computed at the statutory rate related to temporary differences were as follows:


                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2004
                                                              -------   -------
Net deferred tax assets (liabilities):
  Accounts and notes receivable.............................  $   458   $   598
  Closing and severance costs...............................      189       212
  Deferred service revenue..................................      (35)     (344)
  Inventory.................................................       13        17
  Amortization of intangibles...............................      (17)       (9)
  Depreciation..............................................      (63)      (27)
  Net operating loss carryforward...........................      806       663
                                                              -------   -------
     Total..................................................    1,351     1,110
Less: Valuation allowance...................................   (1,351)   (1,110)
                                                              -------   -------
     Total..................................................  $    --   $    --
                                                              =======   =======


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

     On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002. The law provides for the carryback of net operating losses for any taxable year ending during 2001 and 2002 to each of the 5 tax years preceding the loss year. Previously, a net operating loss was only eligible to be carried back to the 2 years preceding the year of loss. As a result of the change in the carryback period, I-Sector recognized a tax benefit of $73 and $ -- in the years ended December 31, 2003 and 2004, respectively. Additionally, on July 24, 2003 the Company received $561 in tax refunds.

                     I-SECTOR CORPORATION AND SUBSIDIARIES

9.  ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2003     2004
                                                              ------   ------
Sales tax payable...........................................  $  374   $  336
Accrued employee benefits, payroll and other related
  costs.....................................................   1,359    2,279
Accrued property taxes......................................       4        8
Accrued offering costs......................................     317       --
Accrued warranty costs......................................     302      361
Other.......................................................     320    1,187
                                                              ------   ------
  Total.....................................................  $2,676   $4,171
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

                     I-SECTOR CORPORATION AND SUBSIDIARIES

     From time to time, I-Sector makes short-term loans and travel advances to its non-executive employees. The balance of approximately $17 relating to these loans and advances is included in the Company's balance sheet and reported as part of Accounts receivable -- other at December 31, 2004.

12.  INTANGIBLE ASSETS

                                         DECEMBER 31, 2003         DECEMBER 31, 2004
                                      -----------------------   -----------------------
                                       GROSS                     GROSS                      WEIGHTED
                                      CARRYING   ACCUMULATED    CARRYING   ACCUMULATED    AMORTIZATION
                                       AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION      YEARS
                                      --------   ------------   --------   ------------   ------------
Amortized intangible assets
  Patent licenses right.............   $1,114        $265        $1,114       $  375          6.71
  Customer list.....................      602         231           836          492          1.31
  Other.............................      168         104           168          138          0.90
                                       ------        ----        ------       ------
Total...............................   $1,884        $600        $2,118       $1,005
                                       ======        ====        ======       ======

     The estimated aggregate amortization expense for each of the next five years and thereafter is as follows:

2005........................................................   $  418
2006........................................................      175
2007........................................................      110
2008........................................................      110
2009........................................................      110
Thereafter..................................................      190
                                                               ------
  Total.....................................................   $1,113
                                                               ======

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

13.  STOCKHOLDERS' EQUITY

  STOCK OPTION PLANS

     Under the 1996 Incentive Stock Plan (the "1996 Incentive Plan") and the 1996 Non-Employee Director Stock Option Plan (the "Director Plan") as approved by the shareholders, I-Sector's Compensation Committee may grant up to 417,500 shares of common stock, which have been reserved for issuance to certain employees of I-Sector. At December 31, 2004, 5,150 shares were available for future grant under the 1996 Incentive Plan. The 1996 Incentive Plan provides for the granting of incentive awards in the form of stock options, restricted stock,

                     I-SECTOR CORPORATION AND SUBSIDIARIES
phantom stock, stock bonuses and cash bonuses in accordance with the provisions of the plan. Additionally, no shares may be granted after the tenth anniversary of the 1996 Incentive Plan's adoption. I-Sector has reserved for issuance, under the Director Plan, 100,000 shares of common stock, subject to certain anti-dilution adjustments, of which no shares were available for future grants at December 31, 2004. The Director Plan provides for a one-time option by newly elected directors to purchase up to 5,000 common shares, after which each director is entitled to receive an option to purchase up to 5,000 common shares upon each date of re-election to I-Sector's Board of Directors. Options granted under the Director Plan and the 1996 Incentive Plan have an exercise price equal to the fair market value on the date of grant and generally expire ten years after the grant date.

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

                     I-SECTOR CORPORATION AND SUBSIDIARIES

     The activity of employees in all plans is summarized below:

                                                           YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------
                                              2002                  2003                  2004
                                       -------------------   -------------------   -------------------
                                                  WEIGHTED              WEIGHTED              WEIGHTED
                                                  AVERAGE               AVERAGE               AVERAGE
                                                  EXERCISE              EXERCISE              EXERCISE
                                        SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                       --------   --------   --------   --------   --------   --------
Options outstanding at beginning of
  the period.........................   399,812    $1.48      396,042    $1.47      501,966    $2.85
Granted during the period............    25,000     1.20      338,760     3.58       95,000     7.52
Exercised during the period..........        --       --     (222,736)    1.44      (58,665)    3.47
Transfers to non-employees...........   (11,330)     .99           --       --
Canceled during the period...........   (17,440)    1.66      (10,100)    1.36      (21,480)    2.13
                                       --------              --------              --------
Options outstanding at end of
  period.............................   396,042    $1.47      501,966    $2.85      516,821    $3.70
                                       ========              ========              ========
Options exercisable at end of
  period.............................   369,312    $1.46      259,406    $1.81      357,287    $2.83
                                       ========              ========              ========
Options outstanding price range......     $0.82                 $0.82                 $0.82
                                       to $7.62              to $8.06              to $8.06
Weighted average fair value of
  options granted during the
  period.............................     $1.20                 $2.55                 $7.52
Options weighted average remaining
  life...............................      6.29                  8.39                  7.77
                                          Years                 Years                 Years

                                                                   EMPLOYEE AND DIRECTOR
                                               -------------------------------------------------------------
                                                           OUTSTANDING                     EXERCISABLE
                                               ------------------------------------   ----------------------
                                                              WEIGHTED
                                                               AVERAGE     WEIGHTED                 WEIGHTED
                                                              REMAINING    AVERAGE                  AVERAGE
                                               OUTSTANDING   CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
                                                 SHARES         LIFE        PRICE       SHARES       PRICE
                                               -----------   -----------   --------   -----------   --------
$0.82 to $1.99...............................    164,421        5.29        $1.41       143,855      $1.37
$2.00 to $2.99...............................     90,600        8.28         2.63        90,430       2.63
$3.00 to $3.99...............................         --          --           --            --         --
$4.00 to $4.99...............................    156,800        8.76         4.14       104,668       4.14
$5.00 to $8.06...............................    105,000        9.72         7.57        18,334       7.72
                                                 -------                                -------
  Total......................................    516,821        7.77        $3.70       357,287      $2.83
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

                     I-SECTOR CORPORATION AND SUBSIDIARIES

     The activity of options to the non-employee group is summarized below:

                                                           YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------
                                              2002                  2003                  2004
                                       -------------------   -------------------   -------------------
                                                  WEIGHTED              WEIGHTED              WEIGHTED
                                                  AVERAGE               AVERAGE               AVERAGE
                                                  EXERCISE              EXERCISE              EXERCISE
                                        SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                       --------   --------   --------   --------   --------   --------
Options outstanding at beginning of
  the period.........................   181,483    $1.45      168,280    $1.43      187,532    $1.92
Transferred from employee plan.......    10,200     0.99           --       --
Exercised during the period..........        --       --      (98,748)    1.56      (41,680)    1.83
Grants during the period.............        --       --      118,000     2.32
Canceled during the period...........   (23,403)    1.72           --       --       (9,752)    1.54
                                       --------              --------              --------
Options outstanding at end of
  period.............................   168,280    $1.43      187,532    $1.92      136,100     2.11
                                       ========              ========              ========
Options exercisable at end of
  period.............................   151,859    $1.42      165,492    $1.62      136,100     2.11
                                       ========              ========              ========
Options outstanding price range......     $1.06                 $1.06                 $1.06
                                       to $2.31              to $4.14              to $4.14
Options weighted average remaining
  life...............................      3.13                  5.33                  7.59
                                          Years                 Years                 Years

                                                                       NON-EMPLOYEE
                                               -------------------------------------------------------------
                                                           OUTSTANDING                     EXERCISABLE
                                               ------------------------------------   ----------------------
                                                              WEIGHTED
                                                               AVERAGE     WEIGHTED                 WEIGHTED
                                                              REMAINING    AVERAGE                  AVERAGE
                                               OUTSTANDING   CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
                                                 SHARES         LIFE        PRICE       SHARES       PRICE
                                               -----------   -----------   --------   -----------   --------
$0.82 to $1.99...............................    113,500        7.55        $1.82       113,500      $1.82
$2.00 to $2.99...............................      6,600        5.33         2.25         6,600       2.25
$3.00 to $3.99...............................         --          --           --            --         --
$4.00 to $4.99...............................     16,000        8.76         4.14        16,000         --
$5.00 to $6.00...............................         --          --           --            --         --
                                                 -------                                -------
  Total......................................    136,100        7.59        $2.11       136,100      $2.11
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

                                                                  INX        PERCENT OF
                                                              COMMON STOCK     TOTAL
                                                              ------------   ----------
Ownership of INX shares at December 31, 2004:
  Common Stock owned by I-Sector............................   21,834,333       92.4%
  Common Stock owned by others(5)...........................    1,800,000        7.6%
                                                               ----------      ------
  Total Common Stock Outstanding............................   23,634,333      100.0%
                                                               ==========      ======
Potential Future I-Sector Dilution of Ownership:
  Common Stock owned by I-Sector at December 31, 2004.......   21,834,333       68.5%
  Common Stock owned by others at December 31, 2004(5)......    1,800,000        5.6%
  Options granted and outstanding at December 31,
     2004(1)(2)(3)(4)(5)....................................    8,255,038       25.9%
                                                               ----------      ------
  Total at December 31, 2004................................   31,889,371      100.0%
                                                               ==========      ======

---------------

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

(2) Included in the option grants outstanding at December 31, 2004 are grants for 1,881,692 shares granted to key employees related to the acquisition Digital Precision, Inc. Grants for 500,000 of these shares vested April 2003. The balance of the grants for 1,381,692 shares, which were granted in November 2003, vest over three years, starting in April 2004.

(3) During the year ended December 31, 2003, INX granted fully vested options to purchase 1,200,000 shares of INX at an exercise price of $0.25 per share to the CEO and Chairman of the Board of I-Sector Corporation.

                     I-SECTOR CORPORATION AND SUBSIDIARIES

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

15.  WARRANTS


     Included in the units issued by I-Sector on May 7, 2004 were 575,000 warrants to purchase common stock at an exercise price of $12.45 per share. These warrants are exercisable through May 7, 2009 and are subject to redemption by I-Sector at a price of $0.25 per warrant upon 30 days notice to the holders; however, we may only redeem the warrants if the closing price for our stock, as reported on the principal exchange on which our stock trades, for any five consecutive days has equaled or exceeded $16.60.


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

16.  MINORITY INTEREST

     During April 2004, INX ceased to be a wholly-owned subsidiary as the result of the issuance of INX common stock to the former owners of Digital Precision, which INX acquired in April 2003. In connection with that acquisition, INX agreed to issue to the seller 1.8 million shares of INX common stock as additional purchase consideration for their business if certain employees remain employed through April 4, 2004, the first anniversary of the acquisition. These conditions were met and the INX common stock was issued in April 2004. At the time of issuance of INX common stock I-Sector recognized an additional customer list value of $234 determined by using the valuation model of INX common stock that yielded a per share value of $0.13 and is amortizing this amount over two years. When the issuance of INX stock occurred, I-Sector's ownership percentage of INX's common stock declined to 92.38% and I-Sector recognized $162 of minority interest in its balance sheet at that time.

17.  COMPLETION OF PUBLIC OFFERING

     On May 12, 2004, the Company closed a public offering of 500,000 Units. The Units began trading on May 7, 2004, on the American Stock Exchange under the symbol ISR.U. Each Unit consists of two shares of common stock and one warrant to purchase one share of common stock at a price of $12.45. The Units were offered at a

                     I-SECTOR CORPORATION AND SUBSIDIARIES
public offering price of $16.60 per Unit resulting in $8,300 of proceeds less 9% underwriter discount of $747 and underwriter expenses of $9 for a net amount of $7,544 before additional offering expenses. On June 2, 2004, the underwriters exercised their option to purchase 75,000 additional Units to cover over-allotments resulting in $1,245 of proceeds less 9% underwriter discount of $112 for a net amount of $1,133 before additional offering expenses. The Company paid approximately $1,145 of additional offering expenses associated with the public offering as of December 31, 2004. Net proceeds after all discounts and expenses were approximately $7,548.

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

DIRECTORS

     James H. Long -- Director and Chief Executive Officer, April 1983 to present.

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

     Cary M. Grossman -- Director, December 30, 2004 to present.

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

     Mark T. Hilz -- President and Chief Operating Officer of I-Sector Corporation, December 2003 to present; and President, Internetwork Experts, Inc., July 2000 to present.

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


     Brian Fontana -- Vice President and Chief Financial Officer January 2005 to present.


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


     Larry Lawhorn -- Vice President and Controller, April 2005 to present.



     Larry Lawhorn, age 52, was appointed as our Controller and Chief Accounting Officer in April 2005 and is responsible for our accounting and reporting functions. From August 2001 to April 2005, Mr. Lawhorn was the Vice
President -- Corporate Controller for Talent Tree, Inc., a privately-held workforce outsourcing organization headquartered in Houston, Texas. From March 1987 to July 2001, Mr. Lawhorn served with Corporate Express, Inc. headquartered in Broomfield, Colorado as regional controller and division president in Houston, Texas and Baton Rouge, Louisiana, respectively. Previously, Mr. Lawhorn served with Coopers & Lybrand (now PriceWaterhouseCoopers) for eleven years. Mr. Lawhorn is a Certified Public Accountant and he is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.


     Timothy J. Grothues -- Treasurer, November, 2003 to present.

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


     Jeffrey A. Sylvester served as our Controller and Secretary from December 2003 until his departure in March 2005.


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

                                                                                             LONG-TERM
                                                                                            COMPENSATION
                                                                                               AWARDS
                                                      ANNUAL COMPENSATION                   ------------
                                       --------------------------------------------------    SECURITIES
                                                                         OTHER ANNUAL        UNDERLYING
NAME AND PRINCIPAL POSITION             YEAR      SALARY     BONUS    COMPENSATION ($)(1)    OPTIONS(2)
---------------------------            -------   --------   -------   -------------------   ------------
James H. Long........................     2004   $114,750   $    --          $  --                 --
  Chairman and Chief Executive
  Officer                                 2003    121,636        --             --                 --
                                          2002    127,690        --             --                 --
Mark T. Hilz.........................     2004    200,000    71,250             --                 --
  President and Chief Operating
  Officer                                 2003    200,000    55,120             --             72,816
                                          2002    185,190        --             --            462,582
William R. Hennessy..................     2004    125,000    17,188             --                 --
  President of Stratasoft Inc.            2003    125,000    19,063             --             80,000
                                          2002    133,167    59,028             --                 --
Paul Klotz...........................     2004    150,000    48,438             --                 --
  Vice President of                       2003    150,000    41,370             --             48,809
  Internetwork Experts, Inc.              2002    144,252     7,500             --             95,236

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

     Options to purchase shares of our common stock may be granted to executive officers, directors and other employees under our 1996 Incentive Stock Option Plan (the "1996 Incentive Plan"), the 1996 Non-Employee

Director Stock Option Plan "the Director Plan" and the I-Sector Corp. Incentive Stock Plan (the "I-Sector Incentive Plan"). As of March 18, 2005, 1,844,774 shares were reserved for issuance upon exercise of outstanding options under all Plans and 269,650 were reserved and remained available for future grants pursuant to all Plans. No options under the plans were granted to officers or other employees during 2001 and 2002, except that options to purchase 15,000 shares were issued to the non-employee directors during each year. During 2003 and 2004, options to purchase 445,500 and 95,000 shares, respectfully, were granted to officers, directors, consultants and other employees under the Plans. On March 18, 2005, options to purchase 1,123,103 shares where exchanged for all of the previously granted options in INX.

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

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

     The following table sets forth information regarding option exercises during the fiscal year ended December 31, 2004, as well as the number and total of in-the-money options at December 31, 2004 for each of the Named Executive
Officers:

                                                         NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                        UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                              SHARES                 OPTIONS AT DECEMBER 31, 2004       AT DECEMBER 31, 2004
                            ACQUIRED ON    VALUE     ----------------------------   ----------------------------
NAME                         EXERCISE     REALIZED   EXERCISABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
----                        -----------   --------   -----------    -------------   -----------    -------------
James H. Long.............        --      $     --       2,400            --        $   18,360         $  --
William R. Hennessy.......        --            --      98,000            --           749,700            --
Mark T. Hilz..............        --            --     630,635(1)         --         4,824,358            --
Paul Klotz................    15,800       116,707     155,455(2)         --         1,189,231            --

---------------

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

                                                               AMOUNT AND NATURE OF     PERCENT
NAME OF BENEFICIAL OWNER                                      BENEFICIAL OWNERSHIP(1)   OF CLASS
------------------------                                      -----------------------   --------
James H. Long...............................................         1,997,430(2)         28.2%
Donald R. Chadwick..........................................            37,386(3)            *
Cary M. Grossman............................................            15,000(4)            *
William R. Hennessey........................................           115,000(5)          1.6%
John B. Cartwright..........................................            20,200(6)            *
Mark T. Hilz................................................           630,635(7)          8.9%
Paul Klotz..................................................           155,455(8)          2.2%
All officers and directors..................................         3,105,935(9)        43.89%

---------------

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


                                                                                                     NUMBER OF
                                                         NUMBER OF                                   SECURITIES
                                                      SECURITIES TO BE                          REMAINING AVAILABLE
                                                        ISSUED UPON                             FOR FUTURE ISSUANCE
                                                        EXERCISE OF                                 UNDER EQUITY
                                                        OUTSTANDING        WEIGHTED-AVERAGE      COMPENSATION PLANS
                                                          OPTIONS,        EXERCISE PRICE OF          (EXCLUDING
                                                        WARRANTS AND     OUTSTANDING OPTIONS,   SECURITIES REFLECTED
                                                           RIGHTS        WARRANTS AND RIGHTS       IN COLUMN (A))
PLAN CATEGORY                                               (A)                  (B)                    (C)
-------------                                         ----------------   --------------------   --------------------
Equity compensation plans approved by security
  holders...........................................     1,844,774              $ 2.60                269,650
Equity compensation plans not approved by security
  holders...........................................        60,000              $14.00                   None

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

          Tax Fees. Aggregate fees billed for tax services related to the preparation of our annual corporate tax returns rendered by Grant Thornton was $ -- and $17,700 for 2003 and 2004, respectively.

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

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a)(1) Consolidated Financial Statements -- See Index to Consolidated Financial Statements on Page 42

     (2) Consolidated Financial Statements Schedule II Valuation and Qualifying Accounts filed herewith as Exhibit 99.1

     (3) Exhibits: See index to exhibit table below.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, April 11, 2005.


                                         I-SECTOR CORPORATION
                                          (Registrant)

                                         By:       /s/ JAMES H. LONG
                                          --------------------------------------
                                                      James H. Long
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              SIGNATURE                                 CAPACITY                        DATE
              ---------                                 --------                        ----

          /s/ JAMES H. LONG              Chief Executive Officer and Chairman of   April 11, 2005
--------------------------------------           the Board of Directors
            James H. Long


          /s/ BRIAN FONTANA                Vice President and Chief Financial      April 11, 2005
--------------------------------------                   Officer
            Brian Fontana


          /s/ LARRY LAWHORN                   Vice President and Controller        April 11, 2005
--------------------------------------
            Larry Lawhorn


        /s/ DONALD R. CHADWICK                          Director                   April 11, 2005
--------------------------------------
          Donald R. Chadwick


          /s/ CARY GROSSMAN                             Director                   April 11, 2005
--------------------------------------
            Cary Grossman


        /s/ JOHN B. CARTWRIGHT                          Director                   April 11, 2005
--------------------------------------
          John B. Cartwright

                                 EXHIBIT INDEX

EXHIBIT
  NO.                        DESCRIPTION                       FILED HEREWITH OR INCORPORATED BY REFERENCE FROM:
-------                      -----------                       -------------------------------------------------
 3.1      Bylaws of the Company.                               Exhibit 3.1 to Form S-1, Registration No.
                                                               333-09789, filed August 8, 1996
 3.2      Certificate of Incorporation of the Company.         Exhibit 3.2 to Amendment 1 to Form S-1,
                                                               Registration No. 333-09789, filed August 8, 1996
 3.3      Certificate of Amendment to Certificate of           Exhibit 3.4 to Amendment 5 to Form S-1,
          Incorporation of Allstar Systems, Inc., dated June   Registration No. 333-09789, filed August 8, 1996
          24, 1997.
 3.4      Certificate of Amendment to Certificate of           Exhibit 3.3 to Form 8-A, Registration No.
          Incorporation of Allstar Systems, Inc., dated        001-31949, filed December 29, 2003
          March 5, 1999.
 3.5      Certificate of Amendment to Certificate of           Exhibit 3.4 to Form 8-A, Registration No.
          Incorporation of Allstar Systems, Inc. dated July    001-31949, filed December 29, 2003
          10, 2000.
 4.1      Specimen Common Stock Certificate.                   Exhibit 4.1 to Amendment 2 to Form S-1,
                                                               Registration No. 333-09789, filed August 8, 1996
10.1      Form of Employment Agreement by and between the      Exhibit 10.5 to Amendment 1 to Form S-1,
          Company and certain members of management.           Registration No. 333-09789, filed August 8, 1996
10.2      Employment Agreement by and between Stratasoft,      Exhibit 10.6 to Form S-1, Registration No.
          Inc. and William R. Hennessy, dated September 7,     333-09789, filed August 8, 1996
          1995.
10.3      Employment Agreement by and between Allstar          Exhibit 10.3 to Form 10-K Registration No.
          Systems, Inc. and James H. Long, dated August 15,    001-31949, filed March 12, 2004
          1996.
10.4      Assignment of Certain Software by International      Exhibit 10.7 to Form S-1, Registration No.
          Lan and Communications, Inc. and Aspen System        333-09789, filed August 8, 1996
          Technologies, Inc. to Stratasoft, Inc., dated
          September 7, 1995.
10.5      Systems Integrator Agreement by and between Cisco    Exhibit 10.5 to Form 10-K Registration No.
          Systems, Inc. and Internetwork Experts, Inc.,        001-31949, filed March 12, 2004
          dated November 13, 2000.
10.6      Amendment One, dated January 28, 2002, to Systems    Exhibit 10.6 to Form 10-K Registration No.
          Integrator Agreement by and between Cisco Systems,   001-31949, filed March 12, 2004
          Inc. and Internetwork Experts, Inc., dated
          November 13, 2000.
10.7      Amendment Two, dated November 21, 2002, to Systems   Exhibit 10.6 to Form 10-K Registration No.
          Integrator Agreement by and between Cisco Systems,   001-31949, filed March 12, 2004
          Inc. and Internetwork Experts, Inc., dated
          November 13, 2000.
10.8      Amendment Three, dated January 20, 2003, to          Exhibit 10.8 to Form 10-K Registration No.
          Systems Integrator Agreement by and between Cisco    001-31949, filed March 12, 2004
          Systems, Inc. and Internetwork Experts, Inc.,
          dated November 13, 2000.
10.9      Amendment Four, dated January 16, 2004, to Systems   Exhibit 10.9 to Form 10-K Registration No.
          Integrator Agreement by and between Cisco Systems,   001-31949, filed March 12, 2004
          Inc. and Internetwork Expert's, Inc, dated
          November 13, 2000
10.10     Amended & Restated Allstar Systems, Inc. 1996        Exhibit 10.10 to Form 10-K Registration No.
          Incentive Stock Plan, dated effective July 1,        001-31949, filed March 12, 2004
          1997.

EXHIBIT
  NO.                        DESCRIPTION                       FILED HEREWITH OR INCORPORATED BY REFERENCE FROM:
-------                      -----------                       -------------------------------------------------
10.11     Amended & Restated I-Sector Corp. Stock Incentive    Exhibit 10.11 to Form 10-K Registration No.
          Plan, dated effective July 28, 2003.                 001-31949, filed March 12, 2004
10.12     Amended & Restated Internetwork Experts, Inc.,       Exhibit 10.12 to Form 10-K Registration No.
          Stock Incentive Plan dated effective August 1,       001-31949, filed March 12, 2004
          2003.
10.13     Resale Agreement, by and between Ingram Micro Inc.   Exhibit 10.14 to Amendment 1 to Form S-1,
          and Allstar Systems, Inc., dated December 14,        Registration No. 333-09789, filed August 8, 1996
          1995.
10.14     Volume Purchase Agreement, by and between Tech       Exhibit 10.15 to Amendment 1 to Form S-1,
          Data Corporation and Allstar Systems, Inc., dated    Registration No. 333-09789, filed August 8, 1996
          October 31, 1995.
10.15     Lease Agreement by and between Allstar Equities,     Exhibit 10.32 to Form 10-K, Registration No.
          Inc. and I-Sector Corporation, dated February 1,     000-21479, filed March 28, 2002
          2002.
10.16     Asset Purchase Agreement between Amherst Computer    Exhibit 2.1 to Form 8-K, Registration No.
          Products Southwest, L.P., Amherst Technologies,      000-21479, filed March 22, 2000
          L.L.C. and Allstar Systems, Inc., dated March 16,
          2000.
10.17     Asset Purchase Agreement, by and between Digital     Exhibit 10.17 to Form 10-K Registration No.
          Precision, Inc. and Internetwork Experts, Inc.,      001-31949, filed March 12, 2004
          dated April 4, 2003.
10.18     Promissory Note between James H. Long and Allstar    Exhibit 10.35 to Form 10-K, Registration No.
          Systems, Inc. dated December 1, 1999.                000-21479, filed March 28, 2000
10.19     Asset Purchase Agreement by and between              Exhibit 10.36 to Form 10-K, Registration No.
          Internetworking Sciences Corporation and             000-21479, filed March 24, 2001
          Internetwork Experts, Inc. dated October 27, 2000.
10.20     Lease Agreement by and between Whitehall-Midway      Exhibit 10.37 to Form 10-K, Registration No.
          Park North, Ltd. and Allstar Systems, Inc. dated     000-21479, filed March 24, 2001
          July 31, 2000.
10.21     Dealer Loan and Security Agreement by and between    Exhibit 10.38 to Form 10-K, Registration No.
          Textron Financial Corporation and I-Sector           000-21479, filed March 28, 2002
          Corporation, dated January 31, 2002.
10.22     Limited Fraud Guarantee, by and between James H.     Exhibit 10.17 to Form 10-K Registration No.
          Long and Textron Financial Corporation, dated        001-31949 filed March 12, 2004
          September 3, 2003.
10.23     Loan and Securities Agreement dated September 30,    Exhibit 10.1 to Form 10-Q Registration No.
          2004 among Textron, I-Sector and its subsidiaries.   001-31949 filed November 15, 2004
10.24     Employment Agreement by and between I-Sector         Exhibit 10.1 to Form 8-K Registration No.
          Corporation and Brian Fontana, dated December 20,    001-31949 filed December 20, 2004
          2004.
10.25     Confidentiality Agreement by and between I-Sector    Exhibit 10.2 to Form 8-K Registration No.
          Corporation and Brian Fontana, dated December 20,    001-31949 filed December 20, 2004
          2004.

EXHIBIT
  NO.                        DESCRIPTION                       FILED HEREWITH OR INCORPORATED BY REFERENCE FROM:
-------                      -----------                       -------------------------------------------------
10.26     Memorandum of Understanding Regarding Purchases,     Previously filed
          Invoicing and Payments Under Master Agreement For
          Products and Services for the Dallas Independent
          School District by and between I-Sector
          Corporation, Micro System Enterprises, Inc. and
          Textron Financial Corporation.
16.1      Letter from Deloitte & Touche LLP dated June 17,     Exhibit 16.1 to Form 8-K, Registration No.
          2003.                                                000-21479, filed June 5, 2003
21.1      List of Subsidiaries of the Company                  Exhibit 21.1 to Form 10-K, Registration No.
                                                               000-21479, filed March 31, 2003
23.1      Consent of Grant Thornton LLP                        Filed herewith
23.2      Consent of Deloitte & Touche LLP, Independent        Filed herewith
          Registered Public Accounting Firm
31.1      Rule 13a-14(a)/15d-14(a) Certification of Chairman   Filed herewith
          and Chief Executive Officer
31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief      Filed herewith
          Financial Officer
32.1      Section 1350 Certification of Chief Executive        Filed herewith
          Officer and Chief Financial Officer
99.1      Report of Independent Certified Public Accountants   Previously filed