Form 10-Q
period 2005-03-31
I SECTOR CORP
filed 2005-05-16
CIK 1020017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2005 to March 31, 2005

Commission file number: 1-31949

I-Sector Corporation

(Exact name of Registrant as specified in its charter)

Delaware	76-0515249
(State of incorporation)	(I.R.S. Employer Identification Number)

6401 Southwest Freeway
Houston, Texas 77074
(Address of principal executive offices)
(Zip code)

(713) 795-2000
Registrant’s telephone number including area code

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

     The Registrant has 5,454,534 shares of common stock outstanding as of May 12, 2005.

I-Sector Corporation
FORM 10-Q for the Quarter Ended March 31, 2005
INDEX

Part I. Financial Information

Item 1. Financial Statements (Unaudited):

Condensed Consolidated Statements of Income for the three months ended March 31, 2004 and 2005

Condensed Consolidated Balance Sheets at December 31, 2004 and March 31, 2005

Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2005

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2005

Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signature
Letter Re: Change in Accounting Principle
Rule 13a-14(a) Certification of Principal Executive Officer
Rule 13a-14(a) Certification of Principal Financial Officer
Section 1350 Certification of Principal Executive Officer
Section 1350 Certification of Principal Financial Officer

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

I-SECTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2004	2005
Revenue:
Products	$10,194	$23,534
Services	1,944	2,793
Custom projects	2,137	1,441

Total revenue	14,275	27,768

Cost of goods and services:
Products	8,491	20,188
Services	1,286	1,936
Custom projects	962	732

Total cost of goods and services	10,739	22,856

Gross profit	3,536	4,912

Selling, general and administrative expenses	3,499	10,784

Operating income (loss)	37	(5,872)
Interest and other income (expense), net	19	(47)

Income (loss) from continuing operations before income taxes	56	(5,919)

Income taxes	5	—

Net income (loss) from continuing operations before minority interest	51	(5,919)

Minority interest		(23)

Net income (loss) from continuing operations	51	(5,942)

Discontinued operations:
Loss on disposal of discontinued operations, net of taxes	(12)	—

Net income (loss) before cumulative effect of change in accounting method	39	(5,942)

Cumulative effect of change in application of percentage of completion method	—	(566)

Net income (loss)	$39	$(6,508)

Net income (loss) per share:
Basic:
Income (loss) from continuing operations before minority interest	$0.01	$(1.14)
Minority interest	—	—
Loss on disposal of discontinued operations, net of taxes.	—	—
Cumulative effect of change in accounting method	—	(.11)

Net income (loss) per share	$0.01	$(1.25)

Diluted:
Income (loss) from continuing operations before minority interest	$0.01	$(1.14)
Minority interest	—	—
Loss on disposal of discontinued operations, net of taxes.	—	—
Cumulative effect of change in accounting method	—	(.11)

Net income (loss) per share	$0.01	$(1.25)

Shares used in computing net income (loss) per share:
Basic	3,978,407	5,210,794

Diluted	4,544,406	5,210,794

The accompanying notes are an integral part of the condensed consolidated financial statements

CONDENSED CONSOLIDATED BALANCE SHEETS

I-SECTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,	March 31,
	2004	2005
		(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$4,773	$7,185
Accounts and notes receivable, net of allowance of $2,146 and $2,366	30,127	26,921
Inventory	1,159	849
Cost and estimated earnings in excess of billings	1,663	948
Other current assets	310	355

Total current assets	38,032	36,258

Property and equipment, net of accumulated depreciation of $2,397 and $2,511	1,787	1,778
Notes receivable, long-term, net of allowance of $250 and $250	207	60
Intangible assets, net of accumulated amortization of $1,005 and $1,111	1,113	2,415

Total Assets	$41,139	$40,511

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$8,220	$101
Accounts payable	10,675	15,926
Billings in excess of cost and estimated earnings	63	786
Other current liabilities	5,931	6,992

Total current liabilities	24,889	23,805

Long-term debt	122	94
Minority interest	279	—

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 5,201,354 and 5,454,534 shares issued	52	54
Additional paid in capital	17,513	24,782
Retained deficit	(1,716)	(8,224)

Total stockholders’ equity	15,849	16,612

Total Liabilities and Stockholders’ Equity	$41,139	$40,511

The accompanying notes are an integral part of the condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

I-SECTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	$.01 par value		Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2004	5,201,354	$52	$17,513	$(1,716)	$15,849

Exercise of common stock options	8,290	—	12		12
Exchange of INX and I-Sector options	—	—	5,729	—	5,729
Exchange of INX and I-Sector common stock	244,890	2	1,528	—	1,530
Net loss	—	—	—	(6,508)	(6,508)

Balance at March 31, 2005	5,454,534	$54	$24,782	$(8,224)	$16,612

The accompanying notes are an integral part of the condensed consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

I-SECTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$39	$(6,508)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net loss from discontinued operations	12
Tax benefit from discontinued operations	5
Minority interests		23
Depreciation and amortization	201	238
Loss on retirement of assets	18	12
Bad debt expense (recoveries)	(182)	30
Exchange of INX and I-Sector options		5,729
Changes in operating assets and liabilities:
Accounts and notes receivable	275	3,176
Accounts payable	618	5,251
Other assets and liabilities	(844)	2,729
Net cash provided by operating activities	142	10,680
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(139)	(133)
Net cash used in investing activities	(139)	(133)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	59	12
Payments on notes payable	(1,714)	(8,147)
Notes payable – interest bearing borrowings on credit line	1,204	—

Net cash used in financing activities	(451)	(8,135)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(448)	2,412
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,172	4,773

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,724	$7,185

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$24	$219
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of INX minority interest:
Issuance of common stock		1,530
Transaction costs accrued		180
Minority interest acquired		(302)
Revaluation of options granted to consultants	150
Offering costs accrued	486

The accompanying notes are an integral part of the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

I-SECTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS

I-Sector Corporation and subsidiaries (“I-Sector” or the “Company”) are engaged in the sale and support of IP communications solutions, IP communications network infrastructure, proprietary call center computer-telephony software, and centralized management of remote-enabled computer networks and helpdesks.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial data as of March 31, 2005 and for the three months ended March 31, 2004 and 2005 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2004 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles in the United States. However, the Company believes the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair presentation of financial position as of March 31, 2005, results of operations for the three months ended March 31, 2004 and 2005, cash flows for the three months ended March 31, 2004 and 2005, and stockholders’ equity for the three months ended March 31, 2005, have been included. The results of the interim periods are not necessarily indicative of results for the full year or any future period.

Revenue Recognition

I-Sector has a number of different revenue components, which vary between its reportable operating segments. Each reportable operating segment has more than one revenue component, and revenue is recognized differently for each component of revenue earned by operating segment. The material revenue earned by I-Sector, some of which are earned by more than one operating segment, and some by only one operating segment, are:

Products Revenue. Each of I-Sector’s operating segments earn revenue from product shipments. I-Sector recognizes revenue from product shipments when the product is shipped or delivered to the customer.

Services Revenue. All of I-Sector’s operating segments earn revenue from providing stand-alone services revenue. This revenue consists of billings for engineering and technician time, programming services, which are provided on either an hourly basis or a flat-fee basis, support contracts and the service component of maintenance and repair service ticket transactions. These services are contracted for separately from any product sale, and are generally completed in less than three months. Service revenues are recognized when the service is performed and when collection is reasonably assured. Two of I-Sector’s segments sometimes earn agency fee revenue from various sources, the primary source of which is referring customers to other organizations for which an agency fee is received. This revenue is recognized at the earlier of when payment is received or when notification of amounts due is received from the entity paying such agency fee and collectibility is reasonably assured.

One of I-Sector’s segments, Internetwork Experts, Inc. (“INX”), has certain fixed and flat fee services contracts that extend over three months or more, and are accounted for on the percentage of completion method of accounting. The percentage of revenue recognized in any particular period is determined on the basis of the relationship of the actual hours worked to estimated total hours to complete the contract. Revisions of the estimated hours to complete are reflected in the period in which the facts necessitating the revisions become known. When a contract indicates a loss, a provision is made for the total anticipated loss.

Custom Project Revenue. One of I-Sector’s segments, Stratasoft, earns revenue from projects that are recognized using the percentage of completion method of accounting. The majority of Stratasoft’s revenue consists of system sales in which it bundles its proprietary software, along with third-party hardware products and material related software customization services, installation, training services, warranty services and incidental post contract support (“PCS”) together under a single contract with the customer. PCS is insignificant on such contracts for one year or less, and therefore, we have determined that the value of such PCS should not be unbundled from the project revenue as set forth in paragraph 59 of SOP 97-2. Accordingly, such PCS revenue is recognized together with the project revenue, and the estimated cost to provide the PCS is accrued. The value of the PCS is determinable within the contract, which defines the period that the PCS is granted and offers renewals at stated amounts, thereby defining the value of the PCS. The software customization, together with the hardware customization and integration, represent a significant modification, customization and/or production of the product and, therefore, the entire arrangement is required to be accounted for using the percentage of completion method of accounting pursuant to SOP 81-1. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Revisions of estimates are reflected in the period in which the facts necessitating the revisions become known. When a contract indicates a loss, a provision is made for the total anticipated loss. The percentage-of-completion method relies on estimates of expected contract revenue and costs. Prior to January 1, 2005, the percentage of revenue recognized in any particular period was determined principally on the basis of the relationship of the cost of work performed on the contract compared to the estimated total costs expected to be incurred under the contract. Effective January 1, 2005, the Company changed its method of computing the percentage of completion from total project costs to total labor costs, as further discussed in Note 4. The following reflects the amounts relating to uncompleted contracts at:

	December 31,	March 31,
	2004	2005
Costs incurred on uncompleted contracts	$1,675	$627
Estimated earnings	4,862	3,450
Less: Billings to date	(4,937)	(3,915)

Total	$1,600	$162

Included in accompanying balance sheets under the following captions:
Cost and estimated earnings in excess of billings	$1,663	$948
Billings in excess of cost and estimated earnings	(63)	(786)

Total	$1,600	$162

Vendor Incentives

INX participates in a significant vendor incentive program. The incentives are generally earned based on sales volume, sales growth and customer satisfaction levels. The amounts earned under these programs are accrued when realization is deemed probable and can be reasonably measured; otherwise, they are recorded when they are declared by the vendor or the cash is received, whichever is earlier. The incentives are recorded as a reduction of cost of goods and services. Selling, general and administrative expenses are increased for any associated commission expense and payroll tax related to the incentives. When vendor incentives are not recognized until vendor declaration or cash receipt, then their effect on cost of goods can vary significantly among quarterly and annual reporting periods. Vendor incentives of $622 and $664 were recognized during the three-month periods ended March 31, 2004 and 2005, respectively. Vendor incentives reported for the 2004 period relate to the six-month measurement period ended January 31, 2004 and vendor incentives for the 2005 period are for the three months ended March 31, 2005

Stock-Based Compensation

The Company has elected to account for employee stock-based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Bulletin (“APB”) No. 25 “Accounting for Stock Issued to

Employees”. Under this method no compensation expense is recognized when the number of shares granted is known and the exercise price of the stock option is equal to or greater than the fair value of the common stock on the grant date. For the three months ended March 31, 2004, the Company recorded no stock-based compensation associated with stock options granted to employees and directors in its consolidated statement of operations. For the three months ended March 31, 2005, $5,729 of expense was recorded for stock options remeasured as discussed in Note 6. I-Sector and its subsidiaries apply the fair value method as prescribed by SFAS No. 123, as interpreted and amended, for stock and stock options issued to non-employees and during the three months ended March 31, 2004 and 2005, recorded $(63) and $0, respectively, of other additional paid in capital related to compensation to non-employees.

If compensation cost for all option issuances had been determined consistent with the fair value method, I-Sector’s net income (loss) and net income (loss) per share would have increased to the pro-forma amounts indicated below. For purposes of the disclosures below, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option pricing model using the following weighted-average assumptions for the 2004 and 2005 periods; dividend yield of 0% for all periods; expected volatility of 106.0% and 78.6%, respectively; risk-free interest rate of 3.63% and 3.63%, respectively; and expected lives of 8.4 and 8.0 years, respectively, from the original date of the stock option grants.

	Three months ended
	March 31,
	2004	2005
Basic and diluted:
Net income (loss) as reported	$39	$(6,508)
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	22	40

Pro forma net income (loss)	$17	$(6,548)

Earnings per share:
Basic — as reported	$0.01	$(1.25)
Basic — pro forma	$0.00	$(1.26)

Diluted — as reported	$0.01	$(1.25)
Diluted — pro forma	$0.00	$(1.26)

In December 2004, the FASB issued SFAS No. 123(R), which amends SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach for determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures, that will change the Company’s accounting for stock-based awards in the future.

SFAS No. 123(R) must be adopted in the first annual period beginning after June 15, 2005. The statement allows companies to adopt its provisions using either of the following transition alternatives:

•	The modified prospective method, which results in the recognition of compensation expense using SFAS No. 123(R) for all share-based awards granted after the effective date and the recognition of compensation expense using SFAS No. 123 for all previously granted share-based awards that remain unvested at the effective date; or

•	The modified retrospective method, which results in applying the modified prospective method and restating prior periods by recognizing the financial statement impact of share-based payments in a manner consistent with the pro forma disclosure requirements of SFAS No. 123. The modified retrospective method may be applied to all prior periods presented or previously reported interim periods of the year of adoption.

The Company currently plans to adopt SFAS No. 123(R) on January 1, 2006 using the modified prospective method. This change in accounting is not expected to materially impact the Company’s financial position. However, because the Company currently accounts for share-based payments to employees using the intrinsic value method, the results of operations generally have not included the recognition of compensation expense for the issuance of stock option awards. The Company has not calculated the impact of this statement on our previous or future operating results as it is still determining the appropriate fair value method to be used.

The Company will be required to recognize expense related to stock options and other types of equity-based compensation beginning in 2006 and such cost must be recognized over the period during which an employee is required to provide service in exchange for the award. The requisite service period is usually the vesting period. The standard also requires the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. Additionally, the Company may be required to change the method used to determine the fair value of stock options.

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

For the quarter ended March 31, 2005:

	INX	Stratasoft	Valerent	Corporate	Eliminations	Consolidated
Revenue:
Products	$23,153	$—	$402	$—	$(21)	$23,534
Services	1,508	—	1,285	—	—	2,793
Custom projects	—	1,441	—	—	—	1,441

Total revenue	24,661	1,441	1,687	—	(21)	27,768

Gross profit:
Products	3,337	—	9	—	—	3,346
Services	324	—	533	—	—	857
Custom projects	—	709	—	—	—	709

Total gross profit	3,661	709	542	—	—	4,912

Selling, general and administrative expenses	2,947	1,234	540	6,063	—	10,784

Operating income (loss)	$714	$(525)	$2	$(6,063)	$—	(5,872)

Interest and other income (expense), net						(47)

Loss before income taxes and minority interest						(5,919)
Income taxes						—
Minority interest						(23)

Net loss before cumulative effect of change in accounting method						(5,942)
Cumulative effect of change in application of percentage of completion method						(566)

Net loss						$(6,508)

     For the quarter ended March 31, 2004:

	INX	Stratasoft	Valerent	Corporate	Eliminations	Consolidated
Revenue:
Products	$10,061	$—	$334	$—	$(201)	$10,194
Services	913	—	1,031	—	—	1,944
Custom projects	—	2,137	—	—	—	2,137

Total revenue	10,974	2,137	1,365	—	(201)	14,275

Gross profit:
Products	1,679	—	24	—	—	1,703
Services	324	—	334	—	—	658
Custom projects	—	1,175	—	—	—	1,175

Total gross profit	2,003	1,175	358	—	—	3,536

Selling, general and administrative expenses	1,884	1,020	390	205	—	3,499

Operating income (loss)	$119	$155	$(32)	$(205)	$—	37

Interest and other income, net						19

Income from continuing operations before income taxes						56
Income taxes						5

Net income from continuing operations						51
Net loss on disposal of discontinued operations, net of taxes						(12)

Net income						$39

4. CHANGE IN APPLICATION OF ACCOUNTING METHOD

Prior to 2005, the Stratasoft segment recognized revenue under the percentage of completion method based on the relationship of total cost incurred to total estimated cost over the duration of the project. Effective January 1, 2005, the Stratasoft segment changed its method of applying the percentage of completion accounting method to the relationship of labor cost incurred to total estimated labor cost over the duration of the project. Management believes the newly adopted method of applying the accounting principle is preferable in Stratasoft’s circumstances because using labor cost as the input measure more accurately reflects the labor intensive customization and modification that now occurs to the Stratasoft hardware and software more evenly over the duration of Stratasoft’s projects. Accordingly, the labor cost input method more appropriately measures the progress towards completion over the duration of Stratasoft’s projects.

The change in accounting method was applied by recording the cumulative effect of the change amounting to $566 in the condensed consolidated statement of income for the three months ended March 31, 2005. Had the change in accounting method not been made, net income would have increased by $87, or $ .02 per share (basic and diluted). The pro forma effect has not been presented for prior periods due to the inability to accurately compute the effect of the change prior to December 31, 2004. Due to the Company’s net operating loss carryforward position, there is no income tax effect to the cumulative effect adjustment.

5. EARNINGS PER SHARE

Basic EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive stock options and warrants less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company’s common stock for each of the periods presented.

In the three months ended March 31, 2004, net income from continuing operations for purposes of computing the income per share decreased $4 for the assumed exercise of INX options under the treasury method. For the three months ended March 31, 2005, I-Sector’s potentially dilutive options of 1,236,614 were not used in the calculation of diluted earnings since the effect of potentially dilutive securities in computing a loss per share is antidilutive.

	Three months ended
	March 31,
	2004	2005
Numerator for basic earnings per share:
Net income (loss) from continuing operations	$51	$(5,942)
Gain (loss) on disposal of discontinued operations, net of taxes	(12)	—
Cumulative effect of change in accounting method	—	(566)

Net income (loss)	$39	$(6,508)

Numerator for diluted earnings per share:
Net income (loss) from continuing operations	$51	$(5,942)
INX income attributable to potential minority interest net income (loss) from continuing operations used in computing loss per share	4
Loss on disposal of discontinued operations, net of taxes	(12)
Cumulative effect of change in accounting method	—	(566)

Net income (loss)	$34	$(6,508)

Denominator for basic earnings per share – weighted-average shares outstanding	3,978,407	5,210,794
Effect of dilutive securities — shares issuable from assumed conversion of common stock options and restricted stock	565,999	—
Denominator for diluted earnings per share – weighted-average shares outstanding	4,544,406	5,210,794

6. STOCKHOLDERS’ EQUITY

Elimination of Minority Interest in INX

On March 18, 2005, the Company acquired all of the INX shares held by a minority shareholder group in exchange for 244,890 shares of I-Sector common stock. The transaction was recorded using the purchase method of accounting, resulting in recognition of goodwill of $1,408 including transaction costs of $180, elimination of $302 in minority interests, and an increase in common stock and additional paid-in-capital of $1,530. In connection with the transaction, INX stock options were exchanged for I-Sector stock options, requiring remeasurement of the stock options as of the date of exchange. The resulting $5,729 charge to earnings was reflected as an increase in selling, general, and administrative expenses with a corresponding increase in additional paid-in-capital and therefore had no impact on total stockholders’ equity.

Common Stock Repurchase Plan

Effective March 31, 2005, the Board of Directors authorized the repurchase of up to 200,000 shares of the Company’s common stock. Under the repurchase plan, any shares repurchased must be purchased on or before July 31, 2005. These repurchases will be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements and other factors. The plan does not obligate the Company to purchase any particular amount of common stock, and may be suspended at any time at the Company’s discretion.

Warrants

Included in the units issued by I-Sector in a public offering that closed on May 7, 2004 were 575,000 warrants to purchase common stock at an exercise price of $12.45 per share. These warrants are exercisable through May 7, 2009 and are subject to redemption by I-Sector at a price of $0.25 per warrant upon 30 days notice to the holders; however, the Company may only redeem the warrants if the closing price for the Company’s common stock, as reported on the principal exchange on which such shares trade, for any five consecutive days has equaled or exceeded $16.60.

On May 7, 2004 I-Sector issued warrants to the underwriters to purchase up to 50,000 units at an exercise price equal to $19.92 per unit. These warrants are exercisable during the four-year period beginning May 7, 2005 which is one year from the date of the prospectus. Pursuant to NASD Rule 2710(g), these warrants cannot be sold, transferred, assigned, pledged or hypothecated by any person for a period of one year following the effective date of the offering, except to any NASD member participating in the offering, to bona fide officers, by operation of law or if the Company is reorganized, so long as the securities so transferred remain subject to the same transfer restriction for the remainder of the one-year period. The holder of the representative’s warrant will have, in that capacity, no voting, dividend or other stockholder rights.

7. STOCK OPTION PLANS

Under the 1996 Incentive Stock Plan (the “1996 Incentive Plan”) and the 1996 Non-Employee Director Stock Option Plan (the “Director Plan”) as approved by the shareholders, I-Sector’s Compensation Committee may grant up to 417,500 shares of common stock, which have been reserved for issuance to certain employees of I-Sector. At March 31, 2005, 5,150 shares were available for future grant under the 1996 Incentive Plan. The 1996 Incentive Plan provides for the granting of incentive awards in the form of stock options, restricted stock, phantom stock, stock bonuses and cash bonuses in accordance with the provisions of the plan. Additionally, no shares may be granted after the tenth anniversary of the 1996 Incentive Plan’s adoption. I-Sector has reserved for issuance, under the Director Plan, 100,000 shares of common stock, subject to certain anti-dilution adjustments, of which no shares were available for future grants at March 31, 2005. The Director Plan provides for a one-time option by newly elected directors to purchase up to 5,000 common shares, after which each director is entitled to receive an option to purchase up to 5,000 common shares upon each date of re-election to I-Sector’s Board of Directors. Options granted under the Director Plan and the 1996 Incentive Plan have an exercise price equal to the fair market value on the date of grant and generally expire ten years after the grant date.

The I-Sector Corporation Incentive Plan provides for the granting of incentive awards in the form of stock-based awards and cash bonuses in accordance with the provisions of the plan. All employees, including officers, and consultants and non-employee directors are eligible to participate in the I-Sector Corporation Incentive Plan. Generally, the Compensation Committee has the discretion to determine the exercise price of each stock option under the I-Sector Corporation Incentive Plan, and they must be exercised within ten years of the grant date, except those classified as Incentive Stock Option (“ISO”) grants to a 10% or greater stockholder. ISO options grants to a 10% or greater stockholder must be exercised within five years of the grant date. The exercise price of each ISO option grant may not be less than 100% of the fair market value of a share of common stock on the date of grant (110% in the case of a 10% or greater stockholder). At the special shareholder’s meeting held on March 18, 2005, the plan was amended to increase the number of shares of common stock available for stock option grants to 2,023,103 to accommodate the 1,023,103 options that were assumed in the exchange of INX stock options discussed in Note 6. At the annual shareholder’s meeting held on May 11, 2005, the plan was amended to increase the number of shares of common stock available for stock option grants to 2,273,103 At March 31, 2005, 254,500 shares were available for future option grants under the I-Sector Corporation Incentive Plan.

The activity of employees and non-employees in all plans for the three months ended March 31, 2005 is summarized below:

		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at beginning of the period	652,921	$3.37
Granted during the period	85,000	$7.33
INX options assumed at conversion rate	1,123,103	$1.15
Exercised during the period	(8,290)	$1.39

Options outstanding at end of period	1,852,734	$2.21

Options exercisable at end of period	1,643,300	$1.71

Options outstanding price range	$0.07 to $8.06
Weighted average fair value of options granted during the period	$7.33
Options weighted average remaining life	7.43 Years

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
	Shares	Life	Price	Shares	Price
$0.07 to $0.99	127,447	5.35	$0.10	127,447	$0.10
$1.00 to $1.99	1,265,287	7.13	1.35	1,244,821	1.34
$2.00 to $2.99	97,200	7.84	2.61	97,030	2.61
$3.00 to $3.99	—	—	—	—	—
$4.00 to $4.99	182,800	8.59	4.18	130,668	4.20
$5.00 to $8.06	180,000	9.59	7.61	43,334	7.60

Total	1,852,734	7.43	$2.21	1,643,300	$1.71

8. DEBT

Inventory floor plan borrowings of $16,024 and $11,996 as of December 31, 2004 and March 31, 2005, respectively, under the agreement with Textron are reflected in accounts payable in the accompanying consolidated balance sheets, except for $8,122 that is interest bearing and reflected in short term debt in the accompanying consolidated balance sheet at December 31, 2004. As of March 31, 2005, there are no amounts reflected as short-term debt related to the Textron agreement.

9. RECLASSIFICATIONS

Certain prior period amounts in the balance sheet presented herein have been reclassified to conform to the current period presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements, including the notes thereto included elsewhere in this Form 10-Q and our annual report on Form 10-K for the fiscal year ended December 31, 2004 previously filed with the Securities and Exchange Commission.

Special notice regarding forward-looking statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to future events or our future financial performance including, but not limited to, statements contained in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that any statement that is not a statement of historical fact, including but not limited to, statements which may be identified by words including, but not limited to, “anticipate,” “appear,” “believe,” “could,” “estimate,” “expect,” “hope,” “indicate,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “seek,” “should,” “will,” “would,” and other variations or negative expressions thereof, are predictions or estimations and are subject to known and unknown risks and uncertainties. Numerous factors, including factors that we have little or no control over, may affect I-Sector’s actual results and may cause actual results to differ materially from those expressed in the forward-looking statements contained herein. In evaluating such statements, readers should consider the various factors identified in I-Sector’s annual report on Form 10-K for our fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission including the matters set forth in Item 1. — “Risks Related to Our Business,” which could cause actual events, performance or results to differ materially from those indicated by such statements.

General

We are a leading regional provider of IP telephony and other network infrastructure and related implementation and support services. The IP telephony industry is characterized by rapidly evolving and competing technologies. We compete with larger and better financed entities. Our principal offices are currently all located in Texas, and we primarily market to potential customers headquartered in, or making purchasing decisions from, Texas. Our long-term goal, however, is to become one of the leading national providers of Cisco-centric network and IP telephony solutions to enterprises.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of a key financial transaction and a change in application of an accounting principle that have important implications for our results of operations and financial condition.

Elimination of Minority Interest in INX

Between April 2004 and March 18, 2005, our INX subsidiary had a minority interest. The minority interest was eliminated through an exchange of the minority interest for 244,890 shares of I-Sector common stock on March 18, 2005.

Prior to April 2004, INX had been our wholly-owned subsidiary. In April 2004, INX ceased to be a wholly-owned subsidiary as the result of the issuance of INX common stock to the former owners of Digital Precision, Inc., which INX acquired in April 2003. In connection with that acquisition, we agreed to issue to the seller 1.8 million shares of INX common stock as additional purchase consideration for their business if certain employees remained employed through April 4, 2004, the first anniversary of the acquisition. This condition was met and the INX stock was issued in April 2004. At the time of issuance of that INX common stock, we recognized additional customer list value of $234,000 as an intangible asset to be amortized over a two year period. When that issuance occurred, our ownership percentage of INX’s common stock declined to approximately 92.4%, and we recognized $162,000 of minority interest on our balance sheet upon issuance.

On February 1, 2005, we entered into an agreement with the INX minority shareholder to eliminate the minority interest through an exchange of the INX minority shareholder interest for a similar interest in I-Sector, contingent upon I-Sector stockholder approval. Upon stockholder approval on March 18, 2005, INX became a wholly-owned subsidiary of the Company. The exchange of the minority interest resulted in a remeasurement of the stock options that were part of the minority interest and such remeasurement resulted in a $5.7 million one-time non-cash charge to earnings, which was equal to the intrinsic value of the stock options on March 18, 2005. The charge to earnings was reflected as an increase in selling, general, and administrative expenses with a corresponding increase in additional paid-in-capital. As a result, the exchange of options had no impact on total stockholders’ equity.

The elimination of the minority interest simplifies our capital structure and eliminates the minority interest on our financial statements, but increases the shares used to compute diluted earnings per share due to the shares of our common stock issued in the exchange and because of the increased number of stock options resulting from exchanging INX stock options for our stock options.

Our consolidated financial statements for periods prior to March 18, 2005, the date of the exchange, reflected a minority interest adjustment of the profits and losses of INX attributable to the minority ownership. For 2004, we reported income attributable to minority interest of $117,000 in our statement of operations and a minority interest balance of $279,000 in our balance sheet. For the period January 1, 2005 through March 18, 2005 we reported income attributable to minority interest of $23,000 in our statement of operations. The elimination of the minority interest through the issuance of Company stock was recorded under the purchase method of accounting. Goodwill of $1.4 million and the elimination of the $302,000 minority interest balance were recorded, offset by an increase in common stock and additional paid-in-capital of $1.5 million.

Change in the Application of Accounting Method for Stratasoft Projects

Effective January 1, 2005 we began accounting for the percentage of completion of our Stratasoft projects based upon the percentage of labor cost incurred as compared to total estimated labor cost rather than total cost incurred compared to total estimated cost. Management believes the newly adopted accounting method is preferable for Stratasoft projects because using labor cost as the input measure more accurately reflects the labor intensive customization and modification that now occurs to the Stratasoft hardware and software more evenly over the duration of a project. Accordingly, the labor cost input method more appropriately measures the progress towards completion over the duration of Stratasoft projects.

The change in accounting method was applied by recording the cumulative effect of the change amounting to $566,000 in the condensed consolidated statement of income for the three months ended March 31, 2005. Had the change in accounting method not been made, net income for the period would have increased by $87,000, or $ .02 per share (basic and diluted). The pro forma effect has not been presented for prior periods due to the inability to accurately compute the effect of the change prior to December 31, 2004. Due to the Company’s net operating loss carryforward position, there is no income tax effect to the cumulative effect adjustment.

Results Of Operations

Overview

Sources of Revenue. Our revenue is derived from three segments represented by our three operating subsidiaries, INX, Stratasoft and Valerent. During the quarter ended March 31, 2005, INX, Stratasoft and Valerent accounted for 88.8%, 5.2% and 6.1%, respectively, of total consolidated revenue, and (0.1)% of subsidiary revenue was eliminated in consolidation due to intercompany transactions.

INX revenue consists of product and service revenue. Product revenue consists of reselling Cisco products and limited amounts of complementary products by other manufacturers. Service revenue is generated by fees from a variety of implementation and support services. Product prices for INX are set by the market for Cisco products, and provide our lowest gross margins. Service revenue for INX has recently provided a higher gross margin that has generally increased over the past several years as the cost of INX’s technical resources, which are reflected as a cost of service, has decreased as a percentage of services revenue. Also, certain fixed and flat fee service contracts that extend over three months or more are accounted for on the percentage of completion method of accounting. Historically, the majority of INX’s services revenue has been generated from implementation services, which is project oriented and tends to be volatile. As the number, frequency and size of INX projects has grown, INX has achieved better utilization of its engineering resources resulting in improved gross margins or services. The normal sales cycles for corporate customers typically ranges from three to six months depending on the nature, scope and size of the deal involved. However, our direct experience with school districts involved in E-Rate funding (a governmental funding program for schools) indicates that the sales lead time is generally about six to twelve months. In mid-2003, INX introduced Netsurant, its branded support service that consists primarily of customer service personnel and a support center, and such new support service offering required an upfront fixed cost to operate a network operations center to monitor customer’s systems. This has created negative gross margins from this new Netsurant service offering, which we expect will continue until such time as Netsurant support services revenue exceeds the fixed cost of operating the network operations center. Eventually, we anticipate that the Netsurant support offering could further improve overall services gross margins. Through March 31, 2005, Netsurant service revenue was not material.

Stratasoft revenue consists primarily of custom project revenue from the sale of proprietary computer-telephony software. Our Stratasoft revenue is reported as custom project revenue in our financial statements, because it consists of products and services which cannot be accounted for separately. Stratasoft has traditionally provided our highest gross margin since it is primarily sales of our proprietary computer-telephony software. Our cost of goods sold for Stratasoft’s custom project revenue includes the costs of developing our computer-telephony software products, installation costs, and the cost of hardware and other equipment bundled with our software applications and included in a sale to a customer. Stratasoft revenue also includes sales to resellers. The sales to resellers are recorded when the sale becomes fixed or determinable; otherwise revenue from resellers is recorded when payments become due.

Valerent revenue consists of both product revenue and services revenue. Product revenue consists of reselling primarily software products, and to a lesser degree, hardware products, that facilitate Valerent’s managed services, including remote management software products from Altiris, Inc., and security software products from Network Associates, Inc. Product sales prices for Valerent are set by the market for these products, and Valerent’s product sales have typically provided lower gross profit margins than its services revenue. Valerent’s services revenue consists of remote and onsite technical assistance to its customers. Valerent’s gross margin on service revenue, much like INX’s implementation services revenue, is subject to variability based upon the utilization of Valerent’s billable technical resources. Recurring service agreements exist with some customers, but usually with varying terms and conditions that conform to their year over year business changes and their specific needs, and while these agreements provide somewhat predictable and stable sources of revenue, the loss of a recurring agreement could disrupt the stability of that revenue component for Valerent.

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

In addition, our quarterly gross profit and gross margin can be materially affected by vendor incentives received in certain quarterly periods, most of which are Cisco incentives received by INX. The incentive programs sponsored by Cisco currently enable us to qualify for cash rebates or product pricing discounts. These incentives are generally earned based on sales volume, sales growth and customer satisfaction levels. The amounts earned under these programs are recorded as a reduction of cost of goods and can vary significantly between periods. Currently, incentives by Cisco are paid semiannually, and are typically paid in the first and third quarters of each calendar year. Incentives are recognized when we receive payment from the supplier or when we have earned and can reasonably estimate the amount due from the supplier. During the three months ended March 31, 2005, we recognized $664,000 in vendor incentives, and we accrued $138,000 in commission expense related to the vendor incentives earned by sales personnel in association with this vendor incentive program for the quarter.

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

Tax Loss Carryforward. Because of our prior operating losses we have accumulated a net operating loss carryforward for federal income tax purposes that, as of March 31, 2005, was approximately $2.5 million and is available to offset future federal and state taxable income. This carryforward expires during the period 2023 through 2025. In addition to potential expiration, there are several factors that could limit or eliminate our ability to use these carryforwards. For example, under Section 382 of the Internal Revenue Code of 1986, as amended, use of prior net operating loss carryforwards is limited after an ownership change. If we achieve sustained profitability, which may not happen, the use of net operating loss carryforwards would reduce our tax liability and increase our net income and available cash resources. When all operating loss carryforwards have been used or have expired, we would again be subject to increased tax expense and reduced earnings due to such tax expense.

Period Comparisons. The following tables set forth, for the periods indicated, certain financial data derived from our consolidated statements of operations. Percentages shown in the table below are percentages of total revenue, except for each individual segment’s cost of sales and services, gross profit, selling, general and administrative expenses, and operating income, which are percentages of the respective segment’s revenue, and the product and service components of the INX and Valerent segments’ cost of goods sold and gross profit, which are percentages of such segment’s respective product and service revenue.

	Three months ended March 31,
	2004		2005
	Amount	%	Amount	%
	(Dollars in thousands)
Revenue:
INX product	$10,061	70.5	$23,153	83.4
INX service	913	6.4	1,508	5.4

Total INX revenue	10,974	76.9	24,661	88.8

Stratasoft – Custom projects	2,137	15.0	1,441	5.2

Valerent product	334	2.4	402	1.5
Valerent service	1,031	7.2	1,285	4.6

Total Valerent revenue	1,365	9.6	1,687	6.1

Eliminations revenue	(201)	(1.5)	(21)	(0.1)

Total revenue	14,275	100.0	27,768	100.0
Gross profit:
INX product	1,679	16.7	3,337	14.4
INX service	324	35.5	324	21.5

Total INX gross profit	2,003	18.3	3,661	14.8
Stratasoft – Custom projects	1,175	55.0	709	49.2

Valerent product	24	7.2	9	2.2
Valerent service	334	32.4	533	41.5

Total Valerent gross profit	358	26.2	542	32.1

Total gross profit	3,536	24.8	4,912	17.7
Selling, general and administrative expenses:
INX	1,884	17.2	2,947	12.0
Stratasoft	1,020	47.7	1,234	85.6
Valerent	390	28.6	540	32.0
Corporate	205	N/A	6,063	N/A

Total selling, general and administrative expenses	3,499	24.5	10,784	38.8
Operating income (loss):
INX	119	1.1	714	2.9
Stratasoft	155	7.3	(525)	(36.4)
Valerent	(32)	(2.3)	2	0.1
Corporate	(205)	N/A	(6,063)	N/A

Total operating (loss) income	37	0.3	(5,872)	(21.1)
Interest and other income (expense), net	19	0.1	(47)	(0.2)

Income (loss) from continuing operations before income taxes	56	0.4	(5,919)	(21.3)
Income tax expense	5	0.0	—	0.0

Net income (loss) from continuing operations before minority interest	51	0.4	(5,919)	(21.3)
Minority interest	—	0.0	(23)	(0.1)
Loss on disposal of discontinued operations, net of taxes	(12)	(0.1)	—	—

Net income (loss) before change in accounting method	39	0.3	(5,942)	(21.4)
Cumulative effect of change in application of percentage of completion method	—	—	(566)	(2.0)

Net income (loss)	$39	0.3	$(6,508)	(23.4)

Three Months Ended March 31, 2004 Compared To the Three Months Ended March 31, 2005

Total Revenue. Our total revenue, net of intercompany eliminations, increased by $13.5 million, or 94.5%, from $14.3 million to $27.8 million.

INX revenue increased by $13.7 million, or 124.7%, from $11.0 million to $24.7 million. As a percentage of total revenue, INX revenue increased from 76.9% to 88.8%. INX product revenue increased $13.1 million, or 130.1% from $10.1 million to $23.2 million. The increase in product revenue is attributed to the adoption of IP telephony technology by our customers requiring equipment upgrades for implementation and INX’s performance of the DISD contract. INX service revenue increased $595,000 or 65.2% from $913,000 to $1.5 million. The increase in services is generally associated with the increase in product sales and the related design and installation services performed in conjunction with such product sales as well as an increase in post-sale support services revenue. INX service revenue did not increase a much as product revenue primarily because (i) a disproportionate amount of INX contracts were received late in the quarter, resulting in product revenue being shipped to the customer, but the services associated with such product contracts not being performed in the quarter; and (ii) reduced services revenue associated with a services contract for work in Iraq that was delayed for a portion of the quarter as discussed below in the discussion of gross profit.

Stratasoft revenue decreased by $696,000, or 32.6%, from $2.1 million to $1.4 million. As a percentage of total revenue, Stratasoft revenue decreased from 15.0% to 5.2%. The decrease in Stratasoft revenue was substantially attributable to Stratasoft transactions that were delayed and are now expected to result in revenue being recognized in the second quarter and beyond, although new Stratasoft contract bookings in the quarter were generally lower than had been expected.

Valerent revenue increased by $322,000, or 23.6%, from $1.4 million to $1.7 million. As a percentage of total revenue, Valerent revenue decreased from 9.6% to 6.1%. The increase in Valerent revenue was primarily attributable to increased service revenue of $254,000, although product sales also increased $68,000. The increase in service revenue is primarily attributable to the development of Valerent’s remote managed services offerings.

Gross Profit. Our total gross profit increased by $1.4 million, or 38.9%, from $3.5 million to $4.9 million. Gross margin decreased from 24.8% to 17.7% due to changes in the gross margin of our INX and Stratasoft subsidiaries as discussed below, as well as an increase, as a percentage of total revenue of product sales revenue as compared to (i) service revenue and (ii) custom project revenue, each of which generate higher gross margins than product sales.

INX gross profit increased $1.7 million, or 82.8%, from $2.0 million to $3.7 million. INX’s gross margin decreased from 18.3% to 14.8%. INX’s gross profit on its product sales component increased $1.6 million or 98.7%, from $1.7 million to $3.3 million due to increased product sales revenue attributable to the increased quantities of contracts. However, gross margin on its product sales decreased from 16.7% to 14.4%, which was primarily attributable to the fact that in our fourth quarter ended December 31, 2004 we began recognizing a certain Cisco vendor incentive on an accrual basis rather than when received. Because of this change, only three months of this particular incentive, totaling $664,000, was recognized in the 2005 period compared to six months of the incentive, totaling $622,000, having been recognized in the 2004 period, which while a higher dollar amount, was a lower percentage of INX substantially higher product sales for the 2005 period. INX’s gross profit on its service revenue component remained unchanged at $324,000 and gross margin on INX service revenue decreased from 35.5% to 21.5%. This decrease in service gross margin was substantially the result of a significant service contract for work in Iraq being delayed early in the quarter due to contract renegotiations and customer budget delays, which issues were resolved in the later part of the quarter such that INX restarted work under the contract, but during the period in which the contract was delayed revenue generation ceased without a commensurate decrease in cost of service.

Stratasoft gross profit decreased by $466,000, or 39.7%, from $1.2 million to $709,000. Stratasoft’s gross margin decreased from 55.0% to 49.2%. Stratasoft gross margin declined primarily due to reduced revenue combined with a fixed component of cost of sales in the form of software development programmer costs and technician costs, which do not decline during periods of reduced revenue. Gross profit declined because of the reduced revenue and the reduced gross margin on revenue.

Valerent gross profit increased by $184,000, or 51.4%, from $358,000 to $542,000. Valerent’s gross margin increased from 26.2% to 32.1%. Valerent’s cost of service consists primarily of fixed labor cost that does not fluctuate directly with changes in revenue. Valerent improved its utilization of its labor pool by reducing the number of technicians employed, relative to revenue, and lowered its fixed cost of service, which contributed to improved gross profits.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $7.3 million, or 208.2% from $3.5 million to $10.8 million. As a percentage of total revenue, these expenses increased from 24.5% to 38.8%.

These expenses were primarily increased by the following:

•	Management and administrative compensation expense increased $6.1 million due to a one-time noncash charge of $5.7 million related to option remeasurement associated with the INX minority interest exchange, increased administrative and management salaries and wages of $179,000 related primarily to hiring additional personnel, and increased administrative and management bonuses of $96,000.

•	Sales compensation increased $512,000 due to increased commissions generated from the increased gross profit dollars and additional personnel hired to generate continued revenue growth.

•	Bad debt expense increased $212,000 due to bad debt expense being at more normal levels in the 2004 period as compared to being negative in the 2005 period due to recoveries in the prior year period.

•	Payroll tax expense increased $102,000 due to increased employee compensation expenses as discussed above.

•	Shareholder relations increased $81,000 due to costs associated with printing and mailing proxy statements related to the INX minority interest conversion, and due to increased attendance at investor conferences and investor group visits.

•	Travel increased $71,000 primarily due to increased INX travel related to acquisitions activity.

•	General and miscellaneous expenses increased $50,000 due to the generally increased size of the organization, including increased expenses for dues and subscriptions, employee meetings, employee recruitment, office expenses, repair and maintenance and director fees.

•	Office rent increased $50,000 due to the relocation of our Dallas, Texas office facility and the addition of the San Antonio, Texas office in mid-2004.

•	Telephone and communication expenses increased $39,000 primarily due to INX office growth and relocation.

•	Depreciation increased $37,000 due to asset additions and the additional purchase value for the Digital Precision intangible in April 2004.

We expect our future selling, general and administrative expenses to increase as we continue expenditures for compliance with the provisions of the Sarbanes-Oxley Act of 2002 as well as our continued ramp up for anticipated revenue growth. However, we do expect to be able to limit the increase of selling, general and administrative expenses such that these operating expenses grow at a lesser rate than expected revenue increases because we expect to be able to leverage certain categories of our operating expenses as we grow in the future.

Operating Profit. Operating profit decreased $6.0 million from a profit of $37,000 to a loss of $5.9 million, primarily due to the one-time non-cash compensation charge of $5.7 million related to the exchange of the INX minority interest. INX’s operating profit increased $595,000, or 500.0% from $119,000 to $714,000. Stratasoft’s operating profit decreased $680,000, or 438.7% from a profit of $155,000 to a loss of $525,000. Valerent’s operating profit increased $34,000, from a loss of $32,000 to a profit of $2,000. The operating loss for the Corporate Segment, which included the one-time non-cash compensation charge of $5.7 million, increased $5.9 million, from a loss of $205,000 to a loss of $6.1 million.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $66,000 from income of $19,000 to expense of $47,000. Our total borrowings under the Textron credit facility decreased from $16.0 million to $12.0 million and the interest bearing portion of our borrowings under the Textron credit facility decreased from $8.1 million at December 31, 2004 to $0 at March 31, 2005. During the 2005 quarter, interest expense of $61,000, a $12,000 loss on disposition of assets and a foreign exchange loss of $3,000 were offset by interest income of $29,000.

Minority interest. Income attributable to minority interest increased from $0 to $23,000. During April 2004 the company issued 1,800,000 shares of INX common stock pursuant to the Digital Precision purchase agreement of April 2003. These minority interest shares in INX were exchanged for shares of I-Sector Common Stock on March 18, 2005 and the minority interest was eliminated on March 18, 2005. Approximately .4% of INX’s operating income is deducted from the consolidated net income of I-Sector as a result of the minority interest in INX for the three months ended March 31, 2005.

Cumulative Effect of Change in Accounting Method. As discussed in detail above, effective January 1, 2005 we began accounting for the percentage of completion of our Stratasoft projects based upon the percentage of labor cost incurred as compared to total estimated labor cost rather than total cost incurred compared to total estimated cost. The change in accounting method was applied by recording the cumulative effect of the change amounting to $566,000 in the condensed consolidated statement of income for the three months ended March 31, 2005. Had the change in accounting method not been made, net income for the period would have increased by $87,000, or $ .02 per share (basic and diluted).

Net income (loss). Net income decreased $6.5 million from a profit of $39,000 to a loss of $6.5 million. Income tax expense for the period was $0, and there is a net operating tax loss carryforward of approximately $2.5 million as of March 31, 2005, but net deferred tax assets are fully offset by a valuation allowance at March 31, 2005.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are cash flow from operations and our credit facility with Textron Financial Corporation (the “Textron Facility”). In 2004, we also received approximately $7.5 million in net proceeds from a public offering. We use the Textron Facility to finance the majority of our purchases of inventory, and to provide working capital when our cash flow from operations is insufficient. Our working capital was $13.1 million and $12.5 million at December 31, 2004 and March 31, 2005, respectively.

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

The balance of trade accounts receivable, net of allowance for doubtful accounts, was $28.8 million and $25.6 million at December 31, 2004 and March 31, 2005, respectively. The current portion of notes receivable were $1.2 million and $1.2 million and the noncurrent portion of notes receivable were $207,000 and $60,000, net of allowances, at December 31, 2004 and March 31, 2005, respectively.

Inventory. We had inventory of $1.2 million and $849,000 at December 31, 2004 and March 31, 2005, respectively. We try to minimize the amount of inventory on hand to reduce the risk that the inventory will become obsolete or decline in value. We are able to do this by relying on the ready availability of products from our principal suppliers. As noted below, we rely principally on our Textron Facility to finance our inventory purchases.

Contractual Obligations

The following table summarizes certain of our contractual cash obligations and related payments due as of March 31, 2005:

	Payments Due by Period
		Less			After
		Than	1-3	4-5	5
Contractual Obligations	Total	1 Year	Years	Years	Years
	(Dollars in thousands)
Lease obligations .	$2,259	$767	$1,183	$309	$—
Other debt obligations	171	84	87	—	—

Total contractual cash obligations	$2,430	$851	$1,270	$309	$—

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
As of March 31, 2005, we owed $12.0 million under the Textron Facility and had an additional $17.4 million available subject to borrowing base restrictions. The “unused availability” is the amount not borrowed, but eligible to be borrowed. The “unused portion of the facility” is the amount not borrowed, but that amount may not be eligible for borrowing because of the borrowing base restrictions.

The borrowing base restrictions generally restrict our borrowings under the Textron Facility to 80% of the eligible receivables and 90% of our Floorplanned inventory which cannot exceed the lesser of 30% of our eligible accounts receivable or $6.0 million, however, while doing business with DISD this is increased to 35% of our eligible accounts receivable or $9.0 million.

We use the Textron Facility to finance purchases of Cisco products from Cisco and from certain wholesale distributors. Cisco provides 60-day terms, and other wholesale distributors typically provide 30-day terms. Balances under the Textron Facility that are within those respective 60-day and 30-day periods (the “Free Finance Period”) do not accrue interest and are classified as accounts payable in our balance sheet. We refer to non-interest bearing balances as “inventory floor plan borrowings”.

To the extent that we have credit availability under the Textron Facility, it gives us the ability to extend the payment terms past the Free Finance Period. Amounts extended past the Free Finance Period accrue interest and are classified as notes payable on our balance sheet. These extended payment balances under the Textron Facility accrue interest at the prime rate (5.25% at December 31, 2004, and 5.75% at March 31, 2005) plus 2.5%. Because payment cycles of sales to school districts under the E-Rate program often extend beyond 60 days, and because such payment cycles have recently extended even further due to administrative issues with the organization that makes payments to vendors for the E-Rate program, we expect we will continue to carry extended payment balances under the Textron Facility for at least the next several quarters. The total outstanding balance under the Textron Facility at March 31, 2005 was $12.0 million, all of which was within the Free Finance Period and therefore is reflected as accounts payable in our balance sheet at March 31, 2005.

As defined in the Textron Facility there are restrictive covenants that are measured at each quarter and year end. These covenants require us to:

•	maintain Minimum Tangible Capital Funds of $9.5 million, which is defined to be the sum of cash, receivables, inventory and fixed net assets, minus total liabilities, with total liabilities being defined as accounts payable, accrued expenses and short- and long-term notes payable;

•	maintain a maximum Debt to Tangible Capital Funds ratio of 4.0 to 1;

•	maintain Minimum Working Capital of not less than $8.0 million;

•	maintain Minimum Cash on Hand of not less than $2.0 million;

•	maintain a Current Ratio of not less than 1.25 to 1.0; and

•	achieve Earnings before Interest Expense, Taxes, Depreciation and Amortization exceeding $100,000.

At March 31, 2005 we were in compliance with the loan covenants, and we anticipate that we will be able to comply with the loan covenants during the next twelve months. If we violate any of the loan covenants, we would be required to seek waivers from Textron and Silicon Valley Bank for those non-compliance events. If Textron or Silicon Valley Bank refused to provide waivers, the amount due under the Textron Facility could be accelerated and we could be required to seek other sources of financing.

Cash Flows. During the quarter ended March 31, 2005 our cash increased by $2.4 million. Operating activities provided cash of $10.7 million, investing activities used $133,000 and financing activities used $8.1 million.

Operating Activities. Operating activities provided $10.7 million in the three months ended March 31, 2005 as compared to providing cash of $142,000 in the comparable 2004 period.
Changes in asset and liability accounts provided $11.2 million. The most significant source of working capital related to:

•	Increases in accounts payable of $5.3 million, which related primarily to increased purchases of Cisco products for sales by INX and inventory by Stratasoft.

•	$3.2 million decrease in accounts and notes receivable. Days in sales outstanding decreased by 29 days from 108 days at December 31, 2004 (using the exhaustive method of calculation) to 79 days at March 31, 2005 primarily due to collections of amounts related to an INX E-Rate program funded project relating to a school district.

•	Contracts in progress which, increased $1.4 million due to a $715,000 decrease in the cost and estimated earnings in excess of billings and an $723,000 increase in billings in excess of cost and estimated earnings, which was primarily due to change in application of accounting method discussed in detail above.

•	The $1.1 million increase in accrued expense is primarily related to accruing for sales commissions, wages and bonuses; third party commissions and professional fees.

Investing Activities. Investing activities used $133,000 in the three months ended March 31, 2005 compared to a use of $139,000 for the comparable period in 2004. Our investing activities related to capital expenditures in both years were primarily related to purchases of computer equipment and software, and to a lesser degree, leasehold improvements. During the next twelve months, we do not expect to incur significant capital expenditures requiring cash, except for acquisitions, of which we cannot predict the certainty or magnitude.

Financing Activities. Financing activities used $8.1 million in the three months ended March 31, 2005 as compared to using $451,000 in the comparable period in 2004. During the three months ended March 31, 2005, the company repaid all of the $8.1 million of interest-bearing debt under the Textron Facility through cash generated by operations.

Related Party Transactions

We lease office space from Allstar Equities, Inc., a Texas corporation (“Equities”), a company wholly owned by James H. Long, our Chief Executive Officer. On December 1, 1999 Equities purchased our corporate office building and executed a direct lease with us with an expiration date of December 31, 2004. In conjunction with Equities obtaining new financing on the building, a new lease was executed with us on February 1, 2002 with an expiration date of January 31, 2007. The new lease has a rental rate of $37,192 per month.

From time to time we make short-term loans and travel advances to our employees. The balance of approximately $17,000 and $14,000 relating to these loans and advances is included in the Company’s balance sheet and reported as part of Accounts Receivable at December 31, 2004 and March 31, 2005, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We incur certain market risks related to interest rate variations because we hold floating rate debt. Based upon the average amount of debt outstanding during the three months ended March 31, 2005, a one-percent increase in interest rates paid by us on our floating rate debt would not have resulted in an increase in interest for the period.

Our business depends upon our ability to obtain an adequate supply of products and parts at competitive prices and on reasonable terms. Our suppliers are not obligated to have product on hand for timely delivery to us nor can they guarantee product availability in sufficient quantities to meet our demands. INX’s business is Cisco centric. Any material disruption in our supply of products could have a material adverse effect on our financial condition and results of operations.

Item 4. Controls and Procedures

Under the supervision and with the participation of certain members of our management, including our Chairman of the Board, Chief Executive Officer and principal financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that, our disclosure controls and procedures at March 31, 2005 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the first quarter of 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In August 2002, Inacom Corp. (“Inacom”) filed a lawsuit in the District Court of Douglas County, Nebraska styled Inacom Corp v. I-Sector Corporation, f/k/a Allstar Systems, Inc., claiming that I-Sector owed the sum of approximately $570 to Inacom as a result of Inacom’s termination of a Vendor Purchase Agreement between Inacom and I-Sector. I-Sector believes that the claim is without merit and intends to vigorously contest the demand.

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

Item 4. Submission of Matters to a Vote of Security Holders

On March 18, 2005, a special meeting of stockholders was held (a) to approve (i) the issuance of shares of common stock and (ii) the assumption of options to acquire shares of common stock in the Company’s elimination of the minority interest in Internetwork Experts, Inc. (“INX”), a majority-owned subsidiary of the Company (the “Exchange”); and (b) to approve an amendment to the I-Sector Corporation Incentive Plan (the “Plan”) to increase by 1,123,103 the total number of shares of common stock available for issuance under the Plan for the purpose of assuming the options of INX in the Exchange. The aggregate number of shares of common stock of the Company entitled to vote at the meeting was 5,207,604. Present at the meeting, in person and by proxy, were the holders of 3,002,759 shares of common stock representing 57.66% of the total number of shares entitled to vote and constituting a quorum. The holders of our common stock approved both proposals as follows.

	Number of Votes	Number of Votes	Number of Votes	Broker
	Voted For	Voted Against	Withheld	Non-Vote
Issue common stock and stock options in Exchange for INX minority interest	2,923,999	73,360	5,400	—
Amend the I-Sector Corporation Incentive Plan	2,914,999	85,260	5,400	—

Item 5. Other Information

None

Item 6. Exhibits

18.1	Letter Re: Change in Accounting Principle
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-Sector Corporation.

Date: May 16, 2005	By:	/s/ BRIAN FONTANA

Brian Fontana, Vice President
and Chief Financial Officer

Index to Exhibits

18.1	Letter Re: Change in Accounting Principle
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer