Form 10-Q
period 2005-06-30
I SECTOR CORP
filed 2005-08-15
CIK 1020017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2005 to June 30, 2005
Commission file number: 1-31949
I-Sector Corporation
(Exact name of Registrant as specified in its charter)

Delaware	76-0515249
(State of incorporation)	(I.R.S. Employer Identification Number)
6401 Southwest Freeway
Houston, Texas 77074
(Address of principal executive offices)
(Zip code)
(713) 795-2000
Registrant’s telephone number including area code
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The Registrant has 5,976,926 shares of common stock outstanding as of August 12, 2005.

I-Sector Corporation
FORM 10-Q for the Quarter Ended June 30, 2005
INDEX

Part I. Financial Information
Item 1. Financial Statements (Unaudited):
Condensed Consolidated Statements of Income for the three months ended June 30, 2004 and 2005
Condensed Consolidated Statements of Income for the six months ended June 30, 2004 and 2005
Condensed Consolidated Balance Sheets at December 31, 2004 and June 30, 2005
Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2005
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2005
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II. Other Information
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
Signature
Employment Agreement - Larry Lawhorn
Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
Section 1350 Certification of Principal Executive Officer
Section 1350 Certification of Principal Financial Officer

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited):
I-SECTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,
	2004	2005
Revenue:
Products	$16,609	$28,392
Services	3,109	4,013
Custom projects	2,169	1,943

Total revenue	21,887	34,348

Cost of goods and services:
Products	14,650	24,920
Services	2,052	2,579
Custom projects	886	989

Total cost of goods and services	17,588	28,488

Gross profit	4,299	5,860

Selling, general and administrative expenses	4,236	6,347

Operating income (loss)	63	(487)
Interest and other income (expense), net	(26)	(28)

Income (loss) from continuing operations before income taxes	37	(515)
Income tax benefit	(7)	(33)

Net income (loss) from continuing operations before minority interest	44	(482)
Minority interest	(6)	—

Net income (loss) from continuing operations	38	(482)
Discontinued operations:
Gain on disposal of discontinued operations, net of taxes	13	64

Net income (loss)	$51	$(418)

Net income (loss) per share:
Basic:
Income (loss) from continuing operations before minority interest	$0.01	$(0.09)
Minority interest	—	—
Gain on disposal of discontinued operations, net of taxes	—	0.01
Cumulative effect of change in accounting method	—	—

Net income (loss) per share	$0.01	$(0.08)

Diluted:
Income (loss) from continuing operations before minority interest	$0.01	$(0.09)
Minority interest	—	—
Gain on disposal of discontinued operations, net of taxes	—	0.01
Cumulative effect of change in accounting method	—	—

Net income (loss) per share	$0.01	$(0.08)

Shares used in computing net income (loss) per share:
Basic	4,582,790	5,621,589

Diluted	4,939,206	5,621,589

The accompanying notes are an integral part of the condensed consolidated financial statements

I-SECTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Six months ended June 30,
	2004	2005
Revenue:
Products	$26,803	$51,926
Services	5,053	6,806
Custom projects	4,306	3,384

Total revenue	36,162	62,116

Cost of goods and services:
Products	23,142	45,108
Services	3,338	4,515
Custom projects	1,848	1,721

Total cost of goods and services	28,328	51,344

Gross profit	7,834	10,772

Selling, general and administrative expenses	7,734	17,131

Operating income (loss)	100	(6,359)
Interest and other income (expense), net	(6)	(75)

Income (loss) from continuing operations before income taxes	94	(6,434)
Income tax benefit	(1)	(33)

Net income (loss) from continuing operations before minority interest	95	(6,401)
Minority interest	(6)	(23)

Net income (loss) from continuing operations	89	(6,424)
Discontinued operations:
Gain on disposal of discontinued operations, net of taxes	2	64

Net income (loss) before cumulative effect of change in accounting method	91	(6,360)

Cumulative effect of change in application of percentage of completion method	—	(566)

Net income (loss)	$91	$(6,926)

Net income (loss) per share:
Basic:
Income (loss) from continuing operations before minority interest	$0.02	$(1.18)
Minority interest	—	—
Gain on disposal of discontinued operations, net of taxes	—	0.01
Cumulative effect of change in accounting method	—	(0.10)

Net income (loss) per share	$0.02	$(1.27)

Diluted:
Income (loss) from continuing operations before minority interest	$0.02	$(1.18)
Minority interest	—	—
Gain on disposal of discontinued operations, net of taxes	—	0.01
Cumulative effect of change in accounting method	—	(0.10)

Net income (loss) per share	$0.02	$(1.27)

Shares used in computing net income (loss) per share:
Basic	4,280,599	5,433,778

Diluted	4,658,296	5,433,778

The accompanying notes are an integral part of the condensed consolidated financial statements

I-SECTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,	June 30,
	2004	2005
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,773	$4,888
Accounts and notes receivable, net of allowance of $2,146 and $2,992	30,127	34,124
Inventory	1,159	8,711
Cost and estimated earnings in excess of billings	1,663	935
Other current assets	310	383

Total current assets	38,032	49,041
Property and equipment, net of accumulated depreciation of $2,397 and $2,652	1,787	2,597
Notes receivable, long-term, net of allowance of $250 and $188	207	—
Goodwill	—	7,100
Intangible assets, net of accumulated amortization of $1,005 and $1,225	1,113	1,269

Total Assets	$41,139	$60,007

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$8,220	$8,061
Accounts payable	10,675	24,499
Billings in excess of cost and estimated earnings	63	298
Other current liabilities	5,931	8,127

Total current liabilities	24,889	40,985

Long-term debt	122	65
Minority interest	279	—

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 5,201,354 and 5,965,426 shares issued	52	60
Additional paid in capital	17,513	27,539
Retained deficit	(1,716)	(8,642)

Total stockholders’ equity	15,849	18,957

Total Liabilities and Stockholders’ Equity	$41,139	$60,007

The accompanying notes are an integral part of the condensed consolidated financial statements

I-SECTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	$.01 par value		Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2004	5,201,354	$52	$17,513	$(1,716)	$15,849

Exercise of common stock options	145,914	2	203		205
Exchange of INX and I-Sector options	—	—	5,729	—	5,729
Exchange of INX and I-Sector common stock	244,890	2	1,528	—	1,530
Issuance of shares for Network Architects acquisition	308,166	3	1,997		2,000
Issuance of shares for InfoGroup Northwest acquisition	65,102	1	512		513
Issuance of stock options	—	—	57	—	57
Net loss	—	—	—	(6,926)	(6,926)

Balance at June 30, 2005	5,965,426	$60	$27,539	$(8,642)	$18,957

The accompanying notes are an integral part of the condensed consolidated financial statements

I-SECTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$91	$(6,926)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net (gain) loss from discontinued operations	3	(64)
Tax benefit from discontinued operations	(1)	(33)
Minority interest	6	23
Depreciation and amortization	444	496
Loss on retirement of assets	23	28
Bad debt expense	193	481
Exchange of INX and I-Sector options	—	5,729
Issuance of stock options	—	57
Changes in operating assets and liabilities:
Accounts and notes receivable	(4,434)	(4,271)
Inventory	(699)	(7,552)
Accounts payable	3,277	13,824
Other assets and liabilities	626	3,183

Net cash provided by (used in) operating activities	(471)	4,975

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Network Architects, Corp.	—	(2,355)
Acquisition of InfoGroup Northwest, Inc.	—	(1,997)
Capital expenditures	(457)	(317)

Net cash used in investing activities	(457)	(4,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	85	205
Transaction costs paid for acquisition of INX minority interest	—	(180)
Proceeds from Unit offering	7,632	—
Payments on notes payable	(2,945)	(57)
Notes payable – interest bearing borrowings on credit line	1,204	(159)

Net cash provided by (used in) financing activities	5,976	(191)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,048	115
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,172	4,773

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,220	$4,888

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$10	$219
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of INX minority interest:
Issuance of common stock	—	1,530
Minority interest acquired	—	(302)
Acquisition of Network Architects, Corp.:
Fair value of assets acquired	—	4,355
Common stock issued	—	(2,000)
Acquisition of InfoGroup Northwest, Inc.:
Fair value of assets acquired	—	2,510
Common stock issued	—	(513)
Revaluation of options granted to consultants	(163)	—
Recognition of additional purchase price on Digital Precision acquisition through issuance of INX common stock	234	—
The accompanying notes are an integral part of the condensed consolidated financial statements

I-SECTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. DESCRIPTION OF BUSINESS
I-Sector Corporation and subsidiaries (“I-Sector” or the “Company”) are engaged in the sale and support of IP communications solutions, IP communications network infrastructure, proprietary call center computer-telephony software, and centralized management of remote-enabled computer networks and help desks.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial data as of June 30, 2005 and for the three-month and six-month periods ended June 30, 2004 and 2005 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2004 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles in the United States. However, the Company believes the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair presentation of financial position as of June 30, 2005, results of operations for the three months and six months ended June 30, 2004 and 2005, cash flows for the six months ended June 30, 2004 and 2005, and stockholders’ equity for the six months ended June 30, 2005, have been included. The results of the interim periods are not necessarily indicative of results for the full year or any future period.
Revenue Recognition
I-Sector has a number of different revenue components, which vary between its reportable operating segments. Each reportable operating segment has more than one revenue component, and revenue is recognized differently for each component of revenue earned by operating segment. The material revenue earned by I-Sector, some of which is earned by more than one operating segment, and some by only one operating segment, are:
Products Revenue. Each of I-Sector’s operating segments earn revenue from product shipments. I-Sector recognizes revenue from product shipments when the product is shipped or delivered to the customer.
Services Revenue. All of I-Sector’s operating segments earn revenue from providing stand-alone services. This revenue consists of billings for engineering and technician time, programming services, which are provided on either an hourly basis or a flat-fee basis, support contracts and the service component of maintenance and repair service transactions. These services are contracted for separately from any product sale, and are generally completed in less than three months. Service revenues are recognized when the service is performed and when collection is reasonably assured. Two of I-Sector’s segments sometimes earn agency fee revenue from various sources, the primary source of which is referring customers to other organizations for which an agency fee is received. This revenue is recognized at the earlier of when payment is received or when notification of amounts due is received from the entity paying such agency fee and collectibility is reasonably assured.
One of I-Sector’s segments, Internetwork Experts, Inc. (“INX”), has fixed and flat fee services contracts that extend over three months or more, and are accounted for on the percentage of completion method of accounting. The percentage of revenue recognized in any particular period is determined on the basis of the relationship of the actual hours worked to estimated total hours to complete the contract. Revisions of the estimated hours to complete are reflected in the period in which the facts necessitating the revisions become known. When a contract indicates a loss, a provision is made for the total anticipated loss.

Custom Project Revenue. One of I-Sector’s segments, Stratasoft, earns revenue from projects that are recognized using the percentage of completion method of accounting. The majority of Stratasoft’s revenue consists of system sales in which it bundles its proprietary software, along with third-party hardware products and material related software customization services, installation, training services, warranty services and incidental post contract support (“PCS”) together under a single contract with the customer. PCS is insignificant on such contracts for one year or less, and therefore, we have determined that the value of such PCS should not be unbundled from the project revenue as set forth in paragraph 59 of SOP 97-2. Accordingly, such PCS revenue is recognized together with the project revenue, and the estimated cost to provide the PCS is accrued. The value of the PCS is determinable within the contract, which defines the period that the PCS is granted and offers renewals at stated amounts, thereby defining the value of the PCS. The software customization, together with the hardware customization and integration, represent a significant modification, customization and/or production of the product and, therefore, the entire arrangement is required to be accounted for using the percentage of completion method of accounting pursuant to SOP 81-1. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Revisions of estimates are reflected in the period in which the facts necessitating the revisions become known. When a contract indicates a loss, a provision is made for the total anticipated loss. The percentage-of-completion method relies on estimates of expected contract revenue and costs. Prior to January 1, 2005, the percentage of revenue recognized in any particular period was determined principally on the basis of the relationship of the cost of work performed on the contract compared to the estimated total costs expected to be incurred under the contract. Effective January 1, 2005, the Company changed its method of computing the percentage of completion from total project costs to total labor costs, as further discussed in Note 5. The following reflects the amounts relating to uncompleted contracts:

	December 31,	June 30,
	2004	2005
Costs incurred on uncompleted contracts	$1,675	$1,568
Estimated earnings	4,862	3,098
Less: billings to date	(4,937)	(4,029)

Total	$1,600	$637

Included in accompanying balance sheets under the following captions:
Cost and estimated earnings in excess of billings	$1,663	$935
Billings in excess of cost and estimated earnings	(63)	(298)

Total	$1,600	$637

Vendor Incentives
INX participates in a significant vendor incentive program. The incentives are generally earned based on sales volume, sales growth and customer satisfaction levels. The amounts earned under these programs are accrued when realization is deemed probable and can be reasonably measured; otherwise, they are recorded when they are declared by the vendor or the cash is received, whichever is earlier. The incentives are recorded as a reduction of cost of goods and services. Selling, general and administrative expenses are increased for any associated commission expense and payroll tax related to the incentives. When vendor incentives are not recognized until vendor declaration or cash receipt, then their effect on cost of goods can vary significantly among quarterly and annual reporting periods. Vendor incentives of $0 and $405 were recognized during the three-month periods ended June 30, 2004 and 2005, respectively. Vendor incentives of $622 and $1,069 were recognized during the six-month periods ended June 30, 2004 and 2005, respectively. Vendor incentives reported for the 2004 periods relate to the six-month measurement period ended January 31, 2004 and vendor incentives for the 2005 periods are for the three and six month periods ended June 30, 2005.
Stock-Based Compensation
The Company has elected to account for employee stock-based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Bulletin (“APB”) No. 25 “Accounting for Stock Issued to Employees”. Under this method no compensation expense is recognized when the number of shares granted is known and the exercise price of the stock option is equal to or greater than the fair value of the common stock on the grant date. I-Sector and its subsidiaries apply the fair value method as prescribed by SFAS No. 123, as interpreted and amended, for stock and stock options issued to non-employees and during the three and six month periods ended June 30, 2004, recorded $25 expense and a $39 benefit, respectively.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005

Compensation cost recognized in reported net income (loss), net of tax	$—	$57	$—	$5,786

Basic and diluted:
Net income (loss) as reported	$51	$(418)	$91	$(6,926)
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	23	500	45	540

Pro forma net income (loss)	$28	$(918)	$46	$(7,466)

Earnings per share:
Basic — as reported	$0.01	$(0.07)	$0.01	$(1.27)
Basic — pro forma	$0.01	$(0.16)	$0.01	$(1.33)

Diluted — as reported	$0.01	$(0.07)	$0.01	$(1.27)
Diluted — pro forma	$0.01	$(0.16)	$0.01	$(1.33)
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
The Company will be required to recognize expense related to stock options and other types of equity-based compensation beginning in 2006 and such cost must be recognized over the period during which the recipient is required to provide service in exchange for the award. The requisite service period is usually the vesting period. The standard also requires the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. Additionally, the Company may be required to change the method used to determine the fair value of stock options.
3. ACQUISITIONS
The Company completed two acquisitions during the three month period ended June 30, 2005 as detailed below. The acquisitions were consummated to improve the Company’s geographical presence and enhance its technical capabilities.

Network Architects, Corp.
Effective May 26, 2005, the Company acquired the operations and certain assets of Network Architects, Corp. (“Netarch”), a data network and IP telephony systems design, installation and support business with branches in Albuquerque, New Mexico, and El Paso, Texas. The consideration paid at closing consisted of cash in the amount of $2,000, common stock valued at $2,000, and payment of a note payable to a bank in the amount of $300. Legal and other costs of $55 were paid in cash in connection with the transaction. The calculation of the 308,166 shares of Company’s common stock issued was determined by dividing $2,000 by the average closing price per share for the Common Stock as reported by AMEX for the five consecutive trading days ending May 20, 2005.
The Company will pay Netarch additional purchase price consideration if certain financial milestones are achieved. To the extent that the operating profit attributable to Netarch’s former Albuquerque, New Mexico, and El Paso, Texas, branches (“Operating Profit”) during the twelve-month period ending May 31, 2006 is positive, the Company will pay Netarch an additional purchase price equal to 75% of Operating Profit during such period. This additional purchase price shall not exceed $525, and at the Company’s option 50% of such additional purchase price may be paid in the form of common stock. In addition, the Company will issue Netarch a maximum of 75,000 shares of common stock following each of the twelve-month periods ending May 31, 2006, 2007 and 2008 if Operating Profit during such periods exceeds $600, $660, and $726, respectively. If Operating Profit is less than the applicable milestone for any of the three years, the number of shares of common stock issuable by the Company shall be equal to 75,000 multiplied the percentage of actual Operating Profit during the period as compared to the applicable milestone. Additional purchase price consideration, if any, will be recorded as goodwill.
InfoGroup Northwest, Inc.
Effective June 29, 2005, the Company acquired the operations and certain assets of the InfoGroup Northwest, Inc. (“InfoGroup”) network solutions business with branches in Seattle, Washington, and Portland and Eugene, Oregon. The consideration paid at closing consisted of cash in the amount of $1,900 and common stock valued at $500. Legal, broker, and other costs of $110 were incurred in connection with the transaction, of which $12 was paid through the issuance of 1,586 shares of common stock and the remainder paid in cash. The calculation of the 63,516 shares of the Company’s common stock issued was determined by dividing $500 by the average closing price per share for the common stock as reported by AMEX for the five consecutive trading days ending June 24, 2005.
The Company will pay InfoGroup additional purchase price consideration if operating profit attributable to InfoGroup’s former Seattle, Washington, and Portland and Eugene, Oregon, branches (“Operating Profit”) during the twelve-month period ending June 30, 2006 is at least $400. 50% of such additional purchase price will be paid in cash and the remaining 50% shall be paid in the form of common stock. The additional purchase price will be $300 if Operating Profit is between $400 and $550; $500 if Operating Profit is between $550 and $650; $900 if Operating Profit is between $650 and $700 and $1,000, plus 50% of the Operating Profit over and above $700 if Operating Profit exceeds $700. Additional purchase price consideration, if any, will be recorded as goodwill.
The following table summarizes the estimated fair values, including professional fees and other related acquisition costs, at the date of acquisition. The Company obtained a preliminary third party valuation estimate of certain tangible and intangible assets, which is subject to refinement.

	Network	InfoGroup
	Architects,	Northwest,
	Corp.	Inc.

Allocated acquisition cost:
Intangibles — customer relationships and noncompete agreements amortized over 3 years	$241	$134
Fixed assets	500	297
Transaction costs	55	110
Goodwill	3,559	1,969

Total acquisition cost	$4,355	$2,510

Goodwill recognized in the above transactions is reported under the INX segment.
Pro Forma Summary (Unaudited)
The following pro forma consolidated amounts give effect to the Company’s acquisition of NetArch and Infogroup as if they had occurred January 1, 2004. The pro forma consolidated amounts are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2005	2004	2005
Revenues	$28,788	$40,064	$48,438	$76,038

Net income (loss) before cumulative effect of change in accounting method	$177	$(271)	$344	$(5,794)

Net income (loss)	$177	$(271)	$344	$(6,360)

Earnings per share:
Basic:
Net income (loss) before cumulative effect of change in accounting method	$0.04	$(0.05)	$0.07	$(1.00)

Net income (loss)	$0.04	$(0.05)	$0.07	$(1.10)

Diluted:
Net income (loss) before cumulative effect of change in accounting method	$0.03	$(0.05)	$0.07	$(1.00)

Net income (loss)	$0.03	$(0.05)	$0.07	$(1.10)

Weighted average shares used in calculation:
Basic	4,954,472	5,993,271	4,652,281	5,805,460

Diluted	5,310,888	5,993,271	5,029,978	5,805,460

4. SEGMENT INFORMATION
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
For the quarter ended June 30, 2005:

	INX	Stratasoft	Valerent	Corporate	Eliminations	Consolidated
Revenue:
Products	$27,995	$—	$398	$—	$(1)	$28,392
Services	2,822	—	1,191	—	—	4,013
Custom projects	—	1,943	—	—	—	1,943

Total revenue	30,817	1,943	1,589	—	(1)	34,348

Gross profit:
Products	3,480	—	(8)	—	—	3,472
Services	976	—	458	—	—	1,434
Custom projects	—	954	—	—	—	954

Total gross profit	4,456	954	450	—	—	5,860

Selling, general and administrative expenses	3,664	1,723	580	380	—	6,347

Operating income (loss)	$792	$(769)	$(130)	$(380)	$—	(487)

Interest and other income (expense), net						(28)

Loss before income taxes and minority interest						(515)
Income tax benefit						33
Net gain on disposal of discontinued operations, net of taxes						64

Net loss						$(418)

For the quarter ended June 30, 2004:

	INX	Stratasoft	Valerent	Corporate	Eliminations	Consolidated
Revenue:
Products	$16,354	$—	$505	$—	$(250)	$16,609
Services	1,625	—	1,484	—	—	3,109
Custom projects	—	2,169	—	—	—	2,169

Total revenue	17,979	2,169	1,989	—	(250)	21,887

Gross profit:
Products	1,914	—	45	—	—	1,959
Services	480	—	577	—	—	1,057
Custom projects	—	1,283	—	—	—	1,283

Total gross profit	2,394	1,283	622	—	—	4,299

	INX	Stratasoft	Valerent	Corporate	Eliminations	Consolidated
Selling, general and administrative expenses	2,318	1,131	486	301	—	4,236

Operating income (loss)	$76	$152	$136	$(301)	$—	63

Interest and other income, net						(26)

Income from continuing operations before income taxes						37
Income tax benefit						7

Net income from continuing operations						44
Minority interest						(6)
Net gain on disposal of discontinued operations, net of taxes						13

Net income						$51

For the six months ended June 30, 2005:

	INX	Stratasoft	Valerent	Corporate	Eliminations	Consolidated
Revenue:
Products	$51,148	$—	$800	$—	$(22)	$51,926
Services	4,330	—	2,476	—	—	6,806
Custom projects	—	3,384	—	—	—	3,384

Total revenue	55,478	3,384	3,276	—	(22)	62,116

Gross profit:
Products	6,817	—	1	—	—	6,818
Services	1,300	—	991	—	—	2,291
Custom projects	—	1,663	—	—	—	1,663

Total gross profit	8,117	1,663	992	—	—	10,772

Selling, general and administrative expenses	6,622	2,956	1,120	6,433	—	17,131

Operating income (loss)	$1,495	$(1,293)	$(128)	$(6,433)	$—	(6,359)

Interest and other income (expense), net						(75)

Loss before income taxes and minority interest						(6,434)
Income tax benefit						33
Minority interest						(23)
Net gain on disposal of discontinued operations, net of taxes						64

Net loss before cumulative effect of change in accounting method						(6,360)
Cumulative effect of change in application of percentage of completion method						(566)

Net loss						$(6,926)

For the six months ended June 30, 2004:

	INX	Stratasoft	Valerent	Corporate	Eliminations	Consolidated
Revenue:
Products	$26,415	$—	$839	$—	$(451)	$26,803
Services	2,538	—	2,515	—	—	5,053
Custom projects	—	4,306	—	—	—	4,306

Total revenue	28,953	4,306	3,354	—	(451)	36,162

Gross profit:
Products	3,593	—	68	—	—	3,661
Services	803	—	912	—	—	1,715
Custom projects	—	2,458	—	—	—	2,458

Total gross profit	4,396	2,458	980	—	—	7,834

Selling, general and administrative expenses	4,202	2,150	876	506	—	7,734

Operating income (loss)	$194	$308	$104	$(506)	$—	100

Interest and other income, net						(6)

Income from continuing operations before income taxes						94
Income tax benefit						1

Net income from continuing operations						95
Minority interest						(6)
Net gain on disposal of discontinued operations, net of taxes						2

Net income						$91

5. CHANGE IN APPLICATION OF ACCOUNTING METHOD
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
The change in accounting method was applied by recording the cumulative effect of the change amounting to $566 in the condensed consolidated statement of income for the six months ended June 30, 2005. Had the change in accounting method not been made, net loss for the three and six month periods ended June 30, 2005 would have increased by $645 or $0.11 per share (basic and diluted) and by $558 or $0.10 per share (basic and diluted), respectively. The pro forma effect has not been presented for prior periods due to the inability to accurately compute the effect of the change prior to December 31, 2004. Due to the Company’s net operating loss carryforward position, there is no income tax effect to the cumulative effect adjustment.
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
In the three and six month periods ended June 30, 2004, net income from continuing operations for purposes of computing the income per share decreased $0 and $5, respectively, for the assumed exercise of INX options under the treasury method. For the three and six month periods ended June 30, 2005, I-Sector’s potentially dilutive options of 1,193,561 and 1,171,627, respectively, were not used in the calculation of diluted earnings since the effect of potentially dilutive securities in computing a loss per share is antidilutive.

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Numerator for basic earnings per share:
Net income (loss) from continuing operations before minority interest	$44	$(482)	$95	$(6,401)
Minority interest	(6)	—	(6)	(23)
Gain on disposal of discontinued operations, net of taxes	13	64	2	64
Cumulative effect of change in accounting method	—	—	—	(566)

Net income (loss)	$51	$(418)	$91	$(6,926)

Numerator for diluted earnings per share:
Net income (loss) from continuing operations before minority interest	$44	$(482)	$95	$(6,401)
Minority interest	(6)	—	(6)	(23)
INX income attributable to potential minority interest net income (loss) from continuing operations used in computing loss per share	—	—	(5)	—
Gain on disposal of discontinued operations, net of taxes	13	64	2	64
Cumulative effect of change in accounting method	—	—	—	(566)

Net income (loss)	$51	$(418)	$86	$(6,926)

Denominator for basic earnings per share — weighted-average shares outstanding	4,582,790	5,621,589	4,280,599	5,433,778
Effect of dilutive securities — shares issuable from assumed conversion of common stock options and restricted stock	356,416	—	377,697	—

Denominator for diluted earnings per share — weighted-average shares outstanding	4,939,206	5,621,589	4,658,296	5,433,778

7. STOCKHOLDERS’ EQUITY
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

Common Stock Repurchase Plan
Effective March 31, 2005, the Board of Directors authorized the repurchase of up to 200,000 shares of the Company’s common stock on or before July 31, 2005. These repurchases were required to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements and other factors. The plan did not obligate the Company to purchase any particular amount of common stock, and could be suspended at any time at the Company’s discretion. The plan expired on July 31, 2005 with no common stock repurchased.
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
8. STOCK OPTION PLANS
Under the 1996 Incentive Stock Plan (the “1996 Incentive Plan”) and the 1996 Non-Employee Director Stock Option Plan (the “Director Plan”) as approved by the shareholders, I-Sector’s Compensation Committee may grant up to 417,500 shares of common stock, which have been reserved for issuance to certain employees of I-Sector. At June 30, 2005, 5,150 shares were available for future grant under the 1996 Incentive Plan. The 1996 Incentive Plan provides for the granting of incentive awards in the form of stock options, restricted stock, phantom stock, stock bonuses and cash bonuses in accordance with the provisions of the plan. Additionally, no shares may be granted after the tenth anniversary of the 1996 Incentive Plan’s adoption. I-Sector has reserved for issuance, under the Director Plan, 100,000 shares of common stock, subject to certain anti-dilution adjustments, of which no shares were available for future grants at June 30, 2005. The Director Plan provides for a one-time grant to newly elected directors to purchase up to 5,000 common shares, after which each director is entitled to receive an option to purchase up to 5,000 common shares upon each date of re-election to I-Sector’s Board of Directors. Options granted under the Director Plan and the 1996 Incentive Plan have an exercise price equal to the fair market value on the date of grant and generally expire ten years after the grant date.
The I-Sector Corporation Incentive Plan provides for the granting of incentive awards in the form of stock-based awards and cash bonuses in accordance with the provisions of the plan. All employees, including officers, and consultants and non-employee directors are eligible to participate in the I-Sector Corporation Incentive Plan. Generally, the Compensation Committee has the discretion to determine the exercise price of each stock option under the I-Sector Corporation Incentive Plan, and they must be exercised within ten years of the grant date, except those classified as Incentive Stock Option (“ISO”) grants to a 10% or greater stockholder. ISO options grants to a 10% or greater stockholder must be exercised within five years of the grant date. The exercise price of each ISO option grant may not be less than 100% of the fair market value of a share of common stock on the date of grant (110% in the case of a 10% or greater stockholder). At the special shareholder’s meeting held on March 18, 2005, the plan was amended to increase the number of shares of common stock available for stock option grants to 2,023,103 to accommodate the 1,123,103 options that were assumed in the exchange of INX stock options discussed in Note 7. At the annual shareholder’s meeting held on May 11, 2005, the plan was amended to increase the number of shares of common stock available for stock option grants to 2,273,103 At June 30, 2005, 381,000 shares were available for future option grants under the I-Sector Corporation Incentive Plan.

During April 2005, options for 10,000 shares were granted to an employee at an exercise price of $0.01. The difference between the exercise price and fair market value at date of grant of $57 was charged to earnings during the three and six month periods ended June 30, 2005, with a corresponding increase in additional paid-in-capital, resulting in no impact on total stockholders’ equity.
The activity of employees and non-employees in all plans for the six months ended June 30, 2005 is summarized below:

		Weighted Ave
	Shares	Exercise Price

Options outstanding at beginning of the period	652,921	$3.37
Granted during the period	218,500	$6.25
INX options assumed at conversion rate	1,123,103	$1.15
Exercised during the period	(145,914)	$1.41
Cancelled during the period	(10,000)	$8.06

Options outstanding at end of period	1,838,610	$2.54

Options exercisable at end of period	1,546,262	$1.83

Options outstanding price range	$0.01 to $7.76
Weighted average fair value of options granted during the period	$6.25
Options weighted average remaining life	7.32 Years

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
	Shares	Life	Price	Shares	Price
$0.01 to $0.99	108,747	5.53	$0.10	103,747	$0.11
$1.00 to $1.99	1,167,750	6.78	1.33	1,154,517	1.33
$2.00 to $3.99	96,680	7.61	2.61	96,530	2.61
$4.00 to $6.99	231,933	8.52	4.62	139,801	4.56
$7.00 to $7.76	233,500	9.53	7.59	51,667	7.57

Total	1,838,610	7.32	$2.54	1,546,262	$1.83

9. DEBT
Inventory floor plan borrowings of $16,024 and $25,893 as of December 31, 2004 and June 30, 2005, respectively, under the agreement with Textron are reflected in accounts payable in the accompanying consolidated balance sheets, except for $8,122 and $7,956 as of December 31, 2004 and June 30, 2005, respectively, that is interest bearing and reflected in short term debt in the accompanying consolidated balance sheets. The total borrowings at June 30, 2005 were $893 in excess of the borrowing limit under the Textron Agreement, which was eliminated in the subsequent month. At June 30, 2005 we were not in compliance with the Current Ratio and EBITDA financial covenants contained in the Textron agreement, for which we obtained a waiver from Textron. We anticipate that we will be able to comply with the Textron agreement loan covenants during the next twelve months.
10. DISCONTINUED OPERATIONS
During the second quarter, the Company resolved the collectability of certain accounts receivable and revised the estimated future expenses for pending litigation relative to its discontinued Telecom and Computer Products Divisions. For the three month period ended June 30, 2005, a gain of $43 was recorded for the collection of fully reserved accounts receivable. Also during the three month period ended June 30, 2005, a gain of $54 was recorded as a result of the revision of the estimated expense. The balance sheet caption “Other current liabilities” includes $625 and $571 at December 31, 2004 and June 30, 2005, respectively, for estimated future expenses related to settlement of pending litigation of discontinued operations. Management intends to vigorously contest the claim and believes that any additional liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.
11. RECLASSIFICATIONS
Certain prior period amounts in the balance sheet presented herein have been reclassified to conform to the current period presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements, including the notes thereto included elsewhere in this Form 10-Q and our annual report on Form 10-K for the fiscal year ended December 31, 2004 previously filed with the Securities and Exchange Commission. Amounts are presented in thousands except for share and per share data.
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
General
We are a leading regional provider of IP telephony and other network infrastructure and related implementation and support services. The IP telephony industry is characterized by rapidly evolving and competing technologies. We compete with larger and better financed entities. Our principal offices are currently located in Texas, New Mexico, Oregon, and Washington, and we primarily market to potential customers headquartered in, or making purchasing decisions from, Texas. Our long-term goal, however, is to become one of the leading national providers of Cisco-centric network and IP telephony solutions to enterprises.
We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of two acquisitions during the second quarter of 2005, a key financial transaction in the first quarter of 2005, and a change in application of an accounting principle that have important implications for our results of operations and financial condition.
Acquisitions
The Company completed two acquisitions during the three month period ended June 30, 2005 as detailed below. The acquisitions were consummated to improve the Company’s geographical presence and enhance its technical capabilities.
Network Architects, Corp.
Effective May 26, 2005, the Company acquired the operations and certain assets of Network Architects, Corp. (“Netarch”), a data network and IP telephony systems design, installation and support business with branches in Albuquerque, New Mexico, and El Paso, Texas. The consideration paid at closing consisted of cash in the amount of $2,000, restricted common stock valued at $2,000, and payment of a note payable to a bank in the amount of $300. Legal and other costs of $55 were paid in cash in connection with the transaction. The calculation of the 308,166 shares of Company’s common stock issued was determined by dividing $2,000 by the average closing price per share for the Common Stock as reported by AMEX for the five consecutive trading days ending May 20, 2005.
The Company will pay Netarch additional purchase price consideration if certain financial milestones are achieved. To the extent that the operating profit attributable to Netarch’s former Albuquerque, New Mexico, and El Paso, Texas, branches (“Operating Profit”) during the twelve-month period ending May 31, 2006 is positive, the Company will pay Netarch an additional purchase price equal to 75% of Operating Profit over such period. This additional purchase price shall not exceed $525, and at the Company’s option 50% of such additional purchase price may be paid in the form of common stock. In addition, the Company will issue Netarch a maximum of 75,000 shares of common stock following each of the twelve-month periods ending May 31, 2006, 2007 and 2008 if Operating Profit during such periods exceeds $600, $660, and $726, respectively. If Operating Profit is less than the applicable milestone for any of the three years, the number of shares of common stock issuable by the Company shall be equal to 75,000 multiplied the percentage of actual Operating Profit during the period as compared to the applicable milestone. Additional purchase price consideration, if any, will be recorded as goodwill.
InfoGroup Northwest, Inc.
Effective June 29, 2005, the Company acquired the operations and certain assets of the InfoGroup Northwest, Inc. (“InfoGroup”) network solutions business with branches in Seattle, Washington, and Portland and Eugene, Oregon. The consideration paid at closing consisted of cash in the amount of $1,900 and restricted common stock valued at $500. Legal, broker, and other costs of $110 were incurred in connection with the transaction, of which $12 was paid through the issuance of 1,586 shares of common stock and the remainder paid in cash. The calculation of the 63,516 shares of the Company’s common stock issued was determined by dividing $500 by the average closing price per share for the common stock as reported by AMEX for the five consecutive trading days ending June 24, 2005.
The Company will pay InfoGroup additional purchase price consideration if operating profit attributable to InfoGroup’s former Seattle, Washington, and Portland and Eugene, Oregon, branches (“Operating Profit”) during the twelve-month period ending June 30, 2006 is at least $400. 50% of such additional purchase price will be paid in cash and the remaining 50% shall be paid in the form of common stock. The additional purchase price will be $300 if Operating Profit is between $400 and $550; $500 if Operating Profit is between $550 and $650; $900 if Operating Profit is between $650 and $700 and $1,000, plus 50% of the Operating Profit over and above $700 if Operating Profit exceeds $700. Additional purchase price consideration, if any, will be recorded as goodwill.
Elimination of Minority Interest in INX
Between April 2004 and March 18, 2005, our INX subsidiary had a minority interest. The minority interest was eliminated through an exchange of the minority interest for 244,890 shares of I-Sector common stock on March 18, 2005.
Prior to April 2004, INX had been our wholly-owned subsidiary. In April 2004, INX ceased to be a wholly-owned subsidiary as the result of the issuance of INX common stock to the former owners of Digital Precision, Inc., which INX acquired in April 2003. In connection with that acquisition, we agreed to issue to the seller 1,800,000 shares of INX common stock as additional purchase consideration for their business if certain employees remained employed through April 4, 2004, the first anniversary of the acquisition. This condition was met and the INX stock was issued in April 2004. At the time of issuance of that INX common stock, we recognized additional customer list value of $234 as an intangible asset to be amortized over a two year period. When that issuance occurred, our ownership percentage of INX’s common stock declined to approximately 92.4%, and we recognized $162 of minority interest on our balance sheet upon issuance.
On February 1, 2005, we entered into an agreement with the INX minority shareholder to eliminate the minority interest through an exchange of the INX minority shareholder interest for a similar interest in I-Sector, contingent upon I-Sector stockholder approval. Upon stockholder approval on March 18, 2005, INX became a wholly-owned subsidiary of the Company. The exchange of the minority interest resulted in a remeasurement of the stock options that were part of the minority interest and such remeasurement resulted in a $5,729 one-time non-cash charge to earnings, which was equal to the intrinsic value of the stock options on March 18, 2005. The charge to earnings was reflected as an increase in selling, general, and administrative expenses with a corresponding increase in additional paid-in-capital. As a result, the exchange of options had no impact on total stockholders’ equity.
The elimination of the minority interest simplifies our capital structure and eliminates the minority interest on our financial statements, but increases the shares used to compute diluted earnings per share due to the shares of our common stock issued in the exchange and because of the increased number of stock options resulting from exchanging INX stock options for our stock options.
Our consolidated financial statements for periods prior to March 18, 2005, the date of the exchange, reflected a minority interest adjustment of the profits and losses of INX attributable to the minority ownership. For 2004, we reported income attributable to minority interest of $117 in our statement of operations and a minority interest balance of $279 in our balance sheet. For the period January 1, 2005 through March 18, 2005 we reported income attributable to minority interest of $23 in our statement of operations. The elimination of the minority interest through the issuance of Company stock was recorded under the purchase method of accounting. Goodwill of $1,400 and the elimination of the $302 minority interest balance were recorded, offset by an increase in common stock and additional paid-in-capital of $1,530.
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
The change in accounting method was applied by recording the cumulative effect of the change amounting to $566 in the condensed consolidated statement of income for the three months ended March 31, 2005. Had the change in accounting method not been made, net income for the three and six month periods ended June 30, 2005 would have decreased by $645, or $ .11 per share (basic and diluted) and by $558, or $ .10 per share (basic and diluted), respectively. The pro forma effect has not been presented for prior periods due to the inability to accurately compute the effect of the change prior to December 31, 2004. Due to the Company’s net operating loss carryforward position, there is no income tax effect to the cumulative effect adjustment.
Results Of Operations
Overview
Sources of Revenue. Our revenue is derived from three segments represented by our three operating subsidiaries, INX, Stratasoft and Valerent. During the quarter ended June 30, 2005, INX, Stratasoft and Valerent accounted for 89.7%, 5.7% and 4.6%, respectively, of total consolidated revenue. During the six months ended June 30, 2005, INX, Stratasoft and Valerent accounted for 89.3%, 5.4% and 5.3%, respectively, of total consolidated revenue.
INX revenue consists of product and service revenue. Product revenue consists of reselling Cisco products and limited amounts of complementary products by other manufacturers. Service revenue is generated by fees from a variety of implementation and support services. Product prices for INX are set by the market for Cisco products, and provide our lowest gross margins. Service revenue for INX has recently provided a higher gross margin that has generally increased over the past several years as the cost of INX’s technical resources, which are reflected as a cost of service, has decreased as a percentage of services revenue. Also, fixed and flat fee service contracts that extend over three months or more are accounted for using the percentage of completion method of accounting. Historically, the majority of INX’s services revenue has been generated from implementation services, which is project oriented and tends to be volatile. As the number, frequency and size of INX projects has grown, INX has achieved better utilization of its engineering resources resulting in improved gross margins on services. The normal sales cycles for corporate customers typically ranges from three to six months depending on the nature, scope and size of the deal involved. However, our direct experience with school districts involved in E-Rate funding (a governmental funding program for schools) indicates that the sales lead time is generally about six to twelve months.
As previously reported, during late 2004 we experienced significant payment delays related to receivables owed to the Company related to a project for the Dallas Independent School District (“DISD”) that is partially funded by DISD and partially funded by the Schools and Libraries Division (the “SLD”) of the Universal Services Administration Company, an organization under the Federal Communications Commission that administers the E-Rate program, a Federally funded program that partially funds network and connectivity technology infrastructure for schools. The DISD project is performed by a consortium of vendors, including the Company, and administered by one of the consortium members that has been appointed to act as the lead consortium member. As a result of the payment delays in late 2004, we elected to suspend further shipment of products at that time. In early 2005, we collected a significant portion of the past due receivables and we resumed shipment of products. We currently have approximately $13.4 million in receivables outstanding with DISD under the SLD-funded project. Recently we learned through communication with DISD and other consortium members that SLD has placed on hold payment of all outstanding DISD project receivables pending completion of its inquiry into information that appeared in the press concerning the lead consortium member. Based on the information available to us, we do not believe the SLD inquiry involves any act or omission by the Company. While we do not believe there is any material risk that would impair the ultimate collection of these receivables, we have not received any indication as to when the SLD inquiry will be completed or when SLD will resume payment of the DISD project receivables. The delay in payment of these receivables has caused our accounts receivable to be higher than our expected and historical levels, has increased the level of aged accounts receivable, and has adversely affected our liquidity position because as receivables become aged they become ineligible as collateral under our primary credit facility. In order to provide required liquidity for our current and anticipated levels of operations, we obtained a conditional approval from our primary lender to amend our existing $25 million credit facility to (i) provide for revolving advances subject to collateral availability, subject to a lockbox and blocked account agreement and other agreements and documentation as our primary lender may require, (ii) remove availability from the current credit facility equal to amounts outstanding under a new temporary DISD project credit facility (described below), and (iii) provide for a new temporary credit facility for the aged DISD project receivables with maximum borrowing capacity of $4.0 million providing for advances against the DISD project receivables, with a maximum advance rate of 30% against such DISD project receivables, and subject to reserves, conditions and other limitations consistent with those applicable to our current credit facility. The conditional approval is subject to customary conditions in the primary lender’s sole discretion including written approval from a participant bank and final documentation.
In mid-2003, INX introduced Netsurant, its branded support service that consists primarily of customer service personnel and a support center, and such new support service offering required an upfront fixed cost to operate a network operations center to monitor customer’s systems. This has created negative gross margins from this new Netsurant service offering, which we expect will continue until such time as Netsurant support services revenue exceeds the fixed cost of operating the network operations center. Eventually, we anticipate that the Netsurant support offering could further improve overall services gross margins. Through June 30, 2005, Netsurant service revenue was not material.
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
In addition, our quarterly gross profit and gross margin can be materially affected by vendor incentives received in certain quarterly periods, most of which are Cisco incentives received by INX. The incentive programs sponsored by Cisco currently enable us to qualify for cash rebates or product pricing discounts. These incentives are generally earned based on sales volume, sales growth and customer satisfaction levels. The amounts earned under these programs are recorded as a reduction of cost of goods and can vary significantly between periods. Currently, incentives by Cisco are paid semiannually, and are typically paid in the first and third quarters of each calendar year. Incentives are recognized when we receive payment from the supplier or when we have earned and can reasonably estimate the amount due from the supplier. During the three and six month periods ended June 30, 2005, we recognized $405 and $1,069, respectively, in vendor incentives, and we accrued $107 and $245, respectively, in commission expense related to the vendor incentives earned by sales personnel in association with this vendor incentive program.
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
Tax Loss Carryforward. Because of our prior operating losses we have accumulated a net operating loss carryforward for federal income tax purposes that, as of June 30, 2005, was approximately $1.2 million and is available to offset future federal taxable income. This carryforward expires during the period 2023 through 2025. In addition to potential expiration, there are several factors that could limit or eliminate our ability to use these carryforwards. For example, under Section 382 of the Internal Revenue Code of 1986, as amended, use of prior net operating loss carryforwards is limited after an ownership change. If we achieve sustained profitability, which may not happen, the use of net operating loss carryforwards would reduce our tax liability and increase our net income and available cash resources. When all operating loss carryforwards have been used or have expired, we would again be subject to increased tax expense and reduced earnings due to such tax expense.
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

	Three months ended June 30,
	2004		2005
	Amount	%	Amount	%
	(Dollars in thousands)
Revenue
INX product	$16,354	74.7	$27,995	81.5
INX service	1,625	7.4	2,822	8.2

Total INX revenue	17,979	82.1	30,817	89.7

Stratasoft — Custom projects	2,169	9.9	1,943	5.7

Valerent product	505	2.3	398	1.2
Valerent service	1,484	6.8	1,191	3.5

Total Valerent revenue	1,989	9.1	1,589	4.6

Eliminations revenue	(250)	(1.1)	(1)	0.0

Total revenue	21,887	100.0	34,348	100.0
Gross profit:
INX product	1,914	11.7	3,480	12.4
INX service	480	29.5	976	34.6

Total INX gross profit	2,394	13.3	4,456	14.5
Stratasoft — Custom projects	1,283	59.2	954	49.1

Valerent product	45	8.9	(8)	(2.0)
Valerent service	577	38.9	458	38.5

Total Valerent gross profit	622	31.3	450	28.3

Total gross profit	4,299	19.6	5,860	17.1
Selling, general and administrative expenses:
INX	2,318	12.9	3,664	11.9
Stratasoft	1,131	52.1	1,723	88.7
Valerent	486	24.4	580	36.5
Corporate	301	N/A	380	N/A

	Three months ended June 30,
	2004		2005
	Amount	%	Amount	%
	(Dollars in thousands)
Total selling, general and administrative expenses	4,236	19.4	6,347	18.5
Operating income (loss):
INX	76	0.4	792	2.6
Stratasoft	152	7.0	(769)	(39.5)
Valerent	136	6.8	(130)	(8.2)
Corporate	(301)	N/A	(380)	N/A

Total operating (loss) income	63	0.3	(487)	(1.4)
Interest and other income (expense), net	(26)	(0.1)	(28)	(0.1)

Income (loss) from continuing operations before income taxes	37	0.2	(515)	(1.5)
Income tax benefit	(7)	0.0	(33)	(0.1)

Net income (loss) from continuing operations before minority interest	44	0.2	(482)	(1.4)
Minority interest	(6)	0.0	—	—
Gain on disposal of discontinued operations, net of taxes	13	(0.0)	64	0.2

Net income (loss) before change in accounting method	51	0.2	(418)	(1.2)
Cumulative effect of change in application of percentage of completion method	—	—	—	—

Net income (loss)	$51	0.2	$(418)	(1.2)

Three Months Ended June 30, 2004 Compared To the Three Months Ended June 30, 2005
Revenue. Our total revenue increased by $12,461, or 56.9%, from $21,887 to $34,348.
INX revenue increased by $12,838, or 71.4%, from $17,979 to $30,817. As a percentage of total revenue, INX revenue increased from 82.1% to 89.7%. INX product revenue increased $11,641, or 71.2% from $16,354 to $27,995. The increase in product revenue is due to increased numbers of sales account managers and customers, as well as approximately one month of revenue contribution from the Network Architects acquisition.
INX service revenue increased $1,197 or 73.7% from $1,625 to $2,822. The increase in services is generally associated with the increase in product sales and the related design and installation services performed in conjunction with such product sales as well as an increase in post-sale support services revenue.
Stratasoft revenue decreased by $226, or 10.4%, from $2,169 to $1,943. As a percentage of total revenue, Stratasoft revenue decreased from 9.9% to 5.7%. The decrease in Stratasoft revenue was substantially attributable to decreased contract bookings in the quarter, which were below our expectations.
Valerent revenue decreased by $400, or 20.1%, from $1,989 to $1,589. As a percentage of total revenue, Valerent revenue decreased from 9.1% to 4.6%. The decrease in Valerent revenue was primarily attributable to decreased service revenue of $293, although product sales also decreased $107. The decrease in service revenue is primarily attributable to decreased revenue from a single customer.
Gross Profit. Our total gross profit increased by $1,561, or 36.3%, from $4,299 to $5,860. Gross margin decreased from 19.6% to 17.1% due to changes in the gross margin of our INX, Stratasoft and Valerent subsidiaries as discussed below, as well as an increase, as a percentage of total revenue, of product sales revenue as compared to (i) service revenue and (ii) custom project revenue, each of which generate higher gross margins than product sales.
INX gross profit increased $2,062, or 86.1%, from $2,394 to $4,456. INX’s gross margin increased from 13.3% to 14.5% . INX’s gross profit on its product sales component increased $1,566 or 81.8%, from $1,914 to $3,480 due to increased product sales revenue attributable to the increased quantities of contracts. INX’s gross profit on its service revenue component increased $496 or 103.3% from $480 to $976 and gross margin on INX service revenue increased from 29.5% to 34.6%. This increase in service gross margin was substantially the result of improved utilization of our engineering and technical staff on projects, as well as higher recurring post-sales support services revenues, which were generated with a somewhat more fixed cost of sales component, and which therefore resulted in increased gross margin on such revenues.
Stratasoft gross profit decreased by $329, or 25.6%, from $1,283 to $954. Stratasoft’s gross margin decreased from 59.2% to 49.1%. Stratasoft gross margin declined primarily due to reduced revenue combined with a fixed component of cost of sales in the form of software development programmer costs and insallation and support technician costs, which do not decline during periods of reduced revenue. Gross profit declined because of the reduced revenue and the reduced gross margin on revenue.

Valerent gross profit decreased by $172, or 27.7%, from $622 to $450. Valerent’s gross margin decreased from 31.3% to 28.3%. During the quarter Valerent realized slightly lower utilization of its technical and engineering resources. In addition, the mix of product to services revenue contributed to the reduced gross margin.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2,111, or 49.8% from $4,236 to $6,347. As a percentage of total revenue, these expenses decreased from 19.4% to 18.5%.
These expenses were primarily increased by the following:
•	Selling, general, and administrative expenses of locations acquired in the second quarter of 2005 were $224 and primarily consisted of sales and administrative wages, commissions, and related payroll taxes.

•	Sales compensation increased $571 exclusive of expenses at acquired locations due to increased commissions related to the increased gross profit dollars generated and additional personnel hired to generate continued revenue growth.

•	Management and administrative compensation expense increased $379 exclusive of expenses at acquired locations due to increased administrative and management salaries and wages of $240 related primarily to hiring additional personnel, acquisition related bonuses of $60, and nonqualified stock option expense of $57.

•	Bad debt expense increased $388 primarily due to an increase in the allowance in the Stratasoft segment.

•	General office expenses increased $200 exclusive of expenses at acquired locations due to increased printing, advertising, and office supplies costs directly related to the generally increased size of the organization.

•	Professional fees increased $139 primarily due to Sarbanes-Oxley consulting services of $106.

•	Telephone, communication, and utility expenses increased $89 primarily due to INX office growth and relocation.

•	Travel increased $34 primarily due to increased INX travel related to acquisitions activity.
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
Operating Profit (Loss). Operating profit decreased $550 from a profit of $63 to a loss of $487, primarily due to the increase in bad debt expense of $388 and Sarbanes-Oxley consulting expenses of $106. INX’s operating profit increased $716 from $76 to $792. Stratasoft’s operating profit decreased $921 from a profit of $152 to a loss of $769. Valerent’s operating profit decreased $266, from a profit of $136 to a loss of $130. The operating loss for the Corporate Segment increased $79, from a loss of $301 to a loss of $380.
Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $2 from expense of $26 to expense of $28.
Gain on disposal of discontinued operations, net of tax. Gain on disposal of discontinued operations increased from $13 to $64, due to a $43 recovery of an account previously fully reserved and $54 resulting from the revision of estimated future expenses, reduced by the related tax effect.
Net income (loss). Net income decreased $469 from a profit of $51 to a loss of $418. Income tax benefit for the period was $33, and there is a net operating tax loss carryforward of approximately $1.2 million as of June 30, 2005, but net deferred tax assets are fully offset by a valuation allowance at June 30, 2005.

	Six months ended June 30,
	2004		2005
	Amount	%	Amount	%
		(Dollars in thousands)
Revenue
INX product	$26,415	73.0	$51,148	82.3
INX service	2,538	7.0	4,330	7.0

Total INX revenue	28,953	80.0	55,478	89.3

Stratasoft — Custom projects	4,306	11.9	3,384	5.4

Valerent product	839	2.3	800	1.3
Valerent service	2,515	7.0	2,476	4.0

Total Valerent revenue	3,354	9.3	3,276	5.3

Eliminations revenue	(451)	(1.2)	(22)	(0.0)

Total revenue	36,162	100.0	62,116	100.0
Gross profit:
INX product	3,593	13.6	6,817	13.3
INX service	803	31.6	1,300	30.0

Total INX gross profit	4,396	15.2	8,117	14.6
Stratasoft — Custom projects	2,458	57.1	1,663	49.1

Valerent product	68	8.1	1	0.1
Valerent service	912	36.3	991	40.0

Total Valerent gross profit	980	29.2	992	30.3

Total gross profit	7,834	21.7	10,772	17.3
Selling, general and administrative expenses:
INX	4,202	14.5	6,622	11.9
Stratasoft	2,150	49.9	2,956	87.4
Valerent	876	26.1	1,120	34.2
Corporate	506	N/A	6,433	N/A

Total selling, general and administrative expenses	7,734	21.4	17,131	27.6

Operating income (loss):
INX	194	0.7	1,495	2.7
Stratasoft	308	7.2	(1,293)	(38.2)
Valerent	104	3.1	(128)	(3.9)
Corporate	(506)	N/A	(6,433)	N/A

Total operating (loss) income	100	0.3	(6,359)	(10.2)
Interest and other income (expense), net	(6)	0.0	(75)	(0.1)

Income (loss) from continuing operations before income taxes	94	0.3	(6,434)	(10.3)
Income tax benefit	(1)	0.0	(33)	(0.1)

Net income (loss) from continuing operations before minority interest	95	0.3	(6,401)	(10.4)
Minority interest	(6)	0.0	(23)	(0.0)
Gain on disposal of discontinued operations, net of taxes	2	0.0	64	0.1

Net income (loss) before change in accounting method	91	0.3	(6,360)	(10.3)
Cumulative effect of change in application of percentage of completion method	—	—	(566)	(0.9)

Net income (loss)	$91	0.3	$(6,926)	(11.2)

Six Months Ended June 30, 2004 Compared To the Six Months Ended June 30, 2005
Revenue. Our total revenue increased by $25,954, or 71.8%, from $36,162 to $62,116.
INX revenue increased by $26,525, or 91.6%, from $28,953 to $55,478. As a percentage of total revenue, INX revenue increased from 80.0% to 89.3%. INX product revenue increased $24,733, or 93.6% from $26,415 to $51,148. The increase in product revenue is due to increased numbers of sales account managers and customers, as well as approximately one month of revenue contribution from the Network Architechs acquisition.. INX service revenue increased $1,792 or 70.6% from $2,538 to $4,330. The increase in services is generally associated with the increase in product sales and the related design and installation services performed in conjunction with such product sales as well as an increase in post-sale support services revenue.

Stratasoft revenue decreased by $922, or 21.4%, from $4,306 to $3,384. As a percentage of total revenue, Stratasoft revenue decreased from 11.9% to 5.4%. The decrease in Stratasoft revenue was substantially attributable to decreased contract bookings, which were below our expectations.
Valerent revenue decreased by $78, or 2.3%, from $3,354 to $3,276. As a percentage of total revenue, Valerent revenue decreased from 9.3% to 5.3%. The decrease in Valerent revenue was due to decreased service revenue of $39 and decreased product sales of $39.
Gross Profit. Our total gross profit increased by $2,938, or 37.5%, from $7,834 to $10,772. Gross margin decreased from 21.7% to 17.3% due to changes in the gross margin of our INX and Stratasoft subsidiaries as discussed below, as well as an increase, as a percentage of total revenue of product sales revenue as compared to (i) service revenue and (ii) custom project revenue, each of which generate higher gross margins than product sales.
INX gross profit increased $3,720, or 84.6%, from $4,397 to $8,117. INX’s gross margin decreased from 15.2% to 14.6%. INX’s gross profit on its product sales component increased $3,224 or 89.7%, from $3,593 to $6,817 due to increased product sales revenue attributable to the increased quantities of contracts. However, gross margin on its product sales decreased from 13.6% to 13.3%, which was primarily attributable to higher levels of lower margin educational customer sales. INX’s gross profit on its service revenue component increased $497 or 61.9% from $803 to $1,300 and gross margin on INX service revenue decreased from 31.6% to 30.0%. This increase in service gross margin dollars was substantially the result of the increased service revenue, and the decreased services gross margin was primarily attributable to lower utilization rates for engineering and technical staff in the first quarter of 2005.
Stratasoft gross profit decreased by $795, or 32.3%, from $2,458 to $1,663. Stratasoft’s gross margin decreased from 57.1% to 49.1%. Stratasoft gross margin declined primarily due to reduced revenue combined with a fixed component of cost of sales in the form of software development programmer costs and installation and support technician costs, which do not decline during periods of reduced revenue. Gross profit declined because of the reduced revenue and the reduced gross margin on revenue.
Valerent gross profit increased by $12, or 1.2%, from $980 to $992. Valerent’s gross margin increased from 29.2% to 30.3%. Valerent’s cost of service consists primarily of fixed labor cost that does not fluctuate directly with changes in revenue. Valerent improved its utilization of its labor pool by reducing the number of technicians employed, relative to revenue, and lowered its fixed cost of service, which contributed to improved gross profit.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $9,397, or 121.5% from $7,734 to $17,131. As a percentage of total revenue, these expenses increased from 21.4% to 27.6%.
These expenses were primarily increased by the following:
•	Selling, general, and administrative expenses of locations acquired in the second quarter of 2005 were $224 and primarily consisted of sales and administrative wages, commissions, and related payroll taxes.

•	Management and administrative compensation expense increased $6,593 exclusive of expenses at acquired locations due to the one-time noncash charge of $5,729 related to option remeasurement associated with the INX minority interest exchange, increased administrative and management salaries and wages of $586 related primarily to hiring additional personnel, acquisition related bonuses of $60, and nonqualified stock option expense of $57.

•	Sales compensation increased $1,083 exclusive of expenses at acquired locations due to increased commissions generated from the increased gross profit dollars and additional personnel hired to generate continued revenue growth.

•	Bad debt expense increased $600 primarily due to an increase in the allowance in the Stratasoft segment.

•	General office expenses increased $233 exclusive of expenses at acquired locations due to increased printing, advertising, and office supplies costs directly related to the generally increased size of the organization.

•	Professional fees increased $167 primarily due to Sarbanes-Oxley consulting services of $131.

•	Telephone, communication, and utility expenses increased $141 exclusive of expenses at acquired locations primarily due to INX office growth and relocation.

•	Shareholder relations increased $116 primarily due to costs associated with printing and mailing proxy statements related to the INX minority interest conversion, and due to increased attendance at investor conferences and investor group visits.

•	Travel increased $106 primarily due to increased INX travel related to acquisitions activity.

•	Rent increased $68 exclusive of expenses at acquired locations primarily due to the relocation of our Dallas, Texas office facility and the addition of the San Antonio, Texas office in mid-2004.
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
Operating Profit (Loss). Operating profit decreased $6,459 from a profit of $100 to a loss of $6,359, primarily due to one-time noncash compensation charge of $5,729 related to the exchange of the INX minority interest, the increase in bad debt expense of $600 and Sarbanes-Oxley consulting expenses of $131. INX’s operating profit increased $1,301, or 670.6% from $194 to $1,495. Stratasoft’s operating profit decreased $1,601, or 519.8% from a profit of $308 to a loss of $1,293. Valerent’s operating profit decreased $232, from a profit of $104 to a loss of $128. The operating loss for the Corporate Segment, which included the one-time noncash compensation charge of $5,729 related to the exchange of the INX minority interest, increased $5,927, from a loss of $506 to a loss of $6,433.
Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $69 from expense of $6 to expense of $75 due to the increase of $78 for interest expense on increased borrowings under the Textron credit facility.
Minority interest. Income attributable to minority interest increased from $6 to $23. The minority interest shares in INX were exchanged for shares of I-Sector Common Stock on March 18, 2005, eliminating the minority interest.
Gain on disposal of discontinued operations, net of tax. Gain on disposal of discontinued operations increased from a profit of $2 to a gain of $64, due to a $43 recovery of an account previously fully reserved and $54 resulting from the revision of estimated future expenses, reduced by the related tax effect.
Cumulative Effect of Change in Accounting Method. As discussed in detail above, effective January 1, 2005 we began accounting for the percentage of completion of our Stratasoft projects based upon the percentage of labor cost incurred as compared to total estimated labor cost rather than total cost incurred compared to total estimated cost. The change in accounting method was applied by recording the cumulative effect of the change amounting to $566 in the condensed consolidated statement of income for the six months ended June 30, 2005. Had the change in accounting method not been made, net income for the six month period ended June 30, 2005 would have decreased by $558.
Net income (loss). Net income decreased $7,017 from a profit of $91 to a loss of $6,926. Income tax benefit for the period was $33, and there is a net operating tax loss carryforward of approximately $1.2 million as of June 30, 2005, but net deferred tax assets are fully offset by a valuation allowance at June 30, 2005.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are cash flow from operations and our credit facility with Textron Financial Corporation (the “Textron Facility”). We use the Textron Facility to finance the majority of our purchases of inventory, and to provide working capital when our cash flow from operations is insufficient. Our working capital was $13,143 and $8,056 at December 31, 2004 and June 30, 2005, respectively.
Accounts and Notes Receivable. The timing of our collection of accounts and notes receivable and payments of our accounts payable is one of the principal influences on our cash flow from operations. We typically sell our products and services on short-term credit terms. We try to minimize our credit risk by performing credit checks, obtaining letters of credit in certain instances, and conducting our own collection efforts. Amounts receivable related to sales to government and educational customers typically take longer to collect than accounts receivables from corporate customers. We have experienced significant delays in collections of amounts due from the Schools and Libraries Division of the Universal Services Administration Company under the E-Rate program, a program that provides funding for network infrastructure for educational organizations, with collections from the E-Rate program having taken between 120 days to as long as approximately seven months over the past year.
The balance of trade accounts receivable, net of allowance for doubtful accounts, was $28,236 and $33,194 at December 31, 2004 and June 30, 2005, respectively. The current portion of notes receivable were $1,231 and $849 and the noncurrent portion of notes receivable were $207 and $0, net of allowances, at December 31, 2004 and June 30, 2005, respectively.
As previously reported, during late 2004 we experienced significant payment delays related to receivables owed to the Company related to a project for the Dallas Independent School District (“DISD”) that is partially funded by DISD and partially funded by the Schools and Libraries Division (the “SLD”) of the Universal Services Administration Company, an organization under the Federal Communications Commission that administers the E-Rate program, a Federally funded program that partially funds network and connectivity technology infrastructure for schools. The DISD project is performed by a consortium of vendors, including the Company, and administered by one of the consortium members that has been appointed to act as the lead consortium member. As a result of the payment delays in late 2004, we elected to suspend further shipment of products at that time. In early 2005, we collected a significant portion of the past due receivables and we resumed shipment of products. We currently have approximately $13.4 million in receivables outstanding with DISD under the SLD-funded project. Recently we learned through communication with DISD and other consortium members that SLD has placed on hold payment of all outstanding DISD project receivables pending completion of its inquiry into information that appeared in the press concerning the lead consortium member. Based on the information available to us, we do not believe the SLD inquiry involves any act or omission by the Company. While we do not believe there is any material risk that would impair the ultimate collection of these receivables, we have not received any indication as to when the SLD inquiry will be completed or when SLD will resume payment of the DISD project receivables. The delay in payment of these receivables has caused our accounts receivable to be higher than our expected and historical levels, has increased the level of aged accounts receivable, and has adversely affected our liquidity position because as receivables become aged they become ineligible as collateral under our primary credit facility. In order to provide required liquidity for our current and anticipated levels of operations, we obtained a conditional approval from our primary lender to amend our existing $25 million credit facility to (i) provide for revolving advances subject to collateral availability, subject to a lockbox and blocked account agreement and other agreements and documentation as our primary lender may require, (ii) remove availability from the current credit facility equal to amounts outstanding under a new temporary DISD project credit facility (described below), and (iii) provide for a new temporary credit facility for the aged DISD project receivables with maximum borrowing capacity of $4.0 million providing for advances against the DISD project receivables, with a maximum advance rate of 30% against such DISD project receivables, and subject to reserves, conditions and other limitations consistent with those applicable to our current credit facility. The conditional approval is subject to customary conditions in the primary lender’s sole discretion including written approval from a participant bank and final documentation.
Inventory. We had inventory of $1,159 and $8,711 at December 31, 2004 and June 30, 2005, respectively. The substantial increase in inventory at June 30 represents product staged for delivery to two customers during the third quarter. We try to minimize the amount of inventory on hand to reduce the risk that the inventory will become obsolete or decline in value. We are able to do this by relying on the ready availability of products from our principal suppliers. As noted below, we rely principally on our Textron Facility to finance our inventory purchases.
Contractual Obligations
The following table summarizes certain of our contractual cash obligations and related payments due as of June 30, 2005:

	Payments Due by Period
		Less			After
		Than	1—3	4—5	5
Contractual Obligations	Total	1 Year	Years	Years	Years
		(Dollars in thousands)
Lease obligations	$2,283	$877	$1,163	$243	$—
Other debt obligations	151	87	64	—	—

Total contractual cash obligations	$2,434	$964	$1,227	$243	$—

We do not have any material contractual purchase obligations. We typically purchase inventory primarily to fulfill in-hand orders from customers and we try to minimize the amount of inventory on hand to reduce risk that the inventory will become obsolete or decline in value. We are able to do this by relying on the ready availability of products from our principal suppliers.
We expect to be able to meet our contractual cash payment obligations by their due dates through cash generated from operations, augmented, if needed, by borrowings under the Textron Facility, and with the proceeds of our recent public offering.
Textron Facility. On January 31, 2002, we entered into the Textron Facility to provide financing for our inventory purchases. On September 30, 2004 the agreement was amended and the maximum credit available under the Textron facility is presently $25 million, subject to borrowing base restrictions, and it is collateralized by substantially all of our assets other than our patent licenses.
As of June 30, 2005, we owed $25,893 under the Textron Facility with no unused availability. “Unused availability” is the amount not borrowed, but eligible to be borrowed. As of August 12, 2005, we owed $18,785 under the Textron Facility with $5,915 of unused availability.
The borrowing base restrictions generally restrict our borrowings under the Textron Facility to 80% of the eligible receivables and 90% of our Floorplanned inventory (as defined in the Facility) which cannot exceed the lesser of 30% of our eligible accounts receivable or $6.0 million, however, while doing business with Dallas Independent School District this is increased to 35% of our eligible accounts receivable or $9.0 million.
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
To the extent that we have credit availability under the Textron Facility, it gives us the ability to extend the payment terms past the Free Finance Period. Amounts extended past the Free Finance Period accrue interest and are classified as notes payable on our balance sheet. These extended payment balances under the Textron Facility accrue interest at the prime rate (5.25% at December 31, 2004, and 6.25% at June 30, 2005) plus 2.5%. Because payment cycles of sales to school districts under the E-Rate program often extend beyond 60 days, and because such payment cycles have recently extended even further due to administrative issues with the organization that makes payments to vendors for the E-Rate program, we expect we will continue to carry extended payment balances under the Textron Facility for at least the next several quarters. The total outstanding balance under the Textron Facility at June 30, 2005 was $25,893, of which $18,134 was within the Free Finance Period and therefore is reflected as accounts payable in our balance sheet at June 30, 2005 and $7,596 was interest bearing and classified as notes payable in the June 30, 2005 balance sheet.
As defined in the Textron Facility there are restrictive covenants that are measured at each quarter and year end. These covenants require us to:
•	maintain Minimum Tangible Capital Funds of $9.5 million, which is defined to be the sum of cash, receivables, inventory and fixed net assets, minus total liabilities, with total liabilities being defined as accounts payable, accrued expenses and short- and long-term notes payable;

•	maintain a maximum Debt to Tangible Capital Funds ratio of 4.0 to 1;

•	maintain Minimum Working Capital of not less than $8.0 million;

•	maintain Minimum Cash on Hand of not less than $2.0 million;

•	maintain a Current Ratio of not less than 1.25 to 1.0; and

•	achieve Earnings before Interest Expense, Taxes, Depreciation and Amortization (EBITDA) exceeding $100,000.
At June 30, 2005 we were in compliance with the above covenants, except for the Current Ratio and EBITDA covenants, for which we obtained a waiver. We anticipate that we will be able to comply with the loan covenants during the next twelve months. If we violate any of the loan covenants, we would be required to seek waivers from Textron and Silicon Valley Bank for those non-

compliance events. If Textron or Silicon Valley Bank refused to provide waivers, the amount due under the Textron Facility could be accelerated and we could be required to seek other sources of financing.
Cash Flows. During the six months ended June 30, 2005, our cash increased by $115. Operating activities provided cash of $4,975, investing activities including two acquisitions used $4,669, and financing activities used $191.
Operating Activities. Operating activities provided $4,975 in the six months ended June 30, 2005 as compared to using cash of $471 in the comparable 2004 period.
Changes in asset and liability accounts provided $5,184. The most significant sources of working capital related to:
•	Increases in accounts payable of $13,824, which related primarily to increased purchases of Cisco products for sales by INX, which was partially offset by the $7,552 increase in inventory for customer orders shipped in the third quarter.

•	Contracts in progress which, increased $963 due to a $728 decrease in the cost and estimated earnings in excess of billings and an $235 increase in billings in excess of cost and estimated earnings, which was primarily due to the lower Stratasoft revenues discussed above .

•	The $2,293 increase in accrued expense is primarily related to accruing for sales commissions, wages and bonuses; third party commissions and professional fees, which increased consistent with the increase in sales.
The most significant use of working capital is the $3,790 increase in accounts and notes receivable. Although overall receivables increased due to increased sales, the days in sales outstanding decreased by 20 days from 108 days at December 31, 2004 (using the exhaustive method of calculation) to 88 days at June 30, 2005 primarily due to collections of amounts related to an INX E-Rate program funded project relating to a school district.
Investing Activities. Investing activities used $4,669 in the six months ended June 30, 2005 compared to a use of $457 for the comparable period in 2004. Our 2005 investing activities related to acquisitions, using cash of $4,352, and capital expenditures, which used cash of $317. Capital expenditures in both years were primarily related to purchases of computer equipment and software, and to a lesser degree, leasehold improvements. During the next twelve months, we do not expect to incur significant capital expenditures requiring cash, except for acquisitions, of which we cannot predict the certainty or magnitude.
Financing Activities. Financing activities used $191 in the six months ended June 30, 2005 as compared to providing $5,976 in the comparable period in 2004. During the six months ended June 30, 2004, the company closed a public offering resulting in net proceeds of $7,632.
Related Party Transactions
We lease office space from Allstar Equities, Inc., a Texas corporation (“Equities”), a company wholly owned by James H. Long, our Chief Executive Officer. On December 1, 1999 Equities purchased our corporate office building and executed a direct lease with us with an expiration date of December 31, 2004. In conjunction with Equities obtaining new financing on the building, a new lease was executed with us on February 1, 2002 with an expiration date of January 31, 2007. The new lease has a rental rate of $37 per month.
From time to time we make short-term loans and travel advances to our employees. The balance of approximately $17 and $10 relating to these loans and advances is included in the Company’s balance sheet and reported as part of Accounts Receivable at December 31, 2004 and June 30, 2005, respectively.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We incur certain market risks related to interest rate variations because we hold floating rate debt. Based upon the average amount of debt outstanding during the three months ended June 30, 2005, a one-percent increase in interest rates paid by us on our floating rate debt would have resulted in an $8 increase in interest for the period.
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
Item 4. Controls and Procedures
Under the supervision and with the participation of certain members of our management, including our Chairman of the Board, Chief Executive Officer and principal financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that, our disclosure controls and procedures at June 30, 2005 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the first six months of 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.
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
Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of stockholders (the “Meeting”) of the Company on May 11, 2005, the stockholders of the Company approved an amendment to the I-Sector Corporation Incentive Plan, as amended and restated (the “Plan”). This amendment to the Plan increases the number of shares reserved for issuance under the Plan from 2,023,103 shares of common stock to 2,273,103 shares of common stock. The amendment was previously approved by the board of directors of the Company (the “Board”) at a meeting on April 11, 2005. At the Meeting, the stockholders of the Company also voted to re-elect James H. Long, Donald R. Chadwick, John B. Cartwright and Cary M. Grossman to the Board. Represented at the Meeting, either in person or by proxy, were 5,030,184 shares of the common stock of the Company, which constituted 92.22% of the 5,454,534 shares of common stock outstanding and eligible to vote on the record date for the Meeting, April 8, 2005.

The tabulations of the votes at the meeting were as follows:

	Number of Votes	Number of Votes	Number of Votes	Broker
	Voted For	Voted Against	Withheld	Non-Vote
Election of Directors:
James H. Long	4,887,935	—	142,249	—
Donald R. Chadwick	4,887,435	—	142,749	—
Cary M. Grossman	4,966,234	—	63,950	—
John B. Cartwright	4,954,343	—	75,841	—

Amend the I-Sector Corporation Incentive Plan	2,684,131	205,283	13,885	2,126,885
Item 5. Other Information
None
Item 6. Exhibits

10.1	Employment Agreement by and between I-Sector Corp. and Larry Lawhorn dated April 5, 2005

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I-Sector Corporation.
Date: August 15, 2005	By:	/s/ BRIAN FONTANA
Brian Fontana, Vice President
and Chief Financial Officer

Index to Exhibits

10.1	Employment Agreement by and between I-Sector Corp. and Larry Lawhorn dated April 5, 2005

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer