Form 10-Q
period 2005-09-30
I SECTOR CORP
filed 2005-11-14
CIK 1020017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2005 to September 30, 2005
Commission file number: 1-31949
I-Sector Corporation
(Exact name of Registrant as specified in its charter)

Delaware	76-0515249
(State of incorporation)	(I.R.S. Employer Identification Number)
6401 Southwest Freeway
Houston, Texas 77074
(Address of principal executive offices)
(Zip code)
(713) 795-2000
Registrant’s telephone number including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
The Registrant has 5,976,926 shares of common stock outstanding as of November 4, 2005.

I-Sector Corporation
FORM 10-Q for the Quarter Ended September 30, 2005
INDEX

Part I. Financial Information
Item 1. Financial Statements (Unaudited):
Condensed Consolidated Statements of Operations for the three months ended September 30, 2004 and 2005
Condensed Consolidated Statements of Operations for the nine months ended September 30, 2004 and 2005
Condensed Consolidated Balance Sheets at December 31, 2004 and September 30, 2005
Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2005
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2005
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II. Other Information
Item 1. Legal Proceedings
Item 6. Exhibits
Signature
Certification of PEO Pursuant to Rule 13a-14(a)
Certification of PFO Pursuant to Rule 13a-14(a)
Certification of PEO Pursuant to Section 1350
Certification of PFO Pursuant to Section 1350

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited):
I-SECTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,
	2004	2005
Revenue:
Products	$27,255	$32,802
Services	2,826	5,495
Custom projects	2,531	860

Total revenue	32,612	39,157

Cost of goods and services:
Products	23,331	28,676
Services	1,849	3,654
Custom projects	1,323	526

Total cost of goods and services	26,503	32,856

Gross profit	6,109	6,301
Selling, general and administrative expenses	5,456	6,321

Operating income (loss)	653	(20)
Interest and other income (expense), net	17	(180)

Income (loss) from continuing operations before income taxes	670	(200)
Income tax expense	2	29

Net income (loss) from continuing operations before minority interest	668	(229)
Minority interest	(50)	—

Net income (loss) from continuing operations	618	(229)
Discontinued operations:
Loss on disposal of discontinued operations, net of taxes	—	(6)

Net income (loss)	$618	$(235)

Net income (loss) per share:
Basic:
Income (loss) from continuing operations before minority interest	$0.13	$(0.04)
Minority interest	(0.01)	—
Loss on disposal of discontinued operations, net of taxes	—	—

Net income (loss) per share	$0.12	$(0.04)

Diluted:
Income (loss) from continuing operations before minority interest	$0.12	$(0.04)
Minority interest	(0.01)	—
Loss on disposal of discontinued operations, net of taxes	—	—

Net income (loss) per share	$0.11	$(0.04)

Shares used in computing net income (loss) per share:
Basic	5,148,837	5,975,392

Diluted	5,547,912	5,975,392

The accompanying notes are an integral part of the condensed consolidated financial statements

I-SECTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Nine months ended September 30,
	2004	2005
Revenue:
Products	$54,058	$84,728
Services	7,879	12,301
Custom projects	6,837	4,244

Total revenue	68,774	101,273

Cost of goods and services:
Products	46,472	73,784
Services	5,187	8,169
Custom projects	3,171	2,247

Total cost of goods and services	54,830	84,200

Gross profit	13,944	17,073
Selling, general and administrative expenses	13,191	23,452

Operating income (loss)	753	(6,379)
Interest and other income (expense), net	10	(255)

Income (loss) from continuing operations before income taxes	763	(6,634)
Income tax benefit	—	4

Net income (loss) from continuing operations before minority interest	763	(6,630)
Minority interest	(56)	(23)

Net income (loss) from continuing operations	707	(6,653)
Discontinued operations:
Gain on disposal of discontinued operations, net of taxes	1	58

Net income (loss) before cumulative effect of change in accounting method	708	(6,595)
Cumulative effect of change in application of percentage of completion method	—	(566)

Net income (loss)	$708	$(7,161)

Net income (loss) per share:
Basic:
Income (loss) from continuing operations before minority interest	$0.16	$(1.19)
Minority interest	(0.01)	—
Gain on disposal of discontinued operations, net of taxes	—	0.01
Cumulative effect of change in accounting method	—	(0.10)

Net income (loss) per share	$0.15	$(1.28)

Diluted:
Income (loss) from continuing operations before minority interest	$0.15	$(1.19)
Minority interest	(0.01)	—
Gain on disposal of discontinued operations, net of taxes	—	0.01
Cumulative effect of change in accounting method	—	(0.10)

Net income (loss) per share	$0.14	$(1.28)

Shares used in computing net income (loss) per share:
Basic	4,572,124	5,613,614

Diluted	5,014,378	5,613,614

The accompanying notes are an integral part of the condensed consolidated financial statements

I-SECTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,	September 30,
	2004	2005
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,773	$1,091
Accounts and notes receivable, net of allowance of $2,146 and $992	30,127	37,136
Inventory	1,159	879
Cost and estimated earnings in excess of billings	1,663	1,019
Other current assets	310	282

Total current assets	38,032	40,407
Property and equipment, net of accumulated depreciation of $2,397 and $2,801	1,787	2,532
Notes receivable, long-term, net of allowance of $250 and $0	207	56
Goodwill	—	7,136
Intangible assets, net of accumulated amortization of $1,005 and $1,362	1,113	1,131

Total Assets	$41,139	$51,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$8,220	$9,112
Accounts payable	10,675	16,034
Billings in excess of cost and estimated earnings	63	261
Other current liabilities	5,931	7,094

Total current liabilities	24,889	32,501

Long-term debt	122	35
Minority interest	279	—
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 5,201,354 and 5,976,926 shares issued	52	60
Additional paid in capital	17,513	27,543
Retained deficit	(1,716)	(8,877)

Total stockholders’ equity	15,849	18,726

Total Liabilities and Stockholders’ Equity	$41,139	$51,262

The accompanying notes are an integral part of the condensed consolidated financial statements

I-SECTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	$.01 par value		Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2004	5,201,354	$52	$17,513	$(1,716)	$15,849
Exercise of common stock options	157,414	2	207	—	209
Exchange of INX and I-Sector options	—	—	5,729	—	5,729
Exchange of INX and I-Sector common stock	244,890	2	1,528	—	1,530
Issuance of shares for Network Architects acquisition	308,166	3	1,997	—	2,000
Issuance of shares for InfoGroup Northwest acquisition	65,102	1	512	—	513
Issuance of stock options	—	—	57	—	57
Net loss	—	—	—	(7,161)	(7,161)

Balance at September 30, 2005	5,976,926	$60	$27,543	$(8,877)	$18,726

The accompanying notes are an integral part of the condensed consolidated financial statements

I-SECTOR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$708	$(7,161)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net (gain) loss from discontinued operations	2	(58)
Tax benefit from discontinued operations	(1)	(39)
Minority interest	56	23
Depreciation and amortization	667	800
Loss on retirement of assets	24	31
Bad debt expense	164	481
Exchange of INX and I-Sector options	—	5,729
Issuance of stock options	—	57
Changes in operating assets and liabilities:
Accounts and notes receivable	(18,922)	(7,339)
Inventory	138	280
Accounts payable	5,651	5,359
Other assets and liabilities	2,697	2,130

Net cash provided by (used in) operating activities	(8,816)	293

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Network Architects, Corp.	—	(2,300)
Acquisition of InfoGroup Northwest, Inc.	—	(1,900)
Capital expenditures	(912)	(421)

Net cash used in investing activities	(912)	(4,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	86	209
Transaction costs paid for acquisitions	—	(368)
Proceeds from Unit offering	7,547	—
Payments on notes payable	(2,972)	(87)
Notes payable — interest bearing borrowings on credit line	7,319	892

Net cash provided by financing activities	11,980	646

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,252	(3,682)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,172	4,773

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,424	$1,091

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$55	$274
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of INX minority interest:
Issuance of common stock	—	1,530
Minority interest acquired	—	(302)
Acquisition of Network Architects, Corp.:
Fair value of assets acquired	—	4,300
Common stock issued	—	(2,000)
Acquisition of InfoGroup Northwest, Inc.:
Fair value of assets acquired	—	2,400
Common stock issued	—	(500)
Revaluation of options granted to consultants	(200)	—
Recognition of additional purchase price on Digital Precision acquisition through issuance of INX common stock	234	—
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial data as of September 30, 2005 and for the three-month and nine-month periods ended September 30, 2004 and 2005 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2004 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles in the United States. However, the Company believes the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair presentation of financial position as of September 30, 2005, results of operations for the three months and nine months ended September 30, 2004 and 2005, cash flows for the nine months ended September 30, 2004 and 2005, and stockholders’ equity for the nine months ended September 30, 2005, have been included. The results of the interim periods are not necessarily indicative of results for the full year or any future period.
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

	December 31,	September 30,
	2004	2005
Costs incurred on uncompleted contracts	$1,675	$1,748
Estimated earnings	4,862	2,996
Less: billings to date	(4,937)	(3,986)

Total	$1,600	$758

Included in accompanying balance sheets under the following captions:
Cost and estimated earnings in excess of billings	$1,663	$1,019
Billings in excess of cost and estimated earnings	(63)	(261)

Total	$1,600	$758

Vendor Incentives
INX participates in a significant vendor incentive program. The incentives are generally earned based on sales volume, sales growth and customer satisfaction levels. The amounts earned under these programs are accrued when realization is deemed probable and can be reasonably measured; otherwise, they are recorded when they are declared by the vendor or the cash is received, whichever is earlier. The incentives are recorded as a reduction of cost of goods and services. Selling, general and administrative expenses are increased for any associated commission expense and payroll tax related to the incentives. When vendor incentives are not recognized until vendor declaration or cash receipt, then their effect on cost of goods can vary significantly among quarterly and annual reporting periods. Vendor incentives of $1,613 and $1,236 were recognized during the three-month periods ended September 30, 2004 and 2005, respectively. Vendor incentives of $2,235 and $2,305 were recognized during the nine-month periods ended September 30, 2004 and 2005, respectively. Vendor incentives of $622 in 2004 related to the six-month measurement period ended January 31, 2004 and vendor incentives of $1,613 related to the seven-month period ended September 1, 2004. Vendor incentives for the 2005 periods are for the three and nine month periods ended September 30, 2005.
Stock-Based Compensation
The Company has elected to account for employee stock-based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Bulletin (“APB”) No. 25 “Accounting for Stock Issued to Employees”. Under this method no compensation expense is recognized when the number of shares granted is known and the exercise price of the stock option is equal to or greater than the fair value of the common stock on the grant date. I-Sector and its subsidiaries apply the fair value method as prescribed by SFAS No. 123, as interpreted and amended, for stock and stock options issued to non-employees and during the three and nine month periods ended September 30, 2004, recorded $10 expense and a $29 benefit, respectively.
If compensation cost for all option issuances had been determined consistent with the fair value method, I-Sector’s net income (loss) and net income (loss) per share would have increased to the pro-forma amounts indicated below. For purposes of the disclosures below, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option pricing model using the following weighted-average assumptions for the 2004 and 2005 periods; dividend yield of 0% for all periods; expected volatility of

90.4% and 73.3%, respectively; risk-free interest rate of 3.63% and 4.08%, respectively; and expected lives of 5.6 and 8.0 years, respectively, from the original date of the stock option grants.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
Compensation cost recognized in reported net income (loss), net of tax	$—	$—	$—	$5,786

Basic and diluted:
Net income (loss) as reported	$618	$(235)	$708	$(7,161)
Deduct: total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	22	67	67	607

Pro forma net income (loss), basic	596	(302)	641	(7,768)
Deduct: adjustment for subsidiary dilution	41	—	32	—

Pro forma net income (loss), diluted	$555	$(302)	$609	$(7,768)

Earnings (loss) per share:
Basic — as reported	$0.12	$(0.04)	$0.15	$(1.28)
Basic — pro forma	$0.12	$(0.05)	$0.14	$(1.33)
Diluted — as reported	$0.11	$(0.04)	$0.14	$(1.28)
Diluted — pro forma	$0.10	$(0.05)	$0.12	$(1.33)
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
3. ACQUISITIONS
The Company completed two acquisitions during May and June, 2005 as detailed below. The acquisitions were consummated to improve the Company’s geographical presence and enhance its technical capabilities.
Network Architects, Corp.
Effective May 26, 2005, the Company acquired the operations and certain assets of Network Architects, Corp. (“Netarch”), a data network and IP telephony systems design, installation and support business with branches in Albuquerque, New Mexico, and El Paso,

Texas. The consideration paid at closing consisted of cash in the amount of $2,000, common stock valued at $2,000, and payment of a note payable to a bank in the amount of $300. Legal and other costs of $66 were paid in cash in connection with the transaction. The calculation of the 308,166 shares of Company’s common stock issued was determined by dividing $2,000 by the average closing price per share for the Common Stock as reported by AMEX for the five consecutive trading days ending May 20, 2005.
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
InfoGroup Northwest, Inc.
Effective June 29, 2005, the Company acquired the operations and certain assets of the InfoGroup Northwest, Inc. (“InfoGroup”) network solutions business with branches in Seattle, Washington, and Portland and Eugene, Oregon. The consideration paid at closing consisted of cash in the amount of $1,900 and common stock valued at $500. Legal, broker, and other costs of $135 were incurred in connection with the transaction, of which $12 was paid through the issuance of 1,586 shares of common stock and the remainder paid in cash. The calculation of the 63,516 shares of the Company’s common stock issued was determined by dividing $500 by the average closing price per share for the common stock as reported by AMEX for the five consecutive trading days ending June 24, 2005.
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

	Network	InfoGroup
	Architects,	Northwest,
	Corp.	Inc.
Allocated acquisition cost:
Intangibles — customer relationships and noncompete agreements amortized over 3 years	$241	$134
Fixed assets	500	297
Transaction costs	66	135
Goodwill	3,559	1,969

Total acquisition cost	$4,366	$2,535

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
Revenues	$41,846	$39,157	$90,284	$115,195

Net income (loss) before cumulative effect of change in accounting method	$1,093	$(235)	$1,437	$(6,029)

Net income (loss)	$1,093	$(235)	$1,437	$(6,595)

Earnings per share:
Basic:
Net income (loss) before cumulative effect of change in accounting method	$0.20	$(0.04)	$0.29	$(1.01)

Net income (loss)	$0.20	$(0.04)	$0.29	$(1.10)

Diluted:
Net income (loss) before cumulative effect of change in accounting method	$0.18	$(0.04)	$0.27	$(1.01)

Net income (loss)	$0.18	$(0.04)	$0.27	$(1.10)

Weighted average shares used in calculation:
Basic	5,520,519	6,347,074	4,943,806	5,985,296

Diluted	5,919,594	6,347,074	5,386,060	5,985,296

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
For the quarter ended September 30, 2005:

	INX	Stratasoft	Valerent	Corporate	Eliminations	Consolidated
Revenue:
Products	$32,228	$—	$576	$—	$(2)	$32,802
Services	4,241	—	1,254	—	—	5,495
Custom projects	—	860	—	—	—	860

Total revenue	36,469	860	1,830	—	(2)	39,157

Gross profit:
Products	4,106	—	20	—	—	4,126
Services	1,349	—	492	—	—	1,841
Custom projects	—	334	—	—	—	334

Total gross profit	5,455	334	512	—	—	6,301

Selling, general and administrative expenses	4,326	1,224	552	219	—	6,321

Operating income (loss)	$1,129	$(890)	$(40)	$(219)	$—	(20)

Interest and other income (expense), net						(180)
Income tax expense						29
Net loss on disposal of discontinued operations, net of taxes						(6)

Net loss						$(235)

For the quarter ended September 30, 2004:

	INX	Stratasoft	Valerent	Corporate	Eliminations	Consolidated
Revenue:
Products	$27,179	$—	$288	$—	$(212)	$27,255
Services	1,516	—	1,310	—	—	2,826
Custom projects	—	2,531	—	—	—	2,531

Total revenue	28,695	2,531	1,598	—	(212)	32,612

Gross profit:
Products	3,928	—	(4)	—	—	3,924
Services	417	—	560	—	—	977
Custom projects	—	1,208	—	—	—	1,208

Total gross profit	4,345	1,208	556	—	—	6,109

	INX	Stratasoft	Valerent	Corporate	Eliminations	Consolidated
Selling, general and administrative expenses	3,332	1,419	522	183	—	5,456

Operating income (loss)	$1,013	$(211)	$34	$(183)	$—	653

Interest and other income, net						17
Income tax expense						2
Minority interest						(50)

Net income						$618

For the nine months ended September 30, 2005:

	INX	Stratasoft	Valerent	Corporate	Eliminations	Consolidated
Revenue:
Products	$83,376	$—	$1,376	$—	$(24)	$84,728
Services	8,571	—	3,730	—	—	12,301
Custom projects	—	4,244	—	—	—	4,244

Total revenue	91,947	4,244	5,106	—	(24)	101,273

Gross profit:
Products	10,923	—	21	—	—	10,944
Services	2,649	—	1,483	—	—	4,132
Custom projects	—	1,997	—	—	—	1,997

Total gross profit	13,572	1,997	1,504	—	—	17,073

Selling, general and administrative expenses	10,937	4,181	1,672	6,662	—	23,452

Operating income (loss)	$2,635	$(2,184)	$(168)	$(6,662)	$—	(6,379)

Interest and other income (expense), net						(255)
Income tax benefit						4
Minority interest						(23)
Net gain on disposal of discontinued operations, net of taxes						58
Cumulative effect of change in application of percentage of completion method						(566)

Net loss						$(7,161)

For the nine months ended September 30, 2004:

	INX	Stratasoft	Valerent	Corporate	Eliminations	Consolidated
Revenue:
Products	$53,594	$—	$1,127	$—	$(663)	$54,058
Services	4,054	—	3,825	—	—	7,879
Custom projects	—	6,837	—	—	—	6,837

Total revenue	57,648	6,837	4,952	—	(663)	68,774

Gross profit:
Products	7,521	—	65	—	—	7,586
Services	1,221	—	1,471	—	—	2,692
Custom projects	—	3,666	—	—	—	3,666

Total gross profit	8,742	3,666	1,536	—	—	13,944

Selling, general and administrative expenses	7,534	3,570	1,398	689	—	13,191

Operating income (loss)	$1,208	$96	$138	$(689)	$—	753

Interest and other income, net						10
Minority interest						(56)
Net gain on disposal of discontinued operations, net of taxes						1

Net income						$708

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
The change in accounting method was applied by recording the cumulative effect of the change amounting to $566 in the condensed consolidated statement of operations for the nine months ended September 30, 2005. Had the change in accounting method not been made, net loss for the three and nine month periods ended September 30, 2005 would have decreased by $156 or $0.03 per share (basic and diluted) and increased by $381 or $0.07 per share (basic and diluted), respectively. The pro forma effect has not been presented for prior periods due to the inability to accurately compute the effect of the change prior to December 31, 2004. Due to the Company’s net operating loss carryforward position, there is no income tax effect to the cumulative effect adjustment.
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
In the three and nine month periods ended September 30, 2004, net income from continuing operations for purposes of computing the income per share decreased $41 and $32, respectively, for the assumed exercise of INX options under the treasury method. For the three and nine month periods ended September 30, 2005, I-Sector’s potentially dilutive options of 1,131,766 and 1,151,825, respectively, were not used in the calculation of diluted earnings since the effect of potentially dilutive securities in computing a loss per share is antidilutive.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
Numerator for basic earnings (loss) per share:
Net income (loss) from continuing operations before minority interest	$668	$(229)	$763	$(6,630)
Minority interest	(50)	—	(56)	(23)
Gain (loss) on disposal of discontinued operations, net of taxes	—	(6)	1	58
Cumulative effect of change in accounting method	—	—	—	(566)

Net income (loss)	$618	$(235)	$708	$(7,161)

Numerator for diluted earnings per share:
Net income (loss) from continuing operations before minority interest	$668	$(229)	$763	$(6,630)
Minority interest	(50)	—	(56)	(23)
INX income attributable to potential minority interest net loss from continuing operations used in computing loss per share	(41)	—	(32)	—
Gain (loss) on disposal of discontinued operations, net of taxes	—	(6)	1	58
Cumulative effect of change in accounting method	—	—	—	(566)

Net income (loss)	$577	$(235)	$676	$(7,161)

Denominator for basic earnings per share — weighted-average shares outstanding	5,148,837	5,975,392	4,572,124	5,613,614
Effect of dilutive securities — shares issuable from assumed conversion of common stock options and restricted stock	399,075	—	442,254	—

Denominator for diluted earnings per share — weighted-average shares outstanding	5,547,912	5,975,392	5,014,378	5,613,614

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
8. STOCK OPTION PLANS
Under the 1996 Incentive Stock Plan (the “1996 Incentive Plan”) and the 1996 Non-Employee Director Stock Option Plan (the “Director Plan”) as approved by the shareholders, I-Sector’s Compensation Committee may grant up to 417,500 shares of common stock, which have been reserved for issuance to certain employees of I-Sector. At September 30, 2005, 5,150 shares were available for future grant under the 1996 Incentive Plan. The 1996 Incentive Plan provides for the granting of incentive awards in the form of stock options, restricted stock, phantom stock, stock bonuses and cash bonuses in accordance with the provisions of the plan. Additionally, no shares may be granted after the tenth anniversary of the 1996 Incentive Plan’s adoption. I-Sector has reserved for issuance, under the Director Plan, 100,000 shares of common stock, subject to certain anti-dilution adjustments, of which no shares were available for future grants at September 30, 2005. The Director Plan provides for a one-time grant to newly elected directors to purchase up to 5,000 common shares, after which each director is entitled to receive an option to purchase up to 5,000 common shares upon each date of re-election to I-Sector’s Board of Directors. Options granted under the Director Plan and the 1996 Incentive Plan have an exercise price equal to the fair market value on the date of grant and generally expire ten years after the grant date.
The I-Sector Corporation Incentive Plan provides for the granting of incentive awards in the form of stock-based awards and cash bonuses in accordance with the provisions of the plan. All employees, including officers, and consultants and non-employee directors are eligible to participate in the I-Sector Corporation Incentive Plan. Generally, the Compensation Committee has the discretion to determine the exercise price of each stock option under the I-Sector Corporation Incentive Plan, and they must be exercised within ten years of the grant date, except those classified as Incentive Stock Option (“ISO”) grants to a 10% or greater stockholder. ISO options grants to a 10% or greater stockholder must be exercised within five years of the grant date. The exercise price of each ISO option grant may not be less than 100% of the fair market value of a share of common stock on the date of grant (110% in the case of a 10% or greater stockholder). At September 30, 2005, 391,000 shares were available for future option grants under the I-Sector Corporation Incentive Plan.
During April 2005, options for 10,000 shares were granted to an employee at an exercise price of $0.01. The difference between the exercise price and fair market value at date of grant of $57 was charged to earnings during the nine-month period ended September 30, 2005, with a corresponding increase in additional paid-in-capital, resulting in no impact on total stockholders’ equity.
The activity of employees and non-employees in all plans for the nine months ended September 30, 2005 is summarized below:

		Weighted Ave
	Shares	Exercise Price
Options outstanding at beginning of the period	652,921	$3.37
Granted during the period	218,500	$6.25
INX options assumed at conversion rate	1,123,103	$1.15
Exercised during the period	(157,414)	$1.31
Cancelled during the period	(20,000)	$7.86

Options outstanding at end of period	1,817,110	$2.52

Options exercisable at end of period	1,569,912	$1.89

Options outstanding price range	$0.01 to $7.76
Weighted average fair value of options granted during the period	$6.25
Options weighted average remaining life	7.06 Years

	Outstanding		Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
	Shares	Life	Price	Shares	Price
$0.01 to $0.99	98,747	5.34	$0.10	98,747	$0.10
$1.00 to $1.99	1,165,730	6.52	1.33	1,152,497	1.33
$2.00 to $3.99	97,200	7.34	2.61	97,200	2.61
$4.00 to $6.99	231,933	8.26	4.62	179,801	4.75
$7.00 to $7.76	233,500	9.28	7.59	41,667	7.55

Total	1,817,110	7.06	$2.52	1,569,912	$1.89

9. FLOORPLAN LINE OF CREDIT
On September 30, 2005 the Company and its senior lender signed an amendment to its existing $25 million senior credit facility. The First Amendment Agreement (“Amendment”) was effective September 9, 2005, and includes the following terms:
•	Extends the term of the $25 million floorplan line of credit facility to September 9, 2007, unless terminated earlier as provided in the Amendment. Inventory and accounts receivable for the Dallas Independent School District (DISD) are excluded from the availability calculation under the facility except as provided under the multiple advance working capital credit facility.

•	Provides a working capital revolving line of credit under the above floorplan facility with an aggregate outstanding principal sublimit of $10 million.

•	Provides a multiple advance working capital credit facility under the floorplan line in the maximum amount of $4 million for a term of 60 days with the outstanding principal balance not to exceed 30% of eligible DISD receivables.

•	Charges interest payable monthly at the rate of prime plus .5% on revolving credit loans and prime plus 2.5% on multiple advance working capital loans.

•	Amends certain restrictive covenants.
Total borrowings under the floor plan line of credit facility were $16,024 and $17,973 as of December 31, 2004 and September 30, 2005, respectively, of which $7,902 and $8,970 are non-interest bearing and reflected in accounts payable in the accompanying consolidated balance sheets at December 31, 2004 and September 30, 2005, respectively. Interest bearing borrowings were $8,122 and $9,003 at December 31, 2004 and September 30, 2005, respectively, and reflected in notes payable in the accompanying consolidated balance sheets.

10. DISCONTINUED OPERATIONS
Telecom and Computer Products Divisions
During the nine-month period ended September 30, 2005, the Company resolved the collectability of certain accounts receivable and revised the estimated future expenses for pending litigation relative to its discontinued Telecom and Computer Products Divisions, resulting in a gain of $58, net of taxes. The balance sheet caption “Other current liabilities” includes $625 and $571 at December 31, 2004 and September 30, 2005, respectively, for estimated future expenses related to settlement of pending litigation of discontinued operations. Management intends to vigorously contest the claim and believes that any additional liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.
Stratasoft and Valerent Subsidiaries
On November 3, 2005, the Company’s Board of Directors approved a plan to sell the Stratasoft and Valerent subsidiaries. Raymond James Associates has been engaged as financial advisor in connection with the planned sale of Stratasoft. This action was taken due to continuing losses at Stratasoft and the decision to build value with a focused strategy in the operations at INX. The following pro forma consolidated amounts give effect to the Company’s planned disposal of Stratasoft and Valerent as if they had occurred January 1, 2004. The pro forma consolidated amounts are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results. Subsequent reported operating results will reflect the results of these two businesses as discontinued operations.
Unaudited Pro Forma Condensed Consolidated Statement of Operations for the quarter ended September 30, 2005:

				Pro Forma
		Less	Less	Adjustments
	Actual	Stratasoft	Valerent	(a)	Pro Forma
Revenue	$39,157	$(860)	$(1,830)	$—	$36,467
Cost of goods and services	32,856	(526)	(1,318)	—	31,012

Gross profit	6,301	(334)	(512)	—	5,455
Selling, general and administrative expenses	6,321	(1,224)	(552)	257	4,802

Operating income (loss)	(20)	890	40	(257)	653
Interest and other income, net	(180)	2	—	—	(178)

Income (loss) from continuing operations before income taxes	(200)	892	40	(257)	475
Income tax expense	29	—	—	—	29

Net income (loss) from continuing operations	$(229)	$892	$40	$(257)	$446

Net income (loss) from continuing operations per share:
Basic	$(0.04)				$0.07

Diluted	$(0.04)				$0.07

Shares used in computing net income (loss) per share:
Basic	5,975,392				5,975,392

Diluted	5,975,392				5,975,392

Unaudited Pro Forma Condensed Consolidated Statement of Operations for the nine months ended September 30, 2005:

				Pro Forma
		Less	Less	Adjustments
	Actual	Stratasoft	Valerent	(a)	Pro Forma
Revenue	$101,273	$(4,244)	$(5,106)	$—	$91,923
Cost of goods and services	84,200	(2,247)	(3,602)	—	78,351

Gross profit	17,073	(1,997)	(1,504)	—	13,572
Selling, general and administrative expenses	23,452	(4,181)	(1,672)	876	18,475

Operating income (loss)	(6,379)	2,184	168	(876)	(4,903)
Interest and other income, net	(255)	7	—	—	(248)

Income (loss) from continuing operations before income taxes	(6,634)	2,191	168	(876)	(5,151)
Income tax benefit	(4)	—	—	—	(4)
Minority interest	(23)	—	—	—	(23)

Net income (loss) from continuing operations	$(6,653)	$2,191	$168	$(876)	$(5,170)

Net loss from continuing operations per share:
Basic	$(1.19)				$(0.92)

Diluted	$(1.19)				$(0.92)

Shares used in computing net loss per share:
Basic	5,613,614				5,613,614

Diluted	5,613,614				5,613,614

Unaudited Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 2004:

				Pro Forma
		Less	Less	Adjustments
	Actual	Stratasoft	Valerent	(a)	Pro Forma
Revenue	$93,069	$(8,996)	$(6,942)	$—	$77,131
Cost of goods and services	73,117	(4,150)	(4,777)	—	64,190

Gross profit	19,952	(4,846)	(2,165)	—	12,941
Selling, general and administrative expenses	18,254	(5,100)	(1,886)	894	12,162

Operating income (loss)	1,698	254	(279)	(894)	779
Interest and other income, net	(108)	12	—		(96)

Income (loss) from continuing operations before income taxes	1,590	266	(279)	(894)	683
Income tax benefit	19	—	—	—	19
Minority interest	(117)	—	—	—	(117)

Net income (loss) from continuing operations	$1,492	$266	$(279)	$(894)	$585

Net income from continuing operations per share:
Basic	$0.33				$0.13

Diluted	$0.30				$0.12

Shares used in computing net income per share:
Basic	4,569,507				4,569,507

Diluted	5,004,393				5,004,393

Unaudited Pro Forma Condensed Consolidated Balance Sheet at September 30, 2005:

				Pro Forma
		Less	Less	Adjustments
	Actual	Stratasoft	Valerent	(b)	Pro Forma
ASSETS
Current Assets:
Cash and cash equivalents	$1,091	$40	$46	$—	$1,177
Accounts and notes receivable	37,136	(537)	(1,193)	—	35,406
Inventory	879	(459)	(55)	—	365
Cost and estimated earnings in excess of billings	1,019	(629)	—	—	390
Investment in subsidiaries held for sale	—	—	—	1,044	1,044
Other current assets	282	(18)	(6)	—	258

Total current assets	40,407	(1,603)	(1,208)	1,044	38,640
Property and equipment, net	2,532	(53)	(12)	(299)	2,168
Notes receivable, long-term, net	56	(61)	—	5	—
Goodwill	7,136	—	—	—	7,136
Intangible assets, net	1,131	(662)	—	—	469

Total Assets	$51,262	$(2,379)	$(1,220)	$750	$48,413

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$9,112	$(91)	$—	$—	$9,021
Accounts payable	16,034	(192)	(465)	—	15,377
Billings in excess of cost and estimated earnings	261	(196)	—	—	65
Other current liabilities	7,094	(1,340)	(532)	—	5,222

Total current liabilities	32,501	(1,819)	(997)	—	29,685

Long-term debt	35	(33)	—	—	2
Intercompany balances		(6,322)	(4,187)	10,509	—
Stockholders’ Equity:
Common stock	60	(531)	—	531	60
Additional paid in capital	27,543	(1)	(201)	202	27,543
Retained deficit	(8,877)	6,327	4,165	(10,492)	(8,877)

Total stockholders’ equity	18,726	5,795	3,964	(9,759)	18,726

Total Liabilities and Stockholders’ Equity	$51,262	$(2,379)	$(1,220)	$750	$48,413

(a)	Pro Forma Condensed Consolidated Statements of Operations Adjustments:
•	The adjustments to selling, general and administrative expenses for all periods presented represent corporate expenses allocated to discontinued subsidiaries that are not expected to be eliminated. The continuing corporate expenses are allocated accounting and information systems department costs and allocated insurance premiums.

•	Interest expense for discontinued operations represents interest on external debt incurred specifically for such operations. No intercompany interest expense is reflected in the pro forma presentation.

•	Income tax expense is not charged to net income from continuing operations for all periods presented due to the accumulated net operating loss carryforward for federal income tax purposes of approximately $2.2 million at September 30, 2005.

•	The pro forma presentation reflects the impact of the planned actions on the results from continuing operations. The cumulative effect of the change in application of accounting method discussed in Note 5 impacts only the discontinued Stratasoft subsidiary.
(b)	Pro Forma Condensed Consolidated Balance Sheet Adjustments:
•	The pro forma adjustment transferring net property and equipment of $299 to investment in subsidiaries held for sale represents computer equipment, furniture, and other equipment solely used by the discontinued subsidiaries, maintained on the books of I-Sector.

•	Pro forma adjustments to intercompany accounts, additional paid in capital, and retained earnings represent the reclassification of the net I-Sector investment in subsidiaries held for sale.

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
General
We are a leading regional provider of IP telephony and other network infrastructure and related implementation and support services. The IP telephony industry is characterized by rapidly evolving and competing technologies. We compete with larger and better financed entities. Our principal offices are currently located in Texas, New Mexico, Oregon, and Washington, and we primarily market to potential customers headquartered in, or making purchasing decisions from, those states. Our long-term goal, however, is to become one of the leading national providers of Cisco-centric network and IP telephony solutions to enterprises.
We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of the following:
•	Planned sale of two business units

•	Proposed name change and elimination of holding company structure

•	Acquisitions completed during the second quarter of 2005

•	Elimination of minority interest in INX

•	Change in application of an accounting principle for the Stratasoft business unit that was subsequently discontinued in the fourth quarter of 2005.
Planned Sale of Two Business Units
On November 3, 2005, the Board approved a plan to sell its Stratasoft, Inc. and Valerent, Inc. business units. We have engaged Raymond James Associates as a financial advisor in connection with the sale of Stratasoft. Subsequent reported operating results will reflect the results of these two businesses as discontinued operations.
Because of the continuing losses at Stratasoft, we determined that it would be in the in the best interest of the Company’s stockholders to sell this business unit and build value with a focused strategy in our core operations at INX. Additionally, we have begun to work with a number of brokers and investment bankers on a non-exclusive basis to secure a buyer for our Valerent business. The Valerent business unit, which accounts for only about five percent of our total revenues, is not strategic to the goal of building a leading national provider of Cisco-centric IP Communications solutions for enterprise organizations.
Proposed Name Change and Elimination of Holding Company Structure
On November 3, 2005, our Board approved the merger of our primary operating subsidiary, InterNetwork Experts, Inc., into I-Sector. Following this transaction, the Company will adopt a new corporate name. The combined entity and name change will more accurately reflect our singular focus on providing enterprise IP Communications solutions and support. The Company anticipates that the merger and name change will be complete before December 31, 2005.
Acquisitions
The Company completed two acquisitions during May and June, 2005 as detailed below. The acquisitions were consummated to improve the Company’s geographical presence and enhance its technical capabilities.
Network Architects, Corp.
Effective May 26, 2005, the Company acquired the operations and certain assets of Network Architects, Corp. (“Netarch”), a data network and IP telephony systems design, installation and support business with branches in Albuquerque, New Mexico, and El Paso, Texas. The consideration paid at closing consisted of cash in the amount of $2,000, restricted common stock valued at $2,000, and payment of a note payable to a bank in the amount of $300. Legal and other costs of $66 were paid in cash in connection with the transaction. The calculation of the 308,166 shares of Company’s common stock issued was determined by dividing $2,000 by the average closing price per share for the Common Stock as reported by AMEX for the five consecutive trading days ending May 20, 2005.
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
InfoGroup Northwest, Inc.
Effective June 29, 2005, the Company acquired the operations and certain assets of the InfoGroup Northwest, Inc. (“InfoGroup”) network solutions business with branches in Seattle, Washington, and Portland and Eugene, Oregon. The consideration paid at closing consisted of cash in the amount of $1,900 and restricted common stock valued at $500. Legal, broker, and other costs of $135 were incurred in connection with the transaction, of which $12 was paid through the issuance of 1,586 shares of common stock and the remainder paid in cash. The calculation of the 63,516 shares of the Company’s common stock issued was determined by dividing $500 by the average closing price per share for the common stock as reported by AMEX for the five consecutive trading days ending June 24, 2005.
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
On February 1, 2005, we entered into an agreement with the INX minority shareholders to eliminate the minority interest through an exchange of the INX minority shareholders’ interest for a similar interest in I-Sector, contingent upon I-Sector stockholder approval. Upon stockholder approval on March 18, 2005, INX became a wholly-owned subsidiary of the Company. The exchange of the minority interest resulted in a remeasurement of the stock options that were part of the minority interest and such remeasurement resulted in a $5,729 one-time non-cash charge to earnings, which was equal to the intrinsic value of the stock options on March 18, 2005. The charge to earnings was reflected as an increase in selling, general, and administrative expenses with a corresponding increase in additional paid-in-capital. As a result, the exchange of options had no impact on total stockholders’ equity.
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
The change in accounting method was applied by recording the cumulative effect of the change amounting to $566 in the condensed consolidated statement of operations for the nine months ended September 30, 2005. Had the change in accounting method not been made, net loss for the three and nine month periods ended September 30, 2005 would have decreased by $156 or $0.03 per share (basic and diluted) and increased by $381 or $0.07 per share (basic and diluted), respectively. The pro forma effect has not been presented for prior periods due to the inability to accurately compute the effect of the change prior to December 31, 2004. Due to the Company’s net operating loss carryforward position, there is no income tax effect to the cumulative effect adjustment.
Results Of Operations
Overview
Sources of Revenue. Our revenue is derived from three segments represented by our three operating subsidiaries, INX, Stratasoft and Valerent. During the quarter ended September 30, 2005, INX, Stratasoft and Valerent accounted for 93.1%, 2.2% and 4.7%, respectively, of total consolidated revenue. During the nine months ended September 30, 2005, INX, Stratasoft and Valerent accounted for 90.8%, 4.2% and 5.0%, respectively, of total consolidated revenue.
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
As previously reported, during late 2004 and during mid 2005, we experienced significant payment delays related to receivables owed to the Company related to a project for the Dallas Independent School District (“DISD”) that is partially funded by DISD and partially funded by the Schools and Libraries Division (the “SLD”) of the Universal Services Administration Company, an organization under the Federal Communications Commission that administers the E-Rate program, a Federally funded program that partially funds network and connectivity technology infrastructure for schools. The DISD project is performed by a consortium of vendors, including the Company, and administered by one of the consortium members that has been appointed to act as the lead consortium member. In August 2005, we learned through communication with DISD and other consortium members that SLD had placed on hold payment of all outstanding DISD project receivables pending completion of its inquiry into information that appeared in the press concerning the lead consortium member. The SLD inquiry was completed in late September and payments to the Company and other consortium members resumed. At September 30, 2005, we had approximately $12.4 million in receivables outstanding under the SLD-funded DISD project and have received $7.9 million in payments after September 30, 2005.
In mid-2003, INX introduced Netsurant, its branded support service that consists primarily of customer service personnel and a support center, and such new support service offering required an upfront fixed cost to operate a network operations center to monitor customer’s systems. This initially created negative gross margins from this new Netsurant service offering. Netsurant services gross margin turned positive in the first quarter of 2005 and has improved in subsequent quarters as Netsurant support services revenue grows compared to the fixed cost of operating the network operations center. We anticipate that the Netsurant support offering could further improve overall services gross margins. Through September 30, 2005, Netsurant service revenue was not material.
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
In addition, our quarterly gross profit and gross margin can be materially affected by vendor incentives received in certain quarterly periods, most of which are Cisco incentives received by INX. The incentive programs sponsored by Cisco currently enable us to qualify for cash rebates or product pricing discounts. These incentives are generally earned based on sales volume, sales growth and customer satisfaction levels. The amounts earned under these programs are recorded as a reduction of cost of goods and can vary significantly between periods. Currently, incentives by Cisco are paid semiannually, and are typically paid in the first and third quarters of each calendar year. Incentives are recognized when we receive payment from the supplier or when we have earned and can reasonably estimate the amount due from the supplier. During the three and nine month periods ended September 30, 2005, we recognized $1,236 and $2,305, respectively, in vendor incentives, and we accrued $233 and $478, respectively, in commission expense related to the vendor incentives earned by sales personnel in association with this vendor incentive program.
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
Tax Loss Carryforward. Because of our prior operating losses we have accumulated a net operating loss carryforward for federal income tax purposes that, as of September 30, 2005, was approximately $2.2 million and is available to offset future federal taxable income. This carryforward expires during the period 2023 through 2025. In addition to potential expiration, there are several factors that could limit or eliminate our ability to use these carryforwards. For example, under Section 382 of the Internal Revenue Code of 1986, as amended, use of prior net operating loss carryforwards is limited after an ownership change. If we achieve sustained profitability, which may not happen, the use of net operating loss carryforwards would reduce our tax liability and increase our net income and available cash resources. When all operating loss carryforwards have been used or have expired, we would again be subject to increased tax expense and reduced earnings due to such tax expense.
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

	Three months ended September 30,
	2004		2005
	Amount	%	Amount	%
	(Dollars in thousands)
Revenue
INX product	$27,179	83.3	$32,228	82.3
INX service	1,516	4.6	4,241	10.8

Total INX revenue	28,695	87.9	36,469	93.1

Stratasoft — Custom projects	2,531	7.8	860	2.2

Valerent product	288	.9	576	1.5
Valerent service	1,310	4.0	1,254	3.2

Total Valerent revenue	1,598	4.9	1,830	4.7

Eliminations revenue	(212)	(.6)	(2)	0.0

Total revenue	32,612	100.0	39,157	100.0
Gross profit:
INX product	3,928	14.5	4,106	12.7
INX service	417	27.5	1,349	31.8

Total INX gross profit	4,345	15.1	5,455	15.0
Stratasoft — Custom projects	1,208	47.7	334	38.8

Valerent product	(4)	(1.4)	20	3.5
Valerent service	560	42.7	492	39.2

Total Valerent gross profit	556	34.8	512	28.0

Total gross profit	6,109	18.7	6,301	16.1
Selling, general and administrative expenses:
INX	3,332	11.6	4,326	11.9
Stratasoft	1,419	56.1	1,224	142.3
Valerent	522	32.7	552	30.2
Corporate	183	N/A	219	N/A

Total selling, general and administrative expenses	5,456	16.7	6,321	16.1
Operating income (loss):
INX	1,013	3.5	1,129	3.1
Stratasoft	(211)	(8.3)	(890)	(103.5)
Valerent	34	2.1	(40)	(2.2)
Corporate	(183)	N/A	(219)	N/A

Total operating (loss) income	653	2.0	(20)	(0.0)
Interest and other income (expense), net	17	0.1	(180)	(0.5)

Income (loss) from continuing operations before income taxes	670	2.1	(200)	(0.5)
Income tax benefit	2	0.0	29	0.1

Net income (loss) from continuing operations before minority interest	668	2.1	(229)	(0.6)
Minority interest	(50)	(0.2)	—	0.0
Loss on disposal of discontinued operations, net of taxes	—	0.0	(6)	0.0

Net income (loss)	$618	1.9	$(235)	(0.6)

Three Months Ended September 30, 2004 Compared To the Three Months Ended September 30, 2005
Revenue. Our total revenue increased by $6,545, or 20.1%, from $32,612 to $39,157.
INX revenue increased by $7,774, or 27.1%, from $28,695 to $36,469. As a percentage of total revenue, INX revenue increased from 87.9% to 93.1%. INX product revenue increased $5,049, or 18.6% from $27,179 to $32,228. The increase in product revenue is primarily due to the revenue contribution from the Netarch and InfoGroup acquisitions.
INX service revenue increased $2,725 or 179.7% from $1,516 to $4,241. The increase in services is due to the revenue contribution from the Netarch and InfoGroup acquisitions, a Federal government contract for network services in Iraq, and design and installation services performed in conjunction with product sales.
Stratasoft revenue decreased by $1,671, or 66.0%, from $2,531 to $860. As a percentage of total revenue, Stratasoft revenue decreased from 7.8% to 2.2%. The decrease in Stratasoft revenue was substantially attributable to decreased contract bookings in the quarter, which were below our expectations and which we attribute to turmoil created by recent Stratasoft management changes.

Valerent revenue increased by $232, or 14.5%, from $1,598 to $1,830. As a percentage of total revenue, Valerent revenue decreased from 4.9% to 4.7%. The increase in Valerent revenue was primarily attributable to increased product revenue of $288, partially offset by a decrease in service revenue $56.
Gross Profit. Our total gross profit increased by $192, or 3.1%, from $6,109 to $6,301. Gross margin decreased from 18.7% to 16.1% due to changes in the gross margin of our INX, Stratasoft and Valerent subsidiaries as discussed below, as well as an increase, as a percentage of total revenue, of product sales revenue as compared to (i) service revenue and (ii) custom project revenue, each of which generate higher gross margins than product sales.
INX gross profit increased $1,110, or 25.5%, from $4,345 to $5,455. INX’s gross margin decreased from 15.1% to 15.0% . INX’s gross profit on its product sales component increased $178 or 4.5%, from $3,928 to $4,106 due to increased product sales revenue primarily attributable to the revenue contribution of acquisitions. INX’s gross profit on its service revenue component increased $932 or 223.5% from $417 to $1,349 and gross margin on INX service revenue increased from 27.5% to 31.8%. This increase in service gross margin was the result of the margin contribution of acquisitions, improved utilization of our engineering and technical staff on projects, as well as higher recurring post-sales support services revenues, which were generated with a somewhat more fixed cost of sales component, and which therefore resulted in increased gross margin on such revenues.
Stratasoft gross profit decreased by $874, or 72.4%, from $1,208 to $334. Stratasoft’s gross margin decreased from 47.7% to 38.8%. Stratasoft gross margin declined primarily due to reduced revenue combined with a fixed component of cost of sales in the form of software development programmer costs and installation and support technician costs, which do not decline during periods of reduced revenue. Gross profit declined because of the reduced revenue and the reduced gross margin on revenue.
Valerent gross profit decreased by $44, or 7.9%, from $556 to $512. Valerent’s gross margin decreased from 34.8% to 28.0%. The mix of product to services revenue contributed to the reduced gross margin.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $865, or 15.9% from $5,456 to $6,321. As a percentage of total revenue, these expenses decreased from 16.7% to 16.1%. The increase in selling, general and administrative expenses is due to $1,002 in additional expenses from the Netarch and InfoGroup acquisitions partially offset by recoveries of doubtful accounts in the Stratasoft subsidiary.
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
Operating Profit (Loss). Operating profit decreased $673 from a profit of $653 to a loss of $20, due to the operating losses in the Stratasoft and Valerent subsidiaries. INX’s operating profit increased $116 from $1,013 to $1,129. Stratasoft’s operating profit decreased $679 from a loss of $211 to a loss of $890. Valerent’s operating profit decreased $74, from a profit of $34 to a loss of $40. The operating loss for the Corporate Segment increased $36, from a loss of $183 to a loss of $219.
Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $197 from income of $17 to expense of $180 due to the increase in interest expense on increased borrowings under the Textron credit facility.
Loss on disposal of discontinued operations, net of tax. Loss on disposal of discontinued operations increased from $0 to $6, due to attorneys’ fees on collection and litigation matters.
Net income (loss). Net income decreased $853 from a profit of $618 to a loss of $235. Income tax expense for the period increased from $2 to $29, and there is a net operating tax loss carryforward of approximately $2.2 million as of September 30, 2005. Net deferred tax assets were fully offset by a valuation allowance at September 30, 2005.

	Nine months ended September 30,
	2004		2005
	Amount	%	Amount	%
	(Dollars in thousands)
Revenue
INX product	$53,594	77.9	$83,376	82.3
INX service	4,054	5.9	8,571	8.5

Total INX revenue	57,648	83.8	91,947	90.8

Stratasoft — Custom projects	6,837	9.9	4,244	4.2

Valerent product	1,127	1.6	1,376	1.4
Valerent service	3,825	5.6	3,730	3.6

Total Valerent revenue	4,952	7.2	5,106	5.0

Eliminations revenue	(663)	(0.9)	(24)	(0.0)

Total revenue	68,774	100.0	101,273	100.0
Gross profit:
INX product	7,521	14.0	10,923	13.1
INX service	1,221	30.1	2,649	30.9

Total INX gross profit	8,742	15.2	13,572	14.8
Stratasoft — Custom projects	3,666	53.6	1,997	47.1

Valerent product	65	5.8	21	1.5
Valerent service	1,471	38.5	1,483	39.8

Total Valerent gross profit	1,536	31.0	1,504	29.5

Total gross profit	13,944	20.3	17,073	16.9
Selling, general and administrative expenses:
INX	7,534	13.1	10,937	11.9
Stratasoft	3,570	52.2	4,181	98.5
Valerent	1,398	28.2	1,672	32.7
Corporate	689	N/A	6,662	N/A

Total selling, general and administrative expenses	13,191	19.2	23,452	23.2
Operating income (loss):
INX	1,208	2.1	2,635	2.9
Stratasoft	96	1.4	(2,184)	(51.5)
Valerent	138	2.8	(168)	(3.3)
Corporate	(689)	N/A	(6,662)	N/A

Total operating (loss) income	753	1.1	(6,379)	(6.3)
Interest and other income (expense), net	10	0.0	(255)	(0.3)

Income (loss) from continuing operations before income taxes	763	1.1	(6,634)	(6.6)
Income tax benefit	—	0.0	(4)	(0.0)

Net income (loss) from continuing operations before minority interest	763	1.1	(6,630)	(6.6)
Minority interest	(56)	(0.1)	(23)	(0.0)
Gain on disposal of discontinued operations, net of taxes	1	0.0	58	0.1

Net income (loss) before change in accounting method	708	1.0	(6,595)	(6.5)
Cumulative effect of change in application of percentage of completion method	—	—	(566)	(0.6)

Net income (loss)	$708	1.0	$(7,161)	(7.1)

Nine Months Ended September 30, 2004 Compared To the Nine Months Ended September 30, 2005
Revenue. Our total revenue increased by $32,499, or 47.3%, from $68,774 to $101,273.
INX revenue increased by $34,299, or 59.5%, from $57,648 to $91,947. As a percentage of total revenue, INX revenue increased from 83.8% to 90.8%. INX product revenue increased $29,782, or 55.6% from $53,594 to $83,376. The increase in product revenue is due to increased numbers of sales account managers and general industry growth, as well as revenue contribution of four months from the Netarch acquisition and three months from the InfoGroup acquisition. INX service revenue increased $4,517 or 111.4% from $4,054 to $8,571. The increase in services is due to the revenue contribution from the Netarch and InfoGroup acquisitions, a Federal government contract for network services in Iraq, and design and installation services performed in conjunction with product sales.
Stratasoft revenue decreased by $2,593, or 37.9%, from $6,837 to $4,244. As a percentage of total revenue, Stratasoft revenue decreased from 9.9% to 4.2%. The decrease in Stratasoft revenue was substantially attributable to decreased contract bookings, which were below our expectations.

Valerent revenue increased by $154, or 3.1%, from $4,952 to $5,106. As a percentage of total revenue, Valerent revenue decreased from 7.2% to 5.0%. The increase in Valerent revenue was primarily attributable to increased product revenue of $249, partially offset by a decrease in service revenue $95.
Gross Profit. Our total gross profit increased by $3,129, or 22.4%, from $13,944 to $17,073. Gross margin decreased from 20.3% to 16.9% due to changes in the gross margin of our INX and Stratasoft subsidiaries as discussed below, as well as an increase, as a percentage of total revenue of product sales revenue as compared to (i) service revenue and (ii) custom project revenue, each of which generate higher gross margins than product sales.
INX gross profit increased $4,830, or 55.3%, from $8,742 to $13,572. INX’s gross margin decreased from 15.2% to 14.8%. INX’s gross profit on its product sales component increased $3,402 or 45.2%, from $7,521 to $10,923 due to increased product sales revenue attributable to the increased quantities of contracts and the margin contribution of acquisitions.. However, gross margin on its product sales decreased from 14.0% to 13.1%, which was primarily attributable to lower vendor incentives as a percentage of sales, decreasing from 4.2% to 2.9%. INX’s gross profit on its service revenue component increased $1,428 or 117.0% from $1,221 to $2,649 and gross margin on INX service revenue increased from 30.1% to 30.9%. This increase in service gross margin dollars was substantially the result of the increased service revenue, partially due to the margin contribution of acquisitions, and the increased services gross margin was primarily attributable to higher utilization rates for engineering and technical staff.
Stratasoft gross profit decreased by $1,669, or 45.5%, from $3,666 to $1,997. Stratasoft’s gross margin decreased from 53.6% to 47.1%. Stratasoft gross margin percentage declined primarily due to reduced revenue combined with a fixed component of cost of sales in the form of software development programmer costs and installation and support technician costs, which do not decline during periods of reduced revenue. Gross profit dollars declined because of the reduced revenue and the reduced gross margin on revenue.
Valerent gross profit decreased by $32, or 2.1%, from $1,536 to $1,504. Valerent’s gross margin decreased from 31.0% to 29.5%. The decrease in Valerent’s gross margin percentage was due to the increase in proportion of product revenue.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $10,261, or 77.8% from $13,191 to $23,452. As a percentage of total revenue, these expenses increased from 19.2% to 23.2%.
These expenses were primarily increased by the following:
•	Selling, general, and administrative expenses of locations acquired in the second quarter of 2005 were $1,226 and primarily consisted of sales and administrative wages, commissions, and related payroll taxes.

•	Management and administrative compensation expense increased $6,682 exclusive of expenses at acquired locations due to the one-time noncash charge of $5,729 related to option remeasurement associated with the INX minority interest exchange, increased administrative and management salaries and wages of $890 related primarily to hiring additional personnel, acquisition related bonuses of $60, and nonqualified stock option expense of $57.

•	Sales compensation increased $1,017 exclusive of expenses at acquired locations due to increased commissions generated from the increased gross profit dollars and additional personnel hired to generate continued revenue growth.

•	General office expenses increased $384 exclusive of expenses at acquired locations due to increased printing, advertising, and office supplies costs directly related to the generally increased size of the organization.

•	Rent, insurance, other occupancy costs, and telecommunications costs increased $252 exclusive of expenses at acquired locations primarily due to the relocation of our Dallas, Texas office facility and the addition of the San Antonio, Texas office in mid-2004 and INX growth.

•	Bad debt expense increased $224 primarily due to an increase in the allowance in the Stratasoft segment.

•	Professional fees increased $166 due to Sarbanes-Oxley consulting services.

•	Travel increased $112 primarily due to increased INX travel related to acquisitions activity.

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
Operating Profit (Loss). Operating profit decreased $7,132 from a profit of $753 to a loss of $6,379, primarily due to one-time noncash compensation charge of $5,729 related to the exchange of the INX minority interest and operating losses in the Stratasoft and Valerent subsidiaries. INX’s operating profit increased $1,427, or 118.1% from $1,208 to $2,635. Stratasoft’s operating profit decreased $2,280 from a profit of $96 to a loss of $2,184. Valerent’s operating profit decreased $306, from a profit of $138 to a loss of $168. The operating loss for the Corporate Segment, which included the one-time noncash compensation charge of $5,729 related to the exchange of the INX minority interest and $166 for Sarbanes Oxley consulting, increased $5,973, from a loss of $689 to a loss of $6,662.
Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $265 from income of $10 to expense of $255 due to the increase in interest expense on increased borrowings under the Textron credit facility.
Minority interest. Expense attributable to minority interest decreased from $56 to $23. The minority interest shares in INX were exchanged for shares of I-Sector Common Stock on March 18, 2005, eliminating the minority interest.
Gain on disposal of discontinued operations, net of tax. Gain on disposal of discontinued operations increased from $1 to $58, primarily due to a $43 recovery of an account previously fully reserved and $54 resulting from the revision of estimated future expenses, reduced by the related tax effect.
Cumulative Effect of Change in Accounting Method. As discussed in detail above, effective January 1, 2005 we began accounting for the percentage of completion of our Stratasoft projects based upon the percentage of labor cost incurred as compared to total estimated labor cost rather than total cost incurred compared to total estimated cost. The change in accounting method was applied by recording the cumulative effect of the change amounting to $566 in the condensed consolidated statement of operations for the nine months ended September 30, 2005. Had the change in accounting method not been made, net loss for the nine month period ended September 30, 2005 would have increased by $381.
Net income (loss). Net income decreased $7,869 from a profit of $708 to a loss of $7,161. Income tax benefit for the period was $4, and there is a net operating tax loss carryforward of approximately $2.2 million as of September 30, 2005. Net deferred tax assets were fully offset by a valuation allowance at September 30, 2005.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are cash flow from operations and our credit facility with Textron Financial Corporation (the “Textron Facility”). We use the Textron Facility to finance the majority of our purchases of inventory, and to provide working capital when our cash flow from operations is insufficient. Our working capital was $13,143 and $7,906 at December 31, 2004 and September 30, 2005, respectively.
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
The balance of trade accounts receivable, net of allowance for doubtful accounts, was $28,855 and $36,821 at December 31, 2004 and September 30, 2005, respectively. The current portion of notes receivable were $1,231 and $247 and the noncurrent portion of notes receivable were $207 and $56, net of allowances, at December 31, 2004 and September 30, 2005, respectively.

As previously reported, during late 2004 and during mid 2005, we experienced significant payment delays related to receivables owed to the Company related to a project for the Dallas Independent School District (“DISD”) that is partially funded by DISD and partially funded by the Schools and Libraries Division (the “SLD”) of the Universal Services Administration Company, an organization under the Federal Communications Commission that administers the E-Rate program, a Federally funded program that partially funds network and connectivity technology infrastructure for schools. The DISD project is performed by a consortium of vendors, including the Company, and administered by one of the consortium members that has been appointed to act as the lead consortium member. In August 2005, we learned through communication with DISD and other consortium members that SLD had placed on hold payment of all outstanding DISD project receivables pending completion of its inquiry into information that appeared in the press concerning the lead consortium member. The SLD inquiry was completed in late September and payments to the Company and other consortium members resumed. At September 30, 2005, we have approximately $12.4 million in receivables outstanding with DISD under the SLD-funded project and have received $7.9 million in payments after September 30, 2005, substantially all of which was used to reduce the outstanding balance under the Textron Facility.
Inventory. We had inventory of $1,159 and $879 at December 31, 2004 and September 30, 2005, respectively. We try to minimize the amount of inventory on hand to reduce the risk that the inventory will become obsolete or decline in value. We are able to do this by relying on the ready availability of products from our principal suppliers. As noted below, we rely principally on our Textron Facility to finance our inventory purchases.
Contractual Obligations
The following table summarizes certain of our contractual cash obligations and related payments due as of September 30, 2005:

	Payments Due by Period
		Less
		Than	1—3	4—5
Contractual Obligations	Total	1 Year	Years	Years
	(Dollars in thousands)
Lease obligations	$2,061	$890	$994	$177
Other debt obligations	132	91	41	—

Total contractual cash obligations	$2,193	$981	$1,035	$177

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
To the extent that we have credit availability under the Textron Facility, it gives us the ability to extend the payment terms past the Free Finance Period. Amounts extended past the Free Finance Period accrue interest and are classified as notes payable on our balance sheet. These extended payment balances under the Textron Facility accrue interest at the prime rate (5.25% at December 31, 2004, and 6.75% at September 30, 2005) plus 0.5%.
On September 30, 2005 the Company and Textron signed an amendment to its existing $25 million senior credit facility. The First Amendment Agreement (“Amendment”) was effective September 9, 2005, and includes the following terms:
•	Extends the term of the $25 million floorplan line of credit facility to September 9, 2007, unless terminated earlier as provided in the Amendment. Inventory and accounts receivable for the Dallas Independent School District (DISD) are excluded from the availability calculation under the facility except as provided under the multiple advance working capital credit facility.

•	Provides a working capital revolving line of credit under the above floorplan facility with an aggregate outstanding principal sublimit of $10 million.

•	Provides a multiple advance working capital credit facility under the floorplan line in the maximum amount of $4 million for a term of 60 days with the outstanding principal balance not to exceed 30% of eligible DISD receivables.

•	Charges interest payable monthly at the rate of prime plus .5% on revolving credit loans and prime plus 2.5% on multiple advance working capital loans.

•	Amends certain restrictive covenants.
Total borrowings under the floorplan line of credit facility were $17,973 as of September 30, 2005, of which $8,970 were non-interest bearing inventory floor plan borrowings and reflected in accounts payable in the accompanying consolidated balance sheet at September 30, 2005. Interest bearing borrowings under the working capital revolving line of credit and multiple advance working capital credit facility were $9,003 at September 30, 2005, and reflected in notes payable in the accompanying consolidated balance sheets.
Advances under the Textron Facility are subject to borrowing base restrictions and are collateralized by substantially all of our assets other than our patent licenses. As of September 30, 2005, there was no unused borrowing base availability under the Textron Facility. “Unused availability” is the amount not borrowed, but eligible to be borrowed based on available collateral. The borrowing base restrictions generally restrict our borrowings under the Textron Facility to 80% of the eligible receivables and 90% of our Floorplanned inventory (as defined in the Facility) which cannot exceed the lesser of 35% of our eligible accounts receivable or $10.0 million.
As defined in the Textron Facility there are restrictive covenants that are measured at each quarter and year end. These covenants require us to:
•	maintain Minimum Tangible Capital Funds of $10.5 million, which is defined to be the sum of cash, receivables, inventory and fixed net assets, minus total liabilities, with total liabilities being defined as accounts payable, accrued expenses and short- and long-term notes payable;

•	maintain a maximum Debt to Tangible Capital Funds ratio of 4.0 to 1;

•	maintain Minimum Working Capital of not less than $8.0 million;

•	maintain a Current Ratio at September 30, 2005 of not less than 1.15 to 1.0 and not less than 1.25 to 1.0 thereafter; and

•	achieve Earnings before Interest Expense, Taxes, Depreciation and Amortization (EBITDA) exceeding $100,000 for the quarter ended September 30, 2005 and exceeding $300,000 quarterly thereafter.
At September 30, 2005 we were in compliance with the above covenants. The decision to sell the Stratasoft and Valerent subsidiaries may adversely impact their operations and result in the future violation of one or more of the above covenants. If we violate any of the loan covenants in the future, we would be required to seek waivers from Textron for those non-compliance events. If Textron refused to provide waivers, the amount due under the Textron Facility could be accelerated and we could be required to seek other sources of financing.
Cash Flows. During the nine months ended September 30, 2005, our cash decreased by $3,682. Operating activities provided cash of $293, investing activities including two acquisitions used $4,621, and financing activities provided $646.
Operating Activities. Operating activities provided $293 in the nine months ended September 30, 2005 as compared to using cash of $8,816 in the comparable 2004 period.
Changes in asset and liability accounts provided $430. The most significant sources of working capital related to:
•	Increase in accounts payable of $5,359 and decrease in inventory of $280, which related primarily to increased purchases of Cisco products for sales by INX, was offset by the $7,339 increase in accounts receivable. Although overall receivables increased due to increased sales, the days in sales outstanding decreased by 20 days from 108 days at December 31, 2004 (using the exhaustive method of calculation) to 88 days at September 30, 2005 primarily due to collections of amounts related to an INX E-Rate program funded project relating to a school district.

•	Contracts in progress which, decreased $842 due to a $644 decrease in the cost and estimated earnings in excess of billings and an $198 increase in billings in excess of cost and estimated earnings, which was primarily due to the lower Stratasoft revenues discussed above .

•	The $1,337 increase in accrued expense is primarily related to accruing for sales commissions, wages and bonuses; third party commissions and professional fees, which increased consistent with the increase in sales.
Investing Activities. Investing activities used $4,621 in the nine months ended September 30, 2005 compared to a use of $912 for the comparable period in 2004. Our 2005 investing activities related to acquisitions, using cash of $4,200, and capital expenditures, which used cash of $421. Capital expenditures in both years were primarily related to purchases of computer equipment and software, and to a lesser degree, leasehold improvements. During the next twelve months, we do not expect to incur significant capital expenditures requiring cash, except for acquisitions, of which we cannot predict the certainty or magnitude.
Financing Activities. Financing activities provided $646 in the nine months ended September 30, 2005 as compared to providing $11,980 in the comparable period in 2004. During the nine months ended September 30, 2004, the company closed a public offering resulting in net proceeds of $7,632.
Related Party Transactions
We lease office space from Allstar Equities, Inc., a Texas corporation (“Equities”), a company wholly owned by James H. Long, our Chief Executive Officer. On December 1, 1999 Equities purchased our corporate office building and executed a direct lease with us with an expiration date of December 31, 2004. In conjunction with Equities obtaining new financing on the building, a new lease was executed with us on February 1, 2002 with an expiration date of January 31, 2007. The current lease has a rental rate of $37 per month.
From time to time we make short-term loans and travel advances to our employees. The balance of approximately $17 and $18 relating to these loans and advances is included in the Company’s balance sheet and reported as part of Accounts Receivable at December 31, 2004 and September 30, 2005, respectively.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We incur certain market risks related to interest rate variations because we hold floating rate debt. Based upon the average amount of debt outstanding during the three months ended September 30, 2005, a one-percent increase in interest rates paid by us on our floating rate debt would have resulted in an $20 increase in interest for the period.
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
Item 4. Controls and Procedures
Under the supervision and with the participation of certain members of our management, including our Chairman of the Board, Chief Executive Officer and principal financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that, our disclosure controls and procedures were not effective at September 30, 2005 because of the effect of a material weakness identified and more fully discussed below.
Grant Thornton LLP (“Grant Thornton”), our independent accountants, and management identified and reported to the audit committee of the board of directors an internal control deficiency that Grant Thornton considers to be a material weakness under the standards established by the American Institute of Certified Public Accountants and the SEC. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The identified internal control deficiency relates to a material weakness involving the accrual of outside contractor project costs at the end of a period.
We have initiated corrective action to address this internal control deficiency by implementing the following measures:

•	Performed a review at September 30, 2005 and will review at the end of each future accounting period all open projects to ensure all significant contractor liabilities are accrued.

•	Modified our timekeeping system procedures to input time of all individual outside contractors paid based on time.

•	Modified our purchase order procedures to input outside contractor commitments paid based on fixed rates.
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
In the first nine months of 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting, except as noted above.
The certifications of I-Sector’s Principal Executive Officer and Principal Financial Officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning I-Sector’s disclosure controls and procedures and internal controls over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.
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

I-Sector Corporation.
Date: November 14, 2005	By:	/s/ BRIAN FONTANA
Brian Fontana, Vice President
and Chief Financial Officer

Index to Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer