Form 10-K
period 2005-12-31
INX Inc
filed 2006-03-27
CIK 1020017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-31949

INX Inc.
(Exact name of Registrant as specified in its charter)

Delaware	76-0515249
(State of Incorporation)	(I.R.S. Employer Identification No.)
6401 Southwest Freeway Houston, TX	77074 (Zip code)
(Address of principal executive offices)

Registrant’s telephone number: (713) 795-2000

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, par value $0.01	American Stock Exchange
Warrants to purchase common stock	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer  ☐     Accelerated Filer  ☐     Non-accelerated Filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the common stock on June 30, 2005 as reported on the American Stock Exchange was approximately $30,571,992.

The number of shares of common stock, $0.01 par value, outstanding as of March 3, 2006 was 6,050,234.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2006 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

INX Inc.

FORM 10-K
For the Year Ended December 31, 2005

PART I

Item 1.	Business

Special Notice Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to future events or our future financial performance including, but not limited to, statements contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that any statement that is not a statement of historical fact, including but not limited to, statements which may be identified by words including, but not limited to, “anticipate”, “appear”, “believe”, “could”, “estimate”, “expect”, “hope”, “indicate”, “intend”, “likely”, “may”, “might”, “plan”, “potential”, “seek”, “should”, “will”, “would”, and other variations or negative expressions thereof, are predictions or estimations and are subject to known and unknown risks and uncertainties. Numerous factors, including factors that we have little or no control over, and factors that we may not be able to anticipate, may affect our actual results and may cause actual results to differ materially from those expressed in the forward-looking statements contained herein. In evaluating such statements, readers should consider the various matters identified in “Item 1. Risk Factors”, which are some of the factors that could cause actual events, performance or results to differ materially from those indicated by such statements.

General

We are a provider of IP communications solutions for enterprise-class organizations such as corporations, schools and federal, state and local governmental agencies. We provide solutions based primarily on Cisco Systems, Inc. (“Cisco”) technology and provide our customers with implementation and support services. We believe that our focus and expertise enables us to better compete in the markets that we serve. Because we have significant experience implementing and supporting the critical technology building blocks of Internet Protocol (“IP”) telephony systems for enterprises, we believe we are well positioned to deliver superior solutions and services to our customers.

The convergence of data, voice, and video into a single seamless IP communications infrastructure is increasingly responsible for driving business benefits through improved business operations. The foundation of a converged communication platform is a robust, secure, high-performance, high-availability IP network infrastructure. As part of our commitment to full life-cycle solutions for our customers, we are dedicated to excellence not only in IP telephony voice communications but also in the underlying network infrastructure components upon which IP telephony depends.

The IP communications solutions we offer are “Cisco-centric,” meaning they are based primarily on the products and technology of Cisco. These solutions include design, implementation and support of LAN/WAN routing and switching, IP telephony, voice over IP (“VoIP”), network security, network storage and wireless networks. We offer a full suite of advanced technology solutions that support the entire life-cycle of IP communications. We design, implement, and support IP telephony infrastructure with a special emphasis on the call flow, messaging, and enablement layers. Enablement layers include network embedded services such as wireless, storage, security, encryption and filtering and packet-shaping. Our solutions are designed with the complete life-cycle of our customer’s IP communications infrastructure in mind. Within a finite set of practice areas, we have standardized our design, implementation, and post-implementation support processes to drive a reliable and scaleable solution that can be tailored directly to meet the business objectives of our clients. Because of our substantial experience and technical expertise in the design, implementation and support of IP communications solutions, we believe we are well-positioned to take advantage of what we believe to be the growing trend of implementation by enterprise organizations of IP telephony and VoIP technology.

The market for IP communications solutions is extremely competitive. We compete with larger and better financed entities. We currently have thirteen physical offices, which are located in Texas, California, Idaho, Louisiana, New Mexico, Oregon, Washington and Washington DC. We primarily market to enterprise-class organizations headquartered in or making purchasing decisions from markets that we serve with branch offices. We plan to continue to expand throughout the U.S. by establishing additional branch offices in other markets, either by opening additional new offices or through acquisition.

We derive revenue from sales of both products and services. In 2005, 2004 and 2003, sales of products made up 89.5%, 91.9% and 91.5% of total revenue and services revenues made up 10.5%, 8.1% and 8.5% of total revenue.

Industry

IP Telephony and Convergence

IP telephony is a general term for an existing and rapidly expanding technology that uses an IP network to perform voice communications that have traditionally been conducted by conventional private branch exchange (“PBX”) telephone systems used by enterprises and by the public switched telephone network (the “PSTN”). IP telephony uses IP network infrastructure, such as a local area network (“LAN”) or a wide area network (“WAN”) to replace the telephony functions performed by an organization’s PBX telephone system. “Convergence” is a term generally used to describe the manner in which voice and video communications technology is converging with data communications onto the IP network. “IP communications” is a term generally used to describe data, voice and video communications using an IP network. In addition to offering potential long-term cost savings, implementation of IP telephony allows enterprises to reap other benefits of participating in the growing trend of convergence.

In the traditional enterprise communications model, different types of communication have been conducted by different means:

•	data communication has been performed using LAN/WAN IP network infrastructure, including the Internet;

•	telephone/voice communication has been conducted using traditional circuit-switched PBX systems and the PSTN; and

•	video communications have often been accomplished using stand-alone video conferencing systems using either multiple circuit-switched telephone lines over the PSTN or using data network communications.

In contrast, the converged communications model enables data, voice and video to be carried by a single IP network infrastructure. Converged IP telephony and data communication over IP network infrastructures is already being used by many enterprises, and the trend is building rapidly.

Today, implementation of converged IP telephony and data communications networks can offer both significant long-term cost savings and increased productivity to enterprises. Among the potential long-term savings that an enterprise might experience are:

•	elimination of redundant traditional telephone line circuits and cabling systems as internal voice communications move to the enterprise’s IP-based network cabling system;

•	reduced cost resulting from consolidation of PSTN circuits to a central location so that all external communications to and from the enterprise occur through fewer or only one point of interface to the PSTN;

•	more efficient support of telephone and data functions by a single support organization rather than multiple service providers and in-house support departments;

•	simplified administration and lower costs for moves, adds and changes of the telephone system because an IP telephony handset can be moved or changed within an enterprise without rewiring the PBX or re-programming the telephone number as is required in a conventional PBX system; and

•	elimination or reduction of long distance toll charges as enterprises operating a converged solution move their internal voice communications to the fixed-cost data network that often already exists between the enterprise’s remote facilities.

IP telephony as implemented by most enterprises often requires upgraded or new IP network infrastructure. Older networks designed solely for data communications are inadequate to accommodate IP telephony functions featuring the quality of telephony service demanded by most customers. To meet the demands of voice communications delivered across an IP network, the network infrastructure must be able to distinguish between data communication packets and voice communication packets. It must also be capable of prioritizing and allocating the use of system resources between voice and data to achieve the quality of service required for voice and video communications.

As the use of IP telephony has become more prevalent over the past few years, the IP network technology environment has evolved, and we believe it will continue to evolve. Enterprise-class organizations today demand more from their IP network than ever before. Traditionally, network infrastructure was focused on achieving connectivity as its initial goal of networking. Now that reliable, quality connectivity has been achieved, business requirements have surpassed the desire for mere connectivity. IP-based voice, wireless communications, and network security represent a new breed of network-based applications that will position the IP network infrastructure to perform higher level, more complex problems and positively impact business productivity.

Until recently, the networking industry has treated network operations as “a sum of individual parts” that have not operated holistically. The approach has been to create point product solutions through the creation of individual products, uniquely designed to solve single problems, one at a time. These products, each with their unique design, have demanded individual administration, management, maintenance, sparing, and optimization that has created a challenging and expensive infrastructure.

We believe that over the coming years IP network infrastructure will move toward a technology environment in which there is a dependency between the component parts of the network that maintain relationships through time and change; a fully cooperating system that is flexible, stable, and predictable and more easily managed.

As a result of recently adding deterministic technologies to the IP network, the networking industry has begun to take its first unified steps toward building a system of products that more fully cooperate in their mission of moving payloads across an arrangement of networks. This has required that the IP network infrastructure evolve from route-specific performance to endpoint-to-endpoint performance, from route-level resiliency to service-level resiliency and from box-level management to system-wide management.

We believe that as the network evolves to perform higher-level functions the complexity of the IP network infrastructure, by necessity, will increase. As the network becomes more complex, the role of network architecture design, business process-mapping, policy decision making, implementation and ongoing service and support play increasingly important roles.

The Evolution to the “Business Ready Network”

We believe the IP network will evolve to what we refer to as a “business ready network” environment over time. By evolving from network architectures comprised solely of interacting devices to architectures that provide pervasive services and then to fully application-aware infrastructures, the corresponding business value grows from simply offering essential services to a network that enables and ultimately optimizes the organization.

The initial stage of the evolution towards the business ready network involves providing business essential functionality through a network of converged infrastructure “synergistic devices.” The network architecture during this current phase contains synergistic devices that must be fully interoperable and based on open standards and protocols in order to build a foundation upon which further phases of the business ready network can be built. During this phase of network evolution the network of devices must be fully functional, bringing to bear the full range of capabilities necessary for the business’ communications needs. As the network becomes the focal point of mission-critical communications and applications it must be fully available, with minimal downtime.

The network must also be converged. It is no longer feasible or practical to operate and maintain separate infrastructures for data, voice and video communications. A converged network not only brings these services onto a common IP-based network, but also opens the door for the next phases of the evolution by providing network characteristics such as quality of services to all applications riding on the network.

In a second phase of the evolution towards the business ready network, which we believe is beginning now, the network infrastructure begins to incorporate what we call “pervasive services” that truly become “business enabling” rather than simply providing business essential services. By our definition, a “business ready network” is integrated, accessible, flexible, transparent and highly secure. Network technologies such as security, storage, voice and wireless are what we refer to as pervasively available network services. They are services that are available to, and needed by, many other resources on the network.

In a future phase of network evolution, we believe the IP network will become the application delivery platform of choice. In this phase, in which the network infrastructure is characterized by being aware, collaborative, and borderless, applications take full advantage of the network to provide business optimizing solutions. The power of pervasive services is further enhanced as applications become fully aware of their availability and can thereby inherently take advantage of these services to optimize the way business gets done. By breaking applications out of their individual silos of data and functionality and enabling them to be collaborative, business workflows and processes become much more meaningful and efficient. In this future phase of network evolution, the IP network enables applications to become “borderless” in a number of ways, including the virtualization of resources such as storage, CPU and computer memory residing anywhere on the network as well as the breaking down of borders between business process and their dependant information

Converged Infrastructure

The Business Ready Network is built on a foundation of devices that are specifically built to move and deliver payloads across a system of networks in a predictable manner. Deterministic payloads such as voice and video are being combined with data over IP network infrastructure to consolidate network costs and overlaps. As the network becomes more of an integrated and robust machine and less merely a number of components joined together, infrastructure design is evolving from one that is based on “point” solutions to one that operates at a “system” level. Previous specialized components, such as routers and switches, are no longer adequate to perform at a route-level resiliency but must evolve to operate at a service-level resiliency. Device-level management, therefore, must be system-wide. The integration of the traditional data network infrastructure and the call-flow layer required to enable voice on the network has enabled a system that is more aware, more capable and more empowered to cooperate with itself and the resources attached to it.

Once an organization’s voice communications is placed on the IP network its data network becomes its voice communications network. The “IP telephony” systems, including management systems, voice gateways, and messaging systems, are not only easier to set up than traditional PBX telephone system features, they save time and boost productivity. VoIP is commonly an enterprise organization’s first move toward a converged solution.

Unified messaging solutions allow a user to decide how and when they will receive messages. Unified messaging allows for retrieval of any communication form by any method, such as accessing voice messages from a computer or text e-mail, converted to speech, over the phone. This provides a greater level of control over communications, improving organizational productivity. Unified messaging is typically an enterprise organization’s second move toward a more completely converged solution.

Video communications that are seamlessly integrated into voice communications recently became available and are becoming more feasible, but are not yet popular, in part because video communications require more expensive endpoints (telephone handsets) and uses substantial network bandwidth. Over time, as network bandwidth improves and as high quality touch screen video endpoints become less expensive, we believe that integrated voice and video communications will become more popular.

Pervasive Services

Network technologies such as security, storage, voice and wireless are what we refer to as pervasively available network services. They are services that are available to, and needed by, many other resources on the network. A network that provides more efficient and flexible use of the resources attached to it is one that is more closely tied to, aware of, and responsive to the needs of its applications and devices. Today, service-level innovation baselines include: IPv6, quality-of-service (“QOS”), multicasting, network security and network management. Each of these services exists to provide an extension throughout the network that globally supports an organization’s storage, wireless and IP communications initiatives.

Security

Network security is progressively moving from a tertiary issue to a central component of information and communications technology architecture. Traditionally, much of the focus has been on securing the network edge through firewalls on Internet and Extranet connections. But business and technology drivers are dictating that security, like other services, be applied pervasively throughout the entire network infrastructure. Among the issues facing enterprise organizations today are the following:

•	The ease with which attacks can be initiated through freely available tools. These attacks are as likely to come from inside the network as they are from the Internet.

•	The increased number of users utilizing laptops and other mobile devices that may become infected while outside the controls of the network further complicates security issues once mobile users reconnect within the network, behind the firewall.

•	In order to support mobile users, organizations are deploying more and more wireless solutions that create another network access point easily compromised by malicious users if not secured properly.

•	While more difficult to exploit than wireless networks, unused network ports that are not properly secured are another potential network access point available to zealous hackers that are able to physically connect to such ports.

•	Many organizations want to grant limited access to guests, consultants, and others while protecting their critical infrastructure from these “less trusted” users.

•	There is an increasing trend towards criminal activity via network attacks; it is no longer an issue of only “industrial espionage” or vandalism.

•	As security needs increase, the complexity of security solutions increases, requiring well designed solutions.

•	Many organizations have policies driven by regulatory and compliance requirements (such as HIPPA and Sarbanes-Oxley) that dictate enhanced security stances.

Pervasive security solutions address these needs by weaving security throughout the information and communications technology infrastructure that go beyond the network edge in a number of ways. By making “policy enforcement points” ubiquitous and managing them centrally the security architecture can be designed to meet far wider threat characteristic than traditional designs. As users and systems are authenticated at the edge of the network their access can be appropriately designed for their requirements. Pervasive security systems allow the proper individuals to access the proper resources while guarding those same resources against accidental or deliberate compromise, and the consequent loss of access, and do so in an efficiently managed manner. As security becomes pervasive throughout the IP network architecture it is no longer a separate requirement but rather something that every device performs to some greater or lesser degree.

Storage

Pervasive storage solutions are an essential component of a business ready network. Business continuance embodies the necessity and ability to efficiently consolidate data and manage, replicate, and mirror information in order to eliminate points of failure that occur during downtime or loss of information. To meet this challenge, technology is evolving from storage that is directly attached to and incorporated within a server and other forms of isolated storage networks to converged and intelligent network storage solutions delivering substantial performance and cost benefits. The need for improved productivity as well as regulatory requirements have accelerated the need for enterprise organizations to protect data, rapidly recover applications, and maintain uninterruptible access to information. This has caused storage requirements to grow at a dramatic pace as business process continues to depend on its applications.

Information, or data, can be classified by criticality, age, and the level of accessibility required. Such a lifecycle-oriented management approach allows an organization to prioritize and make intelligent decisions about the logistics and economics of how to manage different data types. This architecture enables operational efficiencies of data and applications by providing intelligence embedded in the network infrastructure, and provides flexibility of data access integrated into the network.

Voice

To the extent that voice is integrated into every part of the network, the role of voice also extends across that network. Already part of video conference and telephone conversations, voice will become part of e-mail, documents, and Web URLs distributed inside and outside of an organization. This means creating a new standard for business applications. Voice communications will no longer sit on top of the network as a separate application but will be woven into the fabric of the network. Just as a word processing or e-mail application is aware of the qualities of a URL and can enable such URL to open a web browser that will redirect the user to specific information, so will voice become embedded into applications as a level of business logic. The result is a network that enhances efficiency of communication by allowing all of the communication devices within it to become easily available.

Wireless

Wireless connectivity to the IP network, as it continues to proliferate within offices, Wi-Fi hotspots in airports, coffee shops, and even on public transportation, is now becoming a mainstream service. This fact is demonstrative of Internet connectivity transpiring to a pervasive service. Although wireless solutions are becoming as readily available as electrical power and phone service, deployment of these pervasive wireless networks through the enterprise still presents a myriad of challenges.

The ease of access to a wireless network, while beneficial for public hotspots, becomes a challenge in securing against unauthorized usage while still providing appropriate levels of access for legitimate users. Likewise, the low-cost and low-complexity of consumer wireless products increases the likelihood that user’s will create unsecured wireless networks by simply connecting an access point to an open port on an enterprise organization’s network. Within the complexity of an organization, different classes of security must be established to differentiate between internal systems for authorized uses and basic Internet access to guests.

Increased availability of advanced IP network services that demand QOS, such as VoIP and IP telephony on Wi-Fi capable devices, demand QOS on wireless networks. Roaming throughout a building or campus must not only be secure, but seamless. Management of large scale wireless deployments can quickly become unwieldy, especially if access points are deployed as individually configured devices and not as an integrated, centrally managed system. Many organizations have policies driven by regulatory and compliance requirements (such as HIPPA, FIPS compliance and Sarbanes-Oxley) that dictate advanced security requirements for wireless networks. Pervasive wireless solutions meet the needs of the enterprise in providing secure, ubiquitous network access by making the wireless network a seamless extension of the entire network infrastructure.

Our Business

We serve enterprise-class organizations to intelligently deploy advanced networking technologies in a way that maximizes their investments. We are a top provider of Cisco’s advanced technology solutions, both in terms of the volume of these technologies deployed and in terms of positive customer experiences as evidenced by Cisco’s customer satisfaction surveys. We design, implement and support, for our enterprise-class organization customers, IP network routing and switching, VoIP, network security, network storage, wireless and other advanced network technologies.

As one of the earliest entrants to VoIP integration and support, we have successfully deployed and supported IP telephony solutions for a large and diverse customer base. We offer a complete range of products and services for Cisco-centric IP telephony solutions. Until approximately two years ago, most IP telephony solutions work we performed for customers involved our customer testing the technology rather than full-scale implementation of IP telephony. As the market for IP telephony solutions for enterprises continues to mature from testing to full scale deployment, we believe that offering a comprehensive range of products and services to our customers will be critical in differentiating us from our competitors.

Products

We generate revenue from the sale of products. The products we sell consist principally of network infrastructure components manufactured by Cisco, including routing and switching equipment, and related Cisco software, including Cisco Call Manager IP telephony Software. We also offer other manufacturer’s products to augment Cisco technology, including storage solution products from Network Appliance and EMC and software applications from various third party providers.

Recently we began developing, manufacturing and offering our own “custom IP products” based on Cisco technology, which we are marketing under the trade name Routesteptm Communications, but we have not yet generated any material revenue from these new products. These custom IP products are specialized products made to address highly specialized requirements of specific market segments. We believe we will be able to generate higher gross margins on sales of our custom IP products, as compared to the gross margin resulting from our reselling other manufacturer’s products, if and when we begin generating revenue from sales of these products. There can be no assurance that we will be successful marketing these new products.

We have historically generated approximately 12% to 15% gross margin on sales of these products. Gross margin on product sales was 13.6%, 15.1% and 12.4% for 2005, 2004 and 2003, respectively. Product sales revenue grew 51.9%, 56.6% and 57.8%, and made up 89.5%, 91.9% and 91.5% of total revenue in 2005, 2004 and 2003, respectively.

Services

We generate services revenue by providing services to our customers. We provide two basic categories of service, implementation services such as design and implementation services, and post-sale support services. Gross margin on services revenue was 29.2%, 33.4% and 29.6% for 2005, 2004 and 2003, respectively. Services revenue grew 103.0%, 48.6% and 141.8%, and made up 10.5%, 8.1% and 8.5% of total revenue in 2005, 2004 and 2003, respectively.

Design and Implementation Services

We design and implement Cisco-centric IP communications solutions. These solutions include design, implementation and support of VoIP, LAN/WAN routing and switching, network security, and wireless networks, as well as support services other than our NetSurant® long-term support services discussed separately below. To provide these services, we employ highly trained network engineering staff, who are trained and experienced in both large, complex network infrastructure technology as well as Cisco IP telephony technology. We have developed not only expertise in the area of enterprise IP telephony solutions and converged communications, but also methodologies for designing and implementing large, complex, converged communications infrastructures for enterprise-class organizations.

During 2001 and 2002, as the move towards IP telephony technology by enterprises began to develop, the majority of our customer engagements were limited to the installation of pilot projects in which our customers tested the technology. These types of projects required long selling cycles, substantial pre-sale involvement by skilled engineers and significant IP network design and upgrade services. Our IP telephony implementation services were a comparatively small component of the total services we provided in these pilot projects because our customers were implementing only relatively small “test” sites. These projects were characterized by sporadic services revenue and generally depressed gross margin for our services because significant amounts of our engineering staff time was utilized in “pre-sales” support activities showing the customer that the technology worked. Additionally, our engineering staff was often not fully utilized between projects during this period. During 2003 and 2004 customers began to adopt IP telephony technology and we began to perform full implementations of the technology, which has resulted in our ability to more fully employ our engineering staff. During 2005 we saw what we believe to be the beginnings of the movement towards what we call “mass adoption” or “full adoption” of IP telephony technology, with fewer customers “testing” the product and more of our customer engagements involving moving customers towards actual implementation of IP telephony. This increased demand has improved our implementation services revenue and gross margin. Gross margin on our implementation services revenue was 29.1%, 38.4% and 32.2% for 2005, 2004 and 2003, respectively.

Implementation services revenue grew 96.6%, 42.9% and 141.2%, and made up 92.9%, 95.9% and 99.8% of total services revenue in 2005, 2004 and 2003, respectively.

Post-Implementation Support Services

In our view, there are essentially two primary support models offered by competitors for IP telephony: the current model used to support traditional PBX systems and the model used to support data networks. We believe that neither the traditional PBX telephone support model nor the existing computer data network support model best suits the needs of customers operating a converged communications infrastructure. We have created a specialized support model for supporting Cisco-centric IP-based converged communications systems, which we have branded under the NetSurant® name. These services include remote monitoring and management of the customer’s IP telephony and network infrastructure equipment and related applications. These NetSurant® services are performed using specialized toolsets and a network support center with technical staff that are specifically trained and experienced in the area of Cisco IP telephony and complex, state-of-the-art IP network infrastructure. Customers are notified of system problems and we solve the problems detected either remotely or onsite.

Several years ago, when most customers were only testing IP telephony technology, rather than utilizing IP telephony enterprise-wide for their primary voice communication system, post-implementation support services were not a high priority for those customers. But as customers transition to the full implementation of IP telephony, we believe that post-implementation support of their converged IP communications infrastructure will become essential for them. Additionally, we believe that the quality of support services is likely to become among the more significant factors for enterprise-class customers when they are choosing a service provider. Through our branded NetSurant® service offering we believe we are positioned to provide support services that enterprise-class organizations desire and require.

In order to provide our NetSurant® post-sale support services we were required to make an investment in certain technology products and infrastructure, and in building and staffing a network support center, which we did in 2003. These direct costs of providing the NetSurantservices initially resulted in negative gross profit margin on NetSurant® support services, but as NetSurantsupport services have grown, gross margins became positive. There is a relatively high fixed cost associated with offering NetSurantservices, but such costs do not increase in proportion with increases in NetSurant® support services revenues. Therefore, we expect that as NetSurant® revenue continues to grow that gross margin on NetSurant® revenue will continue to improve and that NetSurant® will provide operating profits. The improvement in NetSurant® gross margin, and the relatively higher growth of NetSurant® support services revenue, relative to implementation and support services revenue, has resulted in our gross margins on services revenue improving. Gross margin on our NetSurant® support services revenue was negative in 2004, when we were first beginning to offer NetSurant® support services, but improved to 29.9% for 2005. NetSurant® support services revenue made up an immaterial portion of our total services revenue in 2003 but grew 255.3% and 2,450.0%, to make up 7.1% and 4.1% of total services revenue in 2005 and 2004, respectively.

Why We Offer Cisco-Centric IP telephony Solutions Exclusively

We offer only Cisco-centric network infrastructure solutions and Cisco-centric IP telephony solutions. We choose to do this because we believe it enables us to compete more effectively for large Cisco-centric IP telephony projects. Our sales force works closely with Cisco’s sales organization to identify and close IP telephony projects. By deliberately refraining from selling products that are competitive with Cisco’s products, we believe our relationship with Cisco is enhanced, and our sales staff and sales management, as well as our engineering staff, are more focused and knowledgeable about the products we sell.

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

The majority of the enterprise organization IP-based routing and switching equipment installed today is manufactured by Cisco. For that reason, we believe Cisco has a competitive advantage with respect to implementing IP telephony solutions, which are essentially an extension of the IP network, and has the potential to gain market share against its competitors as the move towards full adoption of IP telephony technology by enterprises continues. If we are able to grow to become a national leader in providing Cisco-centric network infrastructure, and if, as we expect, Cisco gains market share against its competitors, we believe that we will be able to substantially increase our revenues.

Because the IP telephony and network infrastructure solutions we offer are based on the IP telephony products and technology of Cisco, it is critical to our business that we maintain a good working relationship with Cisco. We believe that because of our focus on Cisco’s products, and our commitment to their strategy, our relationship with Cisco is excellent. We are an authorized reseller of Cisco products and have been awarded their “Gold” level status, which enables us to obtain the best published pricing discounts on the Cisco products that we sell, which in turn enables us to be competitive with larger competitors.

Competition

Our competition for IP communications solutions is highly fragmented, and we compete with numerous large and small competitors. In our efforts to market Cisco-centric IP telephony solutions we compete with manufacturers of IP telephony equipment such as Avaya, Inc. and Nortel Networks Corporation as well as with such manufacturers’ integrators and solution providers. For network infrastructure solutions, as well as Cisco-centric IP telephony solutions, we compete with large, well established systems integrators and solution providers, including most of the major national and international systems integrators, such as AT&T, EDS, IBM and others.

We believe that the principal competitive factor when marketing IP communications solutions is price. Other important factors include technical competence, the quality of our support services, the perception of the customer regarding our financial and operational ability to manage a project and to provide high quality service, and the quality of our relationship with Cisco.

The market for IP communications solutions is evolving rapidly, is highly competitive and is subject to rapid technological change. Many of our competitors are larger than we are and have greater financial, sales, marketing, technical and other resources. We expect to face increasing competitive pressures from both current and future competitors in the markets we serve.

The Geographic Markets We Currently Serve

A majority of our customers are located in, or make significant decisions concerning their IP communications infrastructure in the markets in which we maintain branch offices. We believe it is important to have local management, sales and engineering staff in a metropolitan market in order to be a leading competitor in the market. Our administrative offices are located in Houston, Texas and our operations headquarters offices are located in Dallas, Texas. As of March 21, 2006 we maintained branch offices in the following thirteen markets:

•	Los Angeles, California

•	Boise, Idaho

•	Metairie, Louisiana

•	Albuquerque, New Mexico

•	Eugene, Oregon

•	Portland Oregon

•	Austin, Texas
•	Dallas, Texas

•	El Paso, Texas

•	Houston, Texas

•	San Antonio, Texas

•	Seattle, Washington

•	Washington, DC

Our Washington, DC branch office markets primarily to the federal government. Eight of our thirteen branch offices have been opened or acquired during approximately the past twelve months.

Our Plans for Geographic Expansion

By early 2005 we had grown to what we believe was the leading regional focused Cisco-centric IP telephony solutions provider for Texas, with offices in Austin, Dallas, Houston and San Antonio, Texas. Over approximately the past twelve months we made three acquisitions that added six additional branch offices and opened two new branch offices as new startup operations in new markets. We intend to continue opening new offices and making additional acquisitions to further expand our geographic coverage throughout the United States.

When we open a new branch office we expect that the new branch office will produce operating losses for a period of approximately six months to one year until revenue has ramped up to a level sufficient that gross profit exceeds normalized levels of operating expenses, and because during such start-up period sales and marketing expenses are higher than normal levels, relative to revenue, as we market our company in the new market. We believe it is sometimes advantageous to enter a new market by acquiring the assets and operations of an existing Cisco partner in the market. This is because acquiring an existing organization in a new market allows us to enter the market with an existing set of sales and engineering staff, existing customers, a relationship with the local Cisco branch office, and allows us to enter the market without the need to compete with the acquired organization. Our ability to acquire organizations in a new market is dependent upon an acceptable acquisition candidate organization existing in such new market and our ability to structure a transaction that is acceptable to both the seller and us.

With full adoption of IP telephony technology by enterprises at what we believe is an early stage, we intend to expand nationally, establishing offices in other major U.S. markets in order to create a national presence, with the goal of eventually becoming the leading focused, national provider of Cisco-based IP communications solutions to our target customers, enterprise-class organizations.

We believe that expanding to new markets creates a two-fold opportunity for us. First, adding new geographic markets provides us with new customer opportunities in those new markets. Second, we believe that becoming a recognized leading focused, “national” provider of Cisco-based IP communications solutions will allow us to pursue larger customer opportunities in all of our markets, including our existing markets.

Customers

Today our customers are typically medium- to larger-sized corporate organizations, schools and governmental agencies with approximately 300 to 20,000 users of telephone and/or networked computer technology, although as we continue to expand to new markets throughout the United States we hope to be able to begin winning contracts with larger customers. A majority of our customers are located in, or make significant decisions concerning their network infrastructure and voice communications systems in, the markets in which we maintain branch offices. Our customers include private enterprises in numerous industries including healthcare, legal, banking, energy and utilities, hospitality, transportation, manufacturing and entertainment, as well as federal, state and local governmental agencies and private and public educational organizations. We typically refer to this type of organization as an “enterprise organization” or an “enterprise.” In addition to our direct sales model to enterprise customers, we also provide technical consulting and project management services as a sub-contractor for other large, national or international systems integrators. Although the majority of our customers are based in the United States, we have performed work at their locations internationally, and we have performed consulting and project management services as a subcontractor internationally.

During 2004 and early 2005, we performed an increased amount of business with educational and governmental customers, including schools that receive funding for network infrastructure under a federal program commonly referred to as the “E-Rate” program. These customers typically pay more slowly than our commercial customers, and to the extent a greater portion of our revenue is derived from these customers, our business cycle and collections cycle is extended and our working capital requirements are increased as a percent of our revenue.

We had one customer that represented 10% or more of our revenue for each of the years ended December 31, 2005 and 2004. This customer, Micro System Enterprise, Inc./Acclaim Professional Services (“MSE”), an agent related to the Dallas Independent School District E-Rate funded program, represented approximately 11.2% and 19.2% of our consolidated revenue for the years ended December 31, 2005 and 2004 respectively, and represented approximately 11.2% of our consolidated net accounts receivable at December 31, 2005. Houston Independent School District represented 12.1% of total consolidated revenue during the year ended December 31, 2003.

Sales and Marketing

We market our products and services primarily through our sales personnel, including account managers and customer service representatives. These sales personnel are compensated in part based on productivity, specifically the profitability of sales that they participate in developing. We also promote our services through general and trade advertising, and participation in trade shows. Our sales organization works closely with the Cisco sales organization to identify opportunities.

Supply and Distribution

We purchase products for the network infrastructure and/or IP telephony solutions we provide to our customers. The majority of our product purchases are Cisco products, and the majority of our Cisco product purchases are made directly from Cisco. We also purchase some of our products through various distribution channels when a product is not available directly from Cisco. We attempt to keep minimal inventory on hand and attempt to purchase inventory only as needed to fulfill orders. We attempt to ship products directly from our supplier to our customer when possible in order to shorten the business cycle and avoid handling the product in our facility, and the substantial majority of the product that we purchase is shipped directly from Cisco to our customer.

Management Information Systems

We use an internally developed, highly customized management information system (“MIS”) to manage most aspects of our business. We use our MIS to manage accounts payable, accounts receivable and collections, general ledger, sales order processing, purchasing, service contracts, service calls and work orders, engineer and technician scheduling and time tracking, service parts acquisition and manufacturer warranties. Reporting can be generated for project profitability, contract and customer analysis, parts and inventory tracking, employee time tracking, etc.

Employees

At March 16, 2006 we employed approximately 225 people. Of these, approximately 63 were employed in sales, marketing and customer service, 97 were employed in engineering and technical positions and 65 were employed in administration, finance and MIS. Approximately 25% of our network engineering staff hold the Cisco Certified InterNetwork Engineer certification, the highest level of Cisco technical certification. We believe our ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been, and will continue to be, critical to our ability to execute our business plans. None of our employees are represented by a labor union nor are any subject to a collective bargaining agreement. We believe our relations with our employees are good.

Certain Milestones in Our Corporate Development

We started business as a technology systems integrator, computer reseller and information technology service provider in 1983. We added a traditional PBX telephone systems dealer business unit in 1994, and founded Stratasoft, Inc., a computer-telephony software company, in 1995. We conducted an initial public offering and became a public company in 1997. By 1999, we had grown to over $200 million in revenue, operating from five offices in Texas, with over 500 employees.

In 1999, we decided to sell both our computer products reselling business and our traditional PBX telephone systems business, which together accounted for approximately 90% of our total revenue at the time, and reposition our company to take advantage of what we believed would become a significant opportunity in the area of converged communications using IP network infrastructure. We closed the sale of these two business units by mid-2000 and started the process of building our current Cisco-centric IP communications solutions organization, which we incorporated in July 2000 as InterNetwork Experts, Inc., a wholly-owned subsidiary.

When we sold our computer products and traditional PBX telephone systems business in 2000 we retained a small information technology services business. After mid-2000 we operated this IT services business through Valerent, Inc., a wholly-owned subsidiary. We also retained Stratasoft, Inc., the computer-telephony software company we had established in 1995. Thus, from mid-2000 until the end of 2005 we operated as a “holding company” with three subsidiaries, Valerent, Inc., Stratasoft, Inc. and InterNetwork Experts, Inc.

By 2005 our InterNetwork Experts subsidiary had grown to be over 90% of our total revenue and in late 2005 we decided to sell both Valerent and Stratasoft, eliminate our “holding company” structure, and concentrate all of our efforts and resources on our IP communications solutions business. Effective December 31, 2005 we merged our InterNetwork Experts, Inc. subsidiary, which we, Cisco and our customers commonly referred to as “INX,” into the parent publicly-traded company and changed the name of the parent publicly traded company from I-Sector Corporation to INX Inc. We sold Stratasoft in January 2006 and we expect to sell Valerent in the near future.

General Information

Our corporate administrative headquarters are located at 6401 Southwest Freeway, Houston, Texas 77074, and our telephone number is (713) 795-2000. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available without charge from us on our website at http://www.INXI.com, as reasonably practicable following the time they are filed with or furnished to the SEC.

Item 1A.  Risk Factors

We have a history of losses and may continue to incur losses.

We incurred a net loss from continuing operations in each fiscal year since 1999, except fiscal 2002 and 2004. During 2005 our income from continuing operations was $812,000 excluding the noncash charge for remeasurement of stock options discussed in Note 11 to consolidated financial statements in Part II, Item 8. We cannot assure you that profitability will be achieved or continue in upcoming quarters or years. In order to continue profitability, we will have to maintain or increase our operating margin. We cannot assure you that we will be able to continue to achieve improved operating margins, or that operating margin will not decrease in the future. If we were unable to increase revenue, if our gross margin decreases, or if we are unable to control our operating expenses, our business could produce losses. We have only recently become profitable and are in a rapidly changing industry. In addition, our business depends upon winning new contracts with new customers, the size of which may vary from contract to contract. When we open new branch offices to expand our geographic presence, we expect the newly opened branch offices to produce operating losses for a period of six months to over one year. We plan to open multiple new branch offices in the near future. Whether we are able to remain profitable in the future will depend on many factors, but primarily upon the commercial acceptance of IP telephony products and services, specifically those developed and marketed by Cisco.

Our success is dependent upon maintaining our relationship with Cisco.

Substantially all of our revenue for the years ended December 31, 2004 and 2005 was derived from the sale of Cisco products and related services. We anticipate that these products and related services will account for the majority of our revenue for the foreseeable future. We have a contract with Cisco to purchase the products that we resell, and we purchase substantially all of our Cisco products directly from Cisco. Cisco can terminate this agreement on relatively short notice. Cisco has designated us an authorized reseller and we receive certain benefits from this designation, including special pricing and payment terms. We have in the past, and may in the future, purchase Cisco-centric products from other sources. When we purchase Cisco-centric products from sources other than Cisco, the prices are typically higher and the payment terms are not as favorable. Accordingly, if we are unable to purchase directly from Cisco, maintain our status as an authorized reseller of Cisco network products and to expand our relationship with Cisco, our business could be significantly harmed. If we are unable to purchase Cisco products from other sources on terms that are comparable to the terms we currently receive, our business would be harmed and our operating results and financial condition would be materially and adversely affected.

Our success depends upon broad market acceptance of IP telephony.

The market for IP telephony products and services is relatively new and is characterized by rapid technological change, evolving industry standards and strong customer demand for new products, applications and services. As is typical of a new and rapidly evolving industry, the demand for, and market acceptance of, recently introduced IP telephony products and services are highly uncertain. We cannot assure you that the use of IP telephony will become widespread. The commercial acceptance of IP telephony products, including Cisco-centric products, may be affected by a number of factors including:

•	quality of infrastructure;

•	security concerns;

•	equipment, software or other technology failures;

•	government regulation;

•	inconsistent quality of service;

•	poor voice quality over IP networks; and

•	lack of availability of cost-effective, high-speed network capacity.

If the market for IP telephony fails to develop, develops more slowly than we anticipate, or if IP telephony products fail to achieve market acceptance, our business will be adversely affected.

Although our success is generally dependent upon the market acceptance of IP telephony, our success also depends upon a broad market acceptance of Cisco-centric IP telephony.

We cannot assure you that the Cisco-centric IP telephony products we offer will obtain broad market acceptance. Competition, technological advances and other factors could reduce demand for, or market acceptance of, the Cisco-centric IP telephony products and services we offer. In addition, new products, applications or services may be developed that are better adapted to changing technology or customer demands and that could render our Cisco-centric products and services unmarketable or obsolete. To compete successfully, the Cisco-centric IP telephony products we offer must achieve broad market acceptance and we must continually enhance our related software and customer services in a timely and cost- effective manner. If the Cisco-centric IP telephony products we offer fail to achieve broad market acceptance, or if we do not adapt our existing services to customer demands or evolving industry standards, our business, financial condition and results of operation could be significantly harmed.

Our business depends on the level of capital spending by enterprises for communications products and services.

As a supplier of IP telephony products, applications and services for enterprises, our business depends on the level of capital spending for communications products and services by enterprises in our markets. We believe that an enterprise’s investment in communications systems and related products and services depends largely on general economic conditions that can vary significantly as a result of changing conditions in the economy as a whole. The market for communications products and services may continue to grow at a modest rate or not at all. If our customers decrease their level of spending on communications systems and the related products and services, our revenue and operating results may be adversely affected.

Our profitability depends on Cisco product pricing and incentive programs.

Our annual and quarterly gross profits and gross margins on product sales are materially affected by Cisco product pricing and incentive programs. These incentive programs currently enable us to qualify for cash rebates or product pricing discounts and are generally earned based on sales volumes of particular Cisco products and customer satisfaction levels. We recognized vendor incentives as a reduction of a cost of sales amounting to $2,876,000, $3,480,000 and $313,000 in 2005, 2004 and 2003, respectively, representing 2.4%, 4.5%, and 0.6% of total revenues. From time to time Cisco changes the criteria upon which qualification for these incentives are based and there is no assurance that we will continue to meet the program qualifications. Cisco is under no obligation to continue these incentive programs.

A substantial portion of our customers are based in Texas.

We have only recently expanded outside of Texas. Because a majority of the customers we offer our IP telephony products to are geographically concentrated in Texas, our customers’ level of spending on communication products may be affected by economic condition in Texas, in addition to general economic conditions in the United States. If demand for IP telephony products by enterprises in Texas decreases, our business, financial condition and results of operations could be significantly harmed.

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

Our quarter-to-quarter revenue, gross profit and operating profitability have fluctuated significantly. During quarterly periods in which realize lower of levels of revenue our profitability is negatively impacted. Our quarterly operating results have historically depended on, and may fluctuate in the future as a result of, many factors including:

•	volume and timing of orders received during the quarter;

•	amount and timing of supplier incentives received in any particular quarter, which can vary substantially;

•	gross margin fluctuations associated with the mix of products sold;

•	general economic conditions;

•	patterns of capital spending by enterprises for communications products;

•	the timing of new product announcements and releases;

•	pricing pressures;

•	the cost and effect of acquisitions;

•	the amount and timing of sales incentives we may receive from our suppliers, particularly Cisco; and

•	the availability and cost of products and components from our suppliers.

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

Additionally, many of our competitors and potential competitors have substantially greater financial resources, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships than we do. We cannot be sure that we will have the resources or expertise to compete successfully. Compared to us, our competitors may be able to:

•	develop and expand their products and services more quickly;

•	adapt faster to new or emerging technologies and changing customer needs;

•	take advantage of acquisitions and other opportunities more readily;

•	negotiate more favorable agreements with vendors;

•	devote greater resources to marketing and selling their products; and

•	address customer service issues more effectively.

Some of our competitors may also be able to increase their market share by providing customers with additional benefits or by reducing their prices. We cannot be sure that we will be able to match price reductions by our competitors. In addition, our competitors may form strategic relationships with each other to better compete with us. These relationships may take the form of strategic investments, joint-marketing agreements, licenses or other contractual arrangements that could increase our competitors’ ability to serve customers.

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

•	unanticipated costs and liabilities;

•	difficulty of integrating the operations, products and personnel of the acquired business;

•	difficulty retaining key personnel of the acquired business;

•	difficulty retaining customers of the acquired businesses;

•	difficulties in managing the financial and strategic position of acquired or developed products, services and technologies;

•	difficulties in maintaining customer relationships, in particular where a substantial portion of the target’s sales were derived from products that compete with products that we currently offer;

•	the diversion of management’s attention from the core business;

•	inability to maintain uniform standards, controls, policies and procedures; and

•	damage to relationships with acquired employees and customers as a result of integration of the acquired business.

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

Our revenue generated outside the United States, as a percentage of our total revenue, was less than 1% for the past three years ended December 31, 2005. We intend to continue to pursue international opportunities. Pursuit of international opportunities may require us to make significant investments for an extended period before returns on such investments, if any, are realized. International operations are subject to a number of risks and potential costs, including:

•	unexpected changes in regulatory requirements and telecommunication standards;

•	tariffs and other trade barriers;

•	risk of loss in currency exchange transactions;

•	exchange controls or other currency restrictions;

•	difficulty in collecting receivables;

•	difficulty in staffing and managing foreign operations;

•	the need to customize marketing and products;

•	inadequate protection of intellectual property in countries outside the United States;

•	adverse tax consequences; and

•	political and economic instability.

Any of these factors could prevent us from increasing our revenue and otherwise adversely affect our operating results. We may not be able to overcome some of these barriers and may incur significant costs in addressing others.

If we lose key personnel we may not be able to achieve our objectives.

We are dependent on the continued efforts of our senior management team, including our Chairman and Chief Executive Officer, James Long, our President and Chief Operating Officer, Mark Hilz. If for any reason, these or other senior executives or other key members of management do not continue to be active in management, our business, financial condition or results of operations could be adversely affected. We cannot assure you that we will be able to continue to retain our senior executives or other personnel necessary for the development of our business.

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

We depend on highly skilled technical personnel to research and develop and to market and service our products. To succeed, we must hire and retain employees who are highly skilled in rapidly changing communications technologies. In particular, as we implement our strategy of focusing on IP telephony, we will need to:

•	hire more employees with experience developing and providing advanced communications products and services;

•	retrain our current personnel to sell IP telephony products and services; and

•	retain personnel to service our products.

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

Third parties may in the future assert claims or initiate litigation related to their patent, copyright, trademark and other intellectual property rights in technology that is important to us. The asserted claims and/or litigation could include claims against us or our suppliers alleging infringement of intellectual property rights with respect to our products or components of those products. Regardless of the merit of the claims, they could be time consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. There can be no assurance that licenses will be available on acceptable terms, if at all. Furthermore, because of the potential for high court awards, which are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims resulting in large settlements. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results and financial condition could be materially adversely affected.

Costs of compliance with the Sarbanes-Oxley Act of 2002 and the related SEC regulations may harm our results of operations.

The Sarbanes-Oxley Act of 2002 requires heightened financial disclosure and corporate governance for all publicly traded companies. Although costs of compliance with the Sarbanes-Oxley Act are uncertain due to several factors, we expect that our general and administrative expenses will increase. Furthermore, the American Stock Exchange has adopted amendments to its listing standards that will impose additional corporate governance requirements. In the past, we met the requirements of the “Controlled Company” exemption under Section 801 (a) of the American Stock Exchange Company Guide (the “Guide”). However, as of May 2004, when we completed a public equity offering, we were no longer able to use this exception and must comply with certain additional requirements under the Guide, including the guidance requiring director independence. Failure to comply with the Sarbanes-Oxley Act, Securities and Exchange Commission (“SEC”) regulations or American Stock Exchange listing requirements may result in penalties, fines or delisting of our securities from the American Stock Exchange, which could limit our ability to access the capital markets, having a negative impact on our financial condition and results of operations.

Item 2.	Properties

We conduct operations at the following leased sites:

•	Los Angeles, California

•	Boise, Idaho

•	Metairie, Louisiana

•	Albuquerque, New Mexico

•	Eugene, Oregon

•	Portland Oregon

•	Austin, Texas
•	Dallas, Texas

•	El Paso, Texas

•	Houston, Texas

•	San Antonio, Texas

•	Seattle, Washington

•	Washington, DC

We lease a freestanding 48,000 square foot building for our operations, accounting, MIS, and corporate offices in Houston, Texas from a corporation owned by our Chairman and Chief Executive Officer as discussed further in Note 13 to the consolidated financial statements in Part II, Item 8. Approximately 16,773 square feet are subleased to Stratasoft, Inc., which we sold in January 2006, and to the discontinued Valerent subsidiary held for sale. The Dallas facility consists of 23,332 square feet. The remainder of the locations range in size from 1,100 to 4,000 square feet. We believe our existing leased properties are in good condition and suitable for the conduct of our business.

Item 3.	Legal Proceedings

See discussion of legal proceedings in Note 14 to the consolidated financial statements included in Part II, Item 8 of this Report.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name	Age	Position

James H. Long	47	Chairman of the Board and Chief Executive Officer
Mark T. Hilz	47	President and Chief Operating Officer
Frank Cano	41	President, Valerent, Inc.
Brian Fontana	48	Vice President and Chief Financial Officer
Larry Lawhorn	53	Controller and Chief Accounting Officer
Paul Klotz	44	Vice President of Operations

James H. Long is our founder and has served as our Chairman of the Board and Chief Executive Officer since our inception in 1983. Mr. Long also served as our president through December of 2003. Prior to founding INX, Mr. Long served with the United States Navy in a technical position and was then employed by IBM in a technical position.

Mark T. Hilz was appointed as our President and Chief Operating Officer in December 2003. Mr. Hilz’ responsibilities include management of our operations including the operations of our subsidiaries, INX, Stratasoft and Valerent. Mr. Hilz has also served as the President of InterNetwork Experts, Inc. since its founding in July 2000 until it was merged into I-Sector Corporation in December 2005. Mr. Hilz served as a director of our company from April 1999 until June 2001. From January 1999 to June 2000, Mr. Hilz was Vice President of Project Development at Mathews Southwest, LLC, Inc., a real estate investment and development firm headquartered in Dallas. From 1998 to July 2000, Mr. Hilz was one of our directors and the Chief Executive Officer of Nichecast, Inc., a privately held internet services company. From July 1990 to July 1998 Mr. Hilz was the founder, President and Chief Executive Officer of PC Service Source, Inc., a publicly held distributor of personal computer hardware for the repair industry. Before that, Mr. Hilz was founder, President and Chief Executive Officer of Hilz Computer Products, Inc., a privately held wholesale computer products distributor.

Frank Cano has served as the President of Valerent since November 2002. Mr. Cano’s responsibilities include the general management of the operations of Valerent. From May 2000 to May 2002, Mr. Cano served as a Division President of Amherst Southwest, LLP. Prior to that, Mr. Cano held various positions in our company including serving as the President of our former computer products division, as our Senior Vice President, Branch Operations and as our Branch Manager for the Dallas-Fort Worth office. Mr. Cano is the brother-in-law of Mr. Long.

Brian Fontana has served as the Chief Financial Officer since January 2005. Mr. Fontana has an extensive financial management background that includes the management of the accounting, finance, investor relations, internal information systems and legal functions for large, complex organizations, including organizations that were executing strategies for rapid expansion through acquisitions. As CFO, he has managed multiple initial public offerings, follow-on equity offerings, private equity offerings, public debt placements and syndicated bank financings. He previously held the position of CFO at three NYSE listed public companies, one NASDAQ listed company and two privately held companies. His prior experience includes serving as Chief Financial Officer of Talent Tree, Inc., a privately-held workforce outsourcing organization; PerformanceRetail, Inc., an early-stage venture-capital funded software company; Drypers Corporation, a NASDAQ listed multinational diaper manufacturing company; Pentacon, Inc., a NYSE listed fastener distribution company; Prime Service, Inc., a NYSE listed equipment rental company; and National Convenience Stores, Inc., a NYSE listed operator of convenience stores. Mr. Fontana is a 1981 graduate of the University of Texas, where he earned a BBA in Finance.

Larry Lawhorn was appointed as our Controller and Chief Accounting Officer in April 2005 and is responsible for our accounting and reporting functions. From August 2001 to April 2005, Mr. Lawhorn was the Vice President — Corporate Controller for Talent Tree, Inc., a privately-held workforce outsourcing organization headquartered in Houston, Texas. From March 1987 to July 2001, Mr. Lawhorn served with Corporate Express, Inc. headquartered in Broomfield, Colorado as regional controller and division president in Houston, Texas and Baton Rouge, Louisiana, respectively. Previously, Mr. Lawhorn served with Coopers & Lybrand (now PriceWaterhouseCoopers) for eleven years. Mr. Lawhorn is a Certified Public Accountant and he is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

Paul Klotz was appointed as the Vice President of Operations effective December 31, 2005 and held a similar position with InterNetwork Experts, Inc. since August 2000. Mr. Klotz’ responsibilities include the operations management of the IP communications business. From 1997 to July 2000, Mr. Klotz was the Vice President of Marketing of PC Service Source. Before that, Mr. Klotz served as the Vice President of Acme Keystone, a privately held consumer products manufacturing company.

Family Relationships

James H. Long and Frank Cano are brothers-in-law. There are no other family relationships among any of our directors and executive officers.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases by the Company of its common stock during the fourth quarter ended December 31, 2005:

			Total Number of	Approximate Dollar
			Shares Purchased	Amount of Shares
	Total Number	Average	as Part of Publicly	That May yet be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs

October 1 to October 31, 2005	None	N/A	None	None
November 1 to November 30, 2005	None	N/A	None	None
December 1 to December 31, 2005	1,300	$4.82	1,300	$993,674

Total	1,300	$4.82	1,300

Effective November 30, 2005, the Board of Directors authorized the repurchase of up to $1.0 million of the Company’s common stock on or before March 31, 2006. These repurchases were required to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements and other factors. The plan did not obligate the Company to purchase any particular amount of common stock, and could be suspended at any time at the Company’s discretion.

Market Information

Since December 29, 2003, our common stock has traded on the American Stock Exchange under the ticker symbol “ISR”. As of June 8, 2004, our warrants began trading on the American Stock Exchange under the symbol “ISR.WS”. Our units traded under the symbol “ISR.U” for a limited period beginning on May 7, 2004 and ending on June 7, 2004.

Common Stock

The following table sets forth the price range of our common stock.

	High	Low

2004
First Quarter	$15.87	$6.25
Second Quarter	$9.90	$7.61
Third Quarter	$8.36	$6.43
Fourth Quarter	$10.12	$6.75
2005
First Quarter	$7.73	$4.94
Second Quarter	$8.14	$5.20
Third Quarter	$8.40	$4.45
Fourth Quarter	$5.80	$4.04

Warrants

The following table sets forth the high and low sales prices of our warrants as quoted by the American Stock Exchange commencing on June 8, 2004, the first day of trading.

	High	Low

2004
Second Quarter	$1.85	$1.20
Third Quarter	$1.60	$1.00
Fourth Quarter	$2.35	$1.16
2005
First Quarter	$1.70	$0.80
Second Quarter	$1.53	$0.80
Third Quarter	$1.50	$0.75
Fourth Quarter	$0.90	$0.50

Units

The following table sets forth the high and low sales prices of our units as quoted by the American Stock Exchange during their limited 32 day trading period beginning on May 7, 2004, and ending on June 7, 2004.

	High	Low

2004
Second Quarter	$19.95	$16.15

As of March 3, 2006, we had 97 stockholders of record of our common stock. On March 3, 2006, the closing sales price of our common stock and warrants as reported by the American Stock Exchange was $7.00 per share and $1.10 per warrant.

Dividend Policy

Our policy has been to reinvest earnings to fund future growth. Accordingly, we have not declared or paid any cash dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.

Item 6.	Selected Financial Data

The following selected financial data are derived from the consolidated financial statements of the company. The data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the Company’s consolidated financial statements and notes.

	Year Ended December 31,
	2005(2)	2004	2003(2)	2002	2001
	(Dollars in thousands, except per share data)

Operating Data(1):
Revenue:
Products	$108,857	$71,646	$45,749	$28,990	$8,853
Services	12,749	6,280	4,226	1,748	1,922

Total	$121,606	$77,926	$49,975	$30,738	$10,775
Net income (loss) from continuing operations	$(4,917)	$1,110	$(147)	$528	$(3,068)
Net income (loss) per share from continuing operations:
Basic	$(0.86)	$0.24	$(0.04)	$0.14	$(0.78)
Diluted	$(0.86)	$0.23	$(0.04)	$0.14	$(0.78)
Income (loss) from operations discontinued prior to 2005(3)	$70	$38	$210	$262	$170
Income (loss) from operations discontinued in 2005	$(3,037)	$382	$(1,899)	$(1,174)	$(807)
Net income (loss)	$(7,884)	$1,530	$(1,836)	$(384)	$(3,705)
Balance Sheet Data:
Total assets	$41,645	$41,139	$19,207	$15,751	$13,548
Interest bearing borrowings under Credit Facility	2,464	8,122	1,688	—	—
Long-term debt (including current portion) from continuing operations	243	36	72	24	35

(1)	Reflects reclassification of Stratasoft and Valerent subsidiaries to discontinued operations for all periods presented as discussed further in Note 4 to consolidated financial statements in Part II, Item 8.

(2)	2005 includes the effect of the Network Architects and InfoGroup Northwest acquisitions and 2003 includes the effect of the Digital Precision acquisition as discussed further in Note 3 to consolidated financial statements in Part II, Item 8.

(3)	The Computer Products and Telecom divisions were discontinued in 2000 as discussed further in Note 4 to consolidated financial statements in Part II, Item 8.

(4)	No cash dividends were declared or paid during the five years ended December 31, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion of our financial condition and results of operations together with “Item 6. Selected Financial Data” and our consolidated financial statements and the notes to those statements included elsewhere in this report. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Item 1A. Risk Factors” and elsewhere in this report.

General

We are a provider of IP communications solutions for enterprise-class organizations such as corporations, schools and federal, state and local governmental agencies. The solutions we provide are based primarily on Cisco technology and we offer our customers with implementation and support services related to the solutions we provide. We believe that our focus and expertise enables us to better compete in the markets we serve because we have significant experience implementing and supporting the critical technology building blocks of IP telephony systems and the underlying infrastructure components upon which IP telephony depends.

The market for IP communications solutions is characterized by rapidly evolving and competing technologies. We compete with larger and better financed entities. We currently have thirteen physical offices, which are located in Texas, California, Louisiana, Idaho, New Mexico, Oregon, Washington and Washington DC. We primarily market to enterprise-class organizations headquartered in, or making purchasing decisions from markets that we serve with branch offices. We plan to continue to expand throughout the U.S. by establishing additional branch offices in other markets, either by opening additional new offices or through acquisition.

We derive revenue from sales of both products and services. Services revenue has recently grown more rapidly than product sales recently. In 2005, 2004 and 2003, sales of products made up 89.5%, 91.9% and 91.5% of total revenue and services revenues made up 10.5%, 8.1% and 8.5% of total revenue.

We have only recently begun to produce operating profits and a key component of our long-term operating strategies is to improve operating profitability. Our gross profit margin on product sales is lower than our gross margin on service revenues. Our gross margin on product sales was 13.6%, 15.1% and 12.4% for 2005, 2004 and 2003, respectively, and our gross margin on service revenue was 29.2%, 33.4% and 29.6% for those same periods. The market for the products we sell is competitive, and we compete with other suppliers for our customers’ business. The principal factors that determine gross margin on product sales include:

•	the mix of large, competitively bid sales transactions as compared to smaller, less competitive transactions;

•	the mix of new customer transactions, which tend to be more competitively bid by us, as compared to transactions with existing customers, which tend to be somewhat less competitive; and

•	the mix of products sold, with certain newer, advanced product categories generating higher gross margin than other, more traditional products.

The principal factors that influence gross margin on service revenue include:

•	the utilization of our technical engineering resources used to perform implementation services;

•	the amount of NetSurant® recurring, post-sale support services as compared to the cost of operating our NetSurant® support center, which costs are somewhat fixed;

•	the mix between the different types of service.

We expect to be able to improve our gross margin on services revenues if our NetSurant® post-sale recurring support services revenue continue to increase at a more rapid rate than our implementation services revenue. This is because our cost of providing NetSurant® support services is somewhat fixed and does not increase in direct proportion to revenue.

If we are able to maintain our gross margin on product sales, improve our gross margin on services revenues and change our revenue mix to include a larger amount of service revenue our gross margin on total revenue will improve, which is a key component of our strategy to improve operating profitability.

Certain of our selling, general and administrative expenses, such as sales commissions, vary with revenue or gross profit. Certain other selling, general and administrative expenses are somewhat fixed and do not vary directly with revenue or gross profit. We hope to be able to achieve a degree of leverage on certain categories of selling, general and administrative expenses as we continue to grow, so that these expenses will become a lower percentage of revenue, which combined with improvements in gross margin would increase operating profit margin from our existing branch offices.

To the extent we continue to open new branch offices our operating profitability will be negatively impacted because we expect that opening a new branch office will typically result in operating losses from the newly opened branch office for a period of six months to over one year. This is because when we open a new branch office we must hire sales and engineering staff before we generate sales and because we incur increased levels of sales and marketing expense in order to establish our presence in the new market, and to attract new customers. However, we believe it is important to expand rapidly to obtain a national presence, and that the return on our investment from opening new offices will be significant over an approximate three to five year period, relative to the investment required, and therefore we believe it is in our best interest to open new offices even though doing so reduces near-term operating profitability.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our strategies for achieving our goals of revenue growth and improved profitability. From a financial perspective, these operating strategies have a number of important implications for our results of operations and financial condition.

Strategy

Over the course of the next several years we plan to improve profitability by implementing the strategies discussed below. We believe that our strategies will allow us to continue to increase total revenues. We also believe our strategies will enable us to improve our gross margins on our service revenue. At the same time, we will seek to limit the growth of certain relatively fixed components of our selling, general and administrative expenses relative to the growth of revenue so that those expenses become a relatively smaller percentage of total revenues. Through a combination of increased revenue, slightly increased gross margin and somewhat lesser growth of selling, general and administrative expenses, relative to the growth of revenue, we hope to be able to increase our operating margin and increase profitability at a more rapid rate than revenue increases, particularly from our existing branch offices. We expect that selling expenses can generally be expected to increase in proportion to our revenue increases. For example, our sales and sales management staff earn sales commissions that are typically calculated as a percentage of gross profit produced. Historically, sales commissions have been approximately 27% to 31% of gross profit and we expect sales commissions to continue to consume similar percentages of total gross profit. However, we believe that if we are successful in implementing our strategies, many categories of general and administrative expenses (such as management salaries, administrative wages and professional expenses) will decrease as a percentage of our total revenues over the long term because we believe we can achieve some levels of leverage on certain of these operating expenses.

Our key operating strategies include:

•	aligning ourselves with Cisco as our primary supplier for the IP communications technology that we offer;

•	marketing our NetSurant® brand of post-sale support services to generate increased recurring services revenues and improve gross margin on service revenue;

•	increasing the gross revenues from our higher gross margin services offerings, as compared to product sales that typically produce relatively lower gross margins;

•	opening new branch offices in new markets;

•	expanding geographically by acquiring complementary businesses and by opening new offices;

•	marketing to larger customers as we become more of a “national” level provider of IP communications solutions; and

•	developing and marketing our own custom products for certain specialized IP communications solutions.

Increases in the size and volume of the projects we undertake can challenge our cash management. For example, larger projects can reduce our available cash by requiring that we carry higher levels of inventory. Larger projects can also require other investments in working capital. This is because, in some cases, we do not receive payments from our customers for extended periods of time. Until we invoice the customer and are paid, all of the cash expended on labor and products for the project remains invested in work-in-progress and accounts receivable. We expect that we will need increasing levels of working capital in the future if we are successful in growing our business as we intend. To meet our cash requirements to support planned growth, we expect to rely on capital provided from our operations and our credit facility, which is collateralized by our accounts receivable and substantially all of our other assets.

During 2005, 2004 and 2003, 89.5%, 91.9% and 91.5% of our revenue was attributable to product sales, while 10.5%, 8.1% and 8.5% was attributable to services revenues. The gross profit margins on our services revenues have been substantially higher than those for product sales. In 2005, 2004 and 2003, for example, the gross profit margin on sales of products was 13.6%, 15.1% and 12.4%, while the gross profit margin on services revenues for those same periods was 29.2%, 33.4% and 29.6%. We hope to be able to increase revenue from services at a more rapid rate than increases in our product sales revenue. We believe this is possible if we are successful in marketing our NetSurant® support services, which generate recurring services revenues. If we are successful at growing our service revenues at a more rapid rate than our product sales revenues our overall gross margin on total revenue should improve. The success of this aspect of our strategy depends in part on our ability to attract and retain highly skilled and experienced engineering employees and the acceptance by the market of our NetSurantsupport services offering.

For the last three years, the largest component of our total cost of sales and service has been purchases of Cisco-centric IP telephony products. The majority of those purchases were directly from Cisco. We typically purchase from various wholesale distributors only when we cannot purchase products directly from Cisco on a timely basis. Our reliance on Cisco as the primary supplier for the network and IP telephony products we offer means that our results of operations from period to period depend substantially on the terms upon which we are able to purchase these products from Cisco and, to a much lesser extent, from wholesale distributors of Cisco’s products. Therefore, our ability to manage the largest component of our cost of sales and service is very limited and depends to a large degree on maintaining and improving our relationship with Cisco. Our cost of products purchased from Cisco can be substantially influenced by whether Cisco sponsors sales incentive programs and whether we qualify for such incentives. There is a risk that we may not meet the required incentive criteria in the future. The respective timing of when vendor incentives become earned and determinable has created material fluctuations in our gross margin on product sales in the past.

We also plan to increase our business in other geographic areas through strategic acquisitions of similar businesses or by opening our own offices. This aspect of our strategy can affect our financial condition and results of operations in many ways. The purchase price for business acquisitions and the costs of opening offices may require substantial cash and may require us to incur long term debt. The expenses associated with opening a new office in a new market may well exceed the gross profit produced on revenues attributable to such new office for some time, even if it performs as we expect. It is possible that our acquisition activities may require that we record substantial amounts of goodwill if the consideration paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired, which we expect is likely. To the extent an acquisition results in goodwill, we will reevaluate the value of that goodwill at least annually and adjust the value as appropriate. If we determine that the value of the goodwill has been impaired, the resulting adjustment could result in a non-cash charge to earnings in the periods of revaluation.

We are developing our own custom IP communications products based on Cisco technology but to date have not generated any material revenues from the sale of such products. If we are successful in developing and marketing these new products we expect that we will generate higher levels of gross margin on the sales of such products, but developing and marketing these new products requires that we expend cash and incur research and development expenses, as well as advertising and marketing costs. New product development costs have been, and we expect will continue to be, expensed as incurred.

Elimination of Minority Interest in Our Former InterNetwork Experts, Inc. Subsidiary

On March 18, 2005 we eliminated a minority interest in our former InterNetwork Experts subsidiary by exchanging the minority interest for an interest in INX. The minority interest was created in April 2004 when our former InterNetwork Experts subsidiary issued shares of its common stock as part of the purchase consideration when it acquired the assets and operations of Digital Precision. When that occurred, our ownership percentage of INX’s common stock declined from 100% to approximately 92.4%, and we recognized $162,000 of minority interest on our balance sheet upon issuance.

Since we did not own 7.6% of the former InterNetwork Experts common stock during the period in which the minority interest existed, our interest in InterNetwork Experts’ profits and losses was reduced for the minority share during such period. Under accounting principles generally accepted in the United States of America, our consolidated financial statements for the period through the exchange reflects a minority interest adjustment of the reportable profits and losses of our former InterNetwork Experts subsidiary attributable to the minority ownership. For 2004, we reported income attributable to minority interest of $117,000 in our statement of operations and a minority interest balance of $279,000 in our balance sheet. For 2005 we reported income attributable to minority interest of $23,000 in our statement of operations for the period through March 18, 2005 when the minority interest was eliminated, including the minority interest balance of $302,000 in our balance sheet.

On February 1, 2005, we entered into an agreement with the former InterNetwork Experts subsidiary minority shareholder group to eliminate the InterNetwork Experts minority interest, contingent upon INX stockholder approval. Upon stockholder approval on March 18, 2005, InterNetwork Experts became a wholly-owned subsidiary of the company. The exchange of the minority interest resulted in a remeasurement of the stock options that were part of the minority interest and such remeasurement resulted in a $5.7 million one-time non-cash charge to earnings, which was equal to the intrinsic value of the stock options on March 18, 2005. This one-time non-cash charge to earnings, which did not impact assets or liabilities, reduced reported net income and earnings per share in our quarter ended March 31, 2005. The elimination of the minority interest simplified our capital structure and eliminated the minority interest on our financial statements, but increased the shares used to compute diluted earnings per share due to the shares of our common stock issued in the exchange and because of the increased number of stock options resulting from exchanging the former InterNetwork Experts subsidiary stock options for our stock options. Based on the closing stock price of $6.25 on March 18, 2005, the shares used in computing diluted earnings per share increased by approximately 1,161,592 shares as a result of the exchange of the minority interest.

Elimination of Holding Company Structure and Sale of Two Subsidiaries

On November 3, 2005 our Board of Directors approved a plan to sell our two smaller subsidiaries, Stratasoft, Inc. and Valerent, Inc., eliminate our holding company structure, change our corporate name and devote all of our resources to our IP communications business. Effective December 31, 2005 we merged our InterNetwork Experts, Inc. subsidiary into the parent public company and changed our corporate name to INX Inc. Under a Stock Purchase Agreement (“Agreement”) dated January 26, 2006, we sold all outstanding shares of Stratasoft’s common stock for a pretax gain on disposal to be recognized in the first quarter of 2006 currently estimated at approximately $375,000. Key terms of the sale are summarized as follows:

•	All outstanding Stratasoft common stock was sold for a purchase price of $3,000,000, reduced by:

•	$800,000 placed in escrow, which is available to satisfy indemnified losses, if any, as defined in the Agreement. Funds placed in escrow are excluded from the estimated gain stated above.

•	$221,000 representing a preliminary net working capital adjustment, as defined. The working capital adjustment is to be finalized by March 27, 2006.

•	We indemnified the buyer for potential losses as defined in the Agreement to a maximum of $1.4 million, inclusive of amounts placed in escrow. Excess funds held in escrow will be released on January 26, 2008 unless retained in escrow for potential indemnified losses as allowed in the Agreement under certain circumstances.

•	We may receive additional consideration in the form of 10% of the outstanding Stratasoft common stock if Stratasoft’s revenue exceeds $10.0 million for any consecutive twelve month period within two years of closing.

•	We may receive additional cash consideration if Stratasoft is sold by buyer to another party by January 26, 2008 for an amount in excess of $15.0 million.

Transaction costs of $771,000 were payable by us in connection with the transaction, including the value of warrants issued to the investment banker for the transaction for 40,000 shares of common stock at $6 per share. The warrants expire January 26, 2010. Additional transaction costs of up to $120,000 could be payable based on the final sale price.

Results of Operations

Overview

Sources of Revenue.  Our revenue consists of product and service revenue. Product revenue consists of reselling Cisco products and limited amounts of complementary products from other manufacturers. Service revenue is generated by fees from a variety of implementation and support services. Product prices are set by the market for Cisco products and provide our lowest gross margins. Gross margin on service revenue varies based on the cost of technical resources, which are reflected as a cost of service. Certain fixed and flat fee service contracts that extend over three months or more are accounted for on the percentage of completion method of accounting.

Historically, the majority of our services revenue has been generated from implementation services, which we believe varies somewhat in proportion to our product sales. Implementation services revenue is project oriented and tends to be somewhat volatile on a quarter-to-quarter basis as projects start and stop and we redeploy technical resources to new projects. As the number, frequency and size of our projects continue to grow, we hope to achieve better utilization of our engineering resources, resulting in improved gross margins on implementation services revenue and less volatility in the amount of quarterly implementation services revenue realized. The normal sales cycle for corporate customers typically ranges from three to six months depending on the nature, scope and size of the project. Our experience with educational organizations utilizing E-Rate funding, which is a federal government funding program for schools administered by the Schools and Libraries Division Universal Services Administrative Corporation (the “SLD”), indicates that the sales cycle is generally about six to twelve months or longer.

In mid-2003, INX introduced NetSurant®, its branded support service that consists primarily of customer service personnel and a support center. This new support service offering requires that we incur the fixed cost to operate a network operations center to monitor and manage customers’ systems. Until recently, this fixed cost, as compared to the level of NetSurant® service revenue has resulted in negative gross margins from this new NetSurant® service offering. However, our NetSurant® support services revenue has recently provided the highest level of gross margin of any of our revenue sources because NetSurant® support services revenue has grown rapidly as compared to the somewhat fixed cost of operating the NetSurant® network operations center. We recognize support service revenue evenly over the entire service period for the customer. Eventually, we expect that the NetSurant® support offering will improve overall services gross margins. Through December 31, 2005, NetSurantservice revenue was insignificant.

Gross Profit and Gross Profit Margin.  The mix of our various revenue components, each of which has substantially different levels of gross margin, materially influences our overall gross profit and gross margin in any particular quarter. In periods in which service revenue is high as compared to product sales, our gross margin generally improves as compared to periods in which we have higher levels of product sales. Our gross margin for product sales also varies depending on the type of product sold, the mix of large revenue product sales contracts, which typically have lower gross margin as compared to smaller revenue product sales contracts, which typically have higher gross margin. Gross margin percentage on product sales is generally positively influenced by repeat business with existing customers, which are typically smaller transactions that generate slightly higher levels of gross margin as compared to large, competitively bid projects.

Our annual and quarterly gross profit and gross margin on product sales are materially affected by vendor incentives, most of which are Cisco incentive programs. The incentive programs sponsored by Cisco currently enable us to qualify for cash rebates or product pricing discounts. The most significant incentive is a Cisco incentive that is generally earned based on sales volumes of particular Cisco products; sales growth and customer satisfaction levels, and beginning in our fourth quarter ended December 31, 2004, this incentive program could be readily monitored by us via access to the vendor’s website. The amounts earned and costs incurred under these programs are recorded as a reduction of cost of goods sold, and the increased gross profit results in an increase in selling, general and administrative expenses related to sales commissions. In reporting periods prior to our fourth quarter ended December 31, 2004, we recognized the Cisco incentives on the earlier of when payment was received or declared by the vendor, as such amounts were not determinable by us prior to then. Prior to 2004, there had only been one incentive program measurement period, and we had not met all of the qualification criteria for such incentive period. Cisco pays incentives earned under this program semi-annually for the six-month measurement periods that end one month following the end of our second and fourth quarters. This caused significant fluctuations in gross profit and operating profits from quarter to quarter because these incentives were recognized semi-annually in our first and third quarters. Beginning in the fourth quarter of 2004, the information became readily available from the vendor so that the amount of incentive earned from the vendor was determinable. Furthermore, we determined that collection of the incentive was probable and therefore recognizable. We recognized vendor incentives of $2,876,000, $3,480,000 and $313,000 in 2005, 2004 and 2003, respectively. Our product cost and resulting gross profit can vary significantly from quarter to quarter depending upon vendor pricing incentives and our ability to qualify for and recognize such incentives.

A significant portion of our cost of services is comprised of labor, particularly for our implementation services revenue. Our gross margin on service revenue fluctuates from period to period depending not only upon the prices charged to customers for our services, but also upon the level of utilization of our technical staff. Management of labor cost is important to maximize gross margin. Our gross margin is also impacted by such factors as contract size, time and material pricing versus fixed fee pricing, discounting, vendor incentives and other business and marketing factors normally incurred during the conduct of business. Several years ago we purposely over staffed technical and engineering staff in order to have the technical competency necessary to gain market share and create a successful organization. Over the past several years as we have grown, we have been able to better utilize our technical and engineering staff and this has helped to improve the gross margin percentage on service revenue in more recent years as compared to several years ago. When we open new branch offices in new markets, we also must over staff technical and engineering resources in order to have the personnel necessary to win customer relationships in the new market. Because we expect to open multiple new offices in new markets over the upcoming year we expect gross margin on our implementation services to be negatively impacted by such new branch office operations. The extent to which total implementation services gross margin will be negatively impacted will vary based on the number and size of new branch offices we have recently opened for any given period, relative to the number of and size of mature branch offices.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses include both fixed and variable expenses. Relatively fixed categories of expenses in selling, general and administrative expenses include rent, utilities, and administrative wages. Variable categories of expenses in selling, general and administrative expenses include sales commissions and travel, which will usually vary based on our sales and gross profit. Selling, general and administrative expenses also include expenses which vary significantly from period to period but not in proportion to sales or gross profit. These include legal expenses and bad debt expense, both of which vary based on factors that are difficult to predict.

A significant portion of our selling, general and administrative expenses relate to personnel costs, some of which are variable and others that are relatively fixed. Our variable personnel costs consist primarily of sales commissions. Sales commissions are typically calculated based upon our gross profit on a particular sales transaction and thus generally fluctuate because of the size of the transaction and the mix of associated products and services with our overall gross profit. Historically, sales commission expense has been approximately 27% to 31% of gross profit, and we expect that it will continue to be approximately that level in the future. Bad debt expense generally fluctuates somewhat in proportion to sales levels, although not always in the same periods as increases or decreases in sales. Legal expense varies based on legal issue activity, which can vary substantially from period to period. Other selling, general and administrative expenses are relatively fixed and do not vary in direct proportion to increases in revenue, but will generally increase over time as the organization grows. We believe that we can achieve some level of leverage on these somewhat fixed operating expenses, relative to revenue growth, and if we are successful in doing so that this will help to increase our net operating margin.

Acquisitions.  In the second quarter of 2003 we acquired the fixed assets, inventory, intellectual property, customer lists, trademarks, trade names, service marks, contract rights and other intangibles of Digital Precision. In connection with that acquisition we also assumed leases for equipment and office space. Our results of operations include those attributable to Digital Precision on and after April 7, 2003. The initial purchase price for Digital Precision was $540,000 in cash and contingent consideration of 1.8 million shares of our former subsidiary InterNetwork Experts, Inc. common stock which we agreed to issue if certain employees remained employed through April 4, 2004, the first anniversary of the acquisition. In April 2004, we recorded $234,000 of additional intangible assets in connection with the 1.8 million shares of InterNetwork Experts, Inc common stock we issued to satisfy the contingent purchase price obligation.

Effective May 26, 2005, we acquired the operations and certain assets of Network Architects, Corp. (“Network Architects”), a data network and IP telephony systems design, installation and support business with branches in Albuquerque, New Mexico, and El Paso, Texas. We paid cash at closing in the amount of $2.0 million, common stock valued at $2.0 million, and payment of a note payable to a bank in the amount of $300,000. We incurred legal and other costs of $66,000 in connection with the transaction. We will pay Network Architects additional purchase price consideration if certain financial milestones are achieved. To the extent that the operating profit attributable to Network Architects’s former Albuquerque, New Mexico, and El Paso, Texas, branches (“Operating Profit”) during the twelve-month period ending May 31, 2006 is positive, we will pay Network Architects an additional purchase price equal to 75% of Operating Profit during such period. This additional purchase price is not to exceed $525,000, and at our option, 50% of such additional purchase price may be paid in the form of shares of our common stock. In addition, we will issue Network Architects a maximum of 75,000 shares of common stock following each of the twelve-month periods ending May 31, 2006, 2007 and 2008 if Operating Profit during such periods exceeds $600,000, $660,000, and $726,000, respectively. If Operating Profit is less than the applicable milestone for any of the three years, the number of shares of common stock issuable shall be equal to 75,000 multiplied the percentage of actual Operating Profit during the period as compared to the applicable milestone. Additional purchase price consideration, if any, will be recorded as goodwill.

Effective June 29, 2005, we acquired the operations and certain assets of the InfoGroup Northwest, Inc. (“InfoGroup”) network solutions business with branches in Seattle, Washington, and Portland and Eugene, Oregon. We paid cash at closing in the amount of $1.9 million and shares of our common stock valued at $500,000. Legal, broker, and other costs of $123,000 were incurred in connection with the transaction, of which $12,000 was paid through the issuance of 1,586 shares of common stock and the remainder paid in cash. We will pay InfoGroup additional purchase price consideration if operating profit attributable to InfoGroup’s former Seattle, Washington, and Portland and Eugene, Oregon, branches (“Operating Profit”) during the twelve-month period ending June 30, 2006 is at least $400,000. 50% of such additional purchase price will be paid in cash and the remaining 50% shall be paid in the form of common stock. The additional purchase price will be $300,000 if Operating Profit is between $400,000 and $550,000; $500,000 if Operating Profit is between $550,000 and $650,000; $900,000 if Operating Profit is between $650,000 and $700,000 and $1,000,000, plus 50% of the Operating Profit in excess of $700,000 if Operating Profit exceeds $700,000. Additional purchase price consideration, if any, will be recorded as goodwill.

Dispositions.  The sale of our computer reselling and PBX telephone systems reselling business in early 2000 and the sale of our IT Staffing business in 2001 resulted in a gain on disposal. Since the sale of these businesses, we have realized, in various periods, income and expense from discontinued operations that has been primarily a result of litigation expenses and settlement of litigation related to our discontinued operations. We expect the income and expense from discontinued operations to decrease over time and to eventually be eliminated after these matters are fully resolved.

On November 3, 2005, our Board of Directors approved a plan to sell the Stratasoft and Valerent subsidiaries as further discussed in Note 4 to the consolidated financial statements in Part II, Item 8. Therefore, the Stratasoft and Valerent results of operations and cash flows have been reclassified from our results of continuing operations and cash flows for all periods presented. On the effective date of the classification as discontinued operations, the property and equipment and intangible assets of the Stratasoft and Valerent subsidiaries were no longer depreciated or amortized, respectively. We previously reported three segments, InterNetwork Experts, Stratasoft, and Valerent. As a result of the reclassification of Stratasoft and Valerent to discontinued operations and the elimination of our previous holding company structure, we now report in only one segment.

Tax Loss Carryforward.  Because of our operating losses in 2003 and 2005, we have accumulated a net operating loss carryforward for federal income tax purposes that, at December 31, 2005, was approximately $4.4 million. A portion of the NOL is attributable to discontinued operations and the ultimate benefit to continuing operations is dependent on the manner in which the discontinued operations are disposed. Since United States tax laws limit the time during which an NOL may be applied against future taxable income and tax liabilities, we may not be able to take full advantage of our NOL carryforward for federal income tax purposes. The carryforward will expire in 2024 if not otherwise used. A change in ownership, as defined by federal income tax regulations, could significantly limit the company’s ability to utilize its carryforward. If we achieve sustained profitability, which may not happen, the use of net operating loss carryforwards would reduce our tax liability and increase our net income and available cash resources. When all operating loss carryforwards have been used or have expired, we would again be subject to increased tax expense and reduced earnings due to such tax expense.

Period Comparisons.  The following tables set forth, for the periods indicated, certain financial data derived from our consolidated statements of operations. Percentages shown in the table below are percentages of total revenue, except for the product and service components of cost of goods sold and gross profit, which are percentages of product and service revenue, respectively.

	Year Ended December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
			(Dollars in thousands)

Revenue:
Products	$108,857	89.5	$71,646	91.9	$45,749	91.5
Services	12,749	10.5	6,280	8.1	4,226	8.5

Total revenue	121,606	100.0	77,926	100.0	49,975	100.0

Gross profit:
Products	14,855	13.6	10,844	15.1	5,689	12.4
Services	3,721	29.2	2,097	33.4	1,250	29.6

Total gross profit	18,576	15.3	12,941	16.6	6,939	13.9
Selling, general and administrative expenses	22,759	18.7	11,268	14.5	7,210	14.4

Operating income (loss)	(4,183)	(3.4)	1,673	2.1	(271)	(0.5)
Interest and other (income) expense, net	236	0.2	96	0.1	(124)	(0.2)
Income tax expense	475	0.5	350	0.4	—	0.0
Minority interest	23	0.0	117	0.1	—	0.0

Net income (loss) from continuing operations	(4,917)	(4.1)	1,110	1.5	(147)	(0.3)
Income (loss) from discontinued operations, net of taxes	(2,967)	(2.4)	420	0.5	(1,689)	(3.4)

Net income (loss)	$(7,884)	(6.5)	$1,530	2.0	$(1,836)	(3.7)

Year Ended December 31, 2004 Compared to Year Ended December 31, 2005

Total Revenue.  Our total revenue increased by $43.7 million, or 56.1%, from $77.9 million to $121.6 million. Of the increase, $9.6 million was attributed to the Network Architects acquisition, $7.5 million to the InfoGroup Northwest acquisition, $12.1 million to a large project for Austin Independent School District, and $7.6 million to a large project for CenterPoint Energy. The remainder of the increase was due to continuing growth in sales to school districts and growth in service revenue. The sales to the school districts are one-time competitive bid events fostered by the E-Rate programs that provide schools with 90% of their funding for Internet related expenditures, and there can be no assurance as to the level of revenue provided, if any, in future periods from school districts.

Gross Profit.  Our total gross profit increased by $5.7 million, or 43.5%, from $12.9 million to $18.6 million. Overall gross margin decreased from 16.6% to 15.3%. Gross profit on product sales increased $4.0 million, or 37.0%, from $10.9 million to $14.9 million due to increased product sales revenue. Product gross margin decreased from 15.1% to 13.6% primarily due to lower vendor rebates in 2005 due to the initial recognition of vendor rebates on the accrual basis beginning in 2004 as discussed further above. Gross profit on the service component increased $1.6 million, from $2.1 million to $3.7 million, and service gross margin decreased from 33.4% to 29.2%, primarily as a result of lower service margins in acquired locations.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $11.5 million, or 102.0%, from $11.3 million to $22.8 million. As a percentage of total revenue, these expenses increased from 14.5% to 18.7%. These expenses were primarily increased by the following:

•	A noncash charge of $5.7 million recorded in March 2005 for the remeasurement of options exchanged as part of the purchase of the minority interest in our former InterNetwork Experts, Inc. Excluding this charge, selling, general and administrative expenses would represent 14.0% of 2005 total revenue rather than 18.7%.

•	Expenses of businesses acquired in 2005 of $2.4 million, including sales and administrative compensation, rent and other occupancy costs, depreciation, travel, and other operating expenses.

•	Sales compensation increases of $1.1 million, excluding acquired locations, as the result of hiring additional sales staff and increased sales commissions generated from the increase in gross profit dollars.

•	Administrative compensation expense increases of $1.0 million due to the hiring of additional personnel exclusive of acquired locations.

•	Consultant fees for Sarbanes-Oxley compliance of $168,000.

•	Telephone, rent, travel, and other general office expenses increases of $1.1 million, exclusive of acquired locations, due to sales growth and increased personnel.

Operating Income.  Operating income decreased $5.9 million from a profit of $1.7 million to a loss of $4.2 million, primarily due to the $5.7 million noncash charge for stock option remeasurement.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net, increased from net expense of $96,000 to net expense of $236,000, primarily due to increased borrowings under our credit facility resulting from delays in payment by the Schools and Libraries Division of the Universal Services Administrative Corporation on school district accounts receivable and due to funding the cash portion of the purchase price for acquisitions.

Income (Loss) from Discontinued Operations.  The results of discontinued operations changed from a profit of $420,000 to a loss of $3.0 million due to increased pre-tax operating losses at Stratasoft of $3.1 million including the cumulative effect of a change in accounting method at Stratasoft of $566,000, and increased pre-tax operating losses at Valerent of $518,000, partially offset by an increased gain of $49,000 on the disposal of the Computer Products and Telecom Divisions and increased income tax benefit of $116,000.

Net Income.  Net income decreased $9.4 million from net income of $1.5 million to a net loss of $7.9 million, primarily due to the $5.7 million noncash charge for stock option remeasurement, $566,000 charge for the change in accounting method, and $3.4 million increased loss from discontinued operations. Net income from continuing operations decreased from a net profit of $1.1 million to a net loss of $4.9 million primarily due to the $5.7 million noncash charge for stock option remeasurement and $475,000 income tax expense.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2004

Total Revenue.  Our total revenue increased by $27.9 million, or 55.9%, from $50.0 million to $77.9 million. Of the increase, $11.2 million was attributed to our office in Austin that resulted from our acquisition of Digital Precision in April 2003, $4.6 million was attributed to government sector sales and $14.8 million was attributed to the large project for the DISD. These increases were partially offset by revenue decreases of $1.2 million in our Houston operation and $1.5 million in our Dallas operation (excluding the DISD project). Our revenue grew rapidly primarily due to large sales to school districts totaling $22.2 million. The sales to the school districts are one-time competitive bid events fostered by the E-Rate programs that provide schools with 90% of their funding for internet related expenditures, and there can be no assurance as to the level of revenue provided, if any, in future periods from school districts.

Gross Profit.  Our total gross profit increased by $6.0 million, or 86.5%, from $6.9 million to $12.9 million. Gross margin increased from 13.9% to 16.6%. Gross profit on product sales increased $5.2 million, or 90.6%, from $5.7 million to $10.9 million due to increased product sales revenue and lower product cost, reflecting increased vendor rebates. Gross profit on the service component increased $847,000, from $1.3 million to $2.1 million, and service gross margin improved from 29.6% to 33.4%, as a result of significantly increased service revenue of $2.1 million and improved utilization of technical personnel.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $4.1 million, or 56.3%, from $7.2 million to $11.3 million. As a percentage of total revenue, these expenses increased from 14.4% to 14.5%. These expenses were primarily increased by the following:

•	Sales compensation increased $1.7 million as the result of hiring additional sales staff and increased sales commissions generated from the increase in gross profit.

•	Administrative compensation expense increased $995,000 due to the hiring of additional personnel at INX in Houston and Dallas, Texas and the addition of the San Antonio, Texas office.

•	Payroll tax expense increased $136,000 with the increase in compensation expenses.

•	Legal and accounting fees increased by $306,000.

•	General office expense increased $100,000 primarily from office and employee relocation expenses and increased printing costs.

•	Depreciation expense increased $167,000 due to asset additions and the Digital Precision acquisition in April 2003.

•	Rents increased $211,000 due to additional office space in Dallas and San Antonio, Texas.

•	Shareholder relations expense increased $44,000 due to employing a shareholder relations firm, attending investor conferences and visiting investor groups.

•	Communication expense increased $45,000 due to growth.

•	Utilities expense increased $50,000 due to growth.

Operating Income.  Operating income increased $1.9 million from a $0.2 million loss to a profit of $1.7 million, primarily due to the $6.0 million increase in gross profit, partially offset by the $4.1 million increase in selling, general and administrative expenses.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net, changed by $220,000 or 177.4%, from income of $124,000 to expense of $96,000, primarily due to an increase in interest expense of $134,000 attributable to increased borrowings under our credit facility. Our borrowings under our credit facility increased from $7.6 million to $16.0 million while the interest bearing portion of our borrowings increased from $1.7 million at December 31, 2003 to $8.1 million at December 31, 2004. Foreign exchange gain increased $48,000 from a loss of $13,000 to a gain of $35,000. Other income decreased $129,000, or 111.2%, from $116,000 of income to $13,000 expense.

Income (Loss) from Discontinued Operations.  Income from discontinued operations increased from a loss of $1.7 million to income of $420,000. Stratasoft’s pre-tax loss decreased from $1.4 million in 2003 to $265,000 in 2004 due to increased sales and reduced selling, general and administrative expenses. Valerent’s pre-tax income improved from a loss of $720,000 in 2003 to income of $279,000 in 2004 due to increased sales and reduced selling, general and administrative expenses.

Net Income.  Net income increased $3.3 million from a loss of $1.8 million to a net profit of $1.5 million. Net income from continuing operations increased from a loss of $147,000 in 2003 to income of $1.1 million. Income from discontinued operations increased from a loss of $1.7 million to income of $420,000.

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

	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except share and per share amounts)

Revenue:
Product	$25,481	$32,228	$27,995	$23,153	$18,052	$27,179	$16,354	$10,061
Service	4,178	4,241	2,822	1,508	2,226	1,516	1,625	913

Total revenue	$29,659	$36,469	$30,817	$24,661	$20,278	$28,695	$17,979	$10,974

Gross profit:
Product	$3,932	$4,106	$3,480	$3,337	$3,323	$3,928	$1,914	$1,679
Service	1,072	1,349	976	324	876	417	480	324

Total gross profit	5,004	5,455	4,456	3,661	4,199	4,345	2,394	2,003
Selling, general and administrative expenses	5,160	4,545	4,044	9,010	3,045	3,515	2,619	2,089

Operating income (loss)	$(156)	$910	$412	$(5,349)	$1,154	$830	$(225)	$(86)

Income (loss) from continuing operations	(91)	466	246	(5,538)	748	611	(199)	(50)
Income (loss) from discontinued operations	(632)	(701)	(664)	(970)	74	7	250	89

Net income (loss)	$(723)	$(235)	$(418)	$(6,508)	$822	$618	$51	$39

Income (loss) from continuing operations per share:
Basic	$(0.02)	$0.08	$0.04	$(1.06)	$0.14	$0.12	$(0.04)	$(0.01)
Diluted	$(0.02)	$0.08	$0.04	$(1.06)	$0.13	$0.11	$(0.04)	$(0.01)
Net income (loss) per share:
Basic	$(0.12)	$(0.04)	$(0.07)	$(1.25)	$0.16	$0.12	$0.01	$0.01
Diluted	$(0.12)	$(0.04)	$(0.07)	$(1.25)	$0.15	$0.11	$0.01	$0.01

The decision to sell the Stratasoft and Valerent subsidiaries in 2005 resulted in their reclassification to discontinued operations in all periods presented. The total categories shown above are reconciled to the amounts previously reported in the table at the end of this section. See Note 4 to consolidated financial statements in Part II, Item 8 for further discussion.

Two acquisitions were completed in the second quarter of 2005, Network Architects and InfoGroup Northwest (see Note 3 to consolidated financial statements in Part II, Item 8). The second and third quarters of 2005 also reflected large projects for Austin Independent School District and CenterPoint Energy. For the fourth quarter ended December 31, 2005, our revenue decreased sequentially as compared to the exceptionally strong third quarter as was the case in 2004, but it did increase 46.3% as compared to the fourth quarter of 2004.

The quarter ended September 30, 2004, saw unusually strong revenue, due to large E-Rate funded projects related to the DISD and other school projects. For the fourth quarter ended December 31, 2004, our revenue decreased sequentially as compared to the exceptionally strong third quarter because of the delayed shipments pending resolution of the E-Rate funded payment delays, but the fourth quarter revenue increased 62.8% as compared to the fourth quarter of 2003.

Our gross profit has fluctuated between quarters primarily due to changes in our revenue mix between product and services revenues. Service gross profit and gross margin varied primarily based on the level of utilization of billable technical staff and the type of service revenues generated, which can vary from period to period and result in varying levels of gross profit and gross margin. Increased product sales in the second and third quarters of 2005 resulted in lower gross margin on total revenue because of the relatively lower gross margin on product sales revenue as compared to services revenue, but rebounded in the fourth quarter of 2005 with the increased proportion of service revenue.

The respective timing of when vendor incentives become earned and determinable created significant quarter to quarter gross margin fluctuations during 2004. Those fluctuations were not present in 2005. While we expect vendor incentives will remain earned and determinable in future periods, we do not have any assurance that we will continue to meet the vendor incentive criteria required to receive the incentive or that the vendor will continue to offer incentive programs during the future.

The unusually high selling, general and administrative expense in our first quarter ended March 31, 2005 was primarily due to a $5.7 million one-time non-cash charge related to the remeasurement of stock options.

Net loss from continuing operations in the first quarter of 2005 reflects the remeasurement of stock options resulting from the elimination of the InterNetwork Experts, Inc. minority interest as discussed further in Note 11 to consolidated financial statements in Part II, Item 8.

The following table reconciles amount previously reported to the amounts reported at the beginning of this section:

	2005			2004
	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except share and per share amounts)

Reconciliation to previously reported revenue:
Total revenue as originally reported	$39,157	$34,348	$27,768	$24,295	$32,612	$21,887	$14,275
Less Stratasoft and Valerent revenue reclassified to discontinued operations	(2,688)	(3,531)	(3,107)	(4,017)	(3,917)	(3,908)	(3,301)

Total revenue as reported above	$36,469	$30,817	$24,661	$20,278	$28,695	$17,979	$10,974

Reconciliation to previously reported gross profit:
Total gross profit as originally reported	$6,301	$5,860	$4,912	$6,008	$6,109	$4,299	$3,536
Less Stratasoft and Valerent gross profit reclassified to discontinued operations	(846)	(1,404)	(1,251)	(1,809)	(1,764)	(1,905)	(1,533)

Total gross profit as reported above	$5,455	$4,456	$3,661	$4,199	$4,345	$2,394	$2,003

	2005			2004
	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except share and per share amounts)

Reconciliation to previously reported selling, general and administrative expense:
Total SG&A expense as originally reported	$6,321	$6,347	$10,784	$5,063	$5,456	$4,236	$3,499
Less Stratasoft and Valerent SG&A expense reclassified to discontinued operations	(1,776)	(2,303)	(1,774)	(2,018)	(1,941)	(1,617)	(1,410)

Total SG&A expense as reported above	$4,545	$4,044	$9,010	$3,045	$3,515	$2,619	$2,089

Reconciliation to previously reported operating income (loss):
Total operating income (loss) as originally reported	$(20)	$(487)	$(5,872)	$945	$653	$63	$37
Less Stratasoft and Valerent operating income (loss) reclassified to discontinued operations	930	899	523	209	177	(288)	(123)

Total operating income (loss) as reported above	$910	$412	$(5,349)	$1,154	$830	$(225)	$(86)

Reconciliation to previously reported net income (loss) from continuing operations:
Net income (loss) from continuing operations as originally reported	$(229)	$(482)	$(5,942)	$785	$618	$38	$51
Less Stratasoft and Valerent net (income) loss reclassified to discontinued operations	695	728	404	(37)	(7)	(237)	(101)

Net income (loss) from continuing operations as reported above	$466	$246	$(5,538)	$748	$611	$(199)	$(50)

Reconciliation to previously reported net income (loss) from discontinued operations:
Income (loss) from discontinued operations as originally reported	$(6)	$64	$—	$37	$—	$13	$(12)
Less Stratasoft change in accounting method reclassified to discontinued operations	—	—	(566)	—	—	—	—
Less Stratasoft and Valerent net (income) loss reclassified to discontinued operations	(695)	(728)	(404)	37	7	237	101

Net income (loss) from discontinued operations as reported above	$(701)	$(664)	$(970)	$74	$7	$250	$89

Critical Accounting Policies

Revenue Recognition

We have a number of different revenue sources for which revenue is recognized differently based on the following policies:

Products Revenue.  Product shipment revenue occurs when products manufactured by other parties are purchased and resold to a customer and such products are contracted for independently of material services. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Amounts billed to customers for shipping and handling are classified as revenue.

Services Revenue.  Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which is typically one year. Other service revenue is earned from providing stand-alone services such as billings for engineering and technician time, installation and programming services, which are provided on either an hourly basis or a flat-fee basis, and the service component of maintenance and repair service ticket transactions. These services are contracted for separately from any product sale, and are generally completed in less than three months. Other service revenues are recognized when the service is performed and when collection is reasonably assured.

We have certain fixed and flat fee services contracts that extend over three months or more, and are accounted for on the percentage of completion method of accounting. The percentage of revenue recognized in any particular period is determined on the basis of the relationship of the actual hours worked to estimated total hours to complete the contract. Revisions of the estimated hours to complete are reflected in the period in which the facts necessitating the revisions become known. When a contract indicates a loss, a provision is made for the total anticipated loss.

Custom Project Revenue.  The revenue of Stratasoft is a component of the results from discontinued operations. Stratasoft earns revenue from projects that are recognized using the percentage of completion method of accounting. The majority of Stratasoft’s revenue consists of system sales in which it bundles its proprietary software, along with third-party hardware products and material related software customization services, installation, training services, warranty services and incidental post contract support (“PCS”) together under a single contract with the customer. PCS is insignificant on such contracts for one year or less, and therefore, we have determined that the value of such PCS should not be unbundled from the project revenue as set forth in paragraph 59 of SOP 97-2. Accordingly, such PCS revenue is recognized together with the project revenue, and the estimated cost to provide the PCS is accrued. The value of the PCS is determinable within the contract, which defines the period that the PCS is granted and offers renewals at stated amounts, thereby defining the value of the PCS. The software customization, together with the hardware customization and integration, represent a significant modification, customization and/or production of the product and, therefore, the entire arrangement is required to be accounted for using the percentage of completion method of accounting pursuant to SOP 81-1. The percentage of revenue recognized in any particular period is determined principally on the basis of the relationship of the cost of work performed on the contract to estimated total costs. The percentage-of-completion method relies on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Revisions of estimates are reflected in the period in which the facts necessitating the revisions become known. When a contract indicates a loss, a provision is made for the total anticipated loss.

We maintain allowances for doubtful accounts and notes receivable for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Credit and collections policy inherent in our revenue recognition policy is the determination of the collectibility of amounts due from our customers, which requires us to use estimates and exercise judgment. We routinely monitor our customer’s payment history and current credit worthiness to determine that collectibility is reasonably assured and, then in some instances, require letters of credit in support of contracted amounts.

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

Vendor Incentive Recognition

We participate in vendor incentive programs, including a significant vendor incentive program with our primary vendor, Cisco. These incentives are generally earned based on sales volume, sales growth and customer satisfaction levels. The amounts earned under these programs are accrued when they are deemed probable and can be reasonably measured; otherwise, they are recorded when they are declared by the vendor or the cash is received, which ever is earlier. The incentives are recorded as a reduction of cost of goods. Selling, general and administrative expenses are increased for any associated commission expense and payroll tax related to the incentives. When vendor incentives are recognized upon vendor declaration or cash receipt their effect on cost of goods can vary significantly between quarterly and annual reporting periods. Failure to achieve the requirements set by the vendor to earn a particular incentive could result in us not receiving a vendor incentive and result in lower gross margin on our product sales revenue.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are collections from our accounts receivable and our credit facility with Castle Pines Capital (the “Credit Facility”). In 2004, we also received approximately $7.5 million in net proceeds from a public offering of equity securities. We use the Credit Facility to finance the majority of our purchases of inventory, and to provide working capital when our cash flow from operations is insufficient. In 2005, we experienced positive cash flow from operating activities of continuing operations of $7.6 million and positive cash flow from discontinued operations of $412,000. The primary reason for the positive cash flow from continuing operations in 2005 was the result of reductions of accounts receivables in 2005. Our working capital was $7.4 million and $13.1 million at December 31, 2005 and 2004, respectively, the reduction in which was primarily the result of cash used for acquisitions and the net loss from discontinued operations in 2005.

Accounts Receivable.  The timing of our collection of accounts receivable and payments of our accounts payable is one of the principal influences on our cash flow from operations. We typically sell our products and services on short-term credit terms. We try to minimize our credit risk by performing credit checks, obtaining letters of credit in certain instances, and conducting our own collection efforts. We had accounts receivable, net of allowance for doubtful accounts, of $24.9 million and $26.6 million at December 31, 2005 and 2004, respectively. Accounts receivables were at unusually high levels at December 31, 2004 because of substantial amounts of past due accounts receivables related to the DISD project, the majority of which were collected in 2005.

Inventory.  We had inventory of $79,000 and $381,000 at December 31, 2005 and 2004, respectively. We try to minimize the amount of inventory on hand to reduce the risk that the inventory will become obsolete or decline in value. We are able to do this by relying on the ready availability of products from our principal suppliers. As noted above, we rely principally on our Credit Facility to finance our inventory purchases.

Contractual Obligations

Our contractual cash obligations with terms in excess of one year consist of lease obligations, substantially all of which are for office space. All notes payable and other debt, including our Credit Facility discussed above, have remaining terms of less than one year. The following table summarizes contractual cash obligations with terms in excess of one year as of December 31, 2005:

	Payments Due by Period
		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
		(Dollars in thousands)

Lease obligations	$2,290	$999	$1,181	$110	$—

We do not have any material contractual purchase obligations. We purchase inventory to fulfill in-hand orders from customers and we try to minimize the amount of inventory on hand to reduce the risk that the inventory will become obsolete or decline in value. We are able to do this by relying on the ready availability of products from our principal suppliers.

We expect to be able to meet our contractual cash payment obligations by their due dates through cash generated from operations, augmented, if needed, by borrowings under the Credit Facility.

Credit Facility.  On December 27, 2005 we entered into a new $40.0 million senior credit facility with Castle Pines Capital LLC (“CPC”) to provide inventory financing and to fund working capital requirements. The new facility with CPC replaces the $25.0 million senior credit facility with Textron Financial Corporation. Key terms of the Agreement are summarized as follows:

•	The Agreement provides a discretionary line of credit up to a maximum aggregate amount of $40.0 million to purchase inventory from CPC approved vendors.

•	The Agreement provides a working capital revolving line of credit under the above line of credit with an aggregate outstanding sublimit of $10.0 million.

•	The working capital revolving line of credit incurs interest payable monthly at the rate of prime plus 0.5%,

•	The Agreement contains customary covenants regarding maintenance of insurance coverage, maintenance of and reporting collateral, and submission of financial statements. The Agreement also contains restrictive financial covenants measured as of the end of each calendar quarter as detailed further below.

•	The line of credit is collateralized by substantially all of our assets.

As of December 31, 2005, borrowing capacity and availability were as follows (amounts in thousands):

Total Credit Facility	$40,000
Borrowing base limitation	(19,283)

Total borrowing capacity	20,717
Less interest-bearing borrowings	(2,464)
Less non-interest bearing advances	(10,013)

Total unused availability	$8,240

The “unused availability” is the amount not borrowed, but eligible to be borrowed. The borrowing base restrictions generally restrict our borrowings under the Credit Facility to 85% of the eligible receivables and 100% of our Floorplanned inventory.

We use the Credit Facility to finance purchases of Cisco products from Cisco and from certain wholesale distributors. Cisco provides 60-day terms, and other wholesale distributors typically provide 30-day terms. Balances under the Credit Facility that are within those respective 60-day and 30-day periods (the “Free Finance Period”) do not accrue interest and are classified as accounts payable in our balance sheet. We refer to non-interest bearing balances as “inventory floor plan borrowings”.

To the extent that we have credit availability under the Credit Facility, it gives us the ability to extend the payment terms past the Free Finance Period. Amounts extended past the Free Finance Period accrue interest and are classified as notes payable on our balance sheet. These extended payment balances under the Credit Facility accrue interest at the prime rate (7.25% at December 31, 2005) plus 0.5%.

As defined in the Credit Facility there are restrictive covenants that are measured at each quarter and year end. These covenants require us to:

•	maintain Minimum Tangible Net Worth of $8.0 million;

•	maintain a maximum Debt to Tangible Net Worth ratio of 6.0 to 1;

•	maintain Minimum Working Capital of not less than $6.5 million;

•	maintain a Current Ratio of not less than 1.10 to 1.0;

At December 31, 2005, we were in compliance with the loan covenants, and we anticipate that we will be able to comply with the loan covenants during the next twelve months. If we violate any of the loan covenants, we would be required to seek waivers from CPC for those non-compliance events. If CPC refused to provide waivers, the amount due under the Credit Facility could be accelerated and we could be required to seek other sources of financing.

Cash Flows.  During 2005, our cash decreased by $2.4 million. Operating activities provided $8.1 million, investing activities used $5.1 million and financing activities used $5.3 million.

Operating Activities.  Operating activities provided $8.1 million in 2005 as compared to using cash of $10.5 million in 2004 and using cash of $2.5 million in 2003. Adjustments for non-cash-related items of $9.3 million included $5.7 million related to the remeasurement of stock options related to the exchange of InterNetwork Experts, Inc. and INX options, $949,000 from depreciation and amortization, and $2.5 million from discontinued operations, net of tax.

Changes in asset and liability accounts provided $6.2 million. The most significant sources were accounts payable which increased $3.9 million from increased purchases of product for resale to our customers and reduced accounts receivable of $1.7 million, which was related primarily to collections of receivables associated with the sales to independent school districts partially offset by increased accounts receivable resulting from growth in the business.

Discontinued operations provided $412,000 in cash from the collection of accounts and notes receivable and collections of projects in process at December 31, 2004, offset in part by the operating loss incurred in 2005 from discontinued operations.

Investing Activities.  Investing activities used $5.1 million in 2005 compared to the use of $931,000 in 2004 and $957,000 in 2003. Investing activities related to cash paid for acquisitions were $4.6 million in 2005 for Network Architects and InfoGroup Northwest and $540,000 in 2003 for Digital Precision. Our investing activities related to capital expenditures in all three years were primarily related to purchases of computer equipment and software, and to a lesser degree, leasehold improvements. During the next twelve months, we do not expect to incur significant capital expenditures requiring cash, except for acquisitions, of which we cannot predict the certainty or magnitude.

Financing Activities.  Financing activities used $5.3 million compared to $14.1 million provided in 2004 and $2.1 million provided in 2003. Cash used in financing activities in 2005 were primarily due to the reduction of $5.4 million in outstanding Credit Facility borrowings. Proceeds from an offering of equity securities provided $7.5 million in 2004. Our changes in stock price resulted in stock option holders exercising stock options, which provided $209,000, $280,000, and $478,000 in 2005, 2004, and 2003, respectively.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes our current accounting under APB 25. SFAS 123(R) is effective for all annual periods beginning after June 15, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123(R) and revised the effective date to annual periods beginning after December 15, 2005.

We adopted SFAS 123(R) in the first quarter of 2006 and will continue to evaluate the impact of SFAS 123(R) on its operating results and financial condition. The pro forma information in Note 2 to the consolidated financial statements in Part II, Item 8 presents the estimated compensation charges under Statement of Financial Accounting

Standards No. 123, “Accounting for Stock-Based Compensation.” Our assessment of the estimated compensation charges is affected by the our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, our stock price volatility and employee stock option exercise behaviors. We will recognize the compensation cost for stock-based awards issued after December 31, 2005 on a straight-line basis over the requisite service period for the entire award. We will recognize compensation cost of stock-based awards issued prior to December 31, 2005 as they vest. At December 31, 2005, the unrecognized compensation related to unvested options was $837,000.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We attempt to manage our borrowings under the Castle Pines Capital Facility (“Facility”) to minimize interest expense. The interest rate of the Facility is the prime rate plus 0.5% (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”). During the year ended December 31, 2005, the interest rates of borrowings under the current Facility and prior Textron Facility ranged from 7.75% to 9.75%. A one percent change in variable interest rates will not have a material impact on our financial condition.

Item 8.	Financial Statements and Supplementary Data

INX INC.

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of INX Inc.:

We have audited the accompanying consolidated balance sheets of INX Inc. (formerly I-Sector Corporation) (a Delaware corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INX Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/  GRANT THORNTON LLP

Houston, Texas
March 13, 2006

INX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except share and par value amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$2,597	$4,975
Accounts receivable — trade, net of allowance of $161 and $601	24,903	26,590
Inventory	79	381
Other current assets	881	292
Current assets of discontinued operations	2,564	5,794

Total current assets	31,024	38,032
Property and equipment, net of accumulated depreciation of $2,344 and $1,774	2,050	1,406
Goodwill	7,121	—
Intangible assets, net of accumulated amortization of $1,007 and $630	372	374
Other assets	21	—
Noncurrent assets of discontinued operations	1,057	1,327

Total assets	$41,645	$41,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$2,707	$8,139
Accounts payable	13,825	9,950
Accrued payroll and related costs	2,216	1,660
Accrued expenses	1,480	1,540
Other current liabilities	468	—
Current liabilities of discontinued operations	2,936	3,600

Total current liabilities	23,632	24,889
Long-term debt	—	19
Long-term liabilities of discontinued operations	7	103
Minority interest	—	279
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 5,975,626 and 5,201,354 issued	60	52
Additional paid-in capital	27,546	17,513
Retained deficit	(9,600)	(1,716)

Total stockholders’ equity	18,006	15,849

Total liabilities and stockholders’ equity	$41,645	$41,139

The accompanying notes are an integral part of these consolidated financial statements

INX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except share and
	per share amounts)

Revenue:
Products	$108,857	$71,646	$45,749
Services	12,749	6,280	4,226

Total revenue	121,606	77,926	49,975

Cost of goods and services:
Products	94,002	60,802	40,060
Services	9,028	4,183	2,976

Total cost of goods and services	103,030	64,985	43,036

Gross profit	18,576	12,941	6,939
Selling, general and administrative expenses	22,759	11,268	7,210

Operating income (loss)	(4,183)	1,673	(271)
Interest and other (income) expense, net	236	96	(124)

Income (loss) from continuing operations before income taxes	(4,419)	1,577	(147)
Income tax expense	475	350	—

Income (loss) from continuing operations before minority interest	(4,894)	1,227	(147)
Minority interest	23	117	—

Net income (loss) from continuing operations	(4,917)	1,110	(147)
Income (loss) from discontinued operations, net of taxes	(2,967)	420	(1,689)

Net income (loss)	$(7,884)	$1,530	$(1,836)

Net income (loss) per share:
Basic:
Net income (loss) from continuing operations before minority interest	$(0.86)	$0.27	$(0.04)
Minority interest	—	(0.03)	—
Income (loss) from discontinued operations, net of taxes	(0.52)	0.09	(0.46)

Net income (loss) per share	$(1.38)	$0.33	$(0.50)

Diluted:
Net income (loss) from continuing operations before minority interest	$(0.86)	$0.25	$(0.04)
Minority interest	—	(0.02)	—
Income (loss) from discontinued operations, net of taxes	(0.52)	0.08	(0.46)

Net income (loss) per share	$(1.38)	$0.31	$(0.50)

Shares used in computing net income (loss) per share:
Basic	5,706,323	4,569,507	3,691,052

Diluted	5,706,323	5,004,393	3,691,052

The accompanying notes are an integral part of these consolidated financial statements

INX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	$.01 Par Value		Additional
	Common Stock		Paid-In	Treasury	Retained
	Shares	Amount	Capital	Stock	Deficit	Total
	(In thousands, except share and par value amounts)

Balance at January 1, 2003	4,441,325	$44	$10,379	$(1,373)	$(1,410)	$7,640
Issuance of options to consultants	—	—	337	—	—	337
Exercise of common stock options	321,484	4	474	—	—	478
Net loss	—	—	—	—	(1,836)	(1,836)

Balance at December 31, 2003	4,762,809	48	11,190	(1,373)	(3,246)	6,619
Revaluation of consultant options	—	—	(199)	—	—	(199)
Exercise of common stock options	100,345	—	280	—	—	280
Proceeds from offering of units, net of offering costs of $1,145	1,150,000	12	7,536	—	—	7,548
Issuance of INX common stock net of minority interest	—	—	71	—	—	71
Retirement of treasury stock	(811,800)	(8)	(1,365)	1,373	—	—
Net income	—	—	—	—	1,530	1,530

Balance at December 31, 2004	5,201,354	52	17,513	—	(1,716)	15,849
Exercise of common stock options	157,414	2	207	—	—	209
Exchange of INX and I-Sector options	—	—	5,729	—	—	5,729
Exchange of INX and I-Sector common stock	244,890	2	1,528	—	—	1,530
Issuance of shares for Network Architects acquisition	308,166	3	1,997	—	—	2,000
Issuance of shares for InfoGroup Northwest acquisition	65,102	1	512	—	—	513
Issuance of stock options	—	—	57	—	—	57
Vesting of consultant options	—	—	9	—	—	9
Repurchase and retirement of common stock	(1,300)	—	(6)	—	—	(6)
Net loss	—	—	—	—	(7,884)	(7,884)

Balance at December 31, 2005	5,975,626	$60	$27,546	$—	$(9,600)	$18,006

The accompanying notes are an integral part of these consolidated financial statements

INX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,884)	$1,530	$(1,836)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Minority interest	23	117	—
(Income) loss from discontinued operations	2,967	(420)	1,689
Tax benefit from discontinued operations	(466)	(350)	(75)
Depreciation and amortization	949	661	477
(Gain) loss on retirement of assets	26	(4)	(88)
Bad debt expense	9	70	40
Exchange of options in merger of subsidiary	5,729	—	—
Issuance of stock options	66	—	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable, net	1,678	(18,501)	(3,018)
Inventory	302	(140)	161
Other current assets	(579)	485	155
Other assets	(21)	—	6
Accounts payable	3,875	3,981	1,743
Accrued expenses	496	1,440	473
Other current liabilities	468	317	—

Net cash provided by (used in) continuing operations	7,638	(10,814)	(273)
Net operating activities from discontinued operations	412	326	(2,178)

Net cash provided by (used in) operating activities	8,050	(10,488)	(2,451)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (net of effect of acquisitions)	(476)	(846)	(372)
Proceeds of sale of fixed assets	31	4	80
Acquisition of Network Architects, Corp.	(2,300)	—	—
Acquisition of InfoGroup Northwest, Inc.	(1,900)	—	—
Acquisition of Digital Precision, Inc.	—	—	(540)
Transaction costs paid for acquisitions	(362)	—	(26)

Net cash used in investing activities of continuing operations	(5,007)	(842)	(858)
Net investing activities of discontinued operations	(77)	(89)	(99)

Net cash used in investing activities	(5,084)	(931)	(957)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	209	280	478
Proceeds from unit offering, net	—	7,548	—
Borrowings of short-term interest bearing Castle Pines Capital Credit Facility, net	2,464	—	—
Borrowings (payments) of short-term interest bearing Textron Facility, net	(8,122)	6,423	1,703
Proceeds from other short-term borrowings	370	—	—
Payments of short and long-term debt	(163)	(25)	(30)
Purchase of common stock	(6)	—	—

Net cash provided by (used in) financing activities of continuing operations	(5,248)	14,226	2,151
Net financing activities of discontinued operations	(96)	(81)	(51)

Net cash provided by (used in) in financing activities	(5,344)	14,145	2,100

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,378)	2,726	(1,308)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,975	2,249	3,557

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,597	$4,975	$2,249

The accompanying notes are an integral part of these consolidated financial statements

INX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$426	$—	$29

Cash paid (received) for income taxes	$42	$—	$(73)

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of INX minority interest:
Common stock issued	$1,530	$—	$—
Minority interest acquired	(302)	—	—
Acquisition of Network Architects, Corp.:		—	—
Fair value of assets acquired	4,300	—	—
Common stock issued	(2,000)	—	—
Acquisition of InfoGroup Northwest, Inc.:		—	—
Fair value of assets acquired	2,400	—	—
Common stock issued	(500)	—	—
Recognition of additional purchase price on Digital Precision acquisition through issuance of INX common stock	—	234	—
Recognition of minority interest for issuance of INX common stock	—	(162)	—
Revaluation of options granted consultants	—	(199)	—
Fixed assets acquired through capital lease	—	—	63
Options granted to consultants	—	—	337
Offering costs accrued	—	—	317

The accompanying notes are an integral part of these consolidated financial statements

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands, except share and per share amounts)

1.	Description of Business

INX Inc. (“INX” or the “Company”) is a provider of IP communications solutions for enterprise-class organizations based primarily on Cisco System, Inc. technology. These solutions include design, implementation and support of LAN/WAN routing and switching, IP telephony, voice over IP (“VoIP”), network security, network storage and wireless networks. Effective December 31, 2005, the Company merged its wholly owned InterNetwork Experts, Inc. subsidiary with I-Sector Corporation and changed its name from I-Sector Corporation to INX Inc.

2.	Summary of Significant Accounting Policies

Basis of Presentation — On November 3, 2005, the Company’s Board of Directors approved a plan to sell the Stratasoft and Valerent subsidiaries as further discussed in Note 4. Therefore, the Stratasoft and Valerent results of operations and cash flows have been reclassified from the Company’s results of continuing operations and cash flows for all periods presented. The assets and liabilities of Stratasoft and Valerent have been reclassified to current and noncurrent assets and liabilities of discontinued operations in the accompanying balance sheets for all periods presented. On the effective date of the classification as discontinued operations, the property and equipment and intangible assets of Stratasoft and Valerent were no longer depreciated or amortized, respectively. The Company previously reported under three segments, InterNetwork Experts, Stratasoft, and Valerent. As a result of the reclassification of Stratasoft and Valerent to discontinued operations, the Company now reports under only one segment.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of INX Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Inventory — Inventory consists primarily of Cisco network equipment, computer equipment and components and is valued at the lower of cost or market with cost determined on the first-in first-out method. Substantially all inventory is finished goods. Reserves to reduce inventory to market value are based on current inventory levels, historical usage and product life cycles.

Property and Equipment — Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to expense when incurred, while expenditures for betterments are capitalized. Disposals are removed at cost less accumulated depreciation with the resulting gain or loss reflected in operations in the year of disposal.

Goodwill — Goodwill is the excess of the purchase price over the fair values assigned to the net assets acquired in business combinations. Goodwill is not amortized, but instead is subject to periodic testing for impairment. Goodwill is tested for impairment on an annual basis and more frequently if facts and circumstances indicate goodwill carrying values exceed estimated reporting unit fair values. Goodwill is written down when impaired. Based on the impairment tests performed, there was no impairment of goodwill in 2005.

Intangible Assets — Intangible assets are being amortized over their estimated useful lives of three to five years (see Note 6).

Impairment of Long-Lived Assets — Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Income Taxes — Income taxes are accounted for under the liability method, which requires, among other things, recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and the recognition of available tax carryforwards. The

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax provision allocated to discontinued operations is based on the incremental tax effect after computing the tax provision on continuing operations.

Use of Estimates — The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from these estimates.

Revenue Recognition — INX recognizes revenue as follows:

Products Revenue.  Product shipment revenue occurs when products manufactured by other parties are purchased and resold to a customer and such products are contracted for independently of material services. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Amounts billed to customers for shipping and handling are classified as revenue.

Services Revenue.  Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which is typically one year. Other service revenue is earned from providing stand-alone services such as billings for engineering and technician time, installation and programming services, which are provided on either an hourly basis or a flat-fee basis, and the service component of maintenance and repair service ticket transactions. These services are contracted for separately from any product sale, and are generally completed in less than three months. Other service revenues are recognized when the service is performed and when collection is reasonably assured.

INX has certain fixed and flat fee services contracts that extend over three months or more, and are accounted for on the percentage of completion method of accounting. The percentage of revenue recognized in any particular period is determined on the basis of the relationship of the actual hours worked to estimated total hours to complete the contract. Revisions of the estimated hours to complete are reflected in the period in which the facts necessitating the revisions become known. When a contract indicates a loss, a provision is made for the total anticipated loss.

Custom Project Revenue.  The revenue of Stratasoft is a component of the results from discontinued operations. Stratasoft earned revenue from projects that are recognized using the percentage of completion method of accounting. The majority of Stratasoft’s revenue consists of system sales in which it bundles its proprietary software, along with third-party hardware products and material related software customization services, installation, training services, warranty services and incidental post contract support (“PCS”) together under a single contract with the customer. PCS is insignificant on such contracts for one year or less, and therefore, we have determined that the value of such PCS should not be unbundled from the project revenue as set forth in paragraph 59 of SOP 97-2. Accordingly, such PCS revenue is recognized together with the project revenue, and the estimated cost to provide the PCS is accrued. The value of the PCS is determinable within the contract, which defines the period that the PCS is granted and offers renewals at stated amounts, thereby defining the value of the PCS. The software customization, together with the hardware customization and integration, represent a significant modification, customization and/or production of the product and, therefore, the entire arrangement is required to be accounted for using the percentage of completion method of accounting pursuant to SOP 81-1. The percentage of revenue recognized in any particular period is determined principally on the basis of the relationship of the cost of work performed on the contract to estimated total costs. The percentage-of-completion method relies on estimates of total expected contract revenue and costs. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Revisions of estimates are reflected in the period in which the facts necessitating the revisions become known. When a contract indicates a loss, a provision is made for

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the total anticipated loss. Stratasoft sold $260 and $125 of software products to resellers for which the related revenue was deferred at December 31, 2005 and 2004, respectively. Revenue from sales to resellers is recognized in the accounting periods that payments from the reseller are received.

Credit Risk — The Company extends credit to its customers in the normal course of business and generally does not require collateral or other security. The Company performs ongoing credit evaluations of its customers’ financial condition and, in some instances, requires letters of credit or additional guarantees in support of contracted amounts. Earnings are charged with a provision for doubtful accounts based on a current review of the collectibility of the accounts and using a systematic approach based on historical collections and age of the amounts due. Accounts deemed uncollectible are applied against the allowance for doubtful accounts.

Vendor Incentives — INX participates in a vendor incentive program under which incentives are principally earned by sales volume, sales growth and customer satisfaction levels. The amounts earned under these programs are accrued when they are deemed probable and can be reasonably measured; otherwise, they are recorded when they are declared by the vendor or the cash is received, whichever is earlier. The incentives are recorded as a reduction of cost of goods and services. Selling, general and administrative expenses are increased for any associated commission expense and payroll tax related to the incentives. When vendor incentives are not recognized until vendor declaration or cash receipt, then their effect on cost of goods can vary significantly among quarterly and annual reporting periods. Vendor incentives have been recorded on the accrual basis beginning in December 2004. The Company recognized vendor incentives of $2,876, $3,480 and $313 in 2005, 2004 and 2003, respectively.

Advertising Costs — Advertising costs consist of print advertising and trade show materials and are expensed as incurred.

Research and Development Costs — Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.

Stock-Based Compensation — The Company has elected to account for employee stock-based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Bulletin (“APB”) No. 25 “Accounting for Stock Issued to Employees”. Under this method no compensation expense is recognized when the number of shares granted is known and the exercise price of the stock option is equal to or greater than the fair value of the common stock on the grant date. The Company recorded $57, $0, and $0 during 2005, 2004 and 2003, respectively, for stock-based compensation associated with stock options granted to employees and directors in its consolidated statement of operations. INX Inc. and its subsidiaries apply the fair value method as prescribed by SFAS No. 123, as interpreted and amended, for stock and stock options issued to non-employees and during the years ended December 31, 2005 and 2004, recorded $9 and $(174) of other additional paid in capital related to compensation to the non-employees. If compensation cost for all option issuances had been determined consistent with the fair value method, INX’s net loss and net loss per share would have increased to the pro-forma amounts indicated below.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For purposes of estimating the fair value disclosures below, the fair value of each stock option has been estimated on the grant date with a Black-Scholes option pricing model using the following weighted-average assumptions for the 2005, 2004 and 2003 periods; dividend yield of 0% for all periods; expected volatility of 63.9%, 79.8% and 85.7%, respectively; risk-free interest rate of 4.36%, 3.63% and 3.63%, respectively; and expected lives of 8.0, 8.0 and 8.4 years, respectively, from the original date of the stock option grants.

	2005	2004	2003

Basic:
Net income (loss) as reported	$(7,884)	$1,530	$(1,836)
Deduct:
Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(675)	(90)	(233)

Pro forma net income (loss)	$(8,559)	$1,440	$(2,069)

Diluted:
Net income (loss) as reported	$(7,884)	$1,530	$(1,836)
Deduct:
Adjustment for subsidiary dilution	—	(550)	(29)
Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(675)	(90)	(233)

Pro forma net income (loss)	$(8,559)	$890	$(2,098)

Earnings (loss) per share:
Basic — as reported	$(1.38)	$0.33	$(0.50)
Basic — pro forma	$(1.50)	$0.32	$(0.56)
Diluted — as reported	$(1.38)	$0.31	$(0.50)
Diluted — pro forma	$(1.50)	$0.18	$(0.57)

Earnings Per Share — Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the periods. Diluted net income per share is computed based upon the weighted- average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities using the treasury stock method (See Note 7).

Fair Value of Financial Instruments — INX’s financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable for which the carrying values approximate fair values given the short-term maturity of the instruments. The carrying value of the Company’s debt instruments approximate their fair value based on estimates of rates offered to the Company for instruments with the same maturity dates and security structures.

Recent Accounting Pronouncements — In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the Company’s current accounting under APB 25. SFAS 123(R) is effective for all annual periods beginning after June 15, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123(R) and revised the effective date to annual periods beginning after December 15, 2005.

The Company adopted SFAS 123(R) in the first quarter of 2006 and will continue to evaluate the impact of SFAS 123(R) on its operating results and financial condition. The pro forma information presented above and in Note 10 presents the estimated compensation charges under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” The Company’s assessment of the estimated compensation charges

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company’s stock price volatility and employee stock option exercise behaviors. The Company will recognize the compensation cost for stock-based awards issued after December 31, 2005 on a straight-line basis over the requisite service period for the entire award. The Company will recognize compensation cost of stock-based awards issued prior to December 31, 2005 as they vest. At December 31, 2005, the unrecognized compensation related to unvested options was $837.

In December 2004, the FASB issued Staff Position FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2), which provides guidance on accounting for the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. As a result of the sale of Stratasoft in January, 2006, the company no longer has foreign earnings to which this could apply.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 in fiscal 2006 did not have a significant impact on the Company’s consolidated balance sheet or statement of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The Company will apply the requirements of SFAS 154 on any changes in principle made on or after December 31, 2005.

EITF Issue 03-13 — In November 2004, the FASB Emerging Issues Task Force (EITF) released Issue 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.” To qualify as a discontinued operation, paragraph 42 of Statement 144 requires that the cash flows of the disposed component be eliminated from the operations of the ongoing entity and that the ongoing entity not have any significant continuing involvement in the operations of the disposed component after the disposal transaction. EITF Issue 03-13 provides guidance on how to interpret and apply the criteria in paragraph 42 of Statement 144. The Company accounted for the sale of its discontinued operations in accordance with Statement 144 and EITF Issue 03-13. The adoption of EITF Issue 03-13 on January 1, 2005 had no effect on the Company’s financial statements (financial position, net earnings, or cash flows).

Reclassifications — Certain prior period amounts in the balance sheet presented herein have been reclassified to conform to the current period presentation.

3.	Acquisitions

The Company completed two acquisitions during May and June, 2005 and an acquisition in April, 2003, as detailed below. In February 2006, the Company completed an acquisition as discussed in Note 15, Subsequent Event. The acquisitions were consummated to improve the Company’s geographical presence and enhance its technical capabilities.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

InfoGroup Northwest, Inc.

Effective June 29, 2005, the Company acquired the operations and certain assets of the InfoGroup Northwest, Inc. (“InfoGroup”) network solutions business with branches in Seattle, Washington, and Portland and Eugene, Oregon. The consideration paid at closing consisted of cash in the amount of $1,900 and common stock valued at $500. Legal, broker, and other costs of $123 were incurred in connection with the transaction, of which $12 was paid through the issuance of 1,586 shares of common stock and the remainder paid in cash. The calculation of the 63,516 shares of the Company’s common stock issued was determined by dividing $500 by the average closing price per share for the common stock as reported by AMEX for the five consecutive trading days ending June 24, 2005.

The Company will pay InfoGroup additional purchase price consideration if operating profit attributable to InfoGroup’s former Seattle, Washington, and Portland and Eugene, Oregon, branches (“Operating Profit”) during the twelve-month period ending June 30, 2006 is at least $400. 50% of such additional purchase price will be paid in cash and the remaining 50% shall be paid in the form of common stock. The additional purchase price will be $300 if Operating Profit is between $400 and $550; $500 if Operating Profit is between $550 and $650; $900 if Operating Profit is between $650 and $700 and $1,000, plus 50% of the Operating Profit in excess of $700 if Operating Profit exceeds $700. Additional purchase price consideration, if any, will be recorded as goodwill.

Digital Precision, Inc.

On April 7, 2003, InterNetwork Experts, Inc. acquired certain assets and liabilities of one of its competitors, Digital Precision, Inc. (“Digital”). The purchase price was $540 in cash and, contingent upon the retention of certain key employees, the obligation to issue 1,800,000 shares of InterNetwork Experts, Inc. common stock in April 2004. That contingency was resolved in April 2004 when InterNetwork Experts, Inc. issued 1,800,000 shares to the certain key employees, and INX recognized a minority interest of $162 in its consolidated balance sheet related to the issuance of InterNetwork Experts, Inc. common stock. No goodwill was recognized in the acquisition. The results of operations subsequent to April 2003 are included in the consolidated statement of operations. At December 31, 2004 INX recognized minority interest of $117 in its consolidated statement of operations related to

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the InterNetwork Experts, Inc. operating income subsequent to April 7, 2004 and $279 in its consolidated balance sheet.

The following table summarizes the estimated fair values, including professional fees and other related acquisition costs, at the date of acquisition. The Company obtained a third party valuation of certain tangible and intangible assets for the 2005 acquisitions.

	Network	InfoGroup	Digital
	Architects,	Northwest,	Precision,
	Corp.	Inc.	Inc.

Allocated acquisition cost:
Intangibles — customer relationships and noncompete agreements amortized over 3 years	$241	$134	$376
Inventory	—	—	101
Fixed assets	500	297	63
Security deposits	4	6	—
Transaction costs	65	123	26
Goodwill	3,555	1,963	—

Total acquisition cost	$4,365	$2,523	$566

Pro Forma Summary (Unaudited)

The following pro forma consolidated amounts give effect to the Company’s acquisition of Netarch and InfoGroup as if they had occurred January 1, 2004. The pro forma consolidated amounts presented below are based on continuing operations. The pro forma consolidated amounts are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect and should not be construed as being representative of future operating results.

	Year Ended December 31,
	2005	2004

Revenues	$135,528	$106,884

Net income (loss) from continuing operations	$(4,351)	$2,214

Net income (loss) from continuing operations:
Basic	$(0.76)	$0.45

Diluted	$(0.76)	$0.41

Weighted average shares used in calculation:
Basic	5,706,323	4,941,189

Diluted	5,706,323	5,376,075

4.	Discontinued Operations

Telecom and Computer Products Divisions

Prior to 2003, INX sold a computer products reselling business, PBX telephone systems dealer business, and the Telecom Systems division. During 2005, the Company resolved the collectibility of certain accounts receivable and revised the estimated future expenses for pending litigation relative to its discontinued Telecom and Computer Products Divisions. The impact of these changes are reflected in the gain on disposal of discontinued operations detailed below.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stratasoft and Valerent Subsidiaries

On November 3, 2005, the Company’s Board of Directors approved a plan to sell the Stratasoft and Valerent subsidiaries. This action was taken due to continuing losses at Stratasoft and the decision to build value with a focused strategy in the operations at INX. Under a Stock Purchase Agreement dated January 26, 2006, INX sold all outstanding shares of Stratasoft’s common stock for an estimated pretax gain on disposal to be recognized in the first quarter of 2006 of approximately $375. Key terms of the sale are summarized as follows:

•	All outstanding Stratasoft common stock was sold for a purchase price of $3,000, reduced by:

•	$800 placed in escrow, which is available to satisfy indemnified losses, if any, as defined in the Agreement. Funds placed in escrow are excluded from the estimated gain stated above.

•	$221 representing a preliminary net working capital adjustment, as defined. The working capital adjustment is to be finalized by March 27, 2006.

•	The Company indemnified the buyer for potential losses as defined in the Agreement to a maximum of $1,400, inclusive of amounts placed in escrow. Excess funds held in escrow will be released on January 26, 2008 unless retained in escrow for potential indemnified losses as allowed in the Agreement under certain circumstances.

•	The Company may receive additional consideration in the form of 10% of the outstanding Stratasoft common stock if revenue exceeds $10,000 for any consecutive twelve month period within two years of closing.

•	The Company may receive additional cash consideration if Stratasoft is sold by the buyer to another party for an amount in excess of $15,000.

Transaction costs of $771 are payable by the Company in connection with the transaction, including the value of warrants issued to the investment banker for the transaction for 40,000 shares of common stock at $6 per share. The warrants expire 5 years after January 26, 2005. Additional transaction costs of up to $120 are payable based on the Company’s final purchase price.

The results of operations and gain on disposal of discontinued operations are summarized below:

	Year Ended December 31,
	2005	2004	2003

Revenues:
Stratasoft	$5,277	$8,201	$7,101
Valerent	6,662	6,942	5,076

Total	$11,939	$15,143	$12,177

Income (loss) from operations of discontinued subsidiaries:
Stratasoft	$(2,734)	$(265)	$(1,360)
Valerent	(239)	279	(720)

Total	(2,973)	14	(2,080)
Gain on disposal of discontinued operations:
Telecom and Computer Products Divisions	106	57	319
Cumulative effect of change in accounting method at Stratasoft	(566)	—	—
Income tax benefit	466	349	72

Income (loss) from discontinued operations, net of taxes	$(2,967)	$420	$(1,689)

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of assets and liabilities of discontinued operations in the accompanying balance sheets are as follows:

	December 31,
	2005	2004

Current assets of discontinued operations:
Accounts receivable, net	$1,533	$2,307
Inventory	592	778
Costs and earnings in excess of billings	266	1,653
Notes receivable and other current assets	173	1,056

Total	$2,564	$5,794

Noncurrent assets of discontinued operations:
Property and equipment, net	$392	$380
Patents, net	653	739
Other noncurrent assets	12	208

Total	$1,057	$1,327

Current liabilities of discontinued operations:
Accounts payable	$620	$723
Billings in excess of costs and earnings	201	63
Accrued expenses	1,376	1,599
Deferred revenue	644	1,135
Current portion of long-term debt	95	80

Total	$2,936	$3,600

Long-term liabilities of discontinued operations:
Long-term debt	$7	$103

Prior to 2005, the discontinued Stratasoft subsidiary recognized revenue under the percentage of completion method based on the relationship of total cost incurred to total estimated cost over the duration of the project. Effective January 1, 2005, the Stratasoft segment changed its method of applying the percentage of completion accounting method to the relationship of labor cost incurred to total estimated labor cost over the duration of the project. Management believes the newly adopted method of applying the accounting principle is preferable in Stratasoft’s circumstances because using labor cost as the input measure more accurately reflects the labor intensive customization and modification that now occurs to the Stratasoft hardware and software more evenly over the duration of Stratasoft’s projects. Accordingly, the labor cost input method more appropriately measures the progress towards completion over the duration of Stratasoft’s projects.

The change in accounting method was applied by recording the cumulative effect of the change amounting to $566 in the loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2005. Had the change in accounting method not been made, net loss for the year ended December 31, 2005 would have decreased by $144 or $0.03 per share (basic and diluted). The pro forma effect has not been presented for prior periods due to the inability to accurately compute the effect of the change prior to December 31, 2004.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2005	2004

Equipment	$287	$265
Computer equipment	2,220	1,889
Furniture and fixtures	1,074	262
Leasehold improvements	708	659
Vehicles	105	105

	4,394	3,180
Accumulated depreciation and amortization	(2,344)	(1,774)

Total	$2,050	$1,406

Property and equipment are depreciated over their estimated useful lives ranging from three to ten years using the straight-line method. Depreciation expense totaled $570, $364 and $303 for 2005, 2004 and 2003, respectively.

6.	Intangible Assets

	December 31,		December 31,
	2005		2004
	Gross		Gross		Weighted
	Carrying	Accumulated	Carrying	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Years

Amortized intangible assets:
Customer lists	$1,051	$793	$836	$492	3.38
Other	328	214	168	138	4.02

Total	$1,379	$1,007	$1,004	$630

The estimated aggregate amortization expense for each of the next five years and thereafter is as follows:

2006	191
2007	125
2008	56

Total	$372

7.	Earnings Per Share

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

The potentially dilutive options of 1,154,007 and 215,395 for the years ended December 31, 2005 and 2003, respectively, were not used in the calculation of diluted earnings since the effect of potentially dilutive securities in computing a loss per share is antidilutive. For the year ended December 31, 2004 no options were excluded in the calculation of diluted earnings.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s wholly-owned subsidiary, InterNetwork Experts, Inc., had potentially dilutive options until March 2005 as discussed in Note 10. In 2003 the net loss from continuing operations for purposes of computing the earnings per share increased $29 for the assumed exercise of InterNetwork Experts, Inc. options under the treasury method, and in 2004 the net income from continuing operations for purposes of computing the earnings per share decreased $550 for the assumed exercise of InterNetwork Experts, Inc. options under the treasury method.

	December 31,
	2005	2004	2003

Numerator for basic earnings per share:
Net income (loss) from continuing operations before minority interest	$(4,894)	$1,227	$(147)
Minority interest	(23)	(117)	—
Income (loss) from discontinued operations, net of taxes	(2,967)	420	(1,689)

Net income (loss)	$(7,884)	$1,530	$(1,836)

Numerator for diluted earnings per share:
Net income (loss) from continuing operations before minority interest	$(4,894)	$1,227	$(147)
Minority interest	(23)	(117)	—
INX income attributable to potential minority interest net income (loss) from continuing operations used in computing loss per share	—	(550)	(29)

Net income (loss) from continuing operations used in computing income (loss) per share	(4,917)	560	(176)
Income (loss) from discontinued operations, net of taxes	(2,967)	420	(1,689)

Net income (loss)	$(7,884)	$980	$(1,865)

Denominator for basic earnings per share — weighted-average shares outstanding	5,706,323	4,569,507	3,691,052
Effect of dilutive securities:
Shares issuable from assumed conversion of common stock options and restricted stock	—	434,886	—

Denominator for diluted earnings per share — weighted-average shares outstanding	5,706,323	5,004,393	3,691,052

For 2004 we did not include 50,000 warrants issued in 2004 to purchase units, nor did we include 110,000 warrants issued in 2004 to purchase common stock in determination of the dilutive shares since their exercise prices exceeded the $7.65 per share price of the common stock on December 31, 2004. For 2005 we did not include 575,000 warrants issued in 2004 to purchase common stock in determination of the dilutive shares since they are antidilutive.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Notes Payable and Long-Term Debt

Notes payable and long-term debt on the accompanying balance sheets consist of the following:

	December 31,
	2005	2004

Revolving credit facility bearing interest of prime plus .5%	$2,464	$8,122
Notes payable bearing interest of 5.25% with monthly payments of $38 due July 2006	222	—
Obligation under capital lease, imputed interest of 10% maturing November 2006	21	36

Total	2,707	8,158
Less current portion	(2,707)	(8,139)

Long-term portion	$—	$19

On December 27, 2005 the Company entered into a new $40,000 senior credit facility with Castle Pines Capital LLC (“CPC”) to provide inventory financing and to fund working capital requirements. The new facility with CPC replaces the $25,000 senior credit facility with Textron Financial Corporation. Key terms of the Agreement are summarized as follows:

•	The Agreement provides a discretionary line of credit up to a maximum aggregate amount of $40,000 to purchase inventory from CPC approved vendors.

•	The Agreement provides a working capital revolving line of credit under the above line of credit with an aggregate outstanding sublimit of $10,000.

•	The working capital revolving line of credit incurs interest payable monthly at the rate of prime plus .5%.

•	The Agreement contains customary covenants regarding maintenance of insurance coverage, maintenance of and reporting collateral, and submission of financial statements. The Agreement also contains restrictive financial covenants measured as of the end of each calendar quarter covering current ratio, tangible net worth, minimum working capital, and total liabilities to tangible net worth ratio as defined.

•	The line of credit is collaterized by substantially all assets of the Company.

Inventory floor plan borrowings are reflected in accounts payable in the accompanying consolidated balance sheets, except for $2,464 and $8,122 that is interest bearing and is reflected in short term debt in the accompanying consolidated balance sheets at December 31, 2005 and December 31, 2004, respectively. Borrowings accrue interest at the prime rate (7.25% at December 31, 2005) plus 0.5% on outstanding balances that extend beyond the vendor approved free interest period. At December 31, 2005, INX was in compliance with the loan covenants effective at that date and anticipates that it will be able to comply with its loan covenants for the next twelve months. In the event INX does not maintain compliance, it would be required to seek waivers from CPC for those events, which, if not obtained, could accelerate repayment and require INX to seek other sources of finance. At December 31, 2005, INX had $12,477 outstanding on inventory floor plan finance borrowings, and the remaining credit availability was $8,240.

The weighted-average interest rate for borrowings under all credit line arrangements in effect during, 2005, 2004 and 2003 was 8.6%, 7.4% and 6.7%, respectively. Interest expense on continuing operations debt was $289, $193, and $29 for the years ended December 31, 2005, 2004, and 2003, respectively.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2005	2004	2003

Current provision:
Federal	$475	$591	$(35)
State	—	—	—

Total current provision	475	591	(35)
Deferred benefit	—	(241)	35

Total expense from continuing operations	475	350	—
Total benefit from discontinued operations	(466)	(350)	(73)

Total	$9	$—	$(73)

The total provision for income taxes for continuing operations during the years ended December 31, 2005, 2004 and 2003 varied from the U.S. federal statutory rate due to the following:

	Year Ended December 31,
	2005	2004	2003

Federal income tax at statutory rate	$(1,502)	$536	$(50)
Minority interest	1,956	40	—
Non-deductible expenses	21	20	15
Other	—	(5)	—
Valuation allowance	—	(241)	35

Total expense from continuing operations	$475	$350	$—

Net deferred tax assets computed at the statutory rate related to temporary differences were as follows:

	December 31,
	2005	2004

Net deferred tax assets (liabilities):
Accounts and notes receivable	$334	$169
Closing and severance costs	194	212
Deferred service revenue	126	—
Amortization of intangibles	—	(9)
Other	141	—
Depreciation	(148)	(27)
Net operating loss carryforward	1,494	663

Total	2,141	1,008
Less: Valuation allowance	(2,141)	(1,008)

Total	$—	$—

Due to the company’s recurring losses, a valuation allowance was established to fully offset the net deferred tax assets at December 31, 2005 and 2004.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2005, INX has a net operating loss (NOL) carryforward for federal income tax reporting purposes of approximately $4,396. A portion of the NOL is attributable to discontinued operations and the ultimate benefit to continuing operations is dependent on the manner in which the discontinued operations are disposed. Since United States tax laws limit the time during which an NOL may be applied against future taxable income and tax liabilities, INX may not be able to take full advantage of its NOL carryforward for federal income tax purposes. The carryforward will expire in 2024 if not otherwise used. A change in ownership, as defined by federal income tax regulations, could significantly limit the company’s ability to utilize its carryforward.

INX receives an income tax benefit from stock option exercises for the difference between the fair market value of the stock issued at the time of exercise and the grant price, tax effected. This benefit will be utilized to the extent that INX has tax basis income that was not offset by the remainder of the net operating loss (NOL) carryforwards. At December 31, 2005, INX has approximately $792 of remaining unused tax benefit attributable to stock option exercises which, when realized, will be recorded to additional paid-in capital.

10.	Stockholders’ Equity

Stock Option Plans

Under the 1996 Incentive Stock Plan (the “1996 Incentive Plan”) and the 1996 Non-Employee Director Stock Option Plan (the “Director Plan”) as approved by the shareholders, INX’s Compensation Committee may grant up to 417,500 shares of common stock, which have been reserved for issuance to certain employees of INX. At December 31, 2005, 5,150 shares were available for future grant under the 1996 Incentive Plan. The 1996 Incentive Plan provides for the granting of incentive awards in the form of stock options, restricted stock, phantom stock, stock bonuses and cash bonuses in accordance with the provisions of the plan. Additionally, no shares may be granted after the tenth anniversary of the 1996 Incentive Plan’s adoption. INX has reserved for issuance, under the Director Plan, 100,000 shares of common stock, subject to certain anti-dilution adjustments, of which no shares were available for future grants at December 31, 2005. The Director Plan provided for a one-time option by newly elected directors to purchase up to 5,000 common shares, after which each director was entitled to receive an option to purchase up to 5,000 common shares upon each date of re-election to INX’s Board of Directors. Options granted under the Director Plan and the 1996 Incentive Plan have an exercise price equal to the fair market value on the date of grant and generally expire ten years after the grant date.

In May 2000, INX adopted the 2000 Stock Incentive Plan (the “2000 Incentive Plan”) as approved at the annual shareholder’s meeting. At the August 20, 2003 shareholder’s meeting, the 2000 Incentive Plan was amended and restated and amendments to make it compliant with both the Sarbanes-Oxley Act of 2002 and with Section 162(m) and other sections of the Internal Revenue Code. Additionally, the plan was amended to increase the number of shares of common stock available for granting stock options to 600,000 in 2003. At the December 30, 2004 shareholder’s meeting the Plan was amended to increase the number of shares of common stock available for stock option grants to 900,000. The Plan provides for the granting of incentive awards in the form of stock-based awards and cash bonuses in accordance with the provisions of the plan. All employees, including officers, and consultants and non-employee directors are eligible to participate in the Plan. Generally, the Compensation Committee has the discretion to determine the exercise price of each stock option under the Plan, and they must be exercised within ten years of the grant date, except those classified as Incentive Stock Option (“ISO”) grants to a 10% or greater stockholder. ISO options grants to a 10% or greater stockholder must be exercised within five years of the grant date. The exercise price of each ISO option grant may not be less than 100% of the fair market value of a share of common stock on the date of grant (110% in the case of a 10% or greater stockholder). At December 31, 2005, 263,500 shares were available for future option grants under the Plan.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity of employees in all plans is summarized below:

	Year Ended December 31,
	2005			2004			2003
			Weighted			Weighted			Weighted
			Average			Average			Average
			Exercise			Exercise			Exercise
	Shares		Price	Shares		Price	Shares		Price

Options outstanding at beginning of the period		516,821	$3.70		501,966	$2.85		396,042	$1.47
Granted during the period		1,470,603	2.15		95,000	7.52		338,760	3.58
Exercised during the period		(157,414)	1.31		(58,665)	3.47		(222,736)	1.44
Canceled during the period		(21,500)	6.20		(21,480)	2.13		(10,100)	1.36

Options outstanding at end of period		1,808,510	$2.70		516,821	$3.70		501,966	$2.85

Options exercisable at end of period		1,449,177	$1.89		357,287	$2.83		259,406	$1.81

Options outstanding price range		$0.01			$0.82			$0.82
	to $	7.76		to $	8.06		to $	8.06
Weighted average fair value of options granted during the period		$2.15			$7.52			$2.55
Options weighted average remaining life		7.06 Years			7.77 Years			8.39 Years

	Employee and Director
	Outstanding
		Weighted		Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
	Shares	Life	Price	Shares	Price

$0.01 to $ .99	98,747	5.09	$.10	98,747	$.10
$1.00 to $1.99	1,052,230	6.24	1.28	1,038,997	1.28
$2.00 to $2.99	90,600	7.29	2.63	90,600	2.63
$3.00 to $3.99	—	—	—	—	—
$4.00 to $4.99	344,933	8.77	4.63	179,166	4.76
$5.00 to $7.76	222,000	9.03	7.59	41,667	7.55

Total	1,808,510	7.06	$2.70	1,449,177	$1.89

Employees affected by the sale of the Telecom Division on March 16, 2000 and of the Computer Products Division on May 19, 2000 (See Note 4) retained their respective stock option grants received prior to INX’s disposal of these divisions. In addition, certain affected employees were eligible and received stock options awards subsequent to their termination dates. The affected employees’ awards will vest or continue to vest according to the periods specified in their respective stock option agreements, generally five years, contingent upon the employment with the respective division’s acquirer.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity of options to the non-employee group is summarized below:

	Year Ended December 31,
	2005			2004			2003
			Weighted			Weighted			Weighted
			Average			Average			Average
			Exercise			Exercise			Exercise
	Shares		Price	Shares		Price	Shares		Price

Options outstanding at beginning of the period		136,100	$2.11		187,532	$1.92		168,280	$1.43
Exercised during the period		—	—		(41,680)	1.83		(98,748)	1.56
Grants during the period		—	—		—	—		118,000	2.32
Canceled during the period		—	—		(9,752)	1.54		—	—

Options outstanding at end of period		136,100	$2.11		136,100	$2.11		187,532	$1.92

Options exercisable at end of period		136,100	$2.11		136,100	$2.11		165,492	$1.62

Options outstanding price range		$1.06			$1.06			$1.06
	to $	4.14		to $	4.14		to $	4.14
Options weighted average remaining life		6.59 Years			7.59 Years			5.33 Years

	Non-Employee
	Outstanding
		Weighted		Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
	Shares	Life	Price	Shares	Price

$0.82 to $1.99	113,500	6.55	$1.82	113,500	$1.82
$2.00 to $2.99	6,600	4.33	2.25	6,600	2.25
$3.00 to $3.99	—	—	—	—	—
$4.00 to $4.99	16,000	7.76	4.14	16,000	4.14
$5.00 to $6.00	—	—	—	—	—

Total	136,100	6.59	$2.11	136,100	$2.11

Capital Stock — Holders of INX’s common stock are entitled to one vote per share on all matters to be voted on by shareholders and are entitled to receive dividends, if any, as may be declared from time to time by the Board of Directors of INX (the “Board”). Upon any liquidation or dissolution of INX, the holders of common stock are entitled, subject to any preferential rights of the holders of preferred stock, to receive a pro rata share of all of the assets remaining available for distribution to shareholders after payment of all liabilities. There are no shares of preferred stock issued or outstanding.

Common Stock Repurchase Plan — Effective November 30, 2005, the Board of Directors authorized the repurchase of up to $1,000,000 of the Company’s common stock on or before March 31, 2006. These repurchases were required to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements and other factors. The plan did not obligate the Company to purchase any particular amount of common stock, and could be suspended at any time at the Company’s discretion. As of December 31, 2005, 1,300 shares were repurchased for $6 representing an average purchase price of $4.82. The shares repurchased were retired.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Completion of Public Offering — On May 12, 2004, the Company closed a public offering of 500,000 Units. The Units began trading on May 7, 2004, on the American Stock Exchange under the symbol ISR.U. Each Unit consists of two shares of common stock and one warrant to purchase one share of common stock at a price of $12.45. The Units were offered at a public offering price of $16.60 per Unit resulting in $8,300 of proceeds less 9% underwriter discount of $747 and underwriter expenses of $9 for a net amount of $7,544 before additional offering expenses. On June 2, 2004, the underwriters exercised their option to purchase 75,000 additional Units to cover over-allotments resulting in $1,245 of proceeds less 9% underwriter discount of $112 for a net amount of $1,133 before additional offering expenses. The Company paid approximately $1,145 of additional offering expenses associated with the public offering as of December 31, 2004. Net proceeds after all discounts and expenses were approximately $7,548.

Warrants — Included in the units issued by INX on May 7, 2004 were 575,000 warrants to purchase common stock at an exercise price of $12.45 per share. These warrants are exercisable through May 7, 2009 and are subject to redemption by INX at a price of $0.25 per warrant upon 30 days notice to the holders; however, we may only redeem the warrants if the closing price for our stock, as reported on the principal exchange on which our stock trades, for any five consecutive days has equaled or exceeded $16.60.

On May 7, 2004 INX issued warrants to the underwriters to purchase up to 50,000 units at an exercise price equal to $19.92 per unit. These warrants are exercisable during the four-year period beginning May 7, 2005 which is one year from the date of the prospectus. Pursuant to NASD Rule 2710(g), these warrants cannot be sold, transferred, assigned, pledged or hypothecated by any person for a period of one year following the effective date of the offering, except to any NASD member participating in the offering, to bona fide officers, by operation of law or if we are reorganized, so long as the securities so transferred remain subject to the same transfer restriction for the remainder of the one-year period. The holder of the representative’s warrant will have, in that capacity, no voting, dividend or other stockholder rights.

In May 2004 INX issued warrants to an investor relations firm, in return for services, to purchase up to 60,000 shares of common stock at an exercise price equal to $14.00 per share. These warrants are exercisable during the 12 month period beginning May 20, 2005.

11.	Elimination of Minority Interest in InterNetwork Experts, Inc.

On March 18, 2005, the Company acquired all of the InterNetwork Experts, Inc. shares held by a minority shareholder group in exchange for 244,890 shares of INX common stock. The transaction was recorded using the purchase method of accounting, resulting in recognition of goodwill of $1,408 including transaction costs of $180, elimination of $302 in minority interests, and an increase in common stock and additional paid-in-capital of $1,530. In connection with the transaction, InterNetwork Experts, Inc. stock options were exchanged for INX stock options, requiring remeasurement of the stock options as of the date of exchange. The resulting $5,729 charge to earnings was reflected as an increase in selling, general, and administrative expenses with a corresponding increase in additional paid-in-capital and therefore had no impact on total stockholders’ equity.

12.	Major Customers

International sales were less than 1% of consolidated revenues for each of the three years ended December 31, 2005. The Company had one customer, Micro System Enterprise, Inc./Acclaim Professional Services (“MSE”), an agent related to the DISD E-Rate funded program that represented 11.2% and 19.2% of 2005 and 2004 consolidated revenue, respectively, and 11.2% of the net account receivables at December 31, 2005. Houston Independent School District represented 12.1% of total consolidated revenue during the year ended December 31, 2003.

13.	Related Party Transactions

The Company leases office space from Allstar Equities, Inc., a Texas corporation (“Equities”), a company wholly owned by the CEO. The lease has a five year term expiring January 31, 2007. Rental expense under this agreement amounted to approximately $446 in each of the three years ended December 31, 2005.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments and Contingencies

Litigation — In August 2002, Inacom Corp. (“Inacom”) filed a lawsuit in the District Court of Douglas County, Nebraska styled Inacom Corp v. I-Sector Corporation, f/k/a Allstar Systems, Inc., claiming that INX owed the sum of approximately $570 to Inacom as a result of Inacom’s termination of a Vendor Purchase Agreement between Inacom and INX. INX believes that the claim is without merit and intends to vigorously contest the demand.

INX is also party to other litigation and claims which management believes are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, INX believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

Leases — Rent expense for the years ended December 31, 2005, 2004 and 2003 totaled approximately $1,101, $787, and $530, respectively. Future minimum rental commitments on noncancellable operating leases with remaining terms in excess of one year amount to approximately $999 in 2006, $495 in 2007, $336 in 2008, $350 in 2009, and $110 in 2010.

401(k) Plan — INX maintains a 401(k) savings plan wherein it matches a portion of the employee contribution. In addition, there is a discretionary matching fund based on the net profitability of INX. All full-time employees who have completed 90 days of service with INX are eligible to participate in the plan. Declaration of the discretionary portion of the matching fund is the decision of the Board. INX has made no additional contributions to the plan for the three years ended December 31, 2005. Under the standard plan matching program, INX’s expense was $54, $39 and $31 for the years ended December 31, 2005, 2004 and 2003, respectively.

15.	Subsequent Event

Under an Asset Purchase Agreement dated February 3, 2006, the Company purchased the assets and operations of Datatran Network Systems (“DNS”). DNS is a specialized provider of network solutions serving the southern California market, currently generating annual revenues of approximately $10,000. DNS designs, implements and supports solutions based on Cisco Systems technologies with a primary focus on IP Telephony. The Company completed the acquisition simultaneously with the execution of the Asset Purchase Agreement.

The consideration paid at closing pursuant to the Asset Purchase Agreement was (a) $1,000 in cash, including $100 placed in escrow under holdback provisions defined in the Asset Purchase Agreement and (b) 71,003 shares of the Company’s Common Stock, $0.01 par value (the “Common Stock”), which amount of shares was determined by dividing $500 by the greater of (i) average closing price per share for the Common Stock as reported by AMEX for the five consecutive trading days ending prior to February 1, 2006 or (ii) $4.50.

Additional consideration is payable based on the DMS branch office revenue during the twelve-month period ending February 28, 2007. If the revenue for that period (i) equals or exceeds $9,000 but is less than $9,250, then the amount of the additional purchase consideration shall be $125, (ii) equals or exceeds $9,250 but is less than $9,500, then the amount of the additional purchase consideration shall be $250, (iii ) equals or exceeds $9,500 but is less than $10,000, then the amount of the additional purchase consideration shall be $375, (iv) equals or exceeds $10,000 then the amount of the additional purchase consideration shall be $500 or (v) is less than $9,000, then the amount of the additional purchase consideration shall be zero. At the Company’s option, 50% of such additional purchase price may be paid in the form of Common Stock.

The Company currently estimates that goodwill and intangibles will approximate $1,500. The actual values assigned will be subject to a third party valuation and subject to future refinement.

Schedule II
Valuation and Qualifying Accounts
For Each of the Three Years Ended December 31, 2005
(Amounts in Thousands)

	Balance at	Charges to				Balance at
	Beginning	Costs and			Other	End of
	of Year	Expenses	Write-offs	Recoveries	Changes	Year

Accumulated provision deducted from related assets on balance sheet
Allowance for doubtful accounts:
2003	$1,074	$41	$746	$—	$—	$369
2004	369	70	37	199	—	601
2005	601	9	449	—	—	161

Note: amounts are reported for continuing operations only.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Under the supervision and with the participation of certain members of our management, including our Chairman of the Board, Chief Executive Officer and principal financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that, our disclosure controls and procedures at December 31, 2005 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures.

During the third quarter of 2005 as reported in the Form 10-Q, Grant Thornton LLP (“Grant Thornton”), our independent accountants, and management identified and reported to the audit committee of the board of directors an internal control deficiency that Grant Thornton considers to be a material weakness under the standards established by the American Institute of Certified Public Accountants and the SEC. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The identified internal control deficiency relates to a material weakness involving the accrual of outside contractor project costs at the end of a period. Also as reported in the third quarter Form 10-Q, corrective action had been taken and the deficiency no longer exists.

In the fourth quarter of 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting, except as noted above.

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

The certifications of INX’s Principal Executive Officer and Principal Financial Officer attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning INX’s disclosure controls and procedures and internal controls over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item regarding the Company’s directors is incorporated herein by reference to the sections entitled “PROPOSAL 1 — ELECTION OF DIRECTORS”, “EXECUTIVE COMPENSATION”, and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders (“Proxy Statement”). Information regarding the Company’s executive officers is set forth in Item 4 of Part I of this Report under the caption “Executive Officers of the Registrant”.

We have adopted a code of ethics that applies to the Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions. We have also adopted a code of ethics applicable to all employees. We have posted a copy of the codes of ethics on our Internet website at Internet address:
http://www.inxi.com. Copies of the codes may be obtained free of charge from the Company’s website at the above Internet address. We intend to disclose any amendments to, or waivers from, a provision of the code of ethics that applies to the Chief Executive Officer, Chief Financial Officer or Controller by posting such information on our website at the above address.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the section entitled “EXECUTIVE COMPENSATION” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the sections entitled “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS” and “EXECUTIVE COMPENSATION” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section entitled “INDEPENDENT AUDITORS” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.  Financial Statements

The Index to Financial Statements and Financial Statement Schedule on page 43 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Financial Statement Schedule

The Index to Financial Statements and Financial Statement Schedule on page 43 is incorporated herein by reference as the list of financial statement schedules required as part of this report.

3.	Exhibits

See exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, March 24, 2006.

INX INC.
(Registrant)

By: /s/  JAMES H. LONG
James H. Long
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JAMES H. LONG James H. Long	Chief Executive Officer and Chairman of the Board of Directors	March 24, 2006

/s/ BRIAN FONTANA Brian Fontana	Vice President and Chief Financial Officer	March 24, 2006

/s/ LARRY LAWHORN Larry Lawhorn	Controller and Chief Accounting Officer	March 24, 2006

/s/ DONALD R. CHADWICK Donald R. Chadwick	Director	March 24, 2006

/s/ CARY GROSSMAN Cary Grossman	Director	March 24, 2006

/s/ JOHN B. CARTWRIGHT John B. Cartwright	Director	March 24, 2006

EXHIBIT INDEX

Exhibit
No.	Description	Filed Herewith or Incorporated by Reference From:

2.1	Asset Purchase Agreement, dated May 25, 2005, by and among Network Architects, Corp., Michael S. French, Theodore J. Bonnell, Klaus C. Mueller and I-Sector Corporation	Exhibit 2.1 to Form 8-K, Registration No. 001-31949, dated May 25, 2005
2.2	Asset Purchase Agreement, dated June 29, 2005, by and among InfoGroup Northwest, Inc., Duane Daggett and I-Sector Corporation	Exhibit 2.1 to Form 8-K, Registration No. 001-31949, dated June 30, 2005
3.1	Bylaws of the Company.	Exhibit 3.1 to Form S-1, Registration No. 333-09789, filed August 8, 1996
3.2	Certificate of Incorporation of the Company.	Exhibit 3.2 to Amendment 1 to Form S-1, Registration No. 333-09789, filed August 8, 1996
3.3	Certificate of Amendment to Certificate of Incorporation of Allstar Systems, Inc., dated June 24, 1997.	Exhibit 3.4 to Amendment 5 to Form S-1, Registration No. 333-09789, filed August 8, 1996
3.4	Certificate of Amendment to Certificate of Incorporation of Allstar Systems, Inc., dated March 5, 1999.	Exhibit 3.3 to Form 8-A, Registration No. 001-31949, filed December 29, 2003
3.5	Certificate of Amendment to Certificate of Incorporation of Allstar Systems, Inc. dated July 10, 2000.	Exhibit 3.4 to Form 8-A, Registration No. 001-31949, filed December 29, 2003
3.6	Certificate of Ownership and Merger	Exhibit 3.1 to Form 8-K, Registration No. 001-31949, dated January 6, 2006
4.1	Specimen Common Stock Certificate.	Exhibit 4.1 to Amendment 2 to Form S-1, Registration No. 333-09789, filed August 8, 1996
10.1	Form of Employment Agreement by and between the Company and certain members of management.	Exhibit 10.5 to Amendment 1 to Form S-1, Registration No. 333-09789, filed August 8, 1996
10.2	Employment Agreement by and between Stratasoft, Inc. and William R. Hennessy, dated September 7, 1995.	Exhibit 10.6 to Form S-1, Registration No. 333-09789, filed August 8, 1996
10.3	Employment Agreement by and between Allstar Systems, Inc. and James H. Long, dated August 15, 1996.	Exhibit 10.3 to Form 10-K Registration No. 001-31949, filed March 12, 2004
10.4	Amended & Restated Allstar Systems, Inc. 1996 Incentive Stock Plan, dated effective July 1, 1997.	Exhibit 10.10 to Form 10-K Registration No. 001-31949, filed March 12, 2004
10.5	Amended & Restated I-Sector Corp. Stock Incentive Plan, dated effective July 28, 2003.	Exhibit 10.11 to Form 10-K Registration No. 001-31949, filed March 12, 2004
10.6	Amended & Restated Internetwork Experts, Inc., Stock Incentive Plan dated effective August 1, 2003.	Exhibit 10.12 to Form 10-K Registration No. 001-31949, filed March 12, 2004
10.7	Lease Agreement by and between Allstar Equities, Inc. and I-Sector Corporation, dated February 1, 2002.	Exhibit 10.32 to Form 10-K, Registration No. 000-21479, filed March 28, 2002
10.8	Asset Purchase Agreement, by and between Digital Precision, Inc. and Internetwork Experts, Inc., dated April 4, 2003.	Exhibit 10.17 to Form 10-K Registration No. 001-31949, filed March 12, 2004

Exhibit
No.	Description	Filed Herewith or Incorporated by Reference From:

10.9	Lease Agreement by and between Whitehall-Midway Park North, Ltd. and Allstar Systems, Inc. dated July 31, 2000.	Exhibit 10.37 to Form 10-K, Registration No. 000-21479, filed March 24, 2001
10.10	Employment Agreement by and between I-Sector Corporation and Brian Fontana, dated December 20, 2004.	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed December 20, 2004
10.11	Confidentiality Agreement by and between I-Sector Corporation and Brian Fontana, dated December 20, 2004.	Exhibit 10.2 to Form 8-K, Registration No. 001-31949, filed December 20, 2004
10.12	First Amendment to I-Sector Corporation Incentive Plan	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated January 4, 2005
10.13	Plan and Agreement of merger among I-Sector Corporation, INX Merger Sub, Inc. and InterNetwork Experts, Inc. dated as of February 1, 2005	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated February 7, 2005
10.14	Second Amendment to I-Sector Corporation Incentive Plan, as amended and restated	Exhibit 10.2 to Form 8-K, Registration No. 001-31949, dated March 21, 2005
10.15	Employment Agreement by and between I-Sector Corporation and Larry Lawhorn dated April 5, 2005	Exhibit 10.1 to Form 10-Q, Registration No. 001-31949, dated August 15, 2005
10.16	Third Amendment to I-Sector Corporation Incentive Plan	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated May 17, 2005
10.17	Credit Agreement by and among Castle Pines Capital LLC, I-Sector Corporation, Valerent, Inc., InterNetwork Experts, Inc., and Stratasoft, Inc. dated December 27, 2005	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated December 30, 2005
10.18	Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001.	Exhibit 10.5 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.19	Amendment One, dated January 28, 2002 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.6 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.20	Amendment Two, dated November 21, 2002 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.6 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.21	Amendment Three, dated January 20, 2003 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.8 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.22	Amendment Four, dated January 16, 2004 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.9 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.23	Amendment Five, dated January 27, 2005 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Filed herewith

Exhibit
No.	Description	Filed Herewith or Incorporated by Reference From:

10.24	Amendment Six, dated April 18, 2005 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Filed herewith
10.25	Amendment Seven, dated March 2, 2006, to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Filed herewith
10.26	Amendment Eight, dated March 20, 2006, to Systems Integrator Agreement by and between Cisco Systems, Inc. and INX Inc. (formerly Internetwork Experts, Inc.), dated November 13, 2001	Filed herewith
18.1	Grant Thornton Letter Re: Change in Accounting Principle	Exhibit 18.1 to Form 10-Q, Registration No. 001-31949, dated May 16, 2005
21.1	List of Subsidiaries of the Company	Exhibit 21.1 to Form 10-K, Registration No. 000-21479, filed March 31, 2003
23.1	Consent of Grant Thornton LLP	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith
99.1	Report of Independent Certified Public Accountants	Filed herewith