Form 10-Q
period 2006-03-31
INX Inc
filed 2006-05-05
CIK 1020017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2006 to March 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant has 6,189,404 shares of common stock outstanding as of April 28, 2006.

INX Inc. and Subsidiaries
FORM 10-Q for the Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited):
INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Revenue:
Products	$26,822	$23,153
Services	3,965	1,508

Total revenue	30,787	24,661

Cost of products and services:
Products	22,404	19,816
Services	2,976	1,184

Total cost of products and services	25,380	21,000

Gross profit	5,407	3,661
Selling, general and administrative expenses	5,845	9,010

Operating loss	(438)	(5,349)
Interest and other income (expense), net	(85)	(68)

Loss from continuing operations before income taxes	(523)	(5,417)
Income tax expense	1	121

Net loss from continuing operations	(524)	(5,538)
Loss from discontinued operations, net of income taxes	(4)	(970)

Net loss	$(528)	$(6,508)

Net loss per share:
Basic:
Loss from continuing operations	$(0.09)	$(1.06)
Loss from discontinued operations, net of income taxes	—	(0.19)

Net loss per share	$(0.09)	$(1.25)

Diluted:
Loss from continuing operations	$(0.09)	$(1.06)
Loss from discontinued operations, net of income taxes	—	(0.19)

Net loss per share	$(0.09)	$(1.25)

Shares used in computing net loss per share:
Basic and diluted	6,047,840	5,210,794

The accompanying notes are an integral part of these condensed consolidated financial statements

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,915	$2,597
Accounts receivable, net of allowance of $383 and $161	27,325	24,903
Inventory	1,260	79
Other current assets	837	881
Current assets of discontinued operations	1,307	2,564

Total current assets	33,644	31,024
Property and equipment, net of accumulated depreciation of $2,516 and $2,344	2,258	2,050
Goodwill	8,602	7,121
Intangible and other assets, net of accumulated amortization of $1,103 and $1,007	298	393
Noncurrent assets of discontinued operations	106	1,057

Total assets	$44,908	$41,645

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$849	$2,707
Accounts payable	19,670	13,825
Accrued expenses	4,228	3,696
Other current liabilities	309	468
Current liabilities of discontinued operations	1,415	2,936

Total current liabilities	26,471	23,632

Long-term liabilities of discontinued operations	—	7
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 6,174,404 and 5,975,626 shares issued	62	60
Additional paid-in capital	28,503	27,546
Retained deficit	(10,128)	(9,600)

Total stockholders’ equity	18,437	18,006

Total liabilities and stockholders’ equity	$44,908	$41,645

The accompanying notes are an integral part of these condensed consolidated financial statements

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	$.01 par value		Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2005	5,975,626	$60	$27,546	$(9,600)	$18,006
Exercise of common stock options	125,670	1	255	—	256
Issuance of shares for Datatran acquisition	73,108	1	514	—	515
Share-based compensation expense related to employee stock options	—	—	60	—	60
Issuance of warrants	—	—	128	—	128
Net loss	—	—	—	(528)	(528)

Balance at March 31, 2006	6,174,404	$62	$28,503	$(10,128)	$18,437

The accompanying notes are an integral part of these condensed consolidated financial statements

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(528)	$(6,508)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss from discontinued operations	4	970
Tax benefit from discontinued operations	—	(121)
Minority interest	—	23
Depreciation and amortization	274	178
Share-based compensation expense related to employee stock options	58	—
Loss on retirement of assets	2	12
Bad debt expense	19	(74)
Exchange of options in merger of subsidiary	—	5,729
Changes in operating assets and liabilities:
Accounts receivable	(2,441)	3,284
Inventory (net of effect of acquisition)	(1,156)	283
Accounts payable	5,845	5,560
Other assets and liabilities	417	728

Net cash provided by continuing operations	2,494	10,064
Net operating activities of discontinued operations	(310)	522

Net cash provided by operating activities	2,184	10,586

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Datatran Network Systems	(1,000)	—
Transaction costs paid for acquisitions	(29)	—
Capital expenditures (net of effect of acquisitions)	(351)	(92)

Net cash used in investing activities of continuing operations	(1,380)	(92)
Net investing activities of discontinued operations:
Proceeds from sale of Stratasoft stock, net of transaction costs	1,117	—
Capital expenditures	—	(41)

Net cash used in investing activities	(263)	(133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	256	12
Net payments of short-term interest bearing credit facilities	(1,742)	(8,122)
Payments on notes payable	(116)	(3)

Net cash used in financing activities of continuing operations	(1,602)	(8,113)
Net financing activities of discontinued operations	(1)	(22)

Net cash used in financing activities	(1,603)	(8,135)

NET INCREASE IN CASH AND CASH EQUIVALENTS	318	2,318
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,597	4,975

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,915	$7,293

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$74	$219
Cash paid for income taxes	$1	$25
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of INX minority interest:
Issuance of common stock	—	$1,530
Transaction costs accrued	—	180
Minority interest acquired	—	(302)
Acquisition of Datatran Network Systems:
Fair value of assets acquired	$1,544	—
Common stock issued	(515)	—
Sale of Stratasoft — warrants issued	128	—
The accompanying notes are an integral part of these condensed consolidated financial statements

INX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Description of Business
INX Inc. (“INX” or the “Company”) is a provider of Internet Protocol (“IP”) communications solutions for enterprise-class organizations based primarily on Cisco System, Inc. (“Cisco”) technology. These solutions include design, implementation and support of LAN/WAN routing and switching, IP telephony, voice over IP (“VoIP”), network security, network storage and wireless networks. Effective December 31, 2005, the Company merged its wholly owned InterNetwork Experts, Inc. subsidiary with I-Sector Corporation and changed its name from I-Sector Corporation to INX Inc.
2. Basis of Presentation
The accompanying unaudited financial data as of March 31, 2006 and for the three-month period ended March 31, 2006 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2005 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“Annual Report”).
In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair presentation of financial position as of March 31, 2006, results of operations for the three months ended March 31, 2006 and 2005, cash flows for the three months ended March 31, 2006 and 2005, and stockholders’ equity for the three months ended March 31, 2006, have been included. The results of the interim periods are not necessarily indicative of results for the full year or any future period.
3. Share-Based Compensation
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors, including employee stock options. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has utilized the guidance of SAB 107 in its adoption of SFAS 123R.
SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the results of operations at their grant-date fair values. The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. Under this transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

Equity Compensation Plans
The Company currently grants stock options under the following equity compensation plans:
1996 Incentive Stock Plan and the 1996 Non-Employee Director Stock Option Plan — Under the 1996 Incentive Stock Plan (the “1996 Incentive Plan”) and the 1996 Non-Employee Director Stock Option Plan (the “Director Plan”) as approved by the shareholders, INX’s Compensation Committee may grant up to 417,500 shares of common stock, which have been reserved for issuance to certain employees and the directors of INX. At March 31, 2006, 5,150 shares were available for future grants under the 1996 Incentive Plan. The 1996 Incentive Plan provides for the granting of incentive awards in the form of stock options, restricted stock, phantom stock, stock bonuses and cash bonuses in accordance with the provisions of the plan. Additionally, no shares may be granted after the tenth anniversary of the 1996 Incentive Plan’s adoption. INX has reserved for issuance, under the Director Plan, 100,000 shares of common stock, subject to certain anti-dilution adjustments, of which no shares were available for future grants at March 31, 2006. The Director Plan provided for a one-time option by newly elected directors to purchase up to 5,000 common shares, after which each director was entitled to receive an option to purchase up to 5,000 common shares upon each date of re-election to INX’s Board of Directors. Options granted under the Director Plan and the 1996 Incentive Plan have an exercise price equal to the fair market value on the date of grant, are fully vested at March 31, 2006, and generally expire ten years after the grant date.
2000 Stock Incentive Plan — INX adopted the 2000 Stock Incentive Plan (the “2000 Incentive Plan”) as approved at the May 2000 annual shareholder’s meeting. At the December 30, 2004 shareholder’s meeting the 2000 Incentive Plan was amended to increase the number of shares of common stock available for stock option grants to 900,000. The 2000 Incentive Plan provides for the granting of incentive awards in the form of stock-based awards and cash bonuses in accordance with the provisions of the plan. All employees, including officers, and consultants and non-employee directors are eligible to participate in the 2000 Incentive Plan. Generally, the Compensation Committee has the discretion to determine the exercise price of each stock option under the 2000 Incentive Plan, and they expire within ten years of the grant date, except those classified as Incentive Stock Option (“ISO”) grants to a 10% or greater stockholder. ISO options grants to a 10% or greater stockholder expire within five years of the grant date. The exercise price of each ISO grant may not be less than 100% of the fair market value of a share of common stock on the date of grant (110% in the case of a 10% or greater stockholder). Options granted under the 2000 Incentive Plan are subject to either cliff or graded vesting, generally ranging from three to ten years. At March 31, 2006, 236,933 shares were available for future option grants under the 2000 Incentive Plan.
Grant-Date Fair Value
The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the first quarter of 2006 and 2005 were calculated using the following estimated weighted average assumptions:

	Three Months
	Ended March 31,
	2006	2005
Expected volatility	65.1%	78.6%
Expected term (in years)	6.5	8.0
Risk-free interest rate	4.83%	3.63%
Expected dividend yield	0%	0%
Expected volatility is based on historical volatility over the period IP communications solutions was the primary line of business of the Company. Beginning in 2006, the Company used the simplified method outlined in SAB 107 to estimate expected lives for options granted during the period. The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption. The Company has not historically issued any dividends and does not expect to in the future.
Share-Based Compensation Expense
The Company uses the straight-line attribution method to recognize expense for unvested options. The amount of share-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company will re-evaluate the forfeiture rate annually and adjust as necessary.
Share-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $60, allocated as follows:

Three Months Ended
March 31,2006
Cost of products and services — services	$14
Selling, general and administrative expenses	44

Share-based compensation from continuing operations before income taxes	58
Income tax benefit	—

Share-based compensation from continuing operations	58
Share-based compensation from discontinued operations	2

Total share-based compensation	$60

There was no share-based compensation expense related to employee stock options recognized during the three months ended March 31, 2005 except for the $5,729 expense resulting from the remeasurement of stock options exchanged as part of the elimination of the InterNetwork Experts, Inc. minority interest as discussed further in Note 8. Prior to January 1, 2006, the Company accounted for its share-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” In accordance with APB Opinion No. 25, no share-based compensation cost was reflected in the Company’s net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. Had the Company used the fair value based accounting method for share-based compensation expense prescribed by SFAS Nos. 123 and 148 for the periods ended March 31, 2005, the Company’s consolidated net loss and net loss per share would have been increased to the pro-forma amounts illustrated as follows:

Three Months Ended
March 31, 2005
Basic and diluted:
Net loss as reported	$(6,508)
Deduct: share-based employee compensation, net of related income tax effect	40

Pro forma net loss	$(6,548)

Net loss per share:
Basic — as reported	$(1.25)
Basic — pro forma	$(1.26)
Diluted — as reported	$(1.25)
Diluted — pro forma	$(1.26)
Option Activity
A summary of the activity under the Company’s stock option plans for the three-month period ended March 31, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at December 31, 2005	1,944,610	$2.66
Granted	28,367	6.10		$3
Exercised	(125,670)	2.04		$612
Canceled	(1,800)	5.26

Options outstanding March 31, 2006	1,845,507	$2.75	6.84	$6,684

Options exercisable at March 31, 2006	1,541,724	$2.12	6.40	$6,407

Options vested and options expected to vest at March 31, 2006	1,802,714	$2.70	6.79	$6,626

The total grant-date fair value of stock options that became fully vested during the three months ended March 31, 2006 was approximately $67. As of March 31, 2006, there was $783 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based awards, which is expected to be recognized over a weighted-average period of 3.6 years.
On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Since no tax benefit was recorded for share-based payment awards in the quarter ended March 31, 2006, the aforementioned provisions of SFAS 123R and the related FASB Staff Position No. FAS 123R-3 had no impact on the Condensed Consolidated Financial Statements.
4. Acquisitions
The Company completed an acquisition in February, 2006 and two acquisitions during May and June, 2005. The acquisitions were consummated to improve the Company’s geographical presence and enhance its technical capabilities.
Datatran Network Systems
Under an Asset Purchase Agreement dated February 3, 2006, the Company purchased the assets and operations of Datatran Network Systems (“DNS”). DNS is a specialized provider of network solutions serving the southern California market. DNS designs, implements and supports solutions based on Cisco technologies with a primary focus on IP Telephony. The Company completed the acquisition simultaneously with the execution of the Asset Purchase Agreement.
The consideration paid at closing pursuant to the Asset Purchase Agreement was $1,000 in cash, including $100 placed in escrow under holdback provisions defined in the Asset Purchase Agreement and 71,003 shares of the Company’s common stock valued at $500. Legal and other costs of $44 were paid in connection with the transaction, of which $29 was paid in cash and $15 was paid through the issuance of 2,105 shares of common stock. The calculation of the 71,003 shares of the Company’s common stock was determined by dividing $500 by the greater of (i) average closing price per share for the Common Stock as reported by AMEX for the five consecutive trading days ending prior to February 1, 2006 or (ii) $4.50.
Additional consideration is payable based on the DNS branch office revenue during the twelve-month period ending February 28, 2007. If the revenue for that period (i) equals or exceeds $9,000 but is less than $9,250, then the amount of the additional purchase consideration will be $125, (ii) equals or exceeds $9,250 but is less than $9,500, then the amount of the additional purchase consideration will be $250, (iii ) equals or exceeds $9,500 but is less than $10,000, then the amount of the additional purchase consideration will be $375, (iv) equals or exceeds $10,000 then the amount of the additional purchase consideration will be $500 or (v) is less than $9,000, then there will be no additional purchase consideration. At the Company’s option, 50% of any additional purchase price consideration, if any, may be paid in the form of common stock. Additional purchase price consideration, if any, will be recorded as goodwill.
Network Architects, Corp.
Effective May 26, 2005, the Company acquired the operations and certain assets of Network Architects, Corp. (“Netarch”), a data network and IP telephony systems design, installation and support business with branches in

Albuquerque, New Mexico, and El Paso, Texas. The consideration paid at closing consisted of cash in the amount of $2,000, common stock valued at $2,000, and payment of a note payable to a bank in the amount of $300. Legal and other costs of $65 were paid in cash in connection with the transaction. The calculation of the 308,166 shares of Company’s common stock issued was determined by dividing $2,000 by the average closing price per share for the Common Stock as reported by AMEX for the five consecutive trading days ending May 20, 2005.
The Company will pay Netarch additional purchase price consideration if certain financial milestones are achieved. To the extent that the operating profit attributable to Netarch’s former Albuquerque, New Mexico, and El Paso, Texas, branches (“Operating Profit”) during the twelve-month period ending May 31, 2006 is positive, the Company will pay Netarch an additional purchase price equal to 75% of Operating Profit during such period. This additional purchase price will not exceed $525, and at the Company’s option 50% of such additional purchase price may be paid in the form of common stock. In addition, the Company will issue Netarch a maximum of 75,000 shares of common stock following each of the twelve-month periods ending May 31, 2006, 2007 and 2008 if Operating Profit during such periods exceeds $600, $660, and $726, respectively. If Operating Profit is less than the applicable milestone for any of the three years, the number of shares of common stock issuable by the Company will be equal to 75,000 multiplied the percentage of actual Operating Profit during the period as compared to the applicable milestone. Additional purchase price consideration, if any, will be recorded as goodwill.
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
The Company will pay InfoGroup additional purchase price consideration if operating profit attributable to InfoGroup’s former Seattle, Washington, and Portland and Eugene, Oregon, branches (“Operating Profit”) during the twelve-month period ending June 30, 2006 is at least $400. Fifty percent of any additional purchase price will be paid in cash and the remaining 50% shall be paid in the form of common stock. The additional purchase price consideration, if any, will be $300 if Operating Profit is between $400 and $550; $500 if Operating Profit is between $550 and $650; $900 if Operating Profit is between $650 and $700 and $1,000, plus 50% of the Operating Profit in excess of $700 if Operating Profit exceeds $700. Additional purchase price consideration, if any, will be recorded as goodwill.
The following table summarizes the estimated fair values, including professional fees and other related acquisition costs, at the date of acquisition. The Company obtained a third party valuation of certain tangible and intangible assets for the Netarch and InfoGroup acquisitions. The actual values assigned to the DNS acquisition will be subject to a third party valuation and subject to future refinement. Because a full valuation of those assets and liabilities has not yet been finalized, the final allocation of the purchase price may differ from the allocation presented below.

	Datatran	Network	InfoGroup
	Network	Architects,	Northwest,
	Systems	Corp.	Inc.
Allocated acquisition cost:
Intangibles — customer relationships and noncompete agreements amortized over 3 years	$—	$241	$134
Inventory	25	—	—
Property and equipment	38	500	297
Security deposits	—	4	6
Goodwill	1,481	3,620	2,086

Total acquisition cost	$1,544	$4,365	$2,523

Pro Forma Summary (Unaudited)
The following pro forma consolidated amounts give effect to the Company’s acquisition of DNS, Netarch and InfoGroup as if they had occurred January 1, 2005. The pro forma consolidated amounts presented below are based on continuing operations. The pro forma consolidated amounts are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect and should not be construed as being representative of future operating results.

	Three Months Ended
	March 31,
	2006	2005
Revenues	$30,832	$38,806

Net loss from continuing operations	$(643)	$(5,250)

Net loss per share from continuing operations:
Basic	$(0.11)	$(0.93)

Diluted	$(0.11)	$(0.93)

Weighted average shares used in calculation:
Basic and diluted	6,074,763	5,655,584

5. Discontinued Operations
On November 3, 2005, the Company’s Board of Directors approved a plan to sell its Stratasoft and Valerent subsidiaries. This action was taken due to continuing losses at Stratasoft and the decision to build value with a focused strategy in the operations at INX. Under a Stock Purchase Agreement (“Agreement”) dated January 26, 2006, INX sold all outstanding shares of Stratasoft’s common stock for a pretax gain on disposal of $302. Key terms of the sale are summarized as follows:
•	All outstanding Stratasoft common stock was sold for a purchase price of $3,000, which has been or is subject to reduction as follows:
•	$800 placed in escrow, which is available to satisfy indemnified losses, if any, as defined in the Agreement. Funds placed in escrow are excluded from the estimated gain stated above. Approximately $100 in indemnified losses have been incurred as of March 31, 2006.

•	$221 representing a preliminary net working capital adjustment, as defined. The final working capital adjustment recorded during the three months ended March 31, 2006, resulted in the further reduction of the sale proceeds of $40.

•	The Company indemnified the buyer for potential losses as defined in the Agreement to a maximum of $1,400, inclusive of amounts placed in escrow. Excess funds held in escrow will be released on January 26, 2008 unless retained in escrow for potential indemnified losses as allowed in the Agreement under certain circumstances.
•	The Company may receive additional consideration in the form of 10% of the outstanding Stratasoft common stock if revenue exceeds $10,000 for any consecutive twelve month period within two years of closing.

•	The Company may receive additional cash consideration if Stratasoft is sold by the buyer to another party for an amount in excess of $15,000.
Transaction costs of $815 were incurred by the Company in connection with the transaction, including the $128 value of warrants issued to the investment banker for the transaction for 40,000 shares of common stock with an exercise price of $6 per share. The warrants expire 5 years after January 26, 2006. Additional transaction costs of up to $120 are payable based on the final sale price. Additional costs of $134 were recorded as a reduction of the gain on sale for space leased by INX that will not be subleased to Stratasoft in the future.

The results of operations and gain on disposal of discontinued operations are summarized below:

	Three Months Ended March 31,
	2006	2005
Revenues:
Stratasoft	$268	$1,441
Valerent	1,682	1,666

Total	$1,950	$3,107

Income (loss) from operations of discontinued subsidiaries:
Stratasoft	$(260)	$(527)
Valerent	(46)	2

Total	(306)	(525)
Gain on disposal of discontinued operations:
Stratasoft	302	—
Cumulative effect of change in accounting method at Stratasoft	—	566
Income tax benefit	—	(121)

Loss from discontinued operations, net of taxes	$(4)	$(970)

The components of assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets are as follows:

	March 31,	December 31,
	2006	2005
		(Audited)
Current assets of discontinued operations:
Accounts receivable, net	$1,271	$1,533
Inventory	36	592
Costs and earnings in excess of billings	—	266
Notes receivable and other current assets	—	173

Total	$1,307	$2,564

Noncurrent assets of discontinued operations:
Property and equipment, net	$106	$392
Patents, net	—	653
Other noncurrent assets	—	12

Total	$106	$1,057

Current liabilities of discontinued operations:
Accounts payable	$441	$620
Billings in excess of costs and earnings	—	201
Accrued expenses	940	1,376
Deferred revenue	34	644
Current portion of long-term debt	—	95

Total	$1,415	$2,936

Long-term liabilities of discontinued operations:
Long-term debt	$—	$7

6. Earnings Per Share
Basic EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive stock options and warrants less the number of treasury shares assumed to be purchased from the exercise proceeds using the average market price of the Company’s common stock for each of the periods presented.
For the three months ended March 31, 2006 and 2005, INX’s potentially dilutive options of 1,212,191 and 1,236,614, respectively, were not used in the calculation of diluted earnings since the effect of potentially dilutive securities in computing a loss per share was antidilutive. The following table presents the calculation of basic and diluted earnings per share:

	Three months ended
	March 31,
	2006	2005
Numerator for basic earnings per share:
Net loss from continuing operations	$(524)	$(5,538)
Loss on disposal of discontinued operations, net of income taxes	(4)	(970)

Net loss	$(528)	$(6,508)

Numerator for diluted earnings per share:
Net loss from continuing operations	$(524)	$(5,538)
Loss on disposal of discontinued operations, net of income taxes	(4)	(970)

Net loss	$(528)	$(6,508)

Denominator for basic earnings per share — weighted-average shares outstanding	6,047,840	5,210,794
Effect of dilutive securities — shares issuable from assumed conversion of common stock options and restricted stock	—	—

Denominator for diluted earnings per share — weighted-average shares outstanding	6,047,840	5,210,794

7. Stockholders’ Equity
Effective November 30, 2005, the Board of Directors authorized the repurchase of up to $1,000 of the Company’s common stock on or before March 31, 2006. These repurchases were required to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements and other factors. The plan did not obligate the Company to purchase any particular amount of common stock, and could be suspended at any time at the Company’s discretion. As of March 31, 2006, the expiration date of the plan, a total of 1,300 shares were repurchased for $6 at an average purchase price of $4.82 per share. The shares repurchased were retired.
8. Elimination of Minority Interest in InterNetwork Experts, Inc.
On March 18, 2005, the Company acquired all of the InterNetwork Experts, Inc. shares held by a minority shareholder group in exchange for 244,890 shares of INX common stock. The transaction was recorded using the purchase method of accounting, resulting in recognition of goodwill of $1,408 including transaction costs of $180, elimination of $302 in minority interests, and an increase in common stock and additional paid-in-capital of $1,530. In connection with the transaction, InterNetwork Experts, Inc. stock options were exchanged for INX stock options, requiring remeasurement of the stock options as of the date of exchange. The resulting $5,729 charge to earnings was reflected as an increase in selling, general, and administrative expenses for the quarter ended March 31, 2005, with a corresponding increase in additional paid-in-capital and therefore had no impact on total stockholders’ equity.
9. Commitments and Contingencies
Litigation — In August 2002, Inacom Corp. (“Inacom”) filed a lawsuit in the District Court of Douglas County, Nebraska styled Inacom Corp v. I-Sector Corporation, f/k/a Allstar Systems, Inc., claiming that INX owed the sum of approximately $570 to Inacom as a result of Inacom’s termination of a Vendor Purchase Agreement between Inacom and INX. INX believes that the claim is without merit and intends to vigorously contest the claim.
INX is also party to other litigation and claims which management believes are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, INX believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements, including the notes thereto included elsewhere in this Form 10-Q and our annual report on Form 10-K for the fiscal year ended December 31, 2005, as previously filed with the Securities and Exchange Commission. Amounts are presented in thousands except for share and per share data.

Special notice regarding forward-looking statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to future events or our future financial performance including, but not limited to, statements contained in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that any statement that is not a statement of historical fact, including but not limited to, statements which may be identified by words including, but not limited to, “anticipate,” “appear,” “believe,” “could,” “estimate,” “expect,” “hope,” “indicate,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “seek,” “should,” “will,” “would,” and other variations or negative expressions thereof, are predictions or estimations and are subject to known and unknown risks and uncertainties. Numerous factors, including factors that we have little or no control over, may affect INX’s actual results and may cause actual results to differ materially from those expressed in the forward-looking statements contained herein. In evaluating such statements, readers should consider the various factors identified in our Annual Report on Form 10-K for our fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission including the matters set forth in Item 1. — “Risks Related to Our Business,” which could cause actual events, performance or results to differ materially from those indicated by such statements.
General
We are a provider of IP communications solutions for enterprise-class organizations such as corporations, schools and federal, state and local governmental agencies. The solutions we provide are based primarily on Cisco technology and provide our customers with implementation and support services. We believe that our focus and expertise enables us to better compete in the markets we serve because we have significant experience implementing and supporting the critical technology building blocks of IP telephony systems for enterprises and we believe we are well positioned to deliver superior solutions and services to our customers.
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
We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of the following:
•	Transfer of listing from American Stock Exchange to The Nasdaq Capital Market

•	Elimination of holding company structure and sale of two subsidiaries

•	Acquisitions completed during the first quarter of 2006 and second quarter of 2005

•	Adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”)
Transfer of listing from American Stock Exchange to The Nasdaq Capital Market
On April 17, 2006 we announced that our Board of Directors has approved the decision to withdraw the listing of its common stock and warrants from the American Stock Exchange and to list its common stock and warrants on The Nasdaq Capital Market (“Nasdaq”). The listing on Nasdaq became effective April 24, 2006. We initiated the transfer to provide enhanced visibility and liquid shares with the expectation that this will ultimately lead to enhanced value for our shareholders. We cannot assure you that this expectation will occur.

Elimination of Holding Company Structure and Sale of Two Subsidiaries
On November 3, 2005, our Board of Directors approved a plan to sell its Stratasoft and Valerent subsidiaries, eliminate our holding company structure, change our corporate name and devote all of our resources to our IP communications business. Effective December 31, 2005 we merged our InterNetwork Experts, Inc. subsidiary into the parent public company and changed our corporate name to INX Inc. This action was taken due to continuing losses at Stratasoft and the decision to build stockholder value with a focused strategy in the operations at INX. Under a Stock Purchase Agreement (“Agreement”) dated January 26, 2006, we sold all outstanding shares of Stratasoft’s common stock for a pretax gain on disposal of $302. Key terms of the sale are summarized as follows:
•	All outstanding Stratasoft common stock was sold for a purchase price of $3,000, which has been or is subject to reduction as follows:
•	$800 placed in escrow, which is available to satisfy indemnified losses, if any, as defined in the Agreement. Funds placed in escrow are excluded from the estimated gain stated above. Approximately $100 in indemnified losses have been incurred as of March 31, 2006.

•	$221 representing a preliminary net working capital adjustment, as defined. The final working capital adjustment recorded during the three months ended March 31, 2006, resulted in the further reduction of the sale proceeds of $40.

•	We indemnified the buyer for potential losses as defined in the Agreement to a maximum of $1,400, inclusive of amounts placed in escrow. Excess funds held in escrow will be released on January 26, 2008 unless retained in escrow for potential indemnified losses as allowed in the Agreement under certain circumstances.
•	We may receive additional consideration in the form of 10% of the outstanding Stratasoft common stock if revenue exceeds $10,000 for any consecutive twelve month period within two years of closing.

•	We may receive additional cash consideration if Stratasoft is sold by the buyer to another party for an amount in excess of $15,000.
Transaction costs of $815 were incurred in connection with the transaction, including the $128 value of warrants issued to the investment banker for the transaction for 40,000 shares of common stock with an exercise price of $6 per share. The warrants expire 5 years after January 26, 2006. Additional transaction costs of up to $120 are payable based on the final sale price. Additional costs of $134 were recorded as a reduction of the gain on sale for space leased by us that will not be subleased to Stratasoft in the future.
Acquisitions
We completed an acquisition in February, 2006 and two acquisitions during May and June, 2005. The acquisitions were consummated to improve our geographical presence and enhance our technical capabilities.
Datatran Network Systems
Under an Asset Purchase Agreement dated February 3, 2006, we purchased the assets and operations of Datatran Network Systems (“DNS”). DNS is a specialized provider of network solutions serving the southern California market. DNS designs, implements and supports solutions based on Cisco technologies with a primary focus on IP Telephony. We completed the acquisition simultaneously with the execution of the Asset Purchase Agreement.
The consideration paid at closing pursuant to the Asset Purchase Agreement was $1,000 in cash, including $100 placed in escrow under holdback provisions defined in the Asset Purchase Agreement and 71,003 shares of the our common stock valued at $500. Legal and other costs of $44 were paid in connection with the transaction, of which $29 was paid in cash and $15 was paid through the issuance of 2,105 shares of common stock. The calculation of the 71,003 shares of our common stock was determined by dividing $500 by the greater of (i) average closing price per share for the Common Stock as reported by AMEX for the five consecutive trading days ending prior to February 1, 2006 or (ii) $4.50.
Additional consideration is payable based on the DNS branch office revenue during the twelve-month period ending February 28, 2007. If the revenue for that period (i) equals or exceeds $9,000 but is less than $9,250, then the amount of the additional purchase consideration will be $125, (ii) equals or exceeds $9,250 but is less than $9,500, then the amount of the additional purchase consideration will be $250, (iii ) equals or exceeds $9,500 but is less than $10,000, then the amount of the additional purchase consideration will be $375, (iv) equals or exceeds $10,000 then the amount of the additional purchase consideration will be $500 or (v) is less than $9,000, then there will be no additional consideration . At our option, 50% of any additional purchase price consideration may be paid in the form of common stock. Additional purchase price consideration, if any, will be recorded as goodwill.
Network Architects, Corp.
Effective May 26, 2005, we acquired the operations and certain assets of Network Architects, Corp. (“Netarch”), a data network and IP telephony systems design, installation and support business with branches in Albuquerque, New Mexico, and El Paso, Texas. The consideration paid at closing consisted of cash in the amount of $2,000, restricted common stock valued at $2,000, and payment of a note payable to a bank in the amount of $300. Legal and other costs of $65 were paid in cash in connection with the transaction. The calculation of the 308,166 shares of our common stock issued was determined by dividing $2,000 by the average closing price per share for the Common Stock as reported by AMEX for the five consecutive trading days ending May 20, 2005.
We will pay Netarch additional purchase price consideration if certain financial milestones are achieved. To the extent that the operating profit attributable to Netarch’s former Albuquerque, New Mexico, and El Paso, Texas, branches (“Operating Profit”) during the twelve-month period ending May 31, 2006 is positive, we will pay Netarch an additional purchase price equal to 75% of Operating Profit over such period. This additional purchase price will not exceed $525, and at our option 50% of such additional purchase price may be paid in the form of common stock. In addition, we will issue Netarch a maximum of 75,000 shares of common stock following each of the twelve-month periods ending May 31, 2006, 2007 and 2008 if Operating Profit during such periods exceeds $600, $660, and $726, respectively. If Operating Profit is less than the applicable milestone for any of the three years, the number of shares of common stock issuable will be equal to 75,000 multiplied the percentage of actual Operating Profit during the period as compared to the applicable milestone. Additional purchase price consideration, if any, will be recorded as goodwill.
InfoGroup Northwest, Inc.
Effective June 29, 2005, we acquired the operations and certain assets of the InfoGroup Northwest, Inc. (“InfoGroup”) network solutions business with branches in Seattle, Washington, and Portland and Eugene, Oregon. The consideration paid at closing consisted of cash in the amount of $1,900 and restricted common stock valued at $500. Legal, broker, and other costs of $123 were incurred in connection with the transaction, of which $12 was paid through the issuance of 1,586 shares of common stock and the remainder paid in cash. The calculation of the 63,516 shares of our common stock issued was determined by dividing $500 by the average closing price per share for the common stock as reported by AMEX for the five consecutive trading days ending June 24, 2005.
We will pay InfoGroup additional purchase price consideration if operating profit attributable to InfoGroup’s former Seattle, Washington, and Portland and Eugene, Oregon, branches (“Operating Profit”) during the twelve-month period ending June 30, 2006 is at least $400. Fifty percent of any additional purchase price will be paid in cash and the remaining 50% will be paid in the form of common stock. The additional purchase price consideration, if any, will be $300 if Operating Profit is between $400 and $550; $500 if Operating Profit is between $550 and $650; $900 if Operating Profit is between $650 and $700 and $1,000, plus 50% of the Operating Profit over and above $700 if Operating Profit exceeds $700. Additional purchase price consideration, if any, will be recorded as goodwill.
Adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”)
On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-

Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors, including employee stock options. SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. We have utilized the guidance of SAB 107 in the adoption of SFAS 123R.
SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the results of operations at their grant-date fair values. We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. Under this transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, our results of operations and financial position for prior periods have not been restated.
Grant-Date Fair Value
We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the first quarter of 2006 and 2005 were calculated using the following estimated weighted average assumptions:

	Three Months
	Ended March 31,
	2006	2005
Expected volatility	65.1%	78.6%
Expected term (in years)	6.5	8.0
Risk-free interest rate	4.83%	3.63%
Expected dividend yield	0%	0%
Expected volatility is based on historical volatility over the period IP communications solutions was the primary line of business of the Company. Beginning in 2006, we used the simplified method outlined in SAB 107 to estimate expected lives for options granted during the period. The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption. We have not historically issued any dividends and does not expect to in the future.
Share-Based Compensation Expense
We use the straight-line attribution method to recognize expense for unvested options. The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will re-evaluate the forfeiture rate annually and adjust as necessary.
Share-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $60, allocated as follows:

Three Months Ended March 31, 2006
Cost of products and services — services	$14
Selling, general and administrative expenses	44

Share-based compensation from continuing operations before income taxes	58
Income tax benefit	—

Share-based compensation from continuing operations	$58
Share-based compensation from discontinued operations	2

Total share-based compensation	$60

There was no share-based compensation expense related to employee stock options recognized during the three months ended March 31, 2005 except for the $5,729 expense resulting from the remeasurement of stock options exchanged as part of the elimination of the InterNetwork Experts, Inc. minority interest. Prior to January 1, 2006, we accounted for its share-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” In accordance with APB Opinion No. 25, no share-based compensation cost was reflected in our net income for grants of stock options to employees because we granted stock options with an exercise price equal to the market value of the stock on the date of grant. Had we used the fair value based accounting method for share-based compensation expense prescribed by SFAS Nos. 123 and 148 for the periods ended March 31, 2005, our consolidated net loss and net loss per share would have been increased to the pro-forma amounts illustrated as follows:

Three Months Ended March 31, 2005
Basic and diluted:
Net loss as reported	$(6,508)
Deduct: share-based employee compensation, net of related tax effect	40

Pro forma net loss	$(6,548)

Net loss per share:
Basic — as reported	$(1.25)
Basic — pro forma	$(1.26)
Diluted — as reported	$(1.25)
Diluted — pro forma	$(1.26)
Option Activity
A summary of the activity under our stock option plans for the three-month period ended March 31, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at December 31, 2005	1,944,610	$2.66
Granted	28,367	6.10		$3
Exercised	(125,670)	2.04		$612
Canceled	(1,800)	5.26

Options outstanding March 31, 2006	1,845,507	$2.75	6.84	$6,684

Options exercisable at March 31, 2006	1,541,724	$2.12	6.40	$6,407

Options vested and options expected to vest at March 31, 2006	1,802,714	$2.70	6.79	$6,626

The total grant-date fair value of stock options that became fully vested during the three months ended March 31, 2006 was approximately $67. As of March 31, 2006, there was $783 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based awards, which is expected to be recognized over a weighted-average period of 3.6 years.
On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Since no tax benefit was recorded for share-based payment awards in the quarter ended March 31, 2006, the aforementioned provisions of SFAS 123R and the related FASB Staff Position No. FAS 123R-3 had no impact on the Condensed Consolidated Financial Statements.
Results Of Operations
Period Comparisons. The following tables set forth, for the periods indicated, certain financial data derived from our condensed consolidated statements of operations. Percentages shown in the table below are percentages of total revenue, except for the products and services components of gross profit, which are percentages of the respective product and service revenue.

	Three Months Ended March 31,
	2006		2005
	Amount	%	Amount	%
Revenue:
Products	$26,822	87.1	$23,153	93.9
Services	3,965	12.9	1,508	6.1

Total revenue	30,787	100.0	24,661	100.0

Gross profit:
Products	4,418	16.5	3,337	14.4
Services	989	24.9	324	21.5

Total gross profit	5,407	17.6	3,661	14.8
Selling, general and administrative expenses	5,845	19.0	9,010	36.5

Operating loss	(438)	(1.4)	(5,349)	(21.7)
Interest and other (income) expense, net	85	0.3	68	0.3
Income tax expense	1	0.0	121	0.5

Net loss from continuing operations	(524)	(1.7)	(5,538)	(22.5)
Loss from discontinued operations, net of income taxes	(4)	(0.0)	(970)	(3.9)

Net loss	$(528)	(1.7)	$(6,508)	(26.4)

Three Months Ended March 31, 2006 Compared To the Three Months Ended March 31, 2005
Revenue. Total revenue increased by $6,126, or 24.8%, to $30,787 from $24,661. Product revenue increased $3,669, or 15.8% to $26,822 from $23,153. The increase in product revenue is primarily due to the revenue contribution from acquisitions, partially offset by the absence of DISD project revenue generated in 2005. Services revenue increased $2,457 or 162.9% to $3,965 from $1,508. The increase in services revenue is due to the revenue contribution from acquisitions and growth in the NetSurant(R) post-sale recurring support services revenue, which increased 199.2%, to $389 from $130.
Gross Profit. Total gross profit increased by $1,746, or 47.7%, to $5,407 from $3,661. Gross profit as a percentage of sales increased to 17.6% from 14.8%, primarily due to the increase in services revenue compared to product revenue, as a percentage of total revenue. Gross profit on the product sales component increased $1,081 or 32.4%, to $4,418 from $3,337 and, as a percentage of sales, to 16.5% from 14.4%. Product gross profit percentage improved due to reduced cost of sales from a Cisco rebate program and generally higher product gross profit on sales of acquired locations. Gross profit on service revenue increased $665 or 205.2% to $989 from $324 and gross profit as a percent of service revenue increased to 24.9% from 21.5%. The increase in service gross margin was the result of the margin contribution of acquisitions and higher NetSurant(R) post-sales recurring support services revenues.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $3,165, or 35.1% to $5,845 from $9,010. As a percentage of total revenue, these expenses decreased to 19.0% from 36.5%. The decrease in selling, general and administrative expenses was due to a one-time noncash charge of $5,729 recorded in March 2005 for the remeasurement of options exchanged as part of the purchase of the minority interest in the former InterNetwork Experts, Inc. subsidiary. Excluding this one-time charge, selling, general and administrative expenses represented $3,281 or 13.3% of 2005 first quarter total revenue. Partially offsetting the 2005 remeasurement charge were increased 2006 expenses for acquired locations, additional sales compensation costs on substantially higher revenues, and additional sales and administrative personnel costs from headcount increases. We expect our future selling, general and administrative expenses to continue to increase for anticipated revenue growth. However, we do expect to be able to limit the increase of selling, general and administrative expenses such that these operating expenses grow at a lesser rate than expected revenue increases because some of these expenses are relatively fixed in nature.
Operating Loss. Operating loss decreased $4,911 to a loss of $438 from a loss of $5,349, primarily due to the 2005 remeasurement of options expense which resulted in a charge of $5,729, partially offset by increased selling, general and administrative expenses in 2006.
Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $17 to an expense of $85 from an expense of $68 due to increased borrowings under the credit facility.
Loss from discontinued operations, net of tax. Loss from discontinued operations decreased by $966, to a loss of $4 from a loss of $970. The loss from discontinued operations of $4 in the first quarter of 2006 consisted of a loss from operations of $306, substantially offset by the gain on disposal of Stratasoft in January 2006 of $302. The loss from discontinued operations of $970 in the first quarter of 2005 consisted of a loss from operations of $525, cumulative effect of the change in Stratasoft’s method of applying the percentage of completion accounting method of $566, and an income tax benefit of $121.
Net loss. Net loss decreased $5,980 from a loss of $6,508 to a loss of $528, primarily due to the 2005 remeasurement of options expense of $5,729 not occurring in 2006 and reduced loss from discontinued operations of $966, partially offset by increased selling, general and administrative expenses in 2006.
Tax Loss Carryforward. Because of our prior operating losses we have accumulated a net operating loss carryforward for federal income tax purposes that, as of March 31, 2006, was approximately $2.6 million and is available to offset future federal taxable income. This carryforward expires during the period 2023 through 2025. In addition to potential expiration, there are several factors that could limit or eliminate our ability to use these carryforwards. For example, under Section 382 of the Internal Revenue Code of 1986, as amended, use of prior net operating loss carryforwards is limited after an ownership change. If we achieve sustained profitability, which may not happen, the use of net operating loss carryforwards would reduce our tax liability and increase our net income and available cash resources. When all operating loss carryforwards have been used or have expired, we would again be subject to increased tax expense and reduced earnings due to such tax expense.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are collections from our accounts receivable and our credit facility with Castle Pines Capital LLC (the “Credit Facility”). We use the Credit Facility to finance the majority of our purchases of inventory, and to provide working capital when our cash flow from operations is insufficient. Our working capital was substantially unchanged at $7,173 as of March 31, 2006 compared to $7,392 at December 31, 2005.
Accounts Receivable. The timing of our collection of accounts receivable and payments of our accounts payable is one of the principal influences on our cash flow from operations. We typically sell our products and services on short-term credit terms. We try to minimize our credit risk by performing credit checks, obtaining letters of credit in certain instances, and conducting our own collection efforts. We had accounts receivable, net of allowance for doubtful accounts, of $27,325 and $24,903 at March 31, 2006 and December 31, 2005, respectively. Accounts receivable increased primarily due to the timing of sales in the first quarter of 2006, which were heavily weighted towards the end of the quarter, compared to the fourth quarter of 2005, when the sales were more evenly weighted throughout the quarter.
Inventory. We had inventory of $1,260 and $79 at March 31, 2006 and December 31, 2005, respectively. We attempt to minimize the amount of inventory on hand to reduce the risk that the inventory will become obsolete or decline in value. As noted above, we rely principally on our Credit Facility to finance our inventory purchases. The increase in inventory at March 31, 2006 was due to inventory received in March for customer orders to be delivered in the second quarter of 2006.
Contractual Obligations
Our contractual cash obligations with terms in excess of one year consist of lease obligations, substantially all of which are for office space. All notes payable and other debt, including our Credit Facility discussed above, have remaining terms of less than one year. The following table summarizes contractual cash obligations with terms in excess of one year as of March 31, 2006:

	Payments Due by Period
		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(Dollars in thousands)
Lease obligations	$2,051	$910	$1,097	$44	$—

Contractual obligations above exclude potential future payments under acquisition agreements. The following is a summary of the potential additional purchase price consideration that may become due in the future under the 2005 and 2006 acquisition agreements:
Datatran Network Systems (“DNS”). Additional purchase price consideration is payable based on DNS branch office revenue during the twelve-month period ending February 28, 2007. If the revenue for that period (i) equals or exceeds $9,000 but is less than $9,250, then the amount of the additional purchase consideration will be $125, (ii) equals or exceeds $9,250 but is less than $9,500, then the amount of the additional purchase consideration will be $250, (iii ) equals or exceeds $9,500 but is less than $10,000, then the amount of the additional purchase consideration will be $375, (iv) equals or exceeds $10,000 then the amount of the additional purchase consideration will be $500 or (v) is less than $9,000, then there will be no additional consideration . At our option, 50% of any additional purchase price consideration may be paid in the form of common stock.
Network Architects, Corp (“Netarch”). Additional purchase price consideration is payable on operating profit attributable to Netarch’s former Albuquerque, New Mexico, and El Paso, Texas, branches during the twelve-month period ending May 31, 2006 (“Operating Profit”), equal to 75% of operating profit over such period. This additional purchase price will not exceed $525, and at our option 50% of such additional purchase price may be paid in the form of common stock. In addition, we will issue Netarch a maximum of 75,000 shares of common stock following each of the twelve-month periods ending May 31, 2006, 2007 and 2008 if Operating Profit during such periods exceeds $600, $660, and $726, respectively. If Operating Profit is less than the applicable milestone for any of the three years, the number of shares of common stock issuable will be equal to 75,000 multiplied the percentage of actual Operating Profit during the period as compared to the applicable milestone.
InfoGroup Northwest, Inc. (“InfoGroup”). We will pay InfoGroup additional purchase price consideration if operating profit attributable to InfoGroup’s former Seattle, Washington, and Portland and Eugene, Oregon, branches (“Operating Profit”) during the twelve-month period ending June 30, 2006 is at least $400. Fifty percent of any additional purchase price will be paid in cash and the remaining 50% will be paid in the form of common stock. The additional purchase price consideration, if any, will be $300 if Operating Profit is between $400 and $550; $500 if Operating Profit is between $550 and $650; $900 if Operating Profit is between $650 and $700 and $1,000, plus 50% of the Operating Profit over and above $700 if Operating Profit exceeds $700.
Additional purchase price consideration, if any, paid in either cash or stock under the above terms will be recorded as goodwill.
We do not have any material contractual purchase obligations. We purchase inventory to fulfill in-hand orders from customers and we attempt to minimize the amount of inventory on hand to reduce the risk that the inventory will become obsolete or decline in value. We are able to do this by relying on the ready availability of products from our principal suppliers.
We expect to be able to meet our contractual cash payment obligations by their due dates through cash generated from operations, augmented, if needed, by borrowings under the Credit Facility.
Credit Facility. On December 27, 2005 we entered into a new $40,000 Credit Facility with Castle Pines Capital LLC (“CPC”) to provide inventory financing and to fund working capital requirements. The new facility with CPC replaces the $25,000 senior credit facility with Textron Financial Corporation. Key terms of the agreement are summarized as follows:
•	The agreement provides a discretionary line of credit up to a maximum aggregate amount of $40,000 to purchase inventory from CPC approved vendors.

•	The agreement provides a working capital revolving line of credit under the above line of credit with an aggregate outstanding sublimit of $10,000 within the overall $40,000 limit.

•	The working capital revolving line of credit incurs interest payable monthly at the rate of prime plus 0.5%.

•	The agreement contains customary covenants regarding maintenance of insurance coverage, maintenance of and reporting collateral, and submission of financial statements. The agreement also contains restrictive financial covenants measured as of the end of each calendar quarter as detailed further below.

•	The line of credit is collateralized by substantially all of our assets.
As of March 31, 2006, borrowing capacity and availability were as follows:

Total Credit Facility	$40,000
Borrowing base limitation	(20,638)

Total borrowing capacity	19,362
Less interest-bearing borrowings	(722)
Less non-interest bearing advances included in accounts payable	(15,621)

Total unused availability	$3,019

The “unused availability” is the amount not borrowed, but eligible to be borrowed. The borrowing base restrictions generally restrict our borrowings under the Credit Facility to 85% of the eligible receivables and 100% of our floor planned inventory.
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
To the extent that we have credit availability under the Credit Facility, it provides us the ability to extend the payment terms past the Free Finance Period. Amounts extended past the Free Finance Period accrue interest and are classified as notes payable on our balance sheet. These extended payment balances under the Credit Facility accrue interest at the prime rate (7.75% at March 31, 2006) plus 0.5%.
As defined in the Credit Facility, there are restrictive covenants that are measured at each quarter and year end. These covenants require us to maintain specified levels and ratios of tangible net worth, debt to tangible net worth, working capital, and current ratio. At March 31, 2006, we were in compliance with the loan covenants, and we anticipate that we will be able to comply with the loan covenants during the next twelve months. If we violate any of the loan covenants, we would be required to seek waivers from CPC for those non-compliance events. If CPC refused to provide waivers, the amount due under the Credit Facility could be accelerated and we could be required to seek other sources of financing.
Cash Flows. During the three months ended March 31, 2006, our cash increased by $318. Operating activities provided cash of $2,184, investing activities used $263, and financing activities used $1,603.
Operating Activities. Operating activities provided $2,184 in the three months ended March 31, 2006 as compared to providing cash of $10,586 in the comparable 2005 period. Operating activities from continuing operations provided

$2,494 in the three months ended March 31, 2006 as compared to providing cash of $10,064 in the comparable 2005 period. Cash provided in the 2005 period in excess of the 2006 period was primarily from collection of receivables generated in 2004 from a school district project.
Changes in asset and liability accounts provided $2,665 in the three months ended March 31, 2006. The most significant sources of working capital related to an increase in accounts payable of $5,845, partially offset by the $2,441 increase in accounts receivable and $1,156 increase in inventory. Although overall receivables increased due to increased sales, the days in sales outstanding decreased by 7 days to 66 days at March 31, 2006 from 73 days at December 31, 2005.
Investing Activities. Investing activities used $263 in the three months ended March 31, 2006 compared to a use of $133 for the comparable period in 2005. Our 2006 investing activities consisted of the purchase of Datatran, using cash of $1,029, and capital expenditures, which used cash of $351, less cash provided by the sale of Stratasoft stock of $1,117, net of transaction costs. Capital expenditures in both years were primarily related to purchases of computer equipment and software, and to a lesser degree, leasehold improvements. During the next twelve months, we do not expect to incur significant capital expenditures requiring cash, except for acquisitions, of which we cannot predict the certainty or magnitude.
Financing Activities. Financing activities used $1,603 in the three months ended March 31, 2006 as compared to using $8,135 in the comparable period in 2005. The funds used in the three months ended March 31, 2006 were primarily to reduce debt as were the funds used in the comparable 2005 period, utilizing cash generated from collection of receivables generated in 2004 from a school district project.
Related Party Transactions
We lease office space from Allstar Equities, Inc., a Texas corporation (“Equities”), a company wholly owned by James H. Long, our Chief Executive Officer. The lease expires on January 31, 2007 and has a rental rate of $37 per month.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We incur certain market risks related to interest rate variations because we hold floating rate debt. Based upon the average amount of debt outstanding during the three months ended March 31, 2006, a one percent change in variable interest rates will not have a material impact on our financial condition.
Our business depends upon our ability to obtain an adequate supply of products and parts at competitive prices and on reasonable terms. Our suppliers are not obligated to have product on hand for timely delivery to us nor can they guarantee product availability in sufficient quantities to meet our demands. INX’s business is Cisco-centric. Any material disruption in our supply of products could have a material adverse effect on our financial condition and results of operations.
Item 4. Controls and Procedures
Under the supervision and with the participation of certain members of our management, including our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that, our disclosure controls and procedures at March 31, 2006 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the first three months of 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

We will consider further actions and continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate. Management does not expect that disclosure controls and procedures or internal controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. While management believes that its disclosure controls and procedures provide reasonable assurance that fraud can be detected and prevented, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In August 2002, Inacom Corp. (“Inacom”) filed a lawsuit in the District Court of Douglas County, Nebraska styled Inacom Corp v. I-Sector Corporation, f/k/a Allstar Systems, Inc., claiming that we owed the sum of approximately $570 to Inacom as a result of Inacom’s termination of a Vendor Purchase Agreement between Inacom and us. We believe that the claim is without merit and intend to vigorously contest the claim.
Item 6. Exhibits
See exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INX Inc.
Date: May 5, 2006	By:	/s/ BRIAN FONTANA

Brian Fontana, Vice President
and Chief Financial Officer

Index to Exhibits

Exhibit
No.	Description	Filed Herewith or Incorporated by Reference From:
2.1	Stock Purchase Agreement by and among The Resource Group International Limited and INX Inc. dated January 26, 2006	Exhibit 2.1 to Form 8-K filed January 31, 2006

3.1	Certificate of Ownership and Merger	Exhibit 3.1 to Form 8-K filed January 6, 2006

10.1	Asset Purchase Agreement by and among INX Inc., Datatran Network Systems and Mel Sarowitz dated February 3, 2006	Exhibit 1.1 to Form 8-K filed February 6, 2006

10.2	Amendment Seven, dated March 2, 2006, to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.25 to Form 10-K filed March 27, 2006

10.3	Amendment Eight, dated March 20, 2006, to Systems Integrator Agreement by and between Cisco Systems, Inc. and INX Inc. (formerly Internetwork Experts, Inc.), dated November 13, 2001	Exhibit 10.26 to Form 10-K filed March 27, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith.

32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith.