Form 10-K/A
period 2005-12-31
INX Inc
filed 2006-08-18
CIK 1020017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

INX Inc.

FORM 10-K/A
For the Year Ended December 31, 2005

EXPLANATORY NOTE

INX Inc. (“the Company”) historically reported revenues from hardware maintenance contracts on a gross basis by recording as products revenue the amount billed the customer for the hardware maintenance contract and recording as cost of products the amount charged by the third party providing the hardware maintenance contract. The Company previously believed it was a principal to the transaction and that the gross presentation was appropriate under EITF 99-19 because it has the credit risk for collection of the related accounts receivable, the obligation for payment of the contract purchase price to the third party, and latitude to set the pricing to the customer. Subsequently, the Company performed additional analyses and concluded that the third party providing service and support under the hardware maintenance contract is the primary obligor in the arrangement. Since the primary obligor under the transaction is a strong factor in the determination of principal versus agent under EITF 99-19, the Company determined that net revenue presentation is the more appropriate application of EITF 99-19. Accordingly, the Company reclassified the cost of hardware maintenance contracts from cost of product to product revenue for the years ended December 31, 2005, 2004, and 2003 in the amounts of $14,287, $6,439, and $6,380, respectively. This reclassification reduced revenue by an amount equal to the cost of sales on these contracts as compared to the previous presentation and had no effect on gross profit or net income (loss) as previously reported. The following is a summary of the restatement:

		Total Cost of
	Total Revenue	Products and Services	Gross Profit

Year Ended December 31, 2005:
As previously reported	$121,606	$103,030	$18,576
As restated	$107,319	$88,743	$18,576
Year Ended December 31, 2004:
As previously reported	$77,926	$64,985	$12,941
As restated	$71,487	$58,546	$12,941
Year Ended December 31, 2003:
As previously reported	$49,975	$43,036	$6,939
As restated	$43,595	$36,656	$6,939

This Form 10-K/A does not update any other information set forth in the original filing of our Annual Report on Form 10-K for the period ended December 31, 2005. This Form 10-K/A does not reflect any events or developments occurring subsequent to March 27, 2006.

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

We derive revenue from sales of both products and services. In 2005, 2004 and 2003, sales of products made up 88.1%, 91.2% and 90.3% of total revenue and services revenues made up 11.9%, 8.8% and 9.7% of total revenue.

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

Gross margin on product sales was 15.7%, 16.6% and 14.5% for 2005, 2004 and 2003, respectively. Product sales revenue grew 45.0%, 65.6% and 35.8%, and made up 88.1%, 91.2% and 90.3% of total revenue in 2005, 2004 and 2003, respectively.

Services

We generate services revenue by providing services to our customers. We provide two basic categories of service, implementation services such as design and implementation services, and post-sale support services. Gross margin on services revenue was 29.2%, 33.4% and 29.6% for 2005, 2004 and 2003, respectively. Services revenue grew 103.0%, 48.6% and 141.8%, and made up 11.9%, 8.8% and 9.7% of total revenue in 2005, 2004 and 2003, respectively.

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

We had one customer that represented 10% or more of our revenue for each of the years ended December 31, 2005 and 2004. This customer, Micro System Enterprise, Inc./Acclaim Professional Services (“MSE”), an agent related to the Dallas Independent School District E-Rate funded program, represented approximately 12.8% and 20.9% of our consolidated revenue for the years ended December 31, 2005 and 2004 respectively, and represented approximately 11.2% of our consolidated net accounts receivable at December 31, 2005. Houston Independent School District represented 13.9% of total consolidated revenue during the year ended December 31, 2003.

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

Our annual and quarterly gross profits and gross margins on product sales are materially affected by Cisco product pricing and incentive programs. These incentive programs currently enable us to qualify for cash rebates or product pricing discounts and are generally earned based on sales volumes of particular Cisco products and customer satisfaction levels. We recognized vendor incentives as a reduction of a cost of sales amounting to $2,876,000, $3,480,000 and $313,000 in 2005, 2004 and 2003, respectively, representing 2.7%, 4.9%, and 0.7% of total revenues. From time to time Cisco changes the criteria upon which qualification for these incentives are based and there is no assurance that we will continue to meet the program qualifications. Cisco is under no obligation to continue these incentive programs.

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

	Year Ended December 31,
	2005(2)	2004	2003(2)	2002	2001
	(Dollars in thousands, except per share data)

Operating Data(1):
Revenue(5):
Products, as restated	$94,570	$65,207	$39,369	$25,972	$7,443
Services	12,749	6,280	4,226	1,748	1,922

Total, as restated	$107,319	$71,487	$43,595	$27,720	$9,365
Net income (loss) from continuing operations	$(4,917)	$1,110	$(147)	$528	$(3,068)
Net income (loss) per share from continuing operations:
Basic	$(0.86)	$0.24	$(0.04)	$0.14	$(0.78)
Diluted	$(0.86)	$0.23	$(0.04)	$0.14	$(0.78)
Income (loss) from operations discontinued prior to 2005(3)	$70	$38	$210	$262	$170
Income (loss) from operations discontinued in 2005	$(3,037)	$382	$(1,899)	$(1,174)	$(807)
Net income (loss)	$(7,884)	$1,530	$(1,836)	$(384)	$(3,705)
Balance Sheet Data:
Total assets	$41,645	$41,139	$19,207	$15,751	$13,548
Interest bearing borrowings under Credit Facility	2,464	8,122	1,688	—	—
Long-term debt (including current portion) from continuing operations	243	36	72	24	35

(1)	Reflects reclassification of Stratasoft and Valerent subsidiaries to discontinued operations for all periods presented as discussed further in Note 4 to consolidated financial statements in Part II, Item 8.

(2)	2005 includes the effect of the Network Architects and InfoGroup Northwest acquisitions and 2003 includes the effect of the Digital Precision acquisition as discussed further in Note 3 to consolidated financial statements in Part II, Item 8.

(3)	The Computer Products and Telecom divisions were discontinued in 2000 as discussed further in Note 4 to consolidated financial statements in Part II, Item 8.

(4)	No cash dividends were declared or paid during the five years ended December 31, 2005.

(5)	Reflects restatement of hardware maintenance contract revenue from gross to net presentation as further discussed in Note 16 to consolidated financial statements in Part II, Item 8.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We derive revenue from sales of both products and services. Services revenue has recently grown more rapidly than product sales recently. In 2005, 2004 and 2003, sales of products made up 88.1%, 91.2% and 90.3% of total revenue and services revenues made up 11.9%, 8.8% and 9.7% of total revenue.

We have only recently begun to produce operating profits and a key component of our long-term operating strategies is to improve operating profitability. Our gross profit margin on product sales is lower than our gross margin on service revenues. Our gross margin on product sales was 15.7%, 16.6% and 14.5% for 2005, 2004 and 2003, respectively, and our gross margin on service revenue was 29.2%, 33.4% and 29.6% for those same periods. The market for the products we sell is competitive, and we compete with other suppliers for our customers’ business. The principal factors that determine gross margin on product sales include:

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

During 2005, 2004 and 2003, 88.1%, 91.2% and 90.3% of our revenue was attributable to product sales, while 11.9%, 8.8% and 9.7% was attributable to services revenues. The gross profit margins on our services revenues have been substantially higher than those for product sales. In 2005, 2004 and 2003, for example, the gross profit margin on sales of products was 15.7%, 16.6% and 14.5%, while the gross profit margin on services revenues for those same periods was 29.2%, 33.4% and 29.6%. We hope to be able to increase revenue from services at a more rapid rate than increases in our product sales revenue. We believe this is possible if we are successful in marketing our NetSurant® support services, which generate recurring services revenues. If we are successful at growing our service revenues at a more rapid rate than our product sales revenues our overall gross margin on total revenue should improve. The success of this aspect of our strategy depends in part on our ability to attract and retain highly skilled and experienced engineering employees and the acceptance by the market of our NetSurantsupport services offering.

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

Period Comparisons.  The following tables set forth, for the periods indicated, certain financial data derived from our consolidated statements of operations. Percentages shown in the table below are percentages of total revenue, except for the product and service components of cost of goods sold and gross profit, which are percentages of product and service revenue, respectively. As more fully described in Note 16 of Notes to Condensed Consolidated Financials Statements, we reclassified the cost of hardware maintenance contracts from cost of product to product revenue for the years ended December 31, 2005, 2004, and 2003 in the amounts of $14,287, $6,439, and $6,380, respectively. This reclassification represents a change from gross to net reporting of hardware maintenance contract sales under EITF 99-19. This resulted in a reduction of revenue by an amount equal to the cost of sales on these contracts as compared to the previous presentation. There was no effect on gross profit or net income (loss) as previously reported.

	Year Ended December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
			(Dollars in thousands)
			(As Restated, Note 16)

Revenue:
Products	$94,570	88.1	$65,207	91.2	$39,369	90.3
Services	12,749	11.9	6,280	8.8	4,226	9.7

Total revenue	107,319	100.0	71,487	100.0	43,595	100.0

Gross profit:
Products	14,855	15.7	10,844	16.6	5,689	14.5
Services	3,721	29.2	2,097	33.4	1,250	29.6

Total gross profit	18,576	17.3	12,941	18.1	6,939	15.9
Selling, general and administrative expenses	22,759	21.2	11,268	15.8	7,210	16.5

Operating income (loss)	(4,183)	(3.9)	1,673	2.3	(271)	(.6)
Interest and other (income) expense, net	236	0.2	96	0.1	(124)	(.3)
Income tax expense	475	.4	350	.5	—	0.0
Minority interest	23	0.0	117	.1	—	0.0

Net income (loss) from continuing operations	(4,917)	(4.5)	1,110	1.6	(147)	(0.3)
Income (loss) from discontinued operations, net of taxes	(2,967)	(2.8)	420	.5	(1,689)	(3.9)

Net income (loss)	$(7,884)	(7.3)	$1,530	2.1	$(1,836)	(4.2)

Year Ended December 31, 2004 Compared to Year Ended December 31, 2005

Total Revenue.  Our total revenue increased by $35.9 million, or 50.1%, from $71.4 million to $107.3 million. Of the increase, $9.6 million was attributed to the Network Architects acquisition, $7.5 million to the InfoGroup Northwest acquisition, $12.1 million to a large project for Austin Independent School District, and $7.6 million to a large project for CenterPoint Energy. The remainder of the increase was due to continuing growth in sales to school districts and growth in service revenue. The sales to the school districts are one-time competitive bid events fostered by the E-Rate programs that provide schools with 90% of their funding for Internet related expenditures, and there can be no assurance as to the level of revenue provided, if any, in future periods from school districts.

Gross Profit.  Our total gross profit increased by $5.7 million, or 43.5%, from $12.9 million to $18.6 million. Overall gross margin decreased from 18.1% to 17.3%. Gross profit on product sales increased $4.0 million, or

37.0%, from $10.9 million to $14.9 million due to increased product sales revenue. Product gross margin decreased from 16.6% to 15.7% primarily due to lower vendor rebates in 2005 due to the initial recognition of vendor rebates on the accrual basis beginning in 2004 as discussed further above. Gross profit on the service component increased $1.6 million, from $2.1 million to $3.7 million, and service gross margin decreased from 33.4% to 29.2%, primarily as a result of lower service margins in acquired locations.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $11.5 million, or 102.0%, from $11.3 million to $22.8 million. As a percentage of total revenue, these expenses increased from 15.8% to 21.2%. These expenses were primarily increased by the following:

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

Year Ended December 31, 2003 Compared to Year Ended December 31, 2004

Total Revenue.  Our total revenue increased by $27.9 million, or 64%, from $43.6 million to $71.5 million. Of the increase, $11.2 million was attributed to our office in Austin that resulted from our acquisition of Digital Precision in April 2003, $4.6 million was attributed to government sector sales and $14.8 million was attributed to the large project for the DISD. These increases were partially offset by revenue decreases of $1.2 million in our Houston operation and $1.5 million in our Dallas operation (excluding the DISD project). Our revenue grew rapidly primarily due to large sales to school districts totaling $22.2 million. The sales to the school districts are one-time competitive bid events fostered by the E-Rate programs that provide schools with 90% of their funding for internet related expenditures, and there can be no assurance as to the level of revenue provided, if any, in future periods from school districts.

Gross Profit.  Our total gross profit increased by $6.0 million, or 86.5%, from $6.9 million to $12.9 million. Gross margin increased from 15.9% to 18.1%. Gross profit on product sales increased $5.2 million, or 90.6%, from $5.7 million to $10.9 million due to increased product sales revenue and lower product cost, reflecting increased vendor rebates. Gross profit on the service component increased $847,000, from $1.3 million to $2.1 million, and service gross margin improved from 29.6% to 33.4%, as a result of significantly increased service revenue of $2.1 million and improved utilization of technical personnel.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $4.1 million, or 56.3%, from $7.2 million to $11.3 million. As a percentage of total revenue, these expenses increased from 16.5% to 15.8%. These expenses were primarily increased by the following:

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

	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except share and per share amounts)

Revenue:
Product, as restated	$20,331	$28,922	$25,543	$19,774	$16,028	$25,406	$15,131	$8,642
Service	4,178	4,241	2,822	1,508	2,226	1,516	1,625	913

Total revenue, as restated	$24,509	$33,163	$28,365	$21,282	$18,254	$26,922	$16,756	$9,555

Gross profit:
Product	$3,932	$4,106	$3,480	$3,337	$3,323	$3,928	$1,914	$1,679
Service	1,072	1,349	976	324	876	417	480	324

Total gross profit	5,004	5,455	4,456	3,661	4,199	4,345	2,394	2,003
Selling, general and administrative expenses	5,160	4,545	4,044	9,010	3,045	3,515	2,619	2,089

Operating income (loss)	$(156)	$910	$412	$(5,349)	$1,154	$830	$(225)	$(86)

Income (loss) from continuing operations	(91)	466	246	(5,538)	748	611	(199)	(50)
Income (loss) from discontinued operations	(632)	(701)	(664)	(970)	74	7	250	89

Net income (loss)	$(723)	$(235)	$(418)	$(6,508)	$822	$618	$51	$39

Income (loss) from continuing operations per share:
Basic	$(0.02)	$0.08	$0.04	$(1.06)	$0.14	$0.12	$(0.04)	$(0.01)
Diluted	$(0.02)	$0.08	$0.04	$(1.06)	$0.13	$0.11	$(0.04)	$(0.01)
Net income (loss) per share:
Basic	$(0.12)	$(0.04)	$(0.07)	$(1.25)	$0.16	$0.12	$0.01	$0.01
Diluted	$(0.12)	$(0.04)	$(0.07)	$(1.25)	$0.15	$0.11	$0.01	$0.01

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

The quarter ended September 30, 2004, saw unusually strong revenue, due to large E-Rate funded projects related to the DISD and other school projects. For the fourth quarter ended December 31, 2004, our revenue decreased sequentially as compared to the exceptionally strong third quarter because of the delayed shipments pending resolution of the E-Rate funded payment delays, but the fourth quarter revenue increased 70.3% as compared to the fourth quarter of 2003.

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

The following table reconciles amount previously reported to the amounts reported at the beginning of this section:

	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except share and per share amounts)

Reconciliation to previously reported revenue:
Total revenue as originally reported	$29,659	$39,157	$34,348	$27,768	$24,295	$32,612	$21,887	$14,275
Less restatement of hardware maintenance contract revenue from gross to net presentation	(5,150)	(3,306)	(2,452)	(3,379)	(2,024)	(1,773)	(1,223)	(1,419)
Less Stratasoft and Valerent revenue reclassified to discontinued operations	—	(2,688)	(3,531)	(3,107)	(4,017)	(3,917)	(3,908)	(3,301)

Total revenue as reported above	$24,509	$33,163	$28,365	$21,282	$18,254	$26,922	$16,756	$9,555

Reconciliation to previously reported gross profit:
Total gross profit as originally reported		$6,301	$5,860	$4,912	$6,008	$6,109	$4,299	$3,536
Less Stratasoft and Valerent gross profit reclassified to discontinued operations		(846)	(1,404)	(1,251)	(1,809)	(1,764)	(1,905)	(1,533)

Total gross profit as reported above		$5,455	$4,456	$3,661	$4,199	$4,345	$2,394	$2,003

	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except share and per share amounts)

Reconciliation to previously reported selling, general and administrative expense:
Total SG&A expense as originally reported		$6,321	$6,347	$10,784	$5,063	$5,456	$4,236	$3,499
Less Stratasoft and Valerent SG&A expense reclassified to discontinued operations		(1,776)	(2,303)	(1,774)	(2,018)	(1,941)	(1,617)	(1,410)

Total SG&A expense as reported above		$4,545	$4,044	$9,010	$3,045	$3,515	$2,619	$2,089

Reconciliation to previously reported operating income (loss):
Total operating income (loss) as originally reported		$(20)	$(487)	$(5,872)	$945	$653	$63	$37
Less Stratasoft and Valerent operating income (loss) reclassified to discontinued operations		930	899	523	209	177	(288)	(123)

Total operating income (loss) as reported above		$910	$412	$(5,349)	$1,154	$830	$(225)	$(86)

Reconciliation to previously reported net income (loss) from continuing operations:
Net income (loss) from continuing operations as originally reported		$(229)	$(482)	$(5,942)	$785	$618	$38	$51
Less Stratasoft and Valerent net (income) loss reclassified to discontinued operations		695	728	404	(37)	(7)	(237)	(101)

Net income (loss) from continuing operations as reported above		$466	$246	$(5,538)	$748	$611	$(199)	$(50)

Reconciliation to previously reported net income (loss) from discontinued operations:
Income (loss) from discontinued operations as originally reported		$(6)	$64	$—	$37	$—	$13	$(12)
Less Stratasoft change in accounting method reclassified to discontinued operations		—	—	(566)	—	—	—	—
Less Stratasoft and Valerent net (income) loss reclassified to discontinued operations		(695)	(728)	(404)	37	7	237	101

Net income (loss) from discontinued operations as reported above		$(701)	$(664)	$(970)	$74	$7	$250	$89

Restatement

We historically reported revenues from hardware maintenance contracts on a gross basis by recording as products revenue the amount billed the customer for the hardware maintenance contract and recording as cost of products the amount charged by the third party providing the hardware maintenance contract. We previously believed we were a principal to the transaction and that the gross presentation was appropriate under EITF 99-19 because it has the credit risk for collection of the related accounts receivable, the obligation for payment of the contract purchase price to the third party, and latitude to set the pricing to the customer. Subsequently, we performed additional analysis and concluded that the third party providing service and support under the hardware maintenance contract is the primary obligor in the arrangement. Since the primary obligor under a transaction is a strong factor in the determination of principal versus agent under EITF 99-19, we determined that net revenue presentation is the more appropriate application of EITF 99-19. Accordingly, we reclassified the cost of hardware maintenance contracts from cost of product to product revenue for the years ended December 31, 2005, 2004, and 2003 in the amounts of $14,287, $6,439, and $6,380, respectively. This reclassification reduced revenue by an amount equal to the cost of sales on these contracts as compared to the previous presentation and had no effect on gross profit or net income (loss) as previously reported. The following is a summary of the restatement:

		Total Cost of
	Total Revenue	Products and Services	Gross Profit

Year Ended December 31, 2005:
As previously reported	$121,606	$103,030	$18,576
As restated	$107,319	$88,743	$18,576
Year Ended December 31, 2004:
As previously reported	$77,926	$64,985	$12,941
As restated	$71,487	$58,546	$12,941
Year Ended December 31, 2003:
As previously reported	$49,975	$43,036	$6,939
As restated	$43,595	$36,656	$6,939

Critical Accounting Policies

Revenue Recognition

We have a number of different revenue sources for which revenue is recognized differently based on the following policies:

Products revenue occurs when products manufactured or otherwise provided by other parties are purchased and resold to a customer and product payment is not contingent upon performance of installation or service obligations. If product acceptance and payment are contingent on installation or service obligations as specified in the customer contract, revenue is not recognized until installation occurs. Revenue is recognized from the sales of hardware when the rights and risks of ownership have passed to the customer and upon shipment or receipt by the customer, depending on the terms of the sales contract with the customer. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Amounts billed to customers for shipping and handling are classified as revenue.

The Company sells hardware maintenance contracts that are serviced and supported solely by a third party, who is the primary obligor of these contracts. There are multiple factors under EITF 99-19, but the primary obligor is a strong factor in determining whether the Company acts as a principal or agent and whether gross or net revenue presentation is appropriate. As the Company has concluded that it is more of an agent in the sale of hardware maintenance contract, revenue is reported by the Company net of the cost of the hardware maintenance contract from the third party.

For arrangements where the customer agrees to purchase products but we retain possession until the customer requests shipment, or “bill and hold” arrangements, revenue is not recognized until delivery to the customer has occurred and all other revenue recognition criteria have been met.

Software is accounted for in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. Revenue from the sales of software not requiring significant modification or customization is recognized upon delivery or installation. Installation services for third party software do not include significant alterations to its features or functionality. Third party software vendors provide all post-contract support for software sold by the Company. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured.

Technical support services revenue, consisting of remote monitoring and management of customers’ IP telephony and network infrastructure equipment and applications, is deferred and recognized ratably over the term of the underlying customer contract.

Revenue for fixed and flat fee services contracts related to customized network and IP telephony solutions are recognized under a proportional performance model utilizing an input based approach (labor hours). The Company’s contracts function similar to a time and materials type contract and generally do not specify or quantify interim deliverables or milestones. Such service contracts encompass the design and installation of IP telephony and computer networks under which customers receive the benefit of services provided over the period of contract performance.

Other service revenue is earned from providing stand-alone services such as billings for engineering and technician time, installation and programming services, which are provided on either an hourly basis or a flat-fee basis, and the service component of maintenance and repair service ticket transactions. These services are contracted for separately from any product sale. Other service revenues are recognized when the service is performed and when collection is reasonably assured. Revenue arrangements generally do not include specific customer acceptance criteria. In instances where final acceptance of the system or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met.

Arrangements with multiple deliverables are arrangements under which a combination of products and services are provided to customers. Such arrangements are evaluated under Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, which addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The application of the appropriate accounting guidance requires judgment and is dependent upon the specific transaction and whether the sale includes hardware, software, services or a combination of these items.

The Company enters into product and service contracts for customers that are generally considered a single arrangement and which include separate units of accounting for product and for service. Product primarily consists of IP telephony and computer network infrastructure components and third party software. Service encompasses the design and installation of IP telephony and computer networks and installation of third party software. Installation services for third party software do not include significant alterations to its features or functionality. All products and services are regularly sold separately. For products and services sold in a single arrangement, the product is typically delivered first and the related services are completed within four to six weeks. Product is shipped, billed, and recognized as revenue independent of services because:

•	The customer is required to pay the product billing in its entirety independent of any services performed.

•	The product has value to the customer on a stand alone basis and pricing is comparable whether sold with or without services.

•	The product is standard equipment not significantly altered by installation.

•	Installation of the product can be performed by many other companies.

•	Although there is a general right of return relative to delivered product, delivery of the undelivered items is considered probable and is substantially in the control of the Company.

The Company recognizes revenue for multiple element arrangements based on the relative fair value of the separate elements. Comparable products and services are sold on a stand alone basis and under multiple element arrangements at the same prices. Accordingly, contract-based pricing is vendor-specific objective evidence under EITF 00-21. Customers are not required to and frequently do not select the same vendor for product and service. The customers’ decision does not impact the pricing of the portion of the bid selected.

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. Determination that the fee is fixed or determinable is based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Accruals for estimated sales returns and other allowances and deferrals are recorded as a reduction of revenue at the time of revenue recognition. These provisions are based on contract terms and prior claims experience and involve significant estimates. If these estimates are significantly different from actual results, our revenue could be impacted.

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

As discussed in Note 16, products revenue and cost of goods sold in the consolidated statements of operations for fiscal years ended 2003, 2004 and 2005 have been restated to reflect revenue from the sale of hardware maintenance contracts on a net rather than gross basis.

/s/  GRANT THORNTON LLP

Houston, Texas
March 13, 2006 (Except for Note 16, as to
which the date is August 14, 2006)

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
	(In thousands, except share and
	per share amounts)
	(As Restated, Note 16)

Revenue:
Products	$94,570	$65,207	$39,369
Services	12,749	6,280	4,226

Total revenue	107,319	71,487	43,595

Cost of goods and services:
Products	79,715	54,363	33,680
Services	9,028	4,183	2,976

Total cost of goods and services	88,743	58,546	36,656

Gross profit	18,576	12,941	6,939
Selling, general and administrative expenses	22,759	11,268	7,210

Operating income (loss)	(4,183)	1,673	(271)
Interest and other (income) expense, net	236	96	(124)

Income (loss) from continuing operations before income taxes	(4,419)	1,577	(147)
Income tax expense	475	350	—

Income (loss) from continuing operations before minority interest	(4,894)	1,227	(147)
Minority interest	23	117	—

Net income (loss) from continuing operations	(4,917)	1,110	(147)
Income (loss) from discontinued operations, net of taxes	(2,967)	420	(1,689)

Net income (loss)	$(7,884)	$1,530	$(1,836)

Net income (loss) per share:
Basic:
Net income (loss) from continuing operations before minority interest	$(0.86)	$0.27	$(0.04)
Minority interest	—	(0.03)	—
Income (loss) from discontinued operations, net of taxes	(0.52)	0.09	(0.46)

Net income (loss) per share	$(1.38)	$0.33	$(0.50)

Diluted:
Net income (loss) from continuing operations before minority interest	$(0.86)	$0.25	$(0.04)
Minority interest	—	(0.02)	—
Income (loss) from discontinued operations, net of taxes	(0.52)	0.08	(0.46)

Net income (loss) per share	$(1.38)	$0.31	$(0.50)

Shares used in computing net income (loss) per share:
Basic	5,706,323	4,569,507	3,691,052

Diluted	5,706,323	5,004,393	3,691,052

The accompanying notes are an integral part of these consolidated financial statements

INX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	$.01 Par Value		Additional
	Common Stock		Paid-In	Treasury	Retained
	Shares	Amount	Capital	Stock	Deficit	Total
	(In thousands, except share and par value amounts)

Balance at January 1, 2003	4,441,325	$44	$10,379	$(1,373)	$(1,410)	$7,640
Issuance of options to consultants	—	—	337	—	—	337
Exercise of common stock options	321,484	4	474	—	—	478
Net loss	—	—	—	—	(1,836)	(1,836)

Balance at December 31, 2003	4,762,809	48	11,190	(1,373)	(3,246)	6,619
Revaluation of consultant options	—	—	(199)	—	—	(199)
Exercise of common stock options	100,345	—	280	—	—	280
Proceeds from offering of units, net of offering costs of $1,145	1,150,000	12	7,536	—	—	7,548
Issuance of INX common stock net of minority interest	—	—	71	—	—	71
Retirement of treasury stock	(811,800)	(8)	(1,365)	1,373	—	—
Net income	—	—	—	—	1,530	1,530

Balance at December 31, 2004	5,201,354	52	17,513	—	(1,716)	15,849
Exercise of common stock options	157,414	2	207	—	—	209
Exchange of INX and I-Sector options	—	—	5,729	—	—	5,729
Exchange of INX and I-Sector common stock	244,890	2	1,528	—	—	1,530
Issuance of shares for Network Architects acquisition	308,166	3	1,997	—	—	2,000
Issuance of shares for InfoGroup Northwest acquisition	65,102	1	512	—	—	513
Issuance of stock options	—	—	57	—	—	57
Vesting of consultant options	—	—	9	—	—	9
Repurchase and retirement of common stock	(1,300)	—	(6)	—	—	(6)
Net loss	—	—	—	—	(7,884)	(7,884)

Balance at December 31, 2005	5,975,626	$60	$27,546	$—	$(9,600)	$18,006

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

Revenue Recognition — INX recognizes revenue as follows:

Products revenue occurs when products manufactured or otherwise provided by other parties are purchased and resold to a customer and product payment is not contingent upon performance of installation or service obligations. If product acceptance and payment are contingent on installation or service obligations as specified in the customer contract, revenue is not recognized until installation occurs. Revenue is recognized from the sales of hardware when the rights and risks of ownership have passed to the customer and upon shipment or receipt by the customer, depending on the terms of the sales contract with the customer. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Amounts billed to customers for shipping and handling are classified as revenue.

The Company sells hardware maintenance contracts that are serviced and supported solely by a third party, who is the primary obligor of these contracts. There are multiple factors under EITF 99-19, but the primary obligor is a strong factor in determining whether the Company acts as a principal or agent and whether gross or net revenue presentation is appropriate. As the Company has concluded that it is more of an agent in the sale of hardware maintenance contract, revenue is reported by the Company net of the cost of the hardware maintenance contract from the third party.

For arrangements where the customer agrees to purchase products but we retain possession until the customer requests shipment, or “bill and hold” arrangements, revenue is not recognized until delivery to the customer has occurred and all other revenue recognition criteria have been met.

Software is accounted for in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. Revenue from the sales of software not requiring significant modification or customization is recognized upon delivery or installation. Installation services for third party software do not include significant alterations to its features or functionality. Third party software vendors provide all post-contract support for software sold by the Company. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured.

Technical support services revenue, consisting of remote monitoring and management of customers’ IP telephony and network infrastructure equipment and applications, is deferred and recognized ratably over the term of the underlying customer contract.

Revenue for fixed and flat fee services contracts related to customized network and IP telephony solutions are recognized under a proportional performance model utilizing an input based approach (labor hours). The Company’s contracts function similar to a time and materials type contract and generally do not specify or quantify interim deliverables or milestones. Such service contracts encompass the design and installation of IP telephony and computer networks under which customers receive the benefit of services provided over the period of contract performance.

Other service revenue is earned from providing stand-alone services such as billings for engineering and technician time, installation and programming services, which are provided on either an hourly basis or a flat-fee basis, and the service component of maintenance and repair service ticket transactions. These

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services are contracted for separately from any product sale. Other service revenues are recognized when the service is performed and when collection is reasonably assured. Revenue arrangements generally do not include specific customer acceptance criteria. In instances where final acceptance of the system or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met.

Arrangements with multiple deliverables are arrangements under which a combination of products and services are provided to customers. Such arrangements are evaluated under Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, which addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The application of the appropriate accounting guidance requires judgment and is dependent upon the specific transaction and whether the sale includes hardware, software, services or a combination of these items.

The Company enters into product and service contracts for customers that are generally considered a single arrangement and which include separate units of accounting for product and for service. Product primarily consists of IP telephony and computer network infrastructure components and third party software. Service encompasses the design and installation of IP telephony and computer networks and installation of third party software. Installation services for third party software do not include significant alterations to its features or functionality. All products and services are regularly sold separately. For products and services sold in a single arrangement, the product is typically delivered first and the related services are completed within four to six weeks. Product is shipped, billed, and recognized as revenue independent of services because:

•	The customer is required to pay the product billing in its entirety independent of any services performed.

•	The product has value to the customer on a stand alone basis and pricing is comparable whether sold with or without services.

•	The product is standard equipment not significantly altered by installation.

•	Installation of the product can be performed by many other companies.

•	Although there is a general right of return relative to delivered product, delivery of the undelivered items is considered probable and is substantially in the control of the Company.

The Company recognizes revenue for multiple element arrangements based on the relative fair value of the separate elements. Comparable products and services are sold on a stand alone basis and under multiple element arrangements at the same prices. Accordingly, contract-based pricing is vendor-specific objective evidence under EITF 00-21. Customers are not required to and frequently do not select the same vendor for product and service. The customers’ decision does not impact the pricing of the portion of the bid selected.

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. Determination that the fee is fixed or determinable is based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Accruals for estimated sales returns and other allowances and deferrals are recorded as a reduction of revenue at the time of revenue recognition. These provisions are based on contract terms and prior claims experience and involve significant estimates. If these estimates are significantly different from actual results, our revenue could be impacted.

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

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company adopted SFAS 123(R) in the first quarter of 2006 and will continue to evaluate the impact of SFAS 123(R) on its operating results and financial condition. The pro forma information presented above and in Note 10 presents the estimated compensation charges under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” The Company’s assessment of the estimated compensation charges is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company’s stock price volatility and employee stock option exercise behaviors. The Company will recognize the compensation cost for stock-based awards issued after December 31, 2005 on a straight-line basis over the requisite service period for the entire award. The Company will recognize compensation cost of stock-based awards issued prior to December 31, 2005 as they vest. At December 31, 2005, the unrecognized compensation related to unvested options was $837.

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

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Digital Precision, Inc.

On April 7, 2003, InterNetwork Experts, Inc. acquired certain assets and liabilities of one of its competitors, Digital Precision, Inc. (“Digital”). The purchase price was $540 in cash and, contingent upon the retention of certain key employees, the obligation to issue 1,800,000 shares of InterNetwork Experts, Inc. common stock in April 2004. That contingency was resolved in April 2004 when InterNetwork Experts, Inc. issued 1,800,000 shares to the certain key employees, and INX recognized a minority interest of $162 in its consolidated balance sheet related to the issuance of InterNetwork Experts, Inc. common stock. No goodwill was recognized in the acquisition. The

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results of operations subsequent to April 2003 are included in the consolidated statement of operations. At December 31, 2004 INX recognized minority interest of $117 in its consolidated statement of operations related to the InterNetwork Experts, Inc. operating income subsequent to April 7, 2004 and $279 in its consolidated balance sheet.

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

	Year Ended December 31,
	2005	2004

Revenues	$121,241	$100,445

Net income (loss) from continuing operations	$(4,351)	$2,214

Net income (loss) from continuing operations:
Basic	$(0.76)	$0.45

Diluted	$(0.76)	$0.41

Weighted average shares used in calculation:
Basic	5,706,323	4,941,189

Diluted	5,706,323	5,376,075

4.	Discontinued Operations

Telecom and Computer Products Divisions

Prior to 2003, INX sold a computer products reselling business, PBX telephone systems dealer business, and the Telecom Systems division. During 2005, the Company resolved the collectibility of certain accounts receivable and revised the estimated future expenses for pending litigation relative to its discontinued Telecom and Computer

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

International sales were less than 1% of consolidated revenues for each of the three years ended December 31, 2005. The Company had one customer, Micro System Enterprise, Inc./Acclaim Professional Services (“MSE”), an agent related to the DISD E-Rate funded program that represented 12.8% and 20.9% of 2005 and 2004 consolidated revenue, respectively, and 11.2% of the net account receivables at December 31, 2005. Houston Independent School District represented 13.9% of total consolidated revenue during the year ended December 31, 2003.

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

16.	Restatement

The Company historically reported revenues from hardware maintenance contracts on a gross basis by recording as products revenue the amount billed the customer for the hardware maintenance contract and recording as cost of products the amount charged by the third party providing the hardware maintenance contract. The Company previously believed it was a principal to the transaction and that the gross presentation was appropriate under

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EITF 99-19 because it has the credit risk for collection of the related accounts receivable, the obligation for payment of the contract purchase price to the third party, and latitude to set the pricing to the customer. Subsequently, the Company performed additional analyses and concluded that the third party providing service and support under the hardware maintenance contract is the primary obligor in the arrangement. Since the primary obligor under the transaction is a strong factor in the determination of principal versus agent under EITF 99-19, the Company determined that net revenue presentation is the more appropriate application of EITF 99-19. Accordingly, the Company reclassified the cost of hardware maintenance contracts from cost of product to product revenue for the years ended December 31, 2005, 2004, and 2003 in the amounts of $14,287, $6,439, and $6,380, respectively. This reclassification reduced revenue by an amount equal to the cost of sales on these contracts as compared to the previous presentation and had no effect on gross profit or net income (loss) as previously reported. The following is a summary of the restatement:

		Total Cost of
	Total Revenue	Products and Services	Gross Profit

Year Ended December 31, 2005:
As previously reported	$121,606	$103,030	$18,576
As restated	$107,319	$88,743	$18,576
Year Ended December 31, 2004:
As previously reported	$77,926	$64,985	$12,941
As restated	$71,487	$58,546	$12,941
Year Ended December 31, 2003:
As previously reported	$49,975	$43,036	$6,939
As restated	$43,595	$36,656	$6,939

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, August 18, 2006.

INX INC.
(Registrant)

By:
/s/  JAMES H. LONG
James H. Long
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JAMES H. LONG James H. Long	Chief Executive Officer and Chairman of the Board of Directors	August 18, 2006

/s/ BRIAN FONTANA Brian Fontana	Vice President and Chief Financial Officer	August 18, 2006

/s/ LARRY LAWHORN Larry Lawhorn	Controller and Chief Accounting Officer	August 18, 2006

/s/ DONALD R. CHADWICK Donald R. Chadwick	Director	August 18, 2006

/s/ CARY GROSSMAN Cary Grossman	Director	August 18, 2006

/s/ JOHN B. CARTWRIGHT John B. Cartwright	Director	August 18, 2006

EXHIBIT INDEX

Exhibit
No.	Description	Filed Herewith or Incorporated by Reference From:

2.1	Asset Purchase Agreement, dated May 25, 2005, by and among Network Architects, Corp., Michael S. French, Theodore J. Bonnell, Klaus C. Mueller and I-Sector Corporation	Exhibit 2.1 to Form 8-K, Registration No. 001-31949, dated May 25, 2005
2.2	Asset Purchase Agreement, dated June 29, 2005, by and among InfoGroup Northwest, Inc., Duane Daggett and I-Sector Corporation	Exhibit 2.1 to Form 8-K, Registration No. 001-31949, dated June 30, 2005
3.1	Bylaws of the Company.	Exhibit 3.1 to Form S-1, Registration No. 333-09789, filed August 8, 1996
3.2	Certificate of Incorporation of the Company.	Exhibit 3.2 to Amendment 1 to Form S-1, Registration No. 333-09789, filed August 8, 1996
3.3	Certificate of Amendment to Certificate of Incorporation of Allstar Systems, Inc., dated June 24, 1997.	Exhibit 3.4 to Amendment 5 to Form S-1, Registration No. 333-09789, filed August 8, 1996
3.4	Certificate of Amendment to Certificate of Incorporation of Allstar Systems, Inc., dated March 5, 1999.	Exhibit 3.3 to Form 8-A, Registration No. 001-31949, filed December 29, 2003
3.5	Certificate of Amendment to Certificate of Incorporation of Allstar Systems, Inc. dated July 10, 2000.	Exhibit 3.4 to Form 8-A, Registration No. 001-31949, filed December 29, 2003
3.6	Certificate of Ownership and Merger	Exhibit 3.1 to Form 8-K, Registration No. 001-31949, dated January 6, 2006
4.1	Specimen Common Stock Certificate.	Exhibit 4.1 to Amendment 2 to Form S-1, Registration No. 333-09789, filed August 8, 1996
10.1	Form of Employment Agreement by and between the Company and certain members of management.	Exhibit 10.5 to Amendment 1 to Form S-1, Registration No. 333-09789, filed August 8, 1996
10.2	Employment Agreement by and between Stratasoft, Inc. and William R. Hennessy, dated September 7, 1995.	Exhibit 10.6 to Form S-1, Registration No. 333-09789, filed August 8, 1996
10.3	Employment Agreement by and between Allstar Systems, Inc. and James H. Long, dated August 15, 1996.	Exhibit 10.3 to Form 10-K Registration No. 001-31949, filed March 12, 2004
10.4	Amended & Restated Allstar Systems, Inc. 1996 Incentive Stock Plan, dated effective July 1, 1997.	Exhibit 10.10 to Form 10-K Registration No. 001-31949, filed March 12, 2004
10.5	Amended & Restated I-Sector Corp. Stock Incentive Plan, dated effective July 28, 2003.	Exhibit 10.11 to Form 10-K Registration No. 001-31949, filed March 12, 2004
10.6	Amended & Restated Internetwork Experts, Inc., Stock Incentive Plan dated effective August 1, 2003.	Exhibit 10.12 to Form 10-K Registration No. 001-31949, filed March 12, 2004
10.7	Lease Agreement by and between Allstar Equities, Inc. and I-Sector Corporation, dated February 1, 2002.	Exhibit 10.32 to Form 10-K, Registration No. 000-21479, filed March 28, 2002
10.8	Asset Purchase Agreement, by and between Digital Precision, Inc. and Internetwork Experts, Inc., dated April 4, 2003.	Exhibit 10.17 to Form 10-K Registration No. 001-31949, filed March 12, 2004

Exhibit
No.	Description	Filed Herewith or Incorporated by Reference From:

10.9	Lease Agreement by and between Whitehall-Midway Park North, Ltd. and Allstar Systems, Inc. dated July 31, 2000.	Exhibit 10.37 to Form 10-K, Registration No. 000-21479, filed March 24, 2001
10.10	Employment Agreement by and between I-Sector Corporation and Brian Fontana, dated December 20, 2004.	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed December 20, 2004
10.11	Confidentiality Agreement by and between I-Sector Corporation and Brian Fontana, dated December 20, 2004.	Exhibit 10.2 to Form 8-K, Registration No. 001-31949, filed December 20, 2004
10.12	First Amendment to I-Sector Corporation Incentive Plan	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated January 4, 2005
10.13	Plan and Agreement of merger among I-Sector Corporation, INX Merger Sub, Inc. and InterNetwork Experts, Inc. dated as of February 1, 2005	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated February 7, 2005
10.14	Second Amendment to I-Sector Corporation Incentive Plan, as amended and restated	Exhibit 10.2 to Form 8-K, Registration No. 001-31949, dated March 21, 2005
10.15	Employment Agreement by and between I-Sector Corporation and Larry Lawhorn dated April 5, 2005	Exhibit 10.1 to Form 10-Q, Registration No. 001-31949, dated August 15, 2005
10.16	Third Amendment to I-Sector Corporation Incentive Plan	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated May 17, 2005
10.17	Credit Agreement by and among Castle Pines Capital LLC, I-Sector Corporation, Valerent, Inc., InterNetwork Experts, Inc., and Stratasoft, Inc. dated December 27, 2005	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated December 30, 2005
10.18	Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001.	Exhibit 10.5 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.19	Amendment One, dated January 28, 2002 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.6 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.20	Amendment Two, dated November 21, 2002 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.6 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.21	Amendment Three, dated January 20, 2003 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.8 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.22	Amendment Four, dated January 16, 2004 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.9 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.23	Amendment Five, dated January 27, 2005 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.23 to Form 10-K, Registration No. 001-31949, dated March 27, 2006

Exhibit
No.	Description	Filed Herewith or Incorporated by Reference From:

10.24	Amendment Six, dated April 18, 2005 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.24 to Form 10-K, Registration No. 001-31949, dated March 27, 2006
10.25	Amendment Seven, dated March 2, 2006, to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.25 to Form 10-K, Registration No. 001-31949, dated March 27, 2006
10.26	Amendment Eight, dated March 20, 2006, to Systems Integrator Agreement by and between Cisco Systems, Inc. and INX Inc. (formerly Internetwork Experts, Inc.), dated November 13, 2001	Exhibit 10.26 to Form 10-K, Registration No. 001-31949, dated March 27, 2006
18.1	Grant Thornton Letter Re: Change in Accounting Principle	Exhibit 18.1 to Form 10-Q, Registration No. 001-31949, dated May 16, 2005
21.1	List of Subsidiaries of the Company	Exhibit 21.1 to Form 10-K, Registration No. 000-21479, filed March 31, 2003
23.1	Consent of Grant Thornton LLP	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith
99.1	Report of Independent Certified Public Accountants	Filed herewith