Form 10-Q/A
period 2006-03-31
INX Inc
filed 2006-08-18
CIK 1020017

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

INX Inc. and Subsidiaries
FORM 10-Q/A for the Quarter Ended March 31, 2006

EXPLANATORY NOTE
INX Inc. (“the Company”) historically reported revenues from hardware maintenance contracts on a gross basis by recording as products revenue the amount billed the customer for the hardware maintenance contract and recording as cost of products the amount charged by the third party providing the hardware maintenance contract. The Company previously believed it was a principal to the transaction and that the gross presentation was appropriate under EITF 99-19 because it has the credit risk for collection of the related accounts receivable, the obligation for payment of the contract purchase price to the third party, and latitude to set the pricing to the customer. Subsequently, the Company performed additional analysis and concluded that the third party providing service and support under the hardware maintenance contract is the primary obligor in the arrangement. Since the primary obligor under a transaction is a strong factor in the determination of principal versus agent under EITF 99-19, the Company determined that net revenue presentation is the more appropriate application of EITF 99-19. Accordingly, the Company reclassified the cost of hardware maintenance contracts from cost of product to product revenue for the three-month periods ended March 31, 2006 and 2005 in the amounts of $4,511 and $3,379, respectively. This reclassification reduced revenue by an amount equal to the cost of sales on these contracts as compared to the previous presentation and had no effect on gross profit or net income (loss) as previously reported. The following is a summary of the restatement:

		Total Cost of
	Total Revenue	Products and Services	Gross Profit
Three Months Ended March 31, 2006:
As previously reported	$30,787	$25,380	$5,407
As restated	$26,276	$20,869	$5,407
Three Months Ended March 31, 2005:
As previously reported	$24,661	$21,000	$3,661
As restated	$21,282	$17,621	$3,661
This Form 10-Q/A does not update any other information set forth in the original filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2006. This Form 10-Q/A does not reflect any events or developments occurring subsequent to May 5, 2006.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited):
INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
	(as restated Note 11)
Revenue:
Products	$22,311	$19,774
Services	3,965	1,508

Total revenue	26,276	21,282

Cost of products and services:
Products	17,893	16,437
Services	2,976	1,184

Total cost of products and services	20,869	17,621

Gross profit	5,407	3,661
Selling, general and administrative expenses	5,845	9,010

Operating loss	(438)	(5,349)
Interest and other income (expense), net	(85)	(68)

Loss from continuing operations before income taxes	(523)	(5,417)
Income tax expense	1	121

Net loss from continuing operations	(524)	(5,538)
Loss from discontinued operations, net of income taxes	(4)	(970)

Net loss	$(528)	$(6,508)

Net loss per share:
Basic:
Loss from continuing operations	$(0.09)	$(1.06)
Loss from discontinued operations, net of income taxes	—	(0.19)

Net loss per share	$(0.09)	$(1.25)

Diluted:
Loss from continuing operations	$(0.09)	$(1.06)
Loss from discontinued operations, net of income taxes	—	(0.19)

Net loss per share	$(0.09)	$(1.25)

Shares used in computing net loss per share:
Basic and diluted	6,047,840	5,210,794

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

\

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
2. Basis of Presentation
The accompanying unaudited financial data as of March 31, 2006 and for the three-month period ended March 31, 2006 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2005 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005 (“Annual Report”).
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
3. Revenue Recognition
As more fully described in Note 11, the Company has changed from gross to net reporting of hardware maintenance contract sales under EITF 99-19. This resulted in a reduction of revenue by an amount equal to the cost of sales on these contracts as compared to the previous presentation. There was no effect on gross profit or net income (loss) as previously reported.
The Company’s significant accounting policies for revenue recognition are as follows:
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
The Company sells hardware maintenance contracts that are serviced and supported solely by a third party, who is the primary obligor of these contracts. There are multiple factors under EITF 99-19, but the primary obligor is a strong factor in determining whether the Company acts as a principal or agent and whether gross or net revenue presentation is appropriate. As the Company has concluded that it is more of an agent in the sale of hardware maintenance contracts, revenue is reported by the Company net of the cost of the hardware maintenance contract from the third party.

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
Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. Determination that the fee is fixed or determinable is based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Collectibility is assessed based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Accruals for estimated sales returns and other allowances and deferrals are recorded as a reduction of revenue at the time of revenue recognition. These provisions are based on contract terms and prior claims experience and involve significant estimates. If these estimates are significantly different from actual results, our revenue could be impacted.

4. Share-Based Compensation
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

There was no share-based compensation expense related to employee stock options recognized during the three months ended March 31, 2005 except for the $5,729 expense resulting from the remeasurement of stock options exchanged as part of the elimination of the InterNetwork Experts, Inc. minority interest as discussed further in Note 9. Prior to January 1, 2006, the Company accounted for its share-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” In accordance with APB Opinion No. 25, no share-based compensation cost was reflected in the Company’s net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. Had the Company used the fair value based accounting method for share-based compensation expense prescribed by SFAS Nos. 123 and 148 for the periods ended March 31, 2005, the Company’s consolidated net loss and net loss per share would have been increased to the pro-forma amounts illustrated as follows:

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
5. Acquisitions
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

	Three Months Ended
	March 31,
	2006	2005
Revenues	$26,321	$32,320

Net loss from continuing operations	$(643)	$(5,250)

Net loss per share from continuing operations:
Basic	$(0.11)	$(0.93)

Diluted	$(0.11)	$(0.93)

Weighted average shares used in calculation:
Basic and diluted	6,074,763	5,655,584

6. Discontinued Operations
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

8. Stockholders’ Equity
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
9. Elimination of Minority Interest in InterNetwork Experts, Inc.
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
10. Commitments and Contingencies
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
11. Restatement
The Company historically reported revenues from hardware maintenance contracts on a gross basis by recording as products revenue the amount billed the customer for the hardware maintenance contract and recording as cost of products the amount charged by the third party providing the hardware maintenance contract. The Company previously believed it was a principal to the transaction and that the gross presentation was appropriate under EITF 99-19 because it has the credit risk for collection of the related accounts receivable, the obligation for payment of the contract purchase price to the third party, and latitude to set the pricing to the customer. Subsequently, the Company performed additional analysis and concluded that the third party providing service and support under the hardware maintenance contract is the primary obligor in the arrangement. Since the primary obligor under a transaction is a strong factor in the determination of principal versus agent under EITF 99-19, the Company determined that net revenue presentation is the more appropriate application of EITF 99-19. Accordingly, the Company reclassified the cost of hardware maintenance contracts from cost of product to product revenue for the three-month periods ended March 31, 2006 and 2005 in the amounts of $4,511 and $3,379, respectively. This reclassification reduced revenue by an amount equal to the cost of sales on these contracts as compared to the previous presentation and had no effect on gross profit or net income (loss) as previously reported. The following is a summary of the restatement:

		Total Cost of
	Total Revenue	Products and Services	Gross Profit
Three Months Ended March 31, 2006:
As previously reported	$30,787	$25,380	$5,407
As restated	$26,276	$20,869	$5,407
Three Months Ended March 31, 2005:
As previously reported	$24,661	$21,000	$3,661
As restated	$21,282	$17,621	$3,661

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements, including the notes thereto included elsewhere in this Form 10-Q/A and our annual report on Form 10-K/A for the fiscal year ended December 31, 2005, as previously filed with the Securities and Exchange Commission. Amounts are presented in thousands except for share and per share data.
Special notice regarding forward-looking statements
This quarterly report on Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to future events or our future financial performance including, but not limited to, statements contained in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that any statement that is not a statement of historical fact, including but not limited to, statements which may be identified by words including, but not limited to, “anticipate,” “appear,” “believe,” “could,” “estimate,” “expect,” “hope,” “indicate,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “seek,” “should,” “will,” “would,” and other variations or negative expressions thereof, are predictions or estimations and are subject to known and unknown risks and uncertainties. Numerous factors, including factors that we have little or no control over, may affect INX’s actual results and may cause actual results to differ materially from those expressed in the forward-looking statements contained herein. In evaluating such statements, readers should consider the various factors identified in our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission including the matters set forth in Item 1. — “Risks Related to Our Business,” which could cause actual events, performance or results to differ materially from those indicated by such statements.
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
Results Of Operations
Period Comparisons. The following tables set forth, for the periods indicated, certain financial data derived from our condensed consolidated statements of operations. Percentages shown in the table below are percentages of total revenue, except for the products and services components of gross profit, which are percentages of the respective product and service revenue. As more fully described in Note 11 of Notes to Condensed Consolidated Financials Statements, we reclassified the cost of hardware maintenance contracts from cost of product to product revenue for the three-month periods ended March 31, 2006 and 2005 in the amounts of $4,511 and $3,379, respectively. This reclassification represents a change from gross to the net reporting of hardware maintenance contract sales under EITF 99-19. This resulted in a reduction of revenue by an amount equal to the cost of sales on these contracts as compared to the previous presentation. There was no effect on gross profit or net income (loss) as previously reported.

	Three Months Ended March 31,
	2006		2005
	Amount	%	Amount	%
			(As restated Note 11)
Revenue:
Products	$22,311	84.9	$19,774	92.9
Services	3,965	15.1	1,508	7.1

Total revenue	26,276	100.0	21,282	100.0

Gross profit:
Products	4,418	19.8	3,337	16.9
Services	989	24.9	324	21.5

Total gross profit	5,407	20.6	3,661	17.2
Selling, general and administrative expenses	5,845	22.3	9,010	42.3

Operating loss	(438)	(1.7)	(5,349)	(25.1)
Interest and other (income) expense, net	85	0.3	68	0.3
Income tax expense	1	0.0	121	0.6

Net loss from continuing operations	(524)	(2.0)	(5,538)	(26.0)
Loss from discontinued operations, net of income taxes	(4)	(0.0)	(970)	(4.6)

Net loss	$(528)	(2.0)	$(6,508)	(30.6)

Three Months Ended March 31, 2006 Compared To the Three Months Ended March 31, 2005
Revenue. Total revenue increased by $4,994, or 23.5%, to $26,276 from $21,282. Product revenue increased $2,537, or 12.8% to $22,311 from $19,774. The increase in product revenue is primarily due to the revenue contribution from acquisitions, partially offset by the absence of DISD project revenue generated in 2005. Services revenue increased $2,457 or 162.9% to $3,965 from $1,508. The increase in services revenue is due to the revenue contribution from acquisitions and growth in the NetSurant(R) post-sale recurring support services revenue, which increased 199.2%, to $389 from $130.
Gross Profit. Total gross profit increased by $1,746, or 47.7%, to $5,407 from $3,661. Gross profit as a percentage of sales increased to 20.6% from 17.2%, primarily due to the increase in services revenue compared to product revenue, as a percentage of total revenue. Gross profit on the product sales component increased $1,081 or 32.4%, to $4,418 from $3,337 and, as a percentage of sales, to 19.8% from 16.9%. Product gross profit percentage improved due to reduced cost of sales from a Cisco rebate program and generally higher product gross profit on sales of acquired locations. Gross profit on service revenue increased $665 or 205.2% to $989 from $324 and gross profit as a percent of service revenue increased to 24.9% from 21.5%. The increase in service gross margin was the result of the margin contribution of acquisitions and higher NetSurant(R) post-sales recurring support services revenues.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $3,165, or 35.1% to $5,845 from $9,010. As a percentage of total revenue, these expenses decreased to 22.3% from 42.3%. The decrease in selling, general and administrative expenses was due to a one-time noncash charge of $5,729 recorded in March 2005 for the remeasurement of options exchanged as part of the purchase of the minority interest in the former InterNetwork Experts, Inc. subsidiary. Excluding this one-time charge, selling, general and administrative expenses represented $3,281 or 15.4% of 2005 first quarter total revenue. Partially offsetting the 2005 remeasurement charge were increased 2006 expenses for acquired locations, additional sales compensation costs on substantially higher revenues, and additional sales and administrative personnel costs from headcount increases. We expect our future selling, general and administrative expenses to continue to increase for anticipated revenue growth. However, we do expect to be able to limit the increase of selling, general and administrative expenses such that these operating expenses grow at a lesser rate than expected revenue increases because some of these expenses are relatively fixed in nature.
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
Restatement
We historically reported revenues from hardware maintenance contracts on a gross basis by recording as products revenue the amount billed the customer for the hardware maintenance contract and recording as cost of products the amount charged by the third party providing the hardware maintenance contract. We previously believed we were a principal to the transaction and that the gross presentation was appropriate under EITF 99-19 because it has the credit risk for collection of the related accounts receivable, the obligation for payment of the contract purchase price to the third party, and latitude to set the pricing to the customer. Subsequently, we performed additional analysis and concluded that the third party providing service and support under the hardware maintenance contract is the primary obligor in the arrangement. Since the primary obligor under a transaction is a strong factor in the determination of principal versus agent under EITF 99-19, we determined that net revenue presentation is the more appropriate application of EITF 99-19. Accordingly, we reclassified the cost of hardware maintenance contracts from cost of product to product reclassification reduced revenue by an amount equal to the cost of sales on these contracts as compared to the previously presentation and had no effect on gross profit or net income (loss) as previously reported. The following is a summary of the restatement:

		Total Cost of
	Total Revenue	Products and Services	Gross Profit
Three Months Ended March 31, 2006:
As previously reported	$30,787	$25,380	$5,407
As restated	$26,276	$20,869	$5,407
Three Months Ended March 31, 2005:
As previously reported	$27,661	$21,000	$3,661
As restated	$21,282	$17,621	$3,661
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

INX Inc.
Date: August 18, 2006	By:	/s/ BRIAN FONTANA
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