Form 10-Q
period 2006-06-30
INX Inc
filed 2006-08-21
CIK 1020017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2006 to June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
The Registrant has 6,347,098 shares of common stock outstanding as of August 4, 2006.

INX Inc. and Subsidiaries
FORM 10-Q for the Quarter Ended June 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited):
INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended
	June 30,
	2006	2005
		(As restated- Note 12)
Revenue:
Products	$33,322	$25,543
Services	5,356	2,822

Total revenue	38,678	28,365

Cost of products and services:
Products	26,962	22,063
Services	4,084	1,846

Total cost of products and services	31,046	23,909

Gross profit	7,632	4,456
Selling, general and administrative expenses	7,001	4,044

Operating income	631	412
Interest and other income (expense), net	(18)	(26)

Income from continuing operations before income taxes	613	386
Income tax expense (benefit)	—	(27)

Net income from continuing operations	613	413
Income (loss) from discontinued operations, net of income taxes	143	(831)

Net income (loss)	$756	$(418)

Net income per share:
Basic:
Income from continuing operations	$0.10	$0.07
Income (loss) from discontinued operations, net of income taxes	0.02	(0.15)

Net income (loss) per share	$0.12	$(0.08)

Diluted:
Income from continuing operations	$0.08	$0.07
Income (loss) from discontinued operations, net of income taxes	0.02	(0.15)

Net income (loss) per share	$0.10	$(0.08)

Shares used in computing net income per share:
Basic	6,223,118	5,621,589

Diluted	7,324,469	5,621,589

The accompanying notes are an integral part of these condensed consolidated financial statements

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Six months ended
	June 30,
	2006	2005
		(As restated Note 12)
Revenue:
Products	$55,633	$45,317
Services	9,321	4,330

Total revenue	64,954	49,647

Cost of products and services:
Products	44,855	38,500
Services	7,060	3,030

Total cost of products and services	51,915	41,530

Gross profit	13,039	8,117
Selling, general and administrative expenses	12,846	13,054

Operating income (loss)	193	(4,937)
Interest and other income (expense), net	(103)	(94)

Income (loss) from continuing operations before income taxes	90	(5,031)
Income tax expense (benefit)	1	(50)

Net income (loss) from continuing operations	89	(4,981)
Income (loss) from discontinued operations, net of income taxes	139	(1,945)

Net income (loss)	$228	$(6,926)

Net income per share:
Basic:
Income (loss) from continuing operations	$0.01	$(0.92)
Income (loss) from discontinued operations, net of income taxes	0.03	(0.35)

Net income (loss) per share	$0.04	$(1.27)

Diluted:
Income (loss) from continuing operations	$0.01	$(0.92)
Income (loss) from discontinued operations, net of income taxes	0.02	(0.35)

Net income (loss) per share	$0.03	$(1.27)

Shares used in computing net income per share:
Basic	6,135,350	5,433,778

Diluted	7,202,067	5,433,778

The accompanying notes are an integral part of these condensed consolidated financial statements

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$4,290	$2,597
Accounts receivable, net of allowance of $222 and $161	35,339	24,903
Inventory	690	79
Other current assets	858	881
Current assets of discontinued operations	733	2,564

Total current assets	41,910	31,024
Property and equipment, net of accumulated depreciation of $2,730 and $2,344	2,818	2,050
Goodwill	10,905	7,121
Intangible and other assets, net of accumulated amortization of $1,166 and $1,007	409	393
Noncurrent assets of discontinued operations	106	1,057

Total assets	$56,148	$41,645

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$4,646	$2,707
Accounts payable	24,411	13,825
Accrued expenses	4,532	3,696
Other current liabilities	1,005	468
Current liabilities of discontinued operations	573	2,936

Total current liabilities	35,167	23,632

Long-term liabilities of discontinued operations	—	7
Other long-term liabilities	142	—
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 6,347,098 and 5,975,626 shares issued	64	60
Additional paid-in capital	29,395	27,546
Common stock issuable	752	—
Retained deficit	(9,372)	(9,600)

Total stockholders’ equity	20,839	18,006

Total liabilities and stockholders’ equity	$56,148	$41,645

The accompanying notes are an integral part of these condensed consolidated financial statements

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	$.01 par value		Additional	Common
	Common Stock		Paid-In	Stock	Retained
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance at December 31, 2005	5,975,626	$60	$27,546	$—	$(9,600)	$18,006
Exercise of common stock options	199,431	2	441	—	—	443
Issuance of shares for Datatran acquisition	73,108	1	514	—	—	515
Issuance of shares as additional purchase price consideration for Network Architect, Corp. acquisition	97,413	1	570	—	—	571
Value of shares to be issued as additional purchase price consideration for InfoGroup Northwest, Inc. acquisition	—	—	—	752	—	752
Share-based compensation expense related to employee stock options	—	—	186	—	—	186
Common stock grant to employee	1,520	—	10	—	—	10
Issuance of warrants	—	—	128	—	—	128
Net income	—	—	—	—	228	228

Balance at June 30, 2006	6,347,098	$64	$29,395	$752	$(9,372)	$20,839

The accompanying notes are an integral part of these condensed consolidated financial statements

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$228	$(6,926)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net (income) loss from discontinued operations	(139)	1,928
Tax expense from discontinued operations	—	17
Minority interest	—	23
Depreciation and amortization	549	409
Share-based compensation expense related to employee stock options and stock grant	182	—
Loss on retirement of assets	3	28
Bad debt expense	26	(44)
Exchange of options in merger of subsidiary	—	5,729
Issuance of stock options	10	57
Changes in operating assets and liabilities:
Accounts receivable	(10,462)	(4,970)
Inventory (net of effect of acquisition)	(586)	(7,761)
Accounts payable	10,586	14,549
Other assets and liabilities	785	1,116

Net cash provided by continuing operations	1,182	4,155
Net operating activities of discontinued operations	(433)	583

Net cash provided by operating activities	749	4,738

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Datatran Network Systems	(1,000)	—
Acquisition of Network Architects, Corp.	(394)	(2,300)
Acquisition of InfoGroup Northwest, Inc.	—	(1,900)
Transaction costs paid for acquisitions	(36)	(332)
Capital expenditures (net of effect of acquisitions)	(1,124)	(264)

Net cash used in investing activities of continuing operations	(2,554)	(4,796)
Net investing activities of discontinued operations:
Proceeds from sale of Stratasoft stock, net of transaction costs	1,117	—
Capital expenditures	—	(53)

Net cash used in investing activities	(1,437)	(4,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	443	205
Net borrowings (payments) of short-term interest bearing credit facilities	2,016	(78)
Payments on notes payable	(77)	(11)

Net cash provided by financing activities of continuing operations	2,382	116
Net financing activities of discontinued operations	(1)	(46)

Net cash provided by financing activities	2,381	70

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,693	(41)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,597	4,975

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,290	$4,934

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$90	$219
Cash paid for income taxes	$1	$33
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of INX minority interest:
Issuance of common stock	$—	$1,530
Transaction costs accrued	—	180
Minority interest acquired	—	(302)
Acquisition of Network Architects, Corp.:
Fair value of assets acquired	965	4,300
Common stock issued	(571)	(2,000)
Acquisition of InfoGroup Northwest, Inc.:
Fair value of assets acquired	1,504	2,400
Additional purchase price payable	(717)	—
Transaction costs accrued	(70)	—
Common stock issuable	(717)	(500)
Acquisition of Datatran Network Systems:
Fair value of assets acquired	1,551	—
Common stock issued	(515)	—
Sale of Stratasoft — warrants issued	128	—
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
2. Basis of Presentation
The accompanying unaudited financial data as of June 30, 2006 and for the three-month and six-month periods ended June 30, 2006 and 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2005 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005 (“Annual Report”).
In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair presentation of financial position as of June 30, 2006, results of operations for the three-month and six-month periods ended June 30, 2006 and 2005, cash flows for the six months ended June 30, 2006 and 2005, and stockholders’ equity for the six months ended June 30, 2006, have been included. The results of the interim periods are not necessarily indicative of results for the full year or any future period.
3. Revenue Recognition
As more fully described in Note 12, the Company has changed from gross to net reporting of hardware maintenance contract sales under EITF 99-19. This resulted in a reduction of revenue by an amount equal to the cost of sales on these contracts as compared to the previous presentation. There was no effect on gross profit or net income (loss) as previously reported.
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
The Company records taxes applicable under EITF No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”on a net basis. Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. Determination that the fee is fixed or determinable is based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Collectibility is assessed based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Accruals for estimated sales returns and other allowances and deferrals are recorded as a reduction of revenue at the time of revenue recognition. These provisions are based on contract terms and prior claims experience and involve significant estimates. If these estimates are significantly different from actual results, our revenue could be impacted.
4. Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company beginning January 1, 2007. The Company is currently evaluating the impact of this standard although it is not expected to be material to financial position or the results of operations.
In June 2006, the FASB ratified EITF No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). EITF 06-3 addresses the income statement presentation of any tax collected from customers and remitted to a government authority and concludes the presentation of taxes on either a gross basis or a net basis is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22 “Disclosure of Accounting Policies.” This is effective for interim and annual reporting periods beginning after December 15, 2006 and will require the financial statement disclosure of any significant taxes recognized on a gross basis. The Company records taxes applicable under EITF No. 06-3 on a net basis and has disclosed this fact under its revenue recognition policy.
5. Share-Based Compensation
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
SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the results of operations at their grant-date fair values. The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.
Equity Compensation Plans
The Company currently grants stock options under the following equity compensation plans:
1996 Incentive Stock Plan and the 1996 Non-Employee Director Stock Option Plan — Under the 1996 Incentive Stock Plan (the “1996 Incentive Plan”) and the 1996 Non-Employee Director Stock Option Plan (the “Director Plan”) as approved by the shareholders, INX’s Compensation Committee may grant up to 417,500 shares of common stock, which have been reserved for issuance to certain employees and the directors of INX. At June 30, 2006, 5,150 shares were available for future grants under the 1996 Incentive Plan. The 1996 Incentive Plan provides for the granting of incentive awards in the form of stock options, restricted stock, phantom stock, stock bonuses and cash bonuses in accordance with the provisions of the plan. Additionally, no shares may be granted after the tenth anniversary of the 1996 Incentive Plan’s adoption. INX has reserved for issuance, under the Director Plan, 100,000 shares of common stock, subject to certain anti-dilution adjustments, of which no shares were available for future grants at June 30, 2006. The Director Plan provided for a one-time option by newly elected directors to purchase up to 5,000 common shares, after which each director was entitled to receive an option to purchase up to 5,000 common shares upon each date of re-election to INX’s Board of Directors. Options granted under the Director Plan and the 1996 Incentive Plan have an exercise price equal to the fair market value on the date of grant, are fully vested at June 30, 2006, and generally expire ten years after the grant date.

2000 Stock Incentive Plan — INX adopted the 2000 Stock Incentive Plan (the “2000 Incentive Plan”) as approved at the May 2000 annual shareholder’s meeting. At the June 5, 2006 shareholder’s meeting the 2000 Incentive Plan was amended to increase the number of shares of common stock available for stock option grants to 2,473,103. The 2000 Incentive Plan provides for the granting of incentive awards in the form of stock-based awards and cash bonuses in accordance with the provisions of the plan. All employees, including officers, and consultants and non-employee directors are eligible to participate in the 2000 Incentive Plan. Generally, the Compensation Committee has the discretion to determine the exercise price of each stock option under the 2000 Incentive Plan, and they expire within ten years of the grant date, except those classified as Incentive Stock Option (“ISO”) grants to a 10% or greater stockholder. ISO options grants to a 10% or greater stockholder expire within five years of the grant date. The exercise price of each ISO grant may not be less than 100% of the fair market value of a share of common stock on the date of grant (110% in the case of a 10% or greater stockholder). Options granted under the 2000 Incentive Plan are subject to either cliff or graded vesting, generally ranging from three to ten years. At June 30, 2006, 367,923 shares were available for future option grants under the 2000 Incentive Plan.
Grant-Date Fair Value
The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the three-month and six-month periods ended June 30, 2006 and 2005 were calculated using the following estimated weighted average assumptions:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Expected volatility	64.1%	58.6%	64.4%	66.4%
Expected term (in years)	6.2	8.0	6.3	8.0
Risk-free interest rate	5.1%	3.9%	5.0%	3.8%
Expected dividend yield	0%	0%	0%	0%
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
Share-based compensation expense recognized under SFAS 123R for the three-month and six-month periods ended June 30, 2006 was as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Cost of products and services — services	$14	$28
Selling, general and administrative expenses	110	154

Share-based compensation from continuing operations before income taxes	124	182
Income tax benefit	—	—

Share-based compensation from continuing operations	124	182
Share-based compensation from discontinued operations	2	4

Total share-based compensation	$126	$186

Impact of total share-based compensation on net income per share:
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)
During April 2005, options for 10,000 shares were granted to an employee at an exercise price of $0.01. The difference between the exercise price and fair market value at date of grant of $57 was charged to earnings during the three and six-month periods ended June

30, 2005, with a corresponding increase in additional paid-in-capital, resulting in no impact on total stockholders’ equity. The six month period ended June 30, 2005 also included share-based compensation expense of $5,729 resulting from the remeasurement of stock options exchanged as part of the elimination of the InterNetwork Experts, Inc. minority interest as discussed further in Note 9. Prior to January 1, 2006, the Company accounted for its share-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” In accordance with APB Opinion No. 25, no share-based compensation cost was reflected in the Company’s net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. Had the Company used the fair value based accounting method for share-based compensation expense prescribed by SFAS Nos. 123 and 148 for the three-month and six-month periods ended June 30, 2005, the Company’s consolidated net loss and net loss per share would have been increased to the pro-forma amounts illustrated as follows:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Basic and diluted:
Net loss as reported	$(418)	$(6,926)
Add: share-based employee compensation recognized, net of related income tax effect	57	5,786
Deduct: share-based employee compensation, net of related income tax effect	(557)	(6,326)

Pro forma net loss	$(918)	$(7,466)

Net loss per share:
Basic — as reported	$(0.08)	$(1.27)
Basic — pro forma	$(0.16)	$(1.37)
Diluted — as reported	$(0.08)	$(1.27)
Diluted — pro forma	$(0.16)	$(1.37)
The total intrinsic value of options exercised during the three-month and six-month periods ended June 30, 2005 was $791 and $834, respectively. The total intrinsic value of share vested during the three-month and six-month periods ended June 30, 2005 was $117 and $130, respectively.
Option Activity
A summary of the activity under the Company’s stock option plans for the six-month period ended June 30, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at December 31, 2005	1,944,610	$2.66
Granted	113,367	6.38		$—
Exercised	(199,431)	2.22		$753
Canceled	(17,790)	5.53

Options outstanding June 30, 2006	1,840,756	$2.91	6.86	$5,695

Options exercisable at June 30, 2006	1,506,880	$2.21	6.32	$5,716

Options vested and options expected to vest at June 30, 2006	1,798,412	$2.91	6.93	$5,550

The total grant-date fair value of stock options that became fully vested during the six-month period ended June 30, 2006 was approximately $221. The weighted average grant-date fair value of options granted during the three-month and six-month periods ended June 30, 2006 was $4.15 and $4.11, respectively. The weighted average grant-date fair value of options granted during the three-month and six-month periods ended June 30, 2005 was $4.98 and $3.51, respectively. As of June 30, 2006, there was $1,010 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based awards, which is expected to be recognized over a weighted-average period of 3.2 years.
On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Since no tax benefit was recorded for share-based payment awards in the three-month and six-month periods ended June 30, 2006, the aforementioned provisions of SFAS 123R and the related FASB Staff Position No. FAS 123R-3 had no impact on the Condensed Consolidated Financial Statements.
6. Acquisitions
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
The consideration paid at closing pursuant to the Asset Purchase Agreement was $1,000 in cash, including $100 placed in escrow under holdback provisions defined in the Asset Purchase Agreement and 71,003 shares of the Company’s common stock valued at $500. Legal and other costs of $51 were paid in connection with the transaction, of which $36 was paid in cash and $15 was paid through the issuance of 2,105 shares of common stock. The calculation of the 71,003 shares of the Company’s common stock was determined by dividing $500 by the greater of (i) average closing price per share for the Common Stock as reported by AMEX for the five consecutive trading days ending prior to February 1, 2006 or (ii) $4.50.
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
Additional purchase price consideration valued at $964 and recorded as goodwill was paid to Netarch in June 2006 for achievement of certain operating profit milestones during the twelve-month period ending May 31, 2006. The consideration was comprised of $394 paid in cash and 97,413 shares of the Company’s common stock valued at the average closing price per share as reported by NASDAQ for the five consecutive trading days ending June 28, 2006.
The Company will pay Netarch additional purchase price consideration if certain financial milestones are achieved during 2007 and 2008. The Company will issue Netarch a maximum of 75,000 shares of common stock following each of the twelve-month periods ending May 31, 2007 and 2008 if operating profit during such periods exceeds $660 and $726, respectively. If operating profit is less than the applicable milestone for any of the two years, the number of shares of common stock issuable by the Company will be equal to 75,000 multiplied the percentage of actual operating profit during the period as compared to the applicable milestone. Additional purchase price consideration, if any, will be recorded as goodwill.
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
Additional purchase price consideration valued at $1,434 and recorded as goodwill will be paid to InfoGroup in August 2006 for achievement of certain operating profit milestones during the twelve-month period ending June 30, 2006. The consideration will consist of $717 payable in cash and $717 in shares of the Company’s common stock, which are included in Other Current Liabilities and Common Stock Issuable, respectively, in the June 30, 2006 balance sheet. The calculation of the number of shares of Company’s common stock issued will be determined by dividing $717 by the average closing price per share for the common stock as reported by NASDAQ for the five consecutive trading days ending two days prior to August 15, 2006. Additionally, cash and stock valued at $70 will be paid to the broker of the transaction.
The following table summarizes the estimated fair values, including professional fees and other related acquisition costs, at the date of acquisition, including additional purchase price consideration subsequently paid or payable. The Company obtained a third party valuation of certain tangible and intangible assets for each acquisition.

	Datatran	Network	InfoGroup
	Network	Architects,	Northwest,
	Systems	Corp.	Inc.
Allocated acquisition cost:
Intangibles — customer relationships and noncompete agreements amortized over 3 years	$168	$241	$134
Inventory	25	—	—
Property and equipment	38	500	297
Security deposits	5	4	6
Goodwill	1,315	4,584	3,591

Total acquisition cost	$1,551	$5,329	$4,028

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$38,678	$35,174	$64,999	$67,494

Net income (loss) from continuing operations	$613	$39	$(30)	$(5,211)

Net income (loss) per share from continuing operations:
Basic	$0.10	$0.01	$(0.00)	$(0.89)

Diluted	$0.08	$0.01	$(0.00)	$(0.89)

Weighted average shares used in calculation:
Basic	6,223,118	6,066,379	6,162,273	5,878,568

Diluted	7,324,469	6,066,379	7,228,990	5,878,568

7. Discontinued Operations
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
•
$800 placed in escrow, which is available to satisfy indemnified losses, if any, as defined in the Agreement. Funds placed in escrow are excluded from the estimated gain stated above. Approximately $339 in indemnified losses have been paid as of July 31, 2006.

•
$221 representing a preliminary net working capital adjustment, as defined. The final working capital adjustment recorded during the six-month period ended June 30, 2006, resulted in the further reduction of the sale proceeds of $40.

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
The results of operations and gain on disposal of discontinued operations are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Stratasoft	$—	$1,943	$268	$3,384
Valerent	1,364	1,588	3,045	3,254

Total	$1,364	$3,531	$3,313	$6,638

Income (loss) from operations of discontinued subsidiaries:
Stratasoft	$—	$(771)	$(260)	$(1,298)
Valerent	(326)	(130)	(372)	(128)

Total	(326)	(901)	(632)	(1,426)
Gain on disposal of discontinued operations:
Stratasoft	—	—	302	—
Telecom and Computer Products Divisions	469	64	469	64
Cumulative effect of change in accounting method at Stratasoft	—	—	—	566
Income tax expense (benefit)	—	(6)	—	17

Income (loss) from discontinued operations, net of income taxes	$143	$(831)	$139	$(1,945)

The components of assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets are as follows:

	June 30,	December 31,
	2006	2005
Current assets of discontinued operations:
Accounts receivable, net	$698	$1,533
Inventory	35	592
Costs and earnings in excess of billings	—	266
Notes receivable and other current assets	—	173

Total	$733	$2,564

Noncurrent assets of discontinued operations:
Property and equipment, net	$106	$392
Patents, net	—	653
Other noncurrent assets	—	12

Total	$106	$1,057

	June 30,	December 31,
	2006	2005
Current liabilities of discontinued operations:
Accounts payable	$362	$620
Billings in excess of costs and earnings	—	201
Accrued expenses	183	1,376
Deferred revenue	28	644
Current portion of long-term debt	—	95

Total	$573	$2,936

Long-term liabilities of discontinued operations:
Long-term debt	$—	$7

8. Earnings Per Share
Basic EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive stock options and warrants less the number of treasury shares assumed to be purchased from the exercise proceeds and measured but unrecognized compensation cost using the average market price of the Company’s common stock for each of the periods presented.
For the three-month and six-month periods ended June 30, 2005, INX’s potentially dilutive options of 1,193,561 and 1,171,627, respectively, were not used in the calculation of diluted earnings since the effect of potentially dilutive securities in computing a loss per share was antidilutive. The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator for basic and diluted earnings per share:
Net income (loss) from continuing operations	$613	$413	$89	$(4,981)
Income (loss) from discontinued operations, net of income taxes	143	(831)	139	(1,945)

Net income (loss)	$756	$(418)	$228	$(6,926)

Denominator for basic earnings per share — weighted-average shares outstanding	6,223,118	5,621,589	6,135,350	5,433,778
Effect of dilutive securities — shares issuable from assumed conversion of common stock options and restricted stock	1,101,351	—	1,066,717	—

Denominator for diluted earnings per share — weighted-average shares outstanding	7,324,469	5,621,589	7,202,067	5,433,778

9. Elimination of Minority Interest in InterNetwork Experts, Inc.
On March 18, 2005, the Company acquired all of the InterNetwork Experts, Inc. shares held by a minority shareholder group in exchange for 244,890 shares of INX common stock. The transaction was recorded using the purchase method of accounting, resulting in recognition of goodwill of $1,408 including transaction costs of $180, elimination of $302 in minority interests, and an increase in common stock and additional paid-in-capital of $1,530. In connection with the transaction, InterNetwork Experts, Inc. stock options were exchanged for INX stock options, requiring remeasurement of the stock options as of the date of exchange. The resulting $5,729 charge to earnings was reflected as an increase in selling, general, and administrative expenses for the six-months ended June 30, 2005, with a corresponding increase in additional paid-in-capital and therefore had no impact on total stockholders’ equity.
10. Texas Margin Tax
In May 2006, Texas enacted a new law that substantially changes the state’s tax system. The law replaces the taxable-capital and earned-surplus components of its franchise tax with a new tax that is based on modified gross revenue. This new tax is referred to as the “Margin Tax” and is effective January 1, 2007. The Margin Tax had no impact on the Company’s deferred tax asset or deferred tax provision for the three-month and six-month periods ended June 30, 2006.

11. Commitments and Contingencies
Litigation — In August 2002, Inacom Corp. (“Inacom”) filed a lawsuit in the District Court of Douglas County, Nebraska styled Inacom Corp v. I-Sector Corporation, f/k/a Allstar Systems, Inc., claiming that we owed the sum of approximately $570 to Inacom as a result of Inacom’s termination of a Vendor Purchase Agreement between Inacom and us. The lawsuit was settled effective June 6, 2006 for $100. The excess accrual of $469 was credited to income from discontinued operations in the statements of operations for the three-month and six-month periods ended June 30, 2006.
INX is also party to other litigation and claims which management believes are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, INX believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.
12. Restatement
The Company historically reported revenues from hardware maintenance contracts on a gross basis by recording as products revenue the amount billed the customer for the hardware maintenance contract and recording as cost of products the amount charged by the third party providing the hardware maintenance contract. The Company previously believed it was a principal to the transaction and that the gross presentation was appropriate under EITF 99-19 because it has the credit risk for collection of the related accounts receivable, the obligation for payment of the contract purchase price to the third party, and complete latitude to set the pricing to the customer. Subsequently, the Company performed additional analysis and concluded that the third party providing service and support under the hardware maintenance contract is the primary obligor in the arrangement. Since the primary obligor under a transaction is a strong factor in the determination of principal versus agent under EITF 99-19, the Company determined that net revenue presentation is the more appropriate application of EITF 99-19. Accordingly, the Company reclassified the cost of hardware maintenance contracts from cost of product to product revenue for the three-month period ended March 31, 2006 in the amount of $4,511 and for the three-month and six-month periods ended June 30, 2005 in the amounts of $2,452 and $5,831, respectively. This reclassification reduced revenue by an amount equal to the cost of sales on these contracts as compared to the previous presentation and had no effect on gross profit or net income (loss) as previously reported. The following is a summary of the restatement:

		Total Cost of
	Total Revenue	Products and Services	Gross Profit
Three Months Ended March 31, 2006:
As previously reported	$30,787	$25,380	$5,407
As restated	$26,276	$20,869	$5,407
Three Months Ended June 30, 2005:
As previously reported	$30,817	$26,361	$4,456
As restated	$28,365	$23,909	$4,456
Six Months Ended June 30, 2005:
As previously reported	$55,478	$47,361	$8,117
As restated	$49,647	$41,530	$8,117
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements, including the notes thereto included elsewhere in this Form 10-Q and our annual report on Form 10-K/A for the fiscal year ended December 31, 2005, as previously filed with the Securities and Exchange Commission. Amounts are presented in thousands except for share and per share data.
Special notice regarding forward-looking statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to future events or our future financial performance including, but not limited to, statements contained in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that any statement that is not a statement of historical fact including, but not limited to, statements which may be identified by words including, but not limited to, “anticipate,” “appear,” “believe,” “could,” “estimate,” “expect,” “hope,” “indicate,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “seek,” “should,” “will,” “would,” and other variations or negative expressions thereof, are predictions or estimations and are subject to known and unknown risks and uncertainties. Numerous factors, including factors that we have little or no control over, may affect INX’s actual results and may cause actual results to differ materially from those expressed in the forward-looking statements contained herein. In evaluating such statements, readers should consider the various factors identified in our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission including the matters set forth in Item 1. — “Risks Related to Our Business,” which could cause actual events, performance or results to differ materially from those indicated by such statements.
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
•
$800 placed in escrow, which is available to satisfy indemnified losses, if any, as defined in the Agreement. Funds placed in escrow are excluded from the estimated gain stated above. Approximately $339 in indemnified losses have been paid as of July 31, 2006.

•
$221 representing a preliminary net working capital adjustment, as defined. The final working capital adjustment recorded during the three-month period ended March 31, 2006, resulted in the further reduction of the sale proceeds of $40.

•
We indemnified the buyer for potential losses as defined in the Agreement to a maximum of $1,400, inclusive of amounts placed in escrow. Excess funds held in escrow will be released on January 26, 2008, unless retained in escrow for potential indemnified losses as allowed in the Agreement under certain circumstances.

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
The consideration paid at closing pursuant to the Asset Purchase Agreement was $1,000 in cash, including $100 placed in escrow under holdback provisions defined in the Asset Purchase Agreement and 71,003 shares of our common stock valued at $500. Legal and other costs of $51 were paid in connection with the transaction, of which $36 was paid in cash and $15 was paid through the issuance of 2,105 shares of common stock. The calculation of the 71,003 shares of common stock was determined by dividing $500 by the greater of (i) average closing price per share for the Common Stock as reported by AMEX for the five consecutive trading days ending prior to February 1, 2006 or (ii) $4.50.
Additional consideration is payable based on the DNS branch office revenue during the twelve-month period ending February 28, 2007. If the revenue for that period (i) equals or exceeds $9,000 but is less than $9,250, then the amount of the additional purchase consideration will be $125, (ii) equals or exceeds $9,250 but is less than $9,500, then the amount of the additional purchase consideration will be $250, (iii ) equals or exceeds $9,500 but is less than $10,000, then the amount of the additional purchase consideration will be $375, (iv) equals or exceeds $10,000 then the amount of the additional purchase consideration will be $500 or (v) is less than $9,000, then there will be no additional purchase consideration. At our option, 50% of any additional purchase price consideration, if any, may be paid in the form of common stock. Additional purchase price consideration, if any, will be recorded as goodwill.
Network Architects, Corp.
Effective May 26, 2005, we acquired the operations and certain assets of Network Architects, Corp. (“Netarch”), a data network and IP telephony systems design, installation and support business with branches in Albuquerque, New Mexico, and El Paso, Texas. The consideration paid at closing consisted of cash in the amount of $2,000, common stock valued at $2,000, and payment of a note payable to a bank in the amount of $300. Legal and other costs of $65 were paid in cash in connection with the transaction. The calculation of the 308,166 shares common stock issued was determined by dividing $2,000 by the average closing price per share for the Common Stock as reported by AMEX for the five consecutive trading days ending May 20, 2005.
Additional purchase price consideration valued at $964 and recorded as goodwill was paid to Netarch in June 2006 for achievement of certain operating profit milestones during the twelve-month period ending May 31, 2006. The consideration was comprised of $394 paid in cash and 97,413 shares of common stock valued at the average closing price per share as reported by NASDAQ for the five consecutive trading days ending June 28, 2006.
We will pay Netarch additional purchase price consideration if certain financial milestones are achieved during 2007 and 2008. We will issue Netarch a maximum of 75,000 shares of common stock following each of the twelve-month periods ending May 31, 2007 and 2008 if operating profit during such periods exceeds $660 and $726, respectively. If operating profit is less than the applicable milestone for any of the two years, the number of shares of common stock issuable by us will be equal to 75,000 multiplied the percentage of actual operating profit during the period as compared to the applicable milestone. Additional purchase price consideration, if any, will be recorded as goodwill.
InfoGroup Northwest, Inc.
Effective June 29, 2005, we acquired the operations and certain assets of the InfoGroup Northwest, Inc. (“InfoGroup”) network solutions business with branches in Seattle, Washington, and Portland and Eugene, Oregon. The consideration paid at closing consisted of cash in the amount of $1,900 and common stock valued at $500. Legal, broker, and other costs of $123 were incurred in connection with the transaction, of which $12 was paid through the issuance of 1,586 shares of common stock and the remainder paid in cash. The calculation of the 63,516 shares of common stock issued was determined by dividing $500 by the average closing price per share for the common stock as reported by AMEX for the five consecutive trading days ending June 24, 2005.
Additional purchase price consideration valued at $1,434 and recorded as goodwill will be paid to InfoGroup in August 2006 for achievement of certain operating profit milestones during the twelve-month period ending June 30, 2006. The consideration will consist of $717 payable in cash and $717 in shares of common stock, which are included in Other Current Liabilities and Common Stock Issuable, respectively, in the June 30, 2006 balance sheet. The calculation of the number of shares of common stock issued will be determined by dividing $717 by the average closing price per share for the common stock as reported by NASDAQ for the five consecutive trading days ending two days prior to August 15, 2006. Additionally, cash and stock valued at $70 will be paid to the broker of the transaction.
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
SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the results of operations at their grant-date fair values. We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, our results of operations and financial position for prior periods have not been restated.
Equity Compensation Plans
We currently grant stock options under the following equity compensation plans:
1996 Incentive Stock Plan and the 1996 Non-Employee Director Stock Option Plan — Under the 1996 Incentive Stock Plan (the “1996 Incentive Plan”) and the 1996 Non-Employee Director Stock Option Plan (the “Director Plan”) as approved by the shareholders, our Compensation Committee may grant up to 417,500 shares of common stock, which have been reserved for issuance to certain employees and the directors of INX. At June 30, 2006, 5,150 shares were available for future grants under the 1996 Incentive Plan. The 1996 Incentive Plan provides for the granting of incentive awards in the form of stock options, restricted stock, phantom stock, stock bonuses and cash bonuses in accordance with the provisions of the plan. Additionally, no shares may be granted after the tenth anniversary of the 1996 Incentive Plan’s adoption. We have reserved for issuance, under the Director Plan, 100,000 shares of common stock, subject to certain anti-dilution adjustments, of which no shares were available for future grants at June 30, 2006. The Director Plan provided for a one-time option by newly elected directors to purchase up to 5,000 common shares, after which each director was entitled to receive an option to purchase up to 5,000 common shares upon each date of re-election to our Board of Directors. Options granted under the Director Plan and the 1996 Incentive Plan have an exercise price equal to the fair market value on the date of grant, are fully vested at June 30, 2006, and generally expire ten years after the grant date.
2000 Stock Incentive Plan — We adopted the 2000 Stock Incentive Plan (the “2000 Incentive Plan”) as approved at the May 2000 annual shareholder’s meeting. At the June 5, 2006 shareholder’s meeting the 2000 Incentive Plan was amended to increase the number of shares of common stock available for stock option grants to 2,473,103. The 2000 Incentive Plan provides for the granting of incentive awards in the form of stock-based awards and cash bonuses in accordance with the provisions of the plan. All employees, including officers, and consultants and non-employee directors are eligible to participate in the 2000 Incentive Plan. Generally, the Compensation Committee has the discretion to determine the exercise price of each stock option under the 2000 Incentive Plan, and they expire within ten years of the grant date, except those classified as Incentive Stock Option (“ISO”) grants to a 10% or greater stockholder. ISO options grants to a 10% or greater stockholder expire within five years of the grant date. The exercise price of each

ISO grant may not be less than 100% of the fair market value of a share of common stock on the date of grant (110% in the case of a 10% or greater stockholder). Options granted under the 2000 Incentive Plan are subject to either cliff or graded vesting, generally ranging from three to ten years. At June 30, 2006, 367,923 shares were available for future option grants under the 2000 Incentive Plan.
Grant-Date Fair Value
We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the three-month and six-month periods ended June 30, 2006 and 2005 were calculated using the following estimated weighted average assumptions:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Expected volatility	64.1%	58.6%	64.4%	66.4%
Expected term (in years)	6.2	8.0	6.3	8.0
Risk-free interest rate	5.1%	3.9%	5.0%	3.8%
Expected dividend yield	0%	0%	0%	0%
Expected volatility is based on historical volatility over the period IP communications solutions was our primary line of business. Beginning in 2006, we used the simplified method outlined in SAB 107 to estimate expected lives for options granted during the period. The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption. We have not historically issued any dividends and do not expect to in the future.
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
Share-based compensation expense recognized under SFAS 123R for the three-month and six-month periods ended June 30, 2006 was as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Cost of products and services — services	$14	$28
Selling, general and administrative expenses	110	154

Share-based compensation from continuing operations before income taxes	124	182
Income tax benefit	—	—

Share-based compensation from continuing operations	124	182
Share-based compensation from discontinued operations	2	4

Total share-based compensation	$126	$186

Impact of total share-based compensation on net income per share:
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)
During April 2005, options for 10,000 shares were granted to an employee at an exercise price of $0.01. The difference between the exercise price and fair market value at date of grant of $57 was charged to earnings during the three and six-month periods ended June 30, 2005, with a corresponding increase in additional paid-in-capital, resulting in no impact on total stockholders’ equity. The six-month period ended June 30, 2005 also included share-based compensation expense of $5,729 resulting from the remeasurement of stock options exchanged as part of the elimination of the InterNetwork Experts, Inc. minority interest as discussed further in Note 9. Prior to January 1, 2006, we accounted for its share-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” In accordance with APB Opinion No. 25, no share-based compensation cost was reflected in the our net income for grants of stock options to employees because we granted stock options with an exercise price equal to the market value of the stock on the date of grant. Had we used the fair value based accounting method for share-based compensation expense prescribed by SFAS Nos. 123 and 148 for the three-month and six-month periods ended June 30, 2005, our consolidated net loss and net loss per share would have been increased to the pro-forma amounts illustrated as follows:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Basic and diluted:
Net loss as reported	$(418)	$(6,926)
Add: share-based employee compensation recognized, net of related income tax effect	57	5,786
Deduct: share-based employee compensation, net of related income tax effect	(557)	(6,326)

Pro forma net loss	$(918)	$(7,466)

Net loss per share:
Basic — as reported	$(0.08)	$(1.27)
Basic — pro forma	$(0.16)	$(1.37)
Diluted — as reported	$(0.08)	$(1.27)
Diluted — pro forma	$(0.16)	$(1.37)
The total intrinsic value of options exercised during the three-month and six-month periods ended June 30, 2005 was $791 and $834, respectively. The total intrinsic value of share vested during the three-month and six-month periods ended June 30, 2005 was $117 and $130, respectively.
Option Activity
A summary of the activity under our stock option plans for the six-month period ended June 30, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at December 31, 2005	1,944,610	$2.66
Granted	113,367	6.38		$—
Exercised	(199,431)	2.22		$753
Canceled	(17,790)	5.53

Options outstanding June 30, 2006	1,840,756	$2.91	6.86	$5,695

Options exercisable at June 30, 2006	1,506,880	$2.21	6.32	$5,716

Options vested and options expected to vest at June 30, 2006	1,798,412	$2.91	6.93	$5,550

The total grant-date fair value of stock options that became fully vested during the six-months ended June 30, 2006 was approximately $221. The weighted average grant-date fair value of options granted during the three-month and six-month periods ended June 30, 2006 was $4.15 and $4.11, respectively. The weighted average grant-date fair value of options granted during the three-month and six-month periods ended June 30, 2005 was $4.98 and $3.51, respectively. As of June 30, 2006, there was $1,010 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based awards, which is expected to be recognized over a weighted-average period of 3.2 years.
On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Since no tax benefit was recorded for share-based payment awards in the three-month and six-month periods ended June 30, 2006, the aforementioned provisions of SFAS 123R and the related FASB Staff Position No. FAS 123R-3 had no impact on the Condensed Consolidated Financial Statements.

Results Of Operations
Period Comparisons. The following tables set forth, for the periods indicated, certain financial data derived from our condensed consolidated statements of operations. Percentages shown in the table below are percentages of total revenue, except for the products and services components of gross profit, which are percentages of the respective product and service revenue. As more fully described in Note 12 of Notes to Condensed Consolidated Financials Statements, we reclassified the cost of hardware maintenance contracts from cost of product to product revenue for the three-month period ended March 31, 2006 in the amount of $4,511 and for the three-month and six-month periods ended June 30, 2005 in the amounts of $2,452 and $5,831, respectively. This reclassification represents a change from gross to net reporting of hardware maintenance contract sales under EITF 99-19. This resulted in a reduction of revenue by an amount equal to the cost of sales on these contracts as compared to the previous presentation. There was no effect on gross profit or net income (loss) as previously reported.
Three Months Ended June 30, 2006 Compared To the Three Months Ended June 30, 2005

	Three Months Ended June 30,
	2006		2005
	Amount	%	Amount	%
			(As restated Note 12)
Revenue:
Products	$33,322	86.2	$25,543	90.1
Services	5,356	13.8	2,822	9.9

Total revenue	38,678	100.0	28,365	100.0

Gross profit:
Products	6,360	19.1	3,480	13.6
Services	1,272	23.7	976	34.6

Total gross profit	7,632	19.7	4,456	15.7
Selling, general and administrative expenses	7,001	18.1	4,044	14.2

Operating income	631	1.6	412	1.5
Interest and other income (expense), net	(18)	(0.0)	(26)	(0.1)
Income tax expense (benefit)	—	0.0	(27)	(0.1)

Net income from continuing operations	613	1.6	413	1.5
Income (loss) from discontinued operations, net of income taxes	143	0.4	(831)	(3.0)

Net income (loss)	$756	2.0	$(418)	(1.5)

Revenue. Total revenue increased by $10,313, or 36.4%, to $38,678 from $28,365. Products revenue increased $7,779, or 30.5% to $33,322 from $25,543. The increase in products revenue is primarily due to the revenue contribution from acquisitions, partially offset by the absence of Dallas ISD and Austin ISD project revenue generated in 2005. Services revenue increased $2,534 or 89.8% to $5,356 from $2,822. The increase in services revenue is primarily due to the revenue contribution from acquisitions and growth in the NetSurant(R) post-sale recurring support services revenue, which increased 145.4%, to $449 from $183, and in Federal government contract revenue.
Gross Profit. Total gross profit increased by $3,176, or 71.3%, to $7,632 from $4,456. Gross profit as a percentage of sales increased to 19.7% from 15.7%, due to the increase in products margin and due to the higher relative increase in higher gross margin services revenue vs. lower relative margin product revenue, partially offset by lower gross margin on service revenue in 2006 as compared to 2005. Gross profit on the products sales component increased $2,880 or 82.8%, to $6,360 from $3,480 and, as a percentage of sales, to 19.1% from 13.6%. Products gross profit percentage improved due to reduced cost of sales from a Cisco rebate program and large volume low margin projects in 2005 that did not recur in 2006. Gross profit on services revenue increased $296 or 30.3% to $1,272 from $976 and gross profit as a percent of services revenue decreased to 23.7% from 34.6%. The decrease in services gross margin was the result of higher labor utilization in 2005 compared to 2006, increased cost of service related to hiring new engineering staff prior to generating service revenue in newly entered markets, and higher NetSurant(R) costs incurred to support increased current business and expected future growth.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2,957, or 73.1% to $7,001 from $4,044. As a percentage of total revenue, these expenses increased to 18.1% from 14.2%. The increase in selling, general and administrative expenses was due to increased 2006 expenses for acquired locations, additional sales compensation costs on substantially higher revenues, and additional sales and administrative personnel costs from headcount increases. We expect our future selling, general and administrative expenses to continue to increase for anticipated revenue growth. However, we do expect to be able to limit the increase of selling, general and administrative expenses such that these operating expenses grow at a lesser rate than expected revenue increases because some of these expenses are relatively fixed in nature.
Operating Income. Operating income increased $219 to $631 from $412, primarily due to the growth in 2006 sales and margin dollars in excess of the growth in selling, general and administrative expenses.
Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $8 to an expense of $18 from an expense of $26 due to decreased borrowings under the credit facility.
Income (loss) from discontinued operations, net of tax. Income from discontinued operations increased by $974, to income of $143 from a loss of $831. Income from discontinued operations of $143 in the second quarter of 2006 consisted of a $469 gain from settlement of a lawsuit in the Computer Products Division, partially offset by a loss from operations of $326. The loss from discontinued operations of $831 in the second quarter of 2005 consisted of a loss from operations of $901, gain from adjustment of previously recorded accruals in the Telecom and Computer Products Divisions of $64, and an income tax benefit of $6.
Net income (loss). Net income increased $1,174 from a loss of $418 to income of $756, due to the substantial increase in sales and related margin primarily from acquired locations, partially offset by increased selling, general and administrative expenses.
Tax Loss Carryforward. Because of our prior operating losses we have accumulated a net operating loss carryforward for federal income tax purposes that, as of June 30, 2006, was approximately $2.3 million and is available to offset future federal taxable income. This carryforward expires during the period 2023 through 2025. In addition to potential expiration, there are several factors that could limit or eliminate our ability to use these carryforwards. For example, under Section 382 of the Internal Revenue Code of 1986, as amended, use of prior net operating loss carryforwards is limited after an ownership change. If we achieve sustained profitability, which may not happen, the use of net operating loss carryforwards would reduce our tax liability and increase our net income and available cash resources. When all operating loss carryforwards have been used or have expired, we would again be subject to increased tax expense and reduced earnings due to such tax expense.
Six Months Ended June 30, 2006 Compared To the Six Months Ended June 30, 2005

	Six Months Ended June 30,
	2006		2005
	Amount	%	Amount	%
			(As restated note 12)
Revenue:
Products	$55,633	85.6	$45,317	91.3
Services	9,321	14.4	4,330	8.7

Total revenue	64,954	100.0	49,647	100.0

Gross profit:
Products	10,778	19.4	6,817	15.0
Services	2,261	24.3	1,300	30.0

Total gross profit	13,039	20.1	8,117	16.3
Selling, general and administrative expenses	12,846	19.8	13,054	26.2

Operating income	193	0.3	(4,937)	(9.9)
Interest and other income (expense), net	(103)	(0.2)	(94)	(0.2)
Income tax expense (benefit)	1	0.0	(50)	(0.1)

Net income from continuing operations	89	0.1	(4,981)	(10.0)
Income (loss) from discontinued operations, net of income taxes	139	0.3	(1,945)	(4.0)

Net income (loss)	$228	0.4	$(6,926)	(14.0)

Revenue. Total revenue increased by $15,307, or 30.8%, to $64,954 from $49,647. Products revenue increased $10,316, or 22.8% to $55,633 from $45,317. The increase in products revenue is primarily due to the revenue contribution from acquisitions, partially offset by the absence of Dallas ISD project revenue generated in 2005. Services revenue increased $4,991 or 115.3% to $9,321 from $4,330. The increase in services revenue is primarily due to the revenue contribution from acquisitions and growth in the NetSurant(R) post-sale recurring support services revenue, which increased 167.7%, to $838 from $313, and in Federal government contract revenue.
Gross Profit. Total gross profit increased by $4,922, or 60.6%, to $13,039 from $8,117. Gross profit as a percentage of sales increased to 20.1% from 16.3%, due to the increase in products margin and due to the higher relative increase in higher gross margin services revenue vs. lower relative margin product revenue, partially offset by lower gross margin on service revenue in 2006 as compared to 2005. Gross profit on the products sales component increased $3,961 or 58.1%, to $10,778 from $6,817 and, as a percentage of sales, to 19.4% from 15.0%. Products gross profit percentage improved due to reduced cost of sales from a Cisco rebate program and large volume low margin projects in 2005 that did not recur in 2006. Gross profit on services revenue increased $961 or 73.9% to $2,261 from $1,300 and gross profit as a percent of services revenue decreased to 24.3% from 30.0%. The decrease in services gross margin was the result of higher labor utilization in 2005 compared to 2006, increased cost of service related to hiring new engineering staff prior to generating service revenue in newly entered markets, and higher NetSurant(R) costs incurred to support increased current business and expected future growth.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $208, or 1.6% to $12,846 from $13,054. As a percentage of total revenue, these expenses decreased to 19.8% from 26.2%. The decrease in selling, general and administrative expenses was due to a one-time noncash charge of $5,729 recorded in March 2005 for the remeasurement of options exchanged as part of the purchase of the minority interest in the former InterNetwork Experts, Inc. subsidiary. Excluding this one-time charge, selling, general and administrative expenses represented $7,325 or 14.7% of 2005 six-months total revenue. Partially offsetting the 2005 remeasurement charge were increased 2006 expenses for acquired locations, additional sales compensation costs on substantially higher revenues, and additional sales and administrative personnel costs from headcount increases. We expect our future selling, general and administrative expenses to continue to increase for anticipated revenue growth. However, we do expect to be able to limit the increase of selling, general and administrative expenses such that these operating expenses grow at a lesser rate than expected revenue increases because some of these expenses are relatively fixed in nature.
Operating Income (Loss). Operating income increased $5,130 to income of $193 from a loss of $4,937, primarily due to the 2005 remeasurement of options expense which resulted in a charge of $5,729, partially offset by increased selling, general and administrative expenses in 2006.
Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $9 to an expense of $103 from an expense of $94 primarily due higher average borrowings under the credit facility.
Income (loss) from discontinued operations, net of tax. Income from discontinued operations increased by $2,084, to income of $139 from a loss of $1,945. The income from discontinued operations of $139 in 2006 consisted of a loss from operations of $632, offset by the gain on disposal of Stratasoft in January 2006 of $302 and a $469 gain from settlement of a lawsuit in the Computer Products Division. The loss from discontinued operations of $1,945 in 2005 consisted of a loss from operations of $1,426, cumulative effect of the change in Stratasoft’s method of applying the percentage of completion accounting method of $566, gain from adjustment of previously recorded accruals in the Telecom and Computer Products Divisions of $64, and income tax expense of $17.
Net income (loss). Net income increased $7,154 from a loss of $6,926 to income of $228, primarily due to the 2005 remeasurement of options expense of $5,729 not occurring in 2006 and reduced loss from discontinued operations of $2,084, partially offset by increased selling, general and administrative expenses in 2006.
Tax Loss Carryforward. Because of our prior operating losses we have accumulated a net operating loss carryforward for federal income tax purposes that, as of June 30, 2006, was approximately $2.3 million and is available to offset future federal taxable income. This carryforward expires during the period 2023 through 2025. In addition to potential expiration, there are several factors that could limit or eliminate our ability to use these carryforwards. For example, under Section 382 of the Internal Revenue Code of 1986, as amended, use of prior net operating loss carryforwards is limited after an ownership change. If we achieve sustained profitability, which may not happen, the use of net operating loss carryforwards would reduce our tax liability and increase our net income and available cash resources. When all operating loss carryforwards have been used or have expired, we would again be subject to increased tax expense and reduced earnings due to such tax expense.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are collections from our accounts receivable and our credit facility with Castle Pines Capital LLC (the “Credit Facility”). We use the Credit Facility to finance the majority of our purchases of inventory, and to provide working capital when our cash flow from operations is insufficient. Our working capital was substantially unchanged at $6,940 as of June 30, 2006 compared to $7,392 at December 31, 2005.
Accounts Receivable. The timing of our collection of accounts receivable and payments of our accounts payable is one of the principal influences on our cash flow from operations. We typically sell our products and services on short-term credit terms. We try to minimize our credit risk by performing credit checks, obtaining letters of credit in certain instances, and conducting our own collection efforts. We had accounts receivable, net of allowance for doubtful accounts, of $35,339 and $24,903 at June 30, 2006 and December 31, 2005, respectively. Accounts receivable increased due to the timing of sales in the second quarter of 2006, which were heavily weighted towards the end of the quarter, compared to the fourth quarter of 2005, when the sales were more evenly weighted throughout the quarter.
Inventory. We had inventory of $690 and $79 at June 30, 2006 and December 31, 2005, respectively. We attempt to minimize the amount of inventory on hand to reduce the risk that the inventory will become obsolete or decline in value. As noted above, we rely principally on our Credit Facility to finance our inventory purchases. The increase in inventory at June 30, 2006 was primarily due to inventory received in June for customer orders to be delivered in the third quarter of 2006.
Contractual Obligations
Our contractual cash obligations with terms in excess of one year consist of lease obligations, substantially all of which are for office space. All notes payable and other debt, including our Credit Facility discussed above, have remaining terms of less than one year. The following table summarizes contractual cash obligations with terms in excess of one year as of June 30, 2006:

	Payments Due by Period
		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
		(Dollars in thousands)
Lease obligations	$2,967	$979	$1,501	$487	$—
Purchase obligations	284	142	142	—	—

Total contractual obligations	$3,251	$1,121	$1,643	$487	$—

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
Network Architects, Corp (“Netarch”). We will pay Netarch additional purchase price consideration if certain financial milestones are achieved during 2007 and 2008. We will issue Netarch a maximum of 75,000 shares of common stock following each of the twelve-month periods ending May 31, 2007 and 2008 if operating profit during such periods exceeds $660 and $726, respectively. If operating profit is less than the applicable milestone for any of the two years, the number of shares of common stock issuable by us will be equal to 75,000 multiplied the percentage of actual operating profit during the period as compared to the applicable milestone.
InfoGroup Northwest, Inc. (“InfoGroup”). Additional purchase price consideration valued at $1,434 and recorded as goodwill will be paid to InfoGroup in August 2006 for achievement of certain operating profit milestones during the twelve-month period ending June 30, 2006. The consideration will consist of $717 payable in cash and $717 in shares of common stock, which are included in Other Current Liabilities and Common Stock Issuable, respectively, in the June 30, 2006 balance sheet. The calculation of the number of shares of common stock issued will be determined by dividing $717 by the average closing price per share for the common stock as reported by NASDAQ for the five consecutive trading days ending two days prior to August 15, 2006. Additionally, cash and stock valued at $70 will be paid to the broker of the transaction.
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
Credit Facility. On December 27, 2005 we entered into a new $40,000 Credit Facility with Castle Pines Capital LLC (“CPC”) to provide inventory financing and to fund working capital requirements. The new facility with CPC replaces the $25,000 senior credit facility previously in place with Textron Financial Corporation. Key terms of the CPC facility agreement are summarized as follows:
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

•	The line of credit is collateralized by substantially all of our assets.
As of June 30, 2006, borrowing capacity and availability were as follows:

Total Credit Facility	$40,000
Borrowing base limitation	(13,093)

Total borrowing capacity	26,907
Less interest-bearing borrowings	(4,636)
Less non-interest bearing advances included in accounts payable	(21,264)

Total unused availability	$1,007

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
To the extent that we have credit availability under the Credit Facility, it provides us the ability to extend the payment terms past the Free Finance Period. Amounts extended past the Free Finance Period accrue interest and are classified as notes payable on our balance sheet. These extended payment balances under the Credit Facility accrue interest at the prime rate (8.25% at June 30, 2006) plus 0.5%.
As defined in the Credit Facility, there are restrictive covenants that are measured at each quarter and year end. These covenants require us to maintain specified levels and ratios of tangible net worth, debt to tangible net worth, working capital, and current ratio. At June 30, 2006, we were in compliance with the loan covenants, and we anticipate that we will be able to comply with the loan covenants during the next twelve months. If we violate any of the loan covenants, we would be required to seek waivers from CPC for those non-compliance events. If CPC refused to provide waivers, the amount due under the Credit Facility could be accelerated and we could be required to seek other sources of financing.
Cash Flows. During the six-month period ended June 30, 2006, our cash increased by $1,693. Operating activities provided cash of $749, investing activities used $1,437, and financing activities provided $2,381.
Operating Activities. Operating activities provided $749 in the six-month period ended June 30, 2006 as compared to providing cash of $4,738 in the comparable 2005 period. Operating activities from continuing operations provided $1,182 in the six-month period ended June 30, 2006 as compared to providing cash of $4,155 in the comparable 2005 period. Cash provided in the 2005 period in excess of the 2006 period was primarily from collection of receivables generated in 2004 from a school district project.

Changes in asset and liability accounts provided $126 in the six-month period ended June 30, 2006. The most significant sources of working capital related to an increase in accounts payable of $10,586, offset by the $10,462 increase in accounts receivable. Although overall receivables increased due to increased sales, the days sales outstanding decreased by 10 days to 63 days at June 30, 2006 from 73 days at December 31, 2005.
Investing Activities. Investing activities used $1,437 in the six-month period ended June 30, 2006 compared to a use of $4,849 for the comparable period in 2005. Our 2006 investing activities consisted of the purchase of Datatran, using cash of $1,036, payment of additional purchase price to Network Architects, Corp. of $394, and capital expenditures, which used cash of $1,124, less cash provided by the sale of Stratasoft stock of $1,117, net of transaction costs. Capital expenditures in both years were primarily related to purchases of computer equipment and software, and to a lesser degree, leasehold improvements. During the next twelve months, we do not expect to incur significant capital expenditures requiring cash and to possibly make acquisitions, each of which we expect will require the use of cash, the certainty or magnitude of which cannot be predicted.
Financing Activities. Financing activities provided $2,381 in the six-month period ended June 30, 2006 as compared to using $70 in the comparable period in 2005. The funds provided in the six-month period ended June 30, 2006 were primarily generated through borrowings under our credit facility in support of increased sales.
Restatement
We historically reported revenues from hardware maintenance contracts on a gross basis by recording as products revenue the amount billed the customer for the hardware maintenance contract and recording as cost of products the amount charged by the third party providing the hardware maintenance contract. We previously believed we were a principal to the transaction and that the gross presentation was appropriate under EITF 99-19 because we had the credit risk for collection of the related accounts receivable, the obligation for payment of the contract purchase price to the third party, and latitude to set the pricing to the customer. Subsequently, we performed additional analysis and concluded that the third party providing service and support under the hardware maintenance contract is the primary obligor in the arrangement. Since the primary obligor under a transaction is a strong factor in the determination of principal versus agent under EITF 99-19, we determined that net revenue presentation is the more appropriate application of EITF 99-19. Accordingly, we reclassified the cost of hardware maintenance contracts from cost of product to product revenue for the three-month period ended March 31, 2006 in the amount of $4,511 and for the three-month and six-month periods ended June 30, 2005 in the amounts of $2,452 and $5,831, respectively. This reclassification reduced revenue by an amount equal to the cost of sales on these contracts as compared to the previous presentation and had no effect on gross profit or net income (loss) as previously reported. The following is a summary of the restatement:

		Total Cost of
	Total Revenue	Products and Services	Gross Profit

Three Months Ended March 31, 2006:

As previously reported	$30,787	$25,380	$5,407

As restated	$26,276	$20,869	$5,407

Three Months Ended June 30, 2005:

As previously reported	$30,817	$26,361	$4,456

As restated	$28,365	$23,909	$4,456

Six Months Ended June 30, 2005:

As previously reported	$55,478	$47,361	$8,117

As restated	$49,647	$41,530	$8,117
Related Party Transactions
We lease office space from Allstar Equities, Inc., a Texas corporation (“Equities”), a company wholly owned by James H. Long, our Chief Executive Officer. The lease expires on January 31, 2007 and has a rental rate of $37 per month. On May 31, 2006 Equities gave us an option to renew this lease at our option under the following terms:
•	Renewal of the lease for five years from the date we exercise the option to renew.

•	Base rental rate under the renewed lease would be 98% of the current base rent per month of $37.

•	We are required to provide Equities with written notice of our intention to exercise this option no later than 90 days prior to the current expiration of the lease, January 31, 2007.
Consideration for the option to renew includes payment by us in 2006 of a portion of the parking lot paving costs and other improvements totaling approximately $82.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We incur certain market risks related to interest rate variations because we hold floating rate debt. Based upon the average amount of debt outstanding during the six-month period ended June 30, 2006, a one percent change in variable interest rates will not have a material impact on our financial condition.
Our business depends upon our ability to obtain an adequate supply of products and parts at competitive prices and on reasonable terms. Our suppliers are not obligated to have product on hand for timely delivery to us nor can they guarantee product availability in sufficient quantities to meet our demands. Our business is Cisco-centric. Any material disruption in our supply of products could have a material adverse effect on our financial condition and results of operations.
Item 4. Controls and Procedures
Under the supervision and with the participation of certain members of our management, including our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at June 30, 2006 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the first six months of 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In August 2002, Inacom Corp. (“Inacom”) filed a lawsuit in the District Court of Douglas County, Nebraska styled Inacom Corp v. I-Sector Corporation, f/k/a Allstar Systems, Inc., claiming that we owed the sum of approximately $570 to Inacom as a result of Inacom’s termination of a Vendor Purchase Agreement between Inacom and us. The lawsuit was settled effective June 6, 2006 for $100.
Item 4. Submission of Matters to a Vote of Security Holders
See Item 8.01 to Form 8-K filed June 6, 2006 which is incorporated herein by reference as the results of matters submitted to a vote of security holders required as part of this report.
Item 6. Exhibits
See exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INX Inc.

Date: August 21, 2006	By:	/s/ BRIAN FONTANA

Brian Fontana, Vice President
and Chief Financial Officer

Index to Exhibits

Exhibit
No.	Description	Filed Herewith or Incorporated by Reference From:
10.1	Fourth Amendment to I-Sector Corporate Incentive Plan	Exhibit 10.1 to Form 8-K filed June 6, 2006

10.2	Option to Renew Lease Between INX Inc. and Allstar Equities, Inc. dated May 31, 2006	Exhibit 10.1 to Form 8-K filed June 6, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith.

32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith.