Form 10-Q
period 2006-09-30
INX Inc
filed 2006-11-02
CIK 1020017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2006 to September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant has 6,523,721 shares of common stock outstanding as of October 24, 2006.

INX Inc. and Subsidiaries
FORM 10-Q for the Quarter Ended September 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited):
INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended
	September 30,
	2006	2005
		(As restated-
		Note 12)
Revenue:
Products	$39,847	$28,922
Services	5,397	4,241

Total revenue	45,244	33,163

Cost of products and services:
Products	33,215	24,816
Services	3,880	2,892

Total cost of products and services	37,095	27,708

Gross profit	8,149	5,455
Selling, general and administrative expenses	7,432	4,545

Operating income	717	910
Interest and other income (expense), net	(112)	(178)

Income from continuing operations before income taxes	605	732
Income tax expense	43	266

Income from continuing operations	562	466
Loss from discontinued operations, net of income taxes	(291)	(701)

Net income (loss)	$271	$(235)

Net income (loss) per share:
Basic:
Income from continuing operations	$0.09	$0.08
Loss from discontinued operations, net of income taxes	(0.05)	(0.12)

Net income (loss) per share	$0.04	$(0.04)

Diluted:
Income from continuing operations	$0.08	$0.08
Loss from discontinued operations, net of income taxes	(0.04)	(0.12)

Net income (loss) per share	$0.04	$(0.04)

Shares used in computing net income (loss) per share:
Basic	6,419,501	5,975,392

Diluted	7,284,261	5,975,392

The accompanying notes are an integral part of these condensed consolidated financial statements

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Nine months ended
	September 30,
	2006	2005
		(As restated
		Note 12)
Revenue:
Products	$95,480	$74,239
Services	14,718	8,571

Total revenue	110,198	82,810

Cost of products and services:
Products	78,070	63,316
Services	10,940	5,922

Total cost of products and services	89,010	69,238

Gross profit	21,188	13,572
Selling, general and administrative expenses	20,278	17,599

Operating income (loss)	910	(4,027)
Interest and other income (expense), net	(215)	(272)

Income (loss) from continuing operations before income taxes	695	(4,299)
Income tax expense	44	527

Income (loss) from continuing operations	651	(4,826)
Loss from discontinued operations, net of income taxes	(152)	(2,335)

Net income (loss)	$499	$(7,161)

Net income (loss) per share:
Basic:
Income (loss) from continuing operations	$0.10	$(0.86)
Loss from discontinued operations, net of income taxes	(0.02)	(0.42)

Net income (loss) per share	$0.08	$(1.28)

Diluted:
Income (loss) from continuing operations	$0.09	$(0.86)
Loss from discontinued operations, net of income taxes	(0.02)	(0.42)

Net income (loss) per share	$0.07	$(1.28)

Shares used in computing net income (loss) per share:
Basic	6,233,674	5,613,614

Diluted	7,191,431	5,613,614

The accompanying notes are an integral part of these condensed consolidated financial statements

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,146	$2,597
Accounts receivable, net of allowance of $277 and $161	38,127	24,903
Inventory	2,105	79
Other current assets	2,318	881
Current assets of discontinued operations	282	2,564

Total current assets	45,978	31,024
Property and equipment, net of accumulated depreciation of $2,119 and $2,344	3,011	2,050
Goodwill	10,889	7,121
Intangible and other assets, net of accumulated amortization of $1,215 and $1,007	359	393
Noncurrent assets of discontinued operations	106	1,057

Total assets	$60,343	$41,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$4,716	$2,707
Accounts payable	28,272	13,825
Accrued expenses	4,555	3,696
Other current liabilities	1,101	468
Current liabilities of discontinued operations	329	2,936

Total current liabilities	38,973	23,632

Long-term liabilities of discontinued operations	—	7
Other long-term liabilities	142	—
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 6,522,850 and 5,975,626 shares issued	65	60
Additional paid-in capital	30,264	27,546
Retained deficit	(9,101)	(9,600)

Total stockholders’ equity	21,228	18,006

Total liabilities and stockholders’ equity	$60,343	$41,645

The accompanying notes are an integral part of these condensed consolidated financial statements

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	$.01 par value		Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2005	5,975,626	$60	$27,546	$(9,600)	$18,006
Exercise of common stock options and other	252,639	2	480	—	482
Issuance of shares for Datatran acquisition	73,108	1	514	—	515
Issuance of shares as additional purchase price consideration for Network Architect, Corp. acquisition	97,413	1	570	—	571
Issuance of shares as additional purchase price consideration for InfoGroup Northwest, Inc. acquisition	122,544	1	750	—	751
Share-based compensation expense related to employee stock options	—	—	264	—	264
Share-based compensation expense related to restricted stock grant	—	—	2	—	2
Common stock grant to employee	1,520	—	10	—	10
Issuance of warrants	—	—	128	—	128
Net income	—	—	—	499	499

Balance at September 30, 2006	6,522,850	$65	$30,264	$(9,101)	$21,228

The accompanying notes are an integral part of this condensed consolidated financial statement

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$499	$(7,161)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net loss from discontinued operations	152	2,866
Tax benefit from discontinued operations	—	(531)
Minority interest	—	23
Depreciation and amortization	854	647
Share-based compensation expense related to employee stock options and restricted stock grant	261	—
Loss on retirement of assets	20	31
Bad debt expense	3	(30)
Exchange of options in merger of subsidiary	—	5,729
Issuance of stock grant	10	57
Changes in operating assets and liabilities:
Accounts receivable	(13,227)	(8,786)
Inventory (net of effect of acquisition)	(2,001)	15
Accounts payable	14,456	5,427
Other assets and liabilities	62	1,163

Net cash provided by (used in) continuing operations	1,089	(550)
Net operating activities of discontinued operations	(516)	739

Net cash provided by operating activities	573	189

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Datatran Network Systems	(1,000)	—
Acquisition of Network Architects, Corp.	(394)	(2,300)
Acquisition of InfoGroup Northwest, Inc.	(750)	(1,900)
Transaction costs paid for acquisitions	(32)	(368)
Capital expenditures (net of effect of acquisitions)	(1,589)	(362)

Net cash used in investing activities of continuing operations	(3,765)	(4,930)
Net investing activities of discontinued operations:
Proceeds from sale of Stratasoft stock, net of transaction costs	1,251	—
Capital expenditures	—	(59)

Net cash used in investing activities	(2,514)	(4,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	482	209
Net borrowings of short-term interest bearing credit facilities	2,086	881
Payments on notes payable	(77)	(18)

Net cash provided by financing activities of continuing operations	2,491	1,072
Net financing activities of discontinued operations	(1)	(70)

Net cash provided by financing activities	2,490	1,002

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	549	(3,798)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,597	4,975

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,146	$1,177

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$150	$274
Cash paid for income taxes	$8	$33
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of INX minority interest:
Issuance of common stock	$—	$1,530
Transaction costs accrued	—	180
Minority interest acquired	—	(302)
Acquisition of Network Architects, Corp.:
Fair value of assets acquired	965	4,300
Common stock issued	(571)	(2,000)
Acquisition of InfoGroup Northwest, Inc.:
Fair value of assets acquired	1,501	2,400
Common stock issued	(751)	(500)
Acquisition of Datatran Network Systems:
Fair value of assets acquired	1,515	—
Common stock issued	(515)	—
Sale of Stratasoft — warrants issued	128	—
The accompanying notes are an integral part of these condensed consolidated financial statements

INX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share amounts)
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
2. Basis of Presentation
The accompanying unaudited financial data as of September 30, 2006 and for the three-month and nine-month periods ended September 30, 2006 and 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2005 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005 (“Annual Report”).
In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair presentation of financial position as of September 30, 2006, results of operations for the three-month and nine-month periods ended September 30, 2006 and 2005, cash flows for the nine months ended September 30, 2006 and 2005, and stockholders’ equity for the nine months ended September 30, 2006, have been included. The results of the interim periods are not necessarily indicative of results for the full year or any future period.
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
The Company sells hardware maintenance contracts that are serviced and supported solely by a third party, who is the primary obligor of these contracts. There are multiple factors under Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, or EITF 99-19, but the primary obligor is a strong factor in determining whether the Company acts as a principal or agent and whether gross or net revenue presentation is appropriate. As the Company has concluded that it is more of an agent in the sale of hardware maintenance contracts, revenue is reported by the Company net of the cost of the hardware maintenance contract from the third party. See Note 12.
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
The Company recognizes revenue for multiple element arrangements based on the relative fair value of the separate elements. Comparable products and services are sold on a stand alone basis and under multiple element arrangements at the same prices. Stand alone pricing is vendor-specific objective evidence under EITF 00-21. Customers are not required to and frequently do not select the same vendor for product and service. The customers’ decision does not impact the pricing of the portion of the bid selected.
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
4. Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company beginning January 1, 2007. The Company is currently evaluating the impact of this standard.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on financial position or results of operations.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on the consideration of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The staff believes registrants must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior year misstatements, on the Company’s current year consolidated financial statements. The staff prescribes two approaches to assessing the materially of misstatements; the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach”, which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach, misstatements are deemed material, the Company is required to adjust its financial statements, including correcting prior year financial statements, even though such correction was and continues to be immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require the Company to amend previously filed reports, rather such corrections may be made the next time the Company files its prior year statements. The Company does not currently anticipate any material adjustments resulting from the application of SAB 108.
5. Share-Based Compensation
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense based on estimated fair values for share-based payment awards. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has utilized the guidance of SAB 107 in its adoption of SFAS 123R.
SFAS 123R requires all share-based payments to be recognized in the results of operations at their grant-date fair values. The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.
Equity Compensation Plans
The Company currently grants stock options under the following equity compensation plans:
1996 Incentive Stock Plan and the 1996 Non-Employee Director Stock Option Plan — Under the 1996 Incentive Stock Plan (the “1996 Incentive Plan”) and the 1996 Non-Employee Director Stock Option Plan (the “Director Plan”) as approved by the shareholders, INX’s Compensation Committee may grant up to 417,500 shares of common stock, which have been reserved for issuance to certain employees and the directors of INX. At September 30, 2006, 6,070 shares were available for future grants under the 1996 Incentive Plan. The 1996 Incentive Plan provides for the granting of incentive awards in the form of stock options, restricted stock, phantom stock, stock bonuses and cash bonuses in accordance with the provisions of the plan. Additionally, no shares may be granted after the tenth anniversary of the 1996 Incentive Plan’s adoption. INX has reserved for issuance, under the Director Plan, 100,000 shares of common stock, subject to certain anti-dilution adjustments, of which no shares were available for future grants at September 30, 2006. The Director Plan provided for a one-time option by newly elected directors to purchase up to 5,000 common shares, after which each director was entitled to receive an option to purchase up to 5,000 common shares upon each date of re-election to INX’s Board of Directors. Options granted under the Director Plan and the 1996 Incentive Plan have an exercise price equal to the fair market value on the date of grant, are fully vested at September 30, 2006, and generally expire ten years after the grant date.
2000 Stock Incentive Plan — INX adopted the 2000 Stock Incentive Plan (the “2000 Incentive Plan”) as approved at the May 2000 annual shareholder’s meeting. At the June 5, 2006 shareholder’s meeting the 2000 Incentive Plan was amended to increase the number of shares of common stock available for stock option grants to 2,473,103. The 2000 Incentive Plan provides for the granting of incentive awards in the form of stock-based awards and cash bonuses in accordance with the provisions of the plan. All employees, including officers, and consultants and non-employee directors are eligible to participate in the 2000 Incentive Plan. Generally, the Compensation Committee has the discretion to determine the exercise price of each stock option under the 2000 Incentive Plan, and they expire within ten years of the grant date, except those classified as Incentive Stock Option (“ISO”) grants to a 10% or greater stockholder. ISO grants to a 10% or greater stockholder expire within five years of the grant date. The exercise price of each ISO grant may not be less than 100% of the fair market value of a share of common stock on the date of grant (110% in the case of a 10% or greater stockholder). Options granted under the 2000 Incentive Plan are subject to either cliff or graded vesting, generally ranging from three to ten years. At September 30, 2006, 361,203 shares were available for future option grants under the 2000 Incentive Plan.
Grant-Date Fair Value
The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the three-month and nine-month periods ended September 30, 2006 and 2005 were calculated using the following estimated weighted average assumptions:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Expected volatility	63.4%	73.3%	64.3%	66.4%
Expected term (in years)	6.5	8.0	6.3	8.0
Risk-free interest rate	5.0%	4.1%	5.0%	3.8%
Expected dividend yield	0%	0%	0%	0%
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
Share-Based Compensation Expense
The Company uses the straight-line attribution method to recognize expense for unvested options. The amount of share-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company will re-evaluate the forfeiture rate annually and adjust it as necessary.
Share-based compensation expense recognized under SFAS 123R for the three-month and nine-month periods ended September 30, 2006 was as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Cost of products and services — services	$14	$42
Selling, general and administrative expenses	63	217

Share-based compensation from continuing operations before income taxes	77	259
Income tax benefit	—	—

Share-based compensation from continuing operations	77	259
Share-based compensation from discontinued operations	1	5

Total share-based compensation	$78	$264

Impact of total share-based compensation on net income per share:
Basic	$(0.01)	$(0.04)
Diluted	$(0.01)	$(0.04)
During April 2005, options for 10,000 shares were granted to an employee at an exercise price of $0.01. The difference between the exercise price and fair market value at date of grant of $57 was charged to earnings during the nine-month period ended September 30, 2005, with a corresponding increase in additional paid-in-capital, resulting in no impact on total stockholders’ equity. The nine-month period ended September 30, 2005 also included share-based compensation expense of $5,729 resulting from the remeasurement of stock options exchanged as part of the elimination of the InterNetwork Experts, Inc. minority interest as discussed further in Note 9. Prior to January 1, 2006, the Company accounted for its share-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” In accordance with APB Opinion No. 25, no share-based compensation cost was reflected in the Company’s net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. Had the Company used the fair value based accounting method for share-based compensation expense prescribed by SFAS Nos. 123 and 148 for the three-month and nine-month periods ended September 30, 2005, the Company’s consolidated net loss and net loss per share would have been increased to the pro-forma amounts illustrated as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Basic and diluted:
Net loss as reported	$(235)	$(7,161)
Add: share-based employee compensation recognized, net of related income tax effect	—	5,786
Deduct: share-based employee compensation, net of related income tax effect	(67)	(6,393)

Pro forma net loss	$(302)	$(7,768)

Net loss per share:
Basic — as reported	$(0.04)	$(1.28)
Basic — pro forma	$(0.05)	$(1.38)
Diluted — as reported	$(0.04)	$(1.28)
Diluted — pro forma	$(0.05)	$(1.38)
The total intrinsic value of options exercised during the three-month and nine-month periods ended September 30, 2005 was $89 and $924, respectively. The total grant-date fair value of share vested during the three-month and nine-month periods ended September 30, 2005 was $0 and $117, respectively.
Option Activity
A summary of the activity under the Company’s stock option plans for the nine-month period ended September 30, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at December 31, 2005	1,944,610	$2.66
Granted	118,367	6.37		$—
Exercised	(247,639)	1.95		$1,213
Canceled	(17,790)	5.53

Options outstanding September 30, 2006	1,797,548	$2.98	6.51	$6,653

Options exercisable at September 30, 2006	1,459,168	$2.26	5.98	$6,358

Options vested and options expected to vest at September 30, 2006	1,755,204	$2.93	6.60	$6,580

The total intrinsic value of options exercised during the three-month period ended September 30, 2006 was $278. The total grant-date fair value of stock options that became fully vested during the three-month and nine-month period ended September 30, 2006 was approximately $0 and $268, respectively. The weighted average grant-date fair value of options granted during the three-month and nine-month periods ended September 30, 2006 was $3.97 and $4.10, respectively. The weighted average grant-date fair value of options granted during the three-month and nine -month periods ended September 30, 2005 was $0 and $3.51, respectively. As of September 30, 2006, there was $951 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based awards, which is expected to be recognized over a weighted-average period of 3.0 years.
On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Since no tax benefit was recorded for share-based payment awards in the three-month and nine-month periods ended September 30, 2006, the aforementioned provisions of SFAS 123R and the related FASB Staff Position No. FAS 123R-3 had no impact on the Condensed Consolidated Financial Statements.
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
The consideration paid at closing pursuant to the Asset Purchase Agreement was $1,000 in cash, including $100 placed in escrow under holdback provisions defined in the Asset Purchase Agreement and 71,003 shares of the Company’s common stock valued at $500. Legal and other costs of $47 were paid in connection with the transaction, of which $32 was paid in cash and $15 was paid through the issuance of 2,105 shares of common stock. The calculation of the 71,003 shares of the Company’s common stock was determined by dividing $500 by the greater of (i) average closing price per share for the Common Stock as reported by AMEX for the five consecutive trading days ending prior to February 1, 2006 or (ii) $4.50.
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
Additional purchase price consideration valued at $965 and recorded as goodwill was paid to Netarch in June 2006 for achievement of certain operating profit milestones during the twelve-month period ended May 31, 2006. The consideration was comprised of $394 paid in cash and 97,413 shares of the Company’s common stock valued at the average closing price per share as reported by NASDAQ for the five consecutive trading days ending June 28, 2006.
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
Additional purchase price consideration valued at $1,430 and recorded as goodwill was paid to InfoGroup in August 2006 for achievement of certain operating profit milestones during the twelve-month period ending June 30, 2006. The consideration consisted of $715 payable in cash and $715 in shares of the Company’s common stock valued at the average closing price per share as reported by NASDAQ for the five consecutive trading days ending two days prior to August 15, 2006. Additionally, cash and stock valued at $71 was paid to the broker of the transaction.
The following table summarizes the estimated fair values, including professional fees and other related acquisition costs, at the date of acquisition, including additional purchase price consideration subsequently paid. The Company obtained a third party valuation of certain tangible and intangible assets for each acquisition.

	Datatran	Network	InfoGroup
	Network	Architects,	Northwest,
	Systems	Corp.	Inc.
Allocated acquisition cost:
Intangibles — customer relationships and noncompete agreements amortized over 3 years	$168	$241	$134
Inventory	25	—	—
Property and equipment	38	500	297
Security and customer deposits	5	4	15
Goodwill	1,311	4,584	3,579

Total acquisition cost	$1,547	$5,329	$4,025

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$45,244	$37,315	$110,243	$104,809

Net income (loss) from continuing operations	$562	$814	$532	$(3,329)

Net income (loss) per share from continuing operations:
Basic	$0.09	$0.13	$0.08	$(0.56)

Diluted	$0.08	$0.13	$0.07	$(0.56)

Weighted average shares used in calculation:
Basic	6,419,501	6,048,500	6,260,597	5,900,481

Diluted	7,284,261	6,048,500	7,218,354	5,900,481

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
•
$800 placed in escrow, which is available to satisfy indemnified losses, if any, as defined in the Agreement. Funds placed in escrow are excluded from the estimated gain stated above. Approximately $448 in indemnified losses have been paid or presented for payment as of October 31, 2006.

•
$221 representing a preliminary net working capital adjustment, as defined. The final working capital adjustment recorded during June 2006 resulted in the further reduction of the sale proceeds of $40.

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

•	The Company may receive additional cash consideration if Stratasoft is sold by the buyer to another party prior to January 26, 2008, for an amount in excess of $15,000.
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
The sale of Valerent operations involved two separate transactions which were closed in October 2006 and will be recorded in the Company’s quarter ending December 31, 2006. The managed services business and related inventory, property and equipment were sold to OuterNet Management, L.P. for a cash sales price of $185. The consulting business and related property and equipment were sold to Vicano Acquisition Corp., a company owned by Valerent’s former President and brother-in-law of our CEO and largest shareholder. The consulting business was sold for cash paid at closing of $50 and a $70 promissory note to be received in twenty-four monthly installments of $3 plus interest of 10%. Additional sales price is due to the Company if certain revenue thresholds and conditions are met. The Company will record a gain of approximately $29 on the cash component of the transactions and will record a gain on proceeds under the $70 promissory note as received.
The results of operations and gain on disposal of discontinued operations are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Stratasoft	$—	$860	$268	$4,244
Valerent	1,155	1,830	4,201	5,106

Total	$1,155	$2,690	$4,469	$9,350

Loss from operations of discontinued subsidiaries:
Stratasoft	$—	$(892)	$(260)	$(2,190)
Valerent	(291)	(40)	(663)	(168)

Total	(291)	(932)	(923)	(2,358)
Gain (loss) on disposal of discontinued operations:
Stratasoft	—	—	302	—
Telecom and Computer Products Divisions	—	(6)	469	58
Cumulative effect of change in accounting method at Stratasoft	—	—	—	566
Income tax benefit	—	(237)	—	(531)

Loss from discontinued operations, net of income taxes	$(291)	$(701)	$(152)	$(2,335)

The components of assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets are as follows:

	September 30,	December 31,
	2006	2005
Current assets of discontinued operations:
Net receivables	$270	$1,706
Inventory	12	592
Costs and earnings in excess of billings	—	266

Total	$282	$2,564

Noncurrent assets of discontinued operations:
Property and equipment, net	$106	$392
Patents, net	—	653
Other noncurrent assets	—	12

Total	$106	$1,057

Current liabilities of discontinued operations:
Accounts payable	$163	$620
Billings in excess of costs and earnings	—	201
Accrued expenses	149	1,376
Deferred revenue	17	644
Current portion of long-term debt	—	95

Total	$329	$2,936

Long-term liabilities of discontinued operations:
Long-term debt	$—	$7

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
For the three-month and nine-month periods ended September 30, 2005, INX’s potentially dilutive options of 1,131,766 and 1,151,825, respectively, were not used in the calculation of diluted earnings since the effect of potentially dilutive securities in computing a loss per share was antidilutive. The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator for basic and diluted earnings per share:
Net income (loss) from continuing operations	$562	$466	$651	$(4,826)
Loss from discontinued operations, net of income taxes	(291)	(701)	(152)	(2,335)

Net income (loss)	$271	$(235)	$499	$(7,161)

Denominator for basic earnings per share — weighted-average shares outstanding	6,419,501	5,975,392	6,233,674	5,613,614
Effect of dilutive securities — shares issuable from assumed conversion of common stock options and restricted stock	864,760	—	957,757	—

Denominator for diluted earnings per share — weighted-average shares outstanding	7,284,261	5,975,392	7,191,431	5,613,614

For the three-month and nine-month periods in 2006 and 2005, we did not include 685,000 warrants issued in 2004 to purchase common stock in the determination of dilutive shares since they are antidilutive.
9. Elimination of Minority Interest in InterNetwork Experts, Inc.
On March 18, 2005, the Company acquired all of the InterNetwork Experts, Inc. shares held by a minority shareholder group in exchange for 244,890 shares of INX common stock. The transaction was recorded using the purchase method of accounting, resulting in recognition of goodwill of $1,408 including transaction costs of $180, elimination of $302 in minority interests, and an increase in common stock and additional paid-in-capital of $1,530. In connection with the transaction, InterNetwork Experts, Inc. stock options were exchanged for INX stock options, requiring remeasurement of the stock options as of the date of exchange. The resulting $5,729 charge to earnings was reflected as an increase in selling, general, and administrative expenses for the nine-months ended September 30, 2005, with a corresponding increase in additional paid-in-capital and therefore had no impact on total stockholders’ equity.
10. Texas Margin Tax
In May 2006, Texas enacted a new law that substantially changes the state’s tax system. The law replaces the taxable-capital and earned-surplus components of its franchise tax with a new tax that is based on modified gross revenue. This new tax is referred to as the “Margin Tax” and is effective January 1, 2007. The Margin Tax had no impact on the Company’s deferred tax asset or deferred tax provision for the three-month and nine -month periods ended September 30, 2006.
11. Commitments and Contingencies
Litigation — In August 2002, Inacom Corp. (“Inacom”) filed a lawsuit in the District Court of Douglas County, Nebraska styled Inacom Corp v. I-Sector Corporation, f/k/a Allstar Systems, Inc., claiming that we owed the sum of approximately $570 to Inacom as a result of Inacom’s termination of a Vendor Purchase Agreement between Inacom and us. The lawsuit was settled effective June 6, 2006 for $100. The excess accrual of $469 was credited to income from discontinued operations in the statement of operations for the nine-month period ended September 30, 2006.
INX is also party to other litigation and claims which management believes are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, INX believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.
Leases — The Company currently leases approximately 48,000 square feet of office space from Allstar Equities, Inc., (“Allstar”), wholly-owned by Mr. James H. Long, the Company’s Chief Executive Officer and largest shareholder. The office space is leased at the rate of $37 per month triple net with an expiration date of January 31, 2007. Due to the sale of the Company’s former Stratasoft and Valerent subsidiaries, substantially less space will be required by the Company at this location. Accordingly, on October 11, 2006, the Company executed a new lease agreement (“New Lease”) with Allstar effective February 1, 2007, reducing the leased space to 16,488 square feet under the following terms:
•	A lease term of eighty-four months ending January 31, 2014.

•
Base rent of $20 per month, gross. Under the current lease, occupancy expenses such as electricity, gas, water, janitorial, and security averaging approximately $280 per year are paid by the Company. Under the New Lease these costs are included in the base rent.

•
A buildout allowance of $31 to be used by the Company to partially offset the costs of remodeling the leased premises and first floor common areas. The buildout allowance was provided by reducing the monthly lease payment from $21 to $20.

•	A security deposit of $20 is required, which is a reduction from the $38 currently held by Allstar.

•
The Company has the option to terminate the lease at the end of the sixtieth or seventy-second month of the lease term. In order to exercise its option, the Company is required to provide Allstar with a minimum of 180 days advance written notice of its intent to terminate the lease. If 360 days of advance written notice is given by the Company, a termination fee of one month’s base rent is immediately payable, and if 180 days of advance written notice is given by the Company, a termination fee of two months’ base rent is immediately payable.

•
At any time during the term of the lease, Allstar has the right to pay the Company in cash the amount of unamortized buildout allowance, after which the monthly basic rent payable under the lease increases from $20 to $21 for the remaining term of the lease.

•	The Company has the option to renew the lease for two additional terms of five years each at the lesser of the then prevailing fair market rental rate or 105% of the base rent under the New Lease.
The Audit Committee of the Board of Directors engaged the services of an independent real estate consultant to evaluate the fair market rental and related lease terms for comparable facilities in Houston. Based on the recommendations of the independent consultant the Audit Committee of the Board of Directors approved the transactions contemplated by the New Lease.
12. Restatement
The Company historically reported revenues from hardware maintenance contracts on a gross basis by recording as products revenue the amount billed the customer for the hardware maintenance contract and recording as cost of products the amount charged by the third party providing the hardware maintenance contract. The Company previously believed it was a principal to the transaction and that the gross presentation was appropriate under EITF 99-19 because it has the credit risk for collection of the related accounts receivable, the obligation for payment of the contract purchase price to the third party, and complete latitude to set the pricing to the customer. Subsequently, the Company performed additional analysis and concluded that the third party providing service and support under the hardware maintenance contract is the primary obligor in the arrangement. Since the primary obligor under a transaction is a strong factor in the determination of principal versus agent under EITF 99-19, the Company determined that net revenue presentation is the more appropriate application of EITF 99-19. Accordingly, the Company reclassified the cost of hardware maintenance contracts from cost of product to product revenue for the three-month and nine-month periods ended September 30, 2005 in the amounts of $3,306 and $9,137, respectively. This reclassification reduced revenue by an amount equal to the cost of sales on these contracts as compared to the previous presentation and had no effect on gross profit or net income (loss) as previously reported. The following is a summary of the restatement:

		Total Cost of
	Total Revenue	Products and Services	Gross Profit
Three Months Ended September 30, 2005:
As previously reported	$36,469	$31,014	$5,455
As restated	$33,163	$27,708	$5,455
Nine Months Ended September 30, 2005:
As previously reported	$91,947	$78,375	$13,572
As restated	$82,810	$69,238	$13,572
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
Results Of Operations
Period Comparisons. The following tables set forth, for the periods indicated, certain financial data derived from our condensed consolidated statements of operations. Percentages shown in the table below are percentages of total revenue, except for the products and services components of gross profit, which are percentages of the respective product and service revenue. As more fully described in Note 12 of Notes to Condensed Consolidated Financials Statements, we reclassified the cost of hardware maintenance contracts from cost of product to product revenue for the three-month and nine-month periods ended September 30, 2005 in the amounts of $3,306 and $9,137, respectively. This reclassification represents a change from gross to net reporting of hardware maintenance contract sales under EITF 99-19. This resulted in a reduction of revenue by an amount equal to the cost of sales on these contracts as compared to the previous presentation. There was no effect on gross profit or net income (loss) as previously reported.
Three Months Ended September 30, 2006 Compared To the Three Months Ended September 30, 2005

	Three Months Ended September 30,
	2006		2005
	Amount	%	Amount	%
			(As restated
			Note 12)
Revenue:
Products	$39,847	88.1	$28,922	87.2
Services	5,397	11.9	4,241	12.8

Total revenue	45,244	100.0	33,163	100.0

Gross profit:
Products	6,632	16.6	4,106	14.2
Services	1,517	28.1	1,349	31.8

Total gross profit	8,149	18.0	5,455	16.4
Selling, general and administrative expenses	7,432	16.5	4,545	13.7

Operating income	717	1.5	910	2.7
Interest and other income (expense), net	(112)	(0.2)	(178)	(0.5)
Income tax expense	43	0.1	266	0.8

Income from continuing operations	562	1.2	466	1.4
Loss from discontinued operations, net of income taxes	(291)	(0.6)	(701)	(2.1)

Net income (loss)	$271	0.6	$(235)	(0.7)

Revenue. Total revenue increased by $12,081, or 36.4%, to $45,244 from $33,163. Products revenue increased $10,925, or 37.8% to $39,847 from $28,922. The increase in products revenue is primarily due to the revenue contribution from acquisitions and sales offices opened during 2006 and a major project for a large Houston based hospital customer, partially offset by the absence of revenue from two large education projects generated in 2005. Services revenue increased $1,156 or 27.3% to $5,397 from $4,241. The increase in services revenue is primarily due to the growth in the NetSurant(R) post-sale recurring support services revenue, which increased 188.7%, to $765 from $265, higher Federal government contract revenue, and the revenue contribution from the Datatran acquisition.
Gross Profit. Total gross profit increased by $2,694, or 49.4%, to $8,149 from $5,455. Gross profit as a percentage of sales increased to 18.0% from 16.4%, due to the increase in products margin in 2006 as compared to 2005, partially offset by lower gross margin on service revenue in 2006 as compared to 2005. Gross profit on the products sales component increased $2,526 or 61.5%, to $6,632 from $4,106 and, as a percentage of sales, to 16.6% from 14.2%. Products gross profit percentage improved due to a greater amount of low margin projects in 2005 than in 2006. Gross profit on services revenue increased $168 or 12.5% to $1,517 from $1,349 and gross profit as a percent of services revenue decreased to 28.1% from 31.8%. The decrease in services gross margin as a percent of services revenue was the result of increased cost of service related to hiring new engineering staff in newly entered markets.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2,887, or 63.5% to $7,432 from $4,545. As a percentage of total revenue, these expenses increased to 16.5% from 13.7%. The increase in selling, general and administrative expenses was due to increased 2006 expenses for acquired locations, additional sales compensation costs on substantially higher revenues, and additional sales and administrative personnel costs from headcount increases. We expect our future selling, general and administrative expenses to continue to increase for anticipated revenue growth. However, we expect to limit the increase of selling, general and administrative expenses so that these expenses grow at a lesser rate than revenue increases because some of these expenses are relatively fixed in nature.
Operating Income. Operating income decreased $193 to $717 from $910, primarily due to the increase in selling, general and administrative expenses in excess of the growth in 2006 sales and margin dollars.
Interest and Other Income (Expense), Net. Interest and other income (expense), net, decreased by $66 to net expense of $112 from net expense of $178 due to decreased borrowings under the credit facility.
Loss from discontinued operations, net of tax. Loss from discontinued operations decreased by $410, to a loss of $291 from a loss of $701. Loss from discontinued operations of $291 in the third quarter of 2006 consisted of a loss from operations. The loss from discontinued operations of $701 in the third quarter of 2005 consisted of a loss from operations of $932 and a loss from the adjustment of previously recorded accruals in the Telecom and Computer Products Divisions of $6, partially offset by an income tax benefit of $237.
Net income (loss). Net income increased $506 from a loss of $235 to income of $271, due to a reduced loss from discontinued operations, lower interest and income tax expense, and a substantial increase in sales and related margin primarily from acquired locations and newly opened sales offices, partially offset by increased selling, general and administrative expenses.
Tax Loss Carryforward. Because of our prior operating losses we have accumulated a net operating loss carryforward for federal income tax purposes that, as of September 30, 2006, was approximately $1,900 and is available to offset future federal taxable income. This carryforward expires during the period 2023 through 2025. In addition to potential expiration, there are several factors that could limit or eliminate our ability to use these carryforwards. For example, under Section 382 of the Internal Revenue Code of 1986, as amended, use of prior net operating loss carryforwards is limited after an ownership change. If we achieve sustained profitability, which may not happen, the use of net operating loss carryforwards would reduce our tax liability and increase our net income and available cash resources. When all operating loss carryforwards have been used or have expired, we would again be subject to increased tax expense and reduced earnings due to such tax expense.
Nine Months Ended September 30, 2006 Compared To the Nine Months Ended September 30, 2005

	Nine Months Ended September 30,
	2006		2005
	Amount	%	Amount	%
			(As restated note 12)
Revenue:
Products	$95,480	86.6	$74,239	89.6
Services	14,718	13.4	8,571	10.4

Total revenue	110,198	100.0	82,810	100.0

Gross profit:
Products	17,410	18.2	10,923	14.7
Services	3,778	25.7	2,649	30.9

Total gross profit	21,188	19.2	13,572	16.4

	Nine Months Ended September 30,
	2006		2005
	Amount	%	Amount	%
			(As restated note 12)
Selling, general and administrative expenses	20,278	18.4	17,599	21.3

Operating income (loss)	910	0.8	(4,027)	(4.9)
Interest and other income (expense), net	(215)	(0.2)	(272)	(0.3)
Income tax expense	44	0.0	527	0.6

Income (loss) from continuing operations	651	0.6	(4,826)	(5.8)
Loss from discontinued operations, net of income taxes	(152)	(0.1)	(2,335)	(2.8)

Net income (loss)	$499	0.5	$(7,161)	(8.6)

Revenue. Total revenue increased by $27,388, or 33.1%, to $110,198 from $82,810. Products revenue increased $21,241, or 28.6% to $95,480 from $74,239. The increase in products revenue is primarily due to the revenue contribution from acquisitions, partially offset by the absence of revenue from two large education projects generated in 2005. Services revenue increased $6,147 or 71.7% to $14,718 from $8,571. The increase in services revenue is primarily due to the revenue contribution from acquisitions, growth in the NetSurant(R) post-sale recurring support services revenue, which increased 177.0%, to $1,603 from $579, and increased Federal government contract revenue.
Gross Profit. Total gross profit increased by $7,616, or 56.1%, to $21,188 from $13,572. Gross profit as a percentage of sales increased to 19.2% from 16.4%, due to the increase in products margin in 2006 as compared to 2005, partially offset by lower gross margin on service revenue in 2006 as compared to 2005. Gross profit on the products sales component increased $6,487 or 59.4%, to $17,410 from $10,923 and, as a percentage of product sales, to 18.2% from 14.7%. Products gross profit percentage improved due to a greater amount of large volume low margin projects in 2005 than in 2006 and reduced cost of sales from a Cisco rebate program. Gross profit on services revenue increased $1,129 or 42.6% to $3,778 from $2,649 and gross profit as a percent of services revenue decreased to 25.7% from 30.9%. The decrease in services gross margin was the result of the increased cost of service related to hiring new engineering staff prior to generating additional service revenue in newly entered markets, and higher NetSurant(R) costs incurred to support increased current business and expected future growth.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2,679, or 15.2% to $20,278 from $17,599. As a percentage of total revenue, these expenses decreased to 18.4% from 21.3%. The decrease in selling, general and administrative expenses as a percentage of sales was due to a one-time noncash charge of $5,729 recorded in March 2005 for the remeasurement of options exchanged as part of the purchase of the minority interest in the former InterNetwork Experts, Inc. subsidiary. Excluding this one-time charge, 2005 selling, general and administrative expenses were $11,870 or 14.3% of total revenue for the nine-month period. 2006 selling, general and administrative expenses increased due to costs in acquired locations, additional sales compensation costs on substantially higher revenues, and additional sales and administrative personnel costs from headcount increases. We expect our future selling, general and administrative expenses to continue to increase for anticipated revenue growth. However, we expect to limit the increase of selling, general and administrative expenses so that these expenses grow at a lesser rate than revenue increases because some of these expenses are relatively fixed in nature.
Operating Income (Loss). Operating income increased $4,937 to income of $910 from a loss of $4,027, primarily due to the 2005 remeasurement of options expense which resulted in a charge of $5,729, partially offset by increased selling, general and administrative expenses in 2006.
Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $57 to an expense of $215 from an expense of $272 primarily due lower average borrowings under our credit facility.
Loss from discontinued operations, net of tax. Loss from discontinued operations decreased by $2,183, to a loss of $152 from a loss of $2,335. The loss from discontinued operations of $152 in 2006 consisted of a loss from operations of $923, partially offset by the gain on disposal of Stratasoft in January 2006 of $302 and a $469 gain from settlement of a lawsuit in the Computer Products Division. The loss from discontinued operations of $2,335 in 2005 consisted of a loss from operations of $2,358, the cumulative effect of the change in Stratasoft’s method of applying the percentage of completion accounting method of $566, a gain from the adjustment of previously recorded accruals in the Telecom and Computer Products Divisions of $58, and an income tax benefit of $531.
Net income (loss). Net income increased $7,660 from a loss of $7,161 to income of $499, primarily due to the 2005 remeasurement of options expense of $5,729 and reduced loss from discontinued operations of $2,183, partially offset by increased selling, general and administrative expenses in 2006.
Tax Loss Carryforward. Because of our prior operating losses we have accumulated a net operating loss carryforward for federal income tax purposes that, as of September 30, 2006, was approximately $1,900 and is available to offset future federal taxable income. This carryforward expires during the period 2023 through 2025. In addition to potential expiration, there are several factors that could limit or eliminate our ability to use these carryforwards. For example, under Section 382 of the Internal Revenue Code of 1986, as amended, use of prior net operating loss carryforwards is limited after an ownership change. If we achieve sustained profitability, which may not happen, the use of net operating loss carryforwards would reduce our tax liability and increase our net income and available cash resources. When all operating loss carryforwards have been used or have expired, we would again be subject to increased tax expense and reduced earnings due to such tax expense.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are collections from our accounts receivable and our credit facility with Castle Pines Capital LLC (the “Credit Facility”). We use the Credit Facility to finance the majority of our purchases of inventory, and to provide working capital when our cash flow from operations is insufficient. Our working capital was substantially unchanged at $7,005 as of September 30, 2006 compared to $7,392 at December 31, 2005.
Accounts Receivable. The timing of our collection of accounts receivable and payments of our accounts payable is one of the principal influences on our cash flow from operations. We typically sell our products and services on short-term credit terms. We try to minimize our credit risk by performing credit checks, obtaining letters of credit in certain instances, and conducting our own collection efforts. We had accounts receivable, net of allowance for doubtful accounts, of $38,127 and $24,903 at September 30, 2006 and December 31, 2005, respectively. Accounts receivable increased because our revenues were 85% greater in the third quarter of 2006 than in the fourth quarter of 2005. Days sales outstanding was unchanged at 74.
Inventory. We had inventory of $2,105 and $79 at September 30, 2006 and December 31, 2005, respectively. We attempt to minimize the amount of inventory on hand to reduce the risk that the inventory will become obsolete or decline in value. As noted above, we rely principally on our Credit Facility to finance our inventory purchases. The increase in inventory at September 30, 2006 was due to inventory received in September for customer orders to be delivered in the fourth quarter of 2006.
Contractual Obligations
Our contractual cash obligations with terms in excess of one year consist of lease obligations, substantially all of which are for office space. A new Houston office space lease was signed in October 2006 as detailed in Note 11 to the Condensed Consolidated Financial Statements. We do not have any material contractual purchase obligations. We purchase inventory to fulfill in-hand orders from customers and we attempt to minimize the amount of inventory on hand to reduce the risk that the inventory will become obsolete or decline in value. We are able to do this by relying on the ready availability of products from our principal suppliers.
We expect to be able to meet our contractual cash payment obligations by their due dates through cash generated from operations, augmented, if needed, by borrowings under the Credit Facility.
Credit Facility. On December 27, 2005 we entered into a $40,000 Credit Facility with Castle Pines Capital LLC (“CPC”) to provide inventory financing and to fund working capital requirements. The facility with CPC replaces the $25,000 senior credit facility previously in place with Textron Financial Corporation. Key terms of the CPC facility agreement are summarized as follows:
•	The agreement provides a discretionary line of credit up to a maximum aggregate amount of $40,000 to purchase inventory from CPC approved vendors.

•	The agreement provides a working capital revolving line of credit under the above line of credit with an aggregate outstanding sublimit of $10,000 within the overall $40,000 limit.

•	The working capital revolving line of credit incurs interest payable monthly at the rate of prime plus 0.5% per annum.

•
The agreement contains customary covenants regarding maintenance of insurance coverage, maintenance of and reporting collateral, and submission of financial statements. The agreement also contains restrictive financial covenants measured as of the end of each calendar quarter as detailed further below.

•	The line of credit is collateralized by substantially all of our assets.

•	The line of credit is available until December 27, 2007, at which time it is renewable for up to two years at the lender’s discretion.
As of September 30, 2006, borrowing capacity and availability were as follows:

Total Credit Facility	$40,000
Borrowing base limitation	(10,590)

Total borrowing capacity	29,410
Less interest-bearing borrowings	(4,307)
Less non-interest bearing advances included in accounts payable	(25,034)

Total unused availability	$69

As a result of collections of vendor rebate and aged customer trade accounts receivable, our unused availability increased to $2,600 as of October 27, 2006.
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
To the extent that we have credit availability under the Credit Facility, it provides us the ability to extend the payment terms past the Free Finance Period. Amounts extended past the Free Finance Period accrue interest and are classified as notes payable on our balance sheet. These extended payment balances under the Credit Facility accrue interest at the prime rate (8.25% at September 30, 2006) plus 0.5%.
As defined in the Credit Facility, there are restrictive covenants that are measured at each quarter and year end. These covenants require us to maintain specified levels and ratios of tangible net worth, debt to tangible net worth, working capital, and current ratio. At September 30, 2006, we were in compliance with the loan covenants, and we anticipate that we will be able to comply with the loan covenants during the next twelve months. If we violate any of the loan covenants, we would be required to seek waivers from CPC for those non-compliance events. If CPC refused to provide waivers, the amount due under the Credit Facility could be accelerated and we could be required to seek other sources of financing. We can make no assurance that if this were to occur that credit would be available and, if so, that the terms would be as favorable as the current facility.
Cash Flows. During the nine-month period ended September 30, 2006, our cash increased by $549. Operating activities provided cash of $573, investing activities used $2,514, and financing activities provided $2,490.
Operating Activities. Operating activities provided $573 in the nine-month period ended September 30, 2006 as compared to providing cash of $189 in the comparable 2005 period. Operating activities from continuing operations provided $1,089 in the nine-month period ended September 30, 2006 as compared to using cash of $550 in the comparable 2005 period. Cash used in the 2005 period was primarily due to slow payment of receivables generated in 2005 from a school district project.
Changes in asset and liability accounts used $710 in the nine-month period ended September 30, 2006. The most significant sources of working capital related to a $13,227 increase in accounts receivable and $2,001 increase in inventory, partially offset by an increase in accounts payable. Although overall receivables increased due to increased sales, the days sales outstanding of 74 was unchanged at September 30, 2006 compared to December 31, 2005. The increase in inventory at September 30, 2006 was due to inventory received in September for customer orders to be delivered in the fourth quarter of 2006.
Investing Activities. Investing activities used $2,514 in the nine-month period ended September 30, 2006 compared to a use of $4,989 for the comparable period in 2005. Our 2006 investing activities consisted of the purchase of Datatran, using cash of $1,032, payment of additional purchase price to Network Architects, Corp. of $394 and to InfoGroup Northwest, Inc. of $750, and capital expenditures, which used cash of $1,589, less cash provided by the sale of Stratasoft stock of $1,251, net of transaction costs. Capital expenditures in both years were primarily related to purchases of computer equipment and software, and to a lesser degree, leasehold improvements. During the next twelve months, we do not expect to incur significant capital expenditures requiring cash and to possibly make acquisitions, each of which we expect will require the use of cash, the certainty or magnitude of which cannot be predicted.
Financing Activities. Financing activities provided $2,490 in the nine-month period ended September 30, 2006 as compared to using $1,002 in the comparable period in 2005. The funds provided in the nine-month period ended September 30, 2006 were primarily generated through borrowings under our credit facility.
Related Party Transactions
On October 11, 2006, we executed a new lease agreement with Allstar Equities, Inc., wholly-owned by Mr. James H. Long, our Chief Executive Officer and largest shareholder effective February 1, 2007, as discussed in Note 11 to the Condensed Consolidated Financial Statements.
On October 13, 2006, the consulting business of Valerent, Inc. was sold to Vicano Acquisition Corp., a company owned by Valerent’s former President and brother-in-law of our CEO and largest shareholder, as discussed in Note 7 to the Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We incur certain market risks related to interest rate variations because we hold floating rate debt. Based upon the average amount of debt outstanding during the nine-month period ended September 30, 2006, a one percent change in variable interest rates will not have a material impact on our financial condition.
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
Item 4. Controls and Procedures
Under the supervision and with the participation of certain members of our management, including our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that our disclosure controls and procedures at September 30, 2006 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the first nine months of 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.
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

INX Inc.
Date: November 2, 2006	By:	/s/ BRIAN FONTANA
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