Form 10-K
period 2006-12-31
INX Inc
filed 2007-03-08
CIK 1020017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-31949

INX Inc.
(Exact name of Registrant as specified in its charter)

Delaware	76-0515249
(State of Incorporation)	(I.R.S. Employer Identification No.)

6401 Southwest Freeway Houston, TX (Address of principal executive offices)	77074 (Zip code)

Registrant’s telephone number: (713) 795-2000

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, par value $0.01 Warrants to purchase common stock	Nasdaq Capital Market Nasdaq Capital Market

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the common stock on June 30, 2006 as reported on the Nasdaq Capital Market was approximately $26,342,388.

The number of shares of common stock, $0.01 par value, outstanding as of February 28, 2007 was 6,671,444.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2007 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

INX Inc.

FORM 10-K
For the Year Ended December 31, 2006

NOTE: Amounts are presented in thousands except per share and par value in all parts of this Form 10-K except in the Exhibits, unless otherwise stated.

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

The IP communications solutions we offer are “Cisco-centric,” meaning they are based primarily on the products and technology of Cisco. These solutions include design, implementation and support of LAN/WAN routing and switching, IP telephony, voice over IP (“VoIP”), network security, network storage and wireless networks. We offer a full suite of advanced technology solutions that support the entire life-cycle of IP communications. Our solutions are designed with the complete life-cycle of our customer’s IP communications infrastructure in mind. Within a finite set of practice areas, we have standardized our design, implementation, and post-implementation support processes to drive a reliable and scaleable solution that can be tailored to meet the business objectives of our clients. Because of our substantial experience and technical expertise in the design, implementation and support of IP communications solutions, we believe we are well-positioned to take advantage of what we believe to be a growing trend of implementation by enterprise organizations of IP telephony and VoIP technology, and the use by enterprise organizations of the IP network as the platform for all forms of communications.

The market for IP communications solutions is extremely competitive. We compete with larger and better financed entities. We currently have thirteen physical offices, which are located in Texas, California, Idaho, Louisiana, New Mexico, Oregon, Washington and Washington DC. We primarily market to enterprise-class organizations headquartered in or making purchasing decisions from markets that we serve with branch offices. We plan to continue to expand to additional markets throughout the U.S. by establishing additional branch offices in other markets, either by opening additional new offices or through acquisition.

We derive revenue from sales of both products and services. Our product sales consist primarily of sales of Cisco brand products. Our services revenues are derived from two principal types of services: professional services that include design and implementation engineering services, and post-sale support services, which consist of remote monitoring and managed services for enterprise network infrastructure, which we offer through our NetSurant branded service offering. In 2006, 2005 and 2004, sales of products made up 86.7%, 88.1% and 91.2% of total revenue and services revenues made up 13.3%, 11.9% and 8.8% of total revenue.

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

The Evolution to the “Business Ready Network”

We believe the IP network is evolving into what we refer to as a “business ready network” environment. By evolving from network architectures comprised solely of interacting devices to architectures that provide pervasive services and then to fully application-aware infrastructures, the corresponding business value grows from simply offering essential services to a network that enables and ultimately optimizes the organization.

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

Pervasively Available Network Services

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

Pervasive security solutions address these needs by weaving security throughout the information and communications technology infrastructure that go beyond the network edge in a number of ways. By making “policy enforcement points” ubiquitous and managing them centrally the security architecture can be designed to meet far wider threat characteristics than traditional designs. As users and systems are authenticated at the edge of the network their access can be appropriately designed for their requirements. Pervasive security systems allow the proper individuals to access the proper resources while guarding those same resources against accidental or deliberate compromise, and the consequent loss of access, and do so in an efficiently managed manner. As security becomes pervasive throughout the IP network architecture it is no longer a separate requirement but rather something that every device performs to some greater or lesser degree.

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

The ease of access to a wireless network, while beneficial for public hotspots, becomes a challenge in securing against unauthorized usage while still providing appropriate levels of access for legitimate users. Likewise, the low-cost and low- complexity of consumer wireless products increases the likelihood that user’s will create unsecured wireless networks by simply connecting an access point to an open port on an enterprise organization’s network. Within the complexity of an organization, different classes of security must be established to differentiate between internal systems for authorized uses and basic Internet access to guests.

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

Gross margin on product sales was 18.6%, 15.7% and 16.6% for 2006, 2005 and 2004, respectively. Product sales revenue grew 43.1%, 45.0% and 65.6%, and made up 86.7%, 88.1% and 91.2% of total revenue in 2006, 2005 and 2004, respectively.

Services

We generate services revenue by providing services to our customers. We provide two basic categories of service, implementation services and post-sale support services. Gross margin on services revenue was 25.9%, 29.2% and 33.4% for 2006, 2005 and 2004, respectively. Services revenue grew 62.3%, 103.0% and 48.6%, and made up 13.3%, 11.9% and 8.8% of total revenue in 2006, 2005 and 2004, respectively.

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

During 2001 and 2002, as the move towards IP telephony technology by enterprises began to develop, the majority of our customer engagements were limited to the installation of pilot projects in which our customers tested the technology. These types of projects required long selling cycles, substantial pre-sale involvement by skilled engineers and significant IP network design and upgrade services. Our IP telephony implementation services were a comparatively small component of the total services we provided in these pilot projects because our customers were implementing only relatively small “test” sites. These projects were characterized by sporadic services revenue and generally depressed gross margin for our services because significant amounts of our engineering staff time was utilized in “pre-sales” support activities showing the customer that the technology worked. Additionally, our engineering staff was often not fully utilized between projects during this period. During 2003 and 2004 customers began to adopt IP telephony technology and we began to perform full implementations of the technology, which has resulted in our ability to more fully employ our engineering staff. During 2005 we saw what we believe to be the beginnings of the movement towards what we call “mass adoption” or “full adoption” of IP telephony technology, with fewer customers “testing” the product and more of our customer engagements involving moving customers towards actual implementation of IP telephony. Gross margin on our implementation services revenue was 25.5%, 29.1% and 38.4% for 2006, 2005 and 2004, respectively. Implementation services revenue grew 54.1%, 96.6% and 42.9%, and made up 88.2%, 92.9% and 95.9% of total services revenue in 2006, 2005 and 2004, respectively.

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

In order to provide our NetSurant® post-sale support services we were required to make an investment in certain technology products and infrastructure, and in building and staffing a network support center, which we did in 2003. These direct costs of providing the NetSurant® services initially resulted in negative gross profit margin on NetSurant® support services, but as NetSurant® support services have grown, gross margins became positive. There is a relatively high fixed cost associated with offering NetSurant® services, but such costs do not increase in proportion with increases in NetSurant® support services revenues. Therefore, we expect that as NetSurant® revenue continues to grow that gross margin on NetSurant® revenue will continue to improve and that NetSurant® will provide operating profits. The improvement in NetSurant® gross margin, and the relatively higher growth of NetSurant® support services revenue, relative to implementation and support services revenue, has resulted in our gross margins on services revenue improving. Gross margin on our NetSurant® support services revenue was negative in 2004, when we were first beginning to offer NetSurant® support services, but improved to 29.1% for 2006 and 29.9% for 2005. NetSurant® support services revenue made up an immaterial portion of our total services revenue in 2003 but grew 169.8%, 255.3% and 2,450.0%, to make up 11.8%, 7.1% and 4.1% of total services revenue in 2006, 2005, and 2004, respectively.

Why We Offer Cisco-Centric IP Telephony Solutions Exclusively

Although we sell products that are complementary with Cisco products, we offer only Cisco-centric network infrastructure solutions and Cisco-centric IP telephony solutions. We choose to do this because we believe it enables us to compete more effectively for large Cisco-centric IP telephony projects. Our sales force works closely with Cisco’s sales organization to identify and close IP telephony projects. By deliberately refraining from selling products that are competitive with Cisco’s products, we believe our relationship with Cisco is enhanced, and our sales staff and sales management, as well as our engineering staff, are more focused and knowledgeable about the products we sell.

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

The Geographic Markets We Currently Serve

A majority of our customers are located in, or make significant decisions concerning their IP communications infrastructure in the markets in which we maintain branch offices. We believe it is important to have local management, sales and engineering staff in a metropolitan market in order to be a leading competitor in the market. Our administrative offices are located in Houston, Texas and our operations headquarters offices are located in Dallas, Texas. As of February 28, 2007 we maintained branch offices in the following thirteen markets:

•	Los Angeles, California

•	Boise, Idaho

•	Metairie, Louisiana

•	Albuquerque, New Mexico

•	Eugene, Oregon

•	Portland Oregon

•	Austin, Texas
•	Dallas, Texas

•	El Paso, Texas

•	Houston, Texas

•	San Antonio, Texas

•	Seattle, Washington

•	Washington, DC

Our Washington, DC branch office markets primarily to the federal government. Eight of our thirteen branch offices have been opened or acquired during approximately the past twenty-four months.

Our Plans for Geographic Expansion

By early 2005 we had grown to what we believe was the leading regional focused Cisco-centric IP telephony solutions provider for Texas, with offices in Austin, Dallas, Houston and San Antonio, Texas. Over approximately the past twenty months we made three acquisitions that added six additional branch offices and opened three new branch offices as new startup operations in new markets. We intend to continue opening new offices and making additional acquisitions to further expand our geographic coverage throughout the United States.

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

We believe that expanding to new markets creates a two-fold opportunity for us. First, adding new geographic markets provides us with new customer opportunities in those new markets. Second, we believe that becoming a recognized leading “national” provider of Cisco-based IP communications solutions will allow us to pursue larger customer opportunities in all of our markets, including our existing markets.

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

No single customer represented 10% or more of our revenue for the year ended December 31, 2006. We had one customer that represented 10% or more of our revenue for each of the years ended December 31, 2005 and 2004. This customer, Micro System Enterprise, Inc./Acclaim Professional Services (“MSE”), an agent related to the Dallas Independent School District E-Rate funded program, represented approximately 12.8% and 20.9% of our consolidated revenue for the years ended December 31, 2005 and 2004 respectively, and represented approximately 11.2% of our consolidated net accounts receivable at December 31, 2005.

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

Employees

At February 28, 2007 we employed approximately 287 people. Of these, approximately 89 were employed in sales, marketing and customer service, 126 were employed in engineering and technical positions and 72 were employed in administration, finance and MIS. We believe our ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been, and will continue to be, critical to our ability to execute our business plans. None of our employees are represented by a labor union nor are any subject to a collective bargaining agreement. We believe our relations with our employees are good.

Seasonality

Historically, our second and third quarters have been stronger quarters than our first and fourth quarters, but we believe this seasonality was primarily the result of increased activity with educational customers during those periods, and our business with education type customers has been deemphasized over the past year. We therefore expect less of an impact from educational customers and therefore, past seasonal strength in the second and third quarters may not continue in the future.

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

By 2005 our InterNetwork Experts subsidiary had grown to be over 90% of our total revenue and in late 2005 we decided to sell both Valerent and Stratasoft, eliminate our “holding company” structure, and concentrate all of our efforts and resources on our IP communications solutions business. Effective December 31, 2005 we merged our InterNetwork Experts, Inc. subsidiary, which we, Cisco and our customers commonly referred to as “INX,” into the parent publicly-traded company and changed the name of the parent publicly traded company from I-Sector Corporation to INX Inc. We sold Stratasoft in January 2006 and Valerent in October 2006.

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

We incurred a net loss from continuing operations in each fiscal year since 1999, except fiscal 2006, 2005, and 2003. During 2005 our income from continuing operations was $812 excluding the noncash charge for remeasurement of stock options discussed in Note 11 to consolidated financial statements in Part II, Item 8. We cannot assure you that profitability will be achieved or continue in upcoming quarters or years. In order to continue profitability, we will have to maintain or increase our operating margin. We cannot assure you that we will be able to continue to achieve improved operating margins, or that operating margin will not decrease in the future. If we were unable to increase revenue, if our gross margin decreases, or if we are unable to control our operating expenses, our business could produce losses. We have only recently become profitable and are in a rapidly changing industry. In addition, our business depends upon winning new contracts with new customers, the size of which may vary from contract to contract. When we open new branch offices to expand our geographic presence, we expect the newly opened branch offices to produce operating losses for a period of six months to over one year. We plan to open multiple new branch offices in the near future. Whether we are able to remain profitable in the future will depend on many factors, but primarily upon the commercial acceptance of IP telephony products and services, specifically those developed and marketed by Cisco.

Our success is dependent upon maintaining our relationship with Cisco.

Substantially all of our revenue for the years ended December 31, 2006, 2005, and 2004 was derived from the sale of Cisco products and related services. We anticipate that these products and related services will account for the majority of our revenue for the foreseeable future. We have a contract with Cisco to purchase the products that we resell, and we purchase substantially all of our Cisco products directly from Cisco. Cisco can terminate this agreement on relatively short notice. Cisco has designated us an authorized reseller and we receive certain benefits from this designation, including special pricing and payment terms. We have in the past, and may in the future, purchase Cisco-centric products from other sources. When we purchase Cisco-centric products from sources other than Cisco, the prices are typically higher and the payment terms are not as favorable. Accordingly, if we are unable to purchase directly from Cisco and maintain our status as an authorized reseller of Cisco network products, our business could be significantly harmed. If we are unable to purchase Cisco products from other sources on terms that are comparable to the terms we currently receive, our business would be harmed and our operating results and financial condition would be materially and adversely affected.

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

Our annual and quarterly gross profits and gross margins on product sales are materially affected by Cisco product pricing and incentive programs. These incentive programs currently enable us to qualify for cash rebates or product pricing discounts and are generally earned based on sales volumes of particular Cisco products and customer satisfaction levels. We recognized vendor incentives as a reduction of a cost of sales amounting to $6,303, $2,876 and $3,480 in 2006, 2005 and 2004, respectively, representing 4.0%, 2.7%, and 4.9% of total revenues. From time to time Cisco changes the criteria upon which qualification for these incentives are based and there is no assurance that we will continue to meet the program qualifications. Cisco is under no obligation to continue these incentive programs.

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

We require access to significant working capital and vendor credit to fund our day-to-day operations. Our failure to comply with the financial and other covenants under our working capital facility could lead to a termination of the agreement and an acceleration of our outstanding debt.

We require access to significant working capital and vendor credit to fund our day-to-day operations. Our credit facility with Castle Pines Capital (“CPC”) contain a number of financial and other covenants. A breach of these financial or other covenants, unless waived, would be a default under the credit facility. Upon an event of default, CPC may terminate the facility and/or declare all amounts outstanding under such facility immediately due and payable. The acceleration of our debt could have a material adverse effect on our financial condition and liquidity. Additionally, the amount of working capital available to us under the credit facility is dependent upon the amount and quality of our accounts receivable. A significant default or payment delays of our accounts receivable could materially adversely affect our borrowing base and our access to sufficient working capital.

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

Our quarter-to-quarter revenue, gross profit and operating profitability have fluctuated significantly. During quarterly periods in which we realize lower levels of revenue our profitability is negatively impacted. Our quarterly operating results have historically depended on, and may fluctuate in the future as a result of, many factors including:

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

Revenue generated by products delivered and services provided outside the United States, as a percentage of consolidated revenue, was approximately 4.9%, 3.5% and 2.7% for 2006, 2005 and 2004, respectively. Substantially all of our international revenue represents products delivered or services provided in foreign countries for companies based in the United States or for United States Armed Forces under contracts entered into, administered and paid in the United States. We intend to continue to pursue international opportunities. Pursuit of international opportunities may require us to make significant investments for an extended period before returns on such investments, if any, are realized. International operations are subject to a number of risks and potential costs, including:

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

We are dependent on the continued efforts of our senior management team, including our Chairman and Chief Executive Officer, James Long, and our President and Chief Operating Officer, Mark Hilz. If for any reason, these or other senior executives or other key members of management do not continue to be active in management, our business, financial condition or results of operations could be adversely affected. We cannot assure you that we will be able to continue to retain our senior executives or other personnel necessary for the development of our business.

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

The Sarbanes-Oxley Act of 2002 requires heightened financial disclosure and corporate governance for all publicly traded companies. Although costs of compliance with the Sarbanes-Oxley Act are uncertain due to several factors, we expect that our general and administrative expenses will increase. Failure to comply with the Sarbanes-Oxley Act, Securities and Exchange Commission (“SEC”) regulations or NASDAQ listing requirements may result in penalties, fines or delisting of our securities from the NASDAQ, which could limit our ability to access the capital markets, having a negative impact on our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We conduct operations at the following leased sites:

•	Los Angeles, California

•	Boise, Idaho

•	Metairie, Louisiana

•	Albuquerque, New Mexico

•	Eugene, Oregon

•	Portland Oregon

•	Austin, Texas
•	Dallas, Texas

•	El Paso, Texas

•	Houston, Texas

•	San Antonio, Texas

•	Seattle, Washington

•	Washington, DC

Through January 31, 2007, we leased a freestanding 48,000 square foot building for our operations, accounting, MIS, and corporate offices in Houston, Texas from a corporation owned by our Chairman and Chief Executive Officer. Approximately 16,773 square feet were subleased to Stratasoft, Inc. and Valerent, Inc., which were both sold during 2006. Effective February 1, 2007, the lease was reduced to 16,488 square feet as discussed further in

Note 13 to the consolidated financial statements in Part II, Item 8. The Dallas facility consists of 28,479 square feet. The remainder of the locations range in size from 800 to 7,800 square feet. We believe our existing leased properties are in good condition and suitable for the conduct of our business.

Item 3.	Legal Proceedings

See discussion of legal proceedings in Note 14 to the consolidated financial statements included in Part II, Item 8 of this Report.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name	Age	Position

James H. Long	48	Chairman of the Board and Chief Executive Officer
Mark T. Hilz	48	President and Chief Operating Officer
Brian Fontana	49	Vice President and Chief Financial Officer
Larry Lawhorn	54	Controller and Chief Accounting Officer
Paul Klotz	45	Vice President of Operations

James H. Long is our founder and has served as our Chairman of the Board and Chief Executive Officer since our inception in 1983. Mr. Long also served as our president through December of 2003. Prior to founding our company, Mr. Long served with the United States Navy in a technical position and was then employed by IBM in a technical position.

Mark T. Hilz was appointed as our President and Chief Operating Officer in December 2003. Mr. Hilz’ responsibilities include management of our operations. Mr. Hilz has also served as the President of InterNetwork Experts, Inc. since its founding in July 2000 until it was merged into I-Sector Corporation in December 2005. Mr. Hilz served as a director of our company from April 1999 until June 2001. From January 1999 to June 2000, Mr. Hilz was Vice President of Project Development at Mathews Southwest, LLC, Inc., a real estate investment and development firm headquartered in Dallas. From 1998 to July 2000, Mr. Hilz was one of our directors and the Chief Executive Officer of Nichecast, Inc., a privately held internet services company. From July 1990 to July 1998 Mr. Hilz was the founder, President and Chief Executive Officer of PC Service Source, Inc., a publicly held distributor of personal computer hardware for the repair industry. Before that, Mr. Hilz was founder, President and Chief Executive Officer of Hilz Computer Products, Inc., a privately held wholesale computer products distributor.

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

Larry Lawhorn was appointed as our Controller and Chief Accounting Officer in April 2005 and is responsible for our accounting and reporting functions. From August 2002 to April 2005, Mr. Lawhorn was the Vice President — Corporate Controller for Talent Tree, Inc., a privately-held workforce outsourcing organization headquartered in

Houston, Texas. From March 1987 to July 2001, Mr. Lawhorn served with Corporate Express, Inc. headquartered in Broomfield, Colorado as regional controller and division president in Houston, Texas and Baton Rouge, Louisiana, respectively. Previously, Mr. Lawhorn served with Coopers & Lybrand (now PriceWaterhouseCoopers) for eleven years. Mr. Lawhorn is a Certified Public Accountant and he is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

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

Family Relationships

There are no family relationships among any of our directors and executive officers.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Beginning April 24, 2006, our common stock and warrants began trading on the Nasdaq Capital Market under the symbols “INXI” and “INXIW”, respectively. From December 29, 2003 until April 24, 2006, our common stock has traded on the American Stock Exchange under the ticker symbol “ISR”. From June 8, 2004 until April 24, 2006, our warrants traded on the American Stock Exchange under the symbol “ISR.WS”.

Common Stock

The following table sets forth the price range of our common stock.

	High	Low

2005
First Quarter	$7.73	$4.94
Second Quarter	$8.14	$5.20
Third Quarter	$8.40	$4.45
Fourth Quarter	$5.80	$4.04
2006
First Quarter	$7.48	$5.55
Second Quarter	$7.15	$5.40
Third Quarter	$6.89	$5.77
Fourth Quarter	$7.99	$6.40

Warrants

The following table sets forth the price range of our warrants.

	High	Low

2005
First Quarter	$1.70	$0.80
Second Quarter	$1.53	$0.80
Third Quarter	$1.50	$0.75
Fourth Quarter	$0.90	$0.50
2006
First Quarter	$1.50	$0.55
Second Quarter	$1.30	$0.50
Third Quarter	$1.06	$0.72
Fourth Quarter	$1.55	$1.05

As of February 28, 2007, we had 135 stockholders of record of our common stock. On February 28, 2007, the closing sales price of our common stock and warrants as reported by the Nasdaq Capital Market was $9.57 per share and $2.30 per warrant.

Dividend Policy

Our policy has been to reinvest earnings to fund future growth. Accordingly, we have not declared or paid any cash dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2006:

•	the number of shares of our common stock issuable upon exercise of outstanding options, warrants and rights, separately identified by those granted under equity incentive plans approved by our shareholders and those granted under plans, including individual compensation contracts, not approved by our shareholders (column A),

•	the weighted average exercise price of such options, warrants and rights, also as separately identified (column B), and the number of shares remaining available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column C).

	Column A	Column B	Column C
Number of Shares
	Number of Shares		Remaining Available
	to be Issued	Weighted Average	for Future Issuance
	Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options	Plans (Excluding Shares
	Warrants and Rights	Warrants and Rights	Reflected in Column A)

Equity incentive plans approved by shareholders	1,907,957	$3.50	176,644
Equity incentive plans not approved by shareholders	—	—	—
Totals	1,907,957	$3.50	176,644

Equity incentive plans are further discussed in Note 10 to consolidated financial statements in Part II, Item 8.

Stock Performance Graph

The following graph compares the performance of the Common Stock with the Nasdaq Stock Market (U.S. Companies) Index and with the Russell 2000 Index. The graph assumes that $100 was invested on December 31, 2001, in the Common Stock and in each index and that any cash dividends were reinvested. The Company has not declared any dividends during the period covered by this graph.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG INX INC.,
THE NASDAQ STOCK MARKET (U.S.) INDEX AND THE RUSSELL 2000 INDEX

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

ASSUMED INVESTMENT WITH REINVESTMENT OF DIVIDENDS

	12/01	3/02	6/02	9/02	12/02	3/03	6/03
INX INC.	100.00	104.76	254.76	160.71	238.10	232.14	284.52
NASDAQ STOCK MARKET (U.S.)	100.00	94.93	84.60	64.01	69.66	65.73	79.55
RUSSELL 2000	100.00	103.98	95.30	74.90	79.52	75.95	93.73

	9/03	12/03	3/04	6/04	9/04	12/04	3/05
INX INC.	523.81	1866.67	1029.76	970.24	833.33	910.71	623.81
NASDAQ STOCK MARKET (U.S.)	89.03	99.71	100.90	102.80	98.50	113.79	106.87
RUSSELL 2000	102.24	117.09	124.42	125.01	121.44	138.55	131.16

	6/05	9/05	12/05	3/06	6/06	9/06	12/06
INX INC.	952.38	571.43	660.71	738.10	714.29	779.76	935.71
NASDAQ STOCK MARKET (U.S.)	108.72	114.83	114.47	123.07	114.98	119.33	124.20
RUSSELL 2000	136.82	143.24	144.86	165.06	156.76	157.45	171.47

This graph depicts the past performance of the Common Stock and in no way should be used to predict future performance. The Company does not make or endorse any predictions as to future share performance.

This Stock Performance Graph and the information provided in this Stock Performance Graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent INX specifically incorporates by reference this Stock Performance Graph.

Item 6.	Selected Financial Data

The following selected financial data are derived from our consolidated financial statements. The data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and our consolidated financial statements and notes.

	Year Ended December 31,
	2006(1)	2005(1)	2004	2003(1)	2002
	(Dollars in thousands, except per share data)

Operating Data:
Revenue:
Products	$135,317	$94,570	$65,207	$39,369	$25,972
Services	20,696	12,749	6,280	4,226	1,748

Total	$156,013	$107,319	$71,487	$43,595	$27,720
Net income (loss) from continuing operations	$1,511	$(4,917)	$1,110	$(147)	$528
Net income (loss) per share from continuing operations:
Basic	$0.24	$(0.86)	$0.24	$(0.04)	$0.14
Diluted	$0.21	$(0.86)	$0.23	$(0.04)	$0.14
Income (loss) from discontinued operations(2)	$(316)	$(2,967)	$420	$(1,689)	$(912)
Net income (loss)	$1,195	$(7,884)	$1,530	$(1,836)	$(384)
Balance Sheet Data:
Total assets	$62,520	$41,645	$41,139	$19,207	$15,751
Interest bearing borrowings under Credit Facility	4,350	2,464	8,122	1,688	—
Long-term debt (including current portion) from continuing operations	259	243	36	72	24

(1)	The Datatran Network Systems acquisition was completed and initially reported in 2006, the Network Architects and InfoGroup Northwest acquisitions were initially reported in 2005, and the Digital Precision acquisition was initially reported in 2003. The 2005 and 2006 acquisitions are discussed further in Note 3 to consolidated financial statements in Part II, Item 8.

(2)	The Stratasoft and Valerent subsidiaries were discontinued in 2005 as discussed further in Note 4 to consolidated financial statements in Part II, Item 8.

(3)	No cash dividends were declared or paid during the five years ended December 31, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The market for IP communications solutions is characterized by rapidly evolving and competing technologies. We compete with larger and better financed entities. We currently have fourteen physical offices, which are located in Texas, California, Louisiana, Idaho, New Mexico, Oregon, Utah, Washington and Washington DC. We primarily market to enterprise-class organizations headquartered in, or making purchasing decisions from markets that we serve with branch offices. We plan to continue to expand throughout the U.S. by establishing additional branch offices in other markets, either by opening additional new offices or through acquisition.

We derive revenue from sales of both products and services. Services revenue has grown more rapidly than product sales recently. In 2006, 2005 and 2004, sales of products made up 86.7%, 88.1% and 91.2% of total revenue and services revenues made up 13.3%, 11.9% and 8.8% of total revenue.

A key component of our long-term operating strategies is to improve operating profitability. Our gross profit margin on product sales is lower than our gross margin on service revenues. Our gross margin on product sales was 18.6%, 15.7% and 16.6% for 2006, 2005 and 2004, respectively, and our gross margin on service revenue was 25.9%, 29.2% and 33.4% for those same periods. The market for the products we sell is competitive, and we compete with other suppliers for our customers’ business. The principal factors that determine gross margin on product sales include:

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

Increases in the size and volume of the projects we undertake can challenge our cash management. For example, larger projects can reduce our available cash by requiring that we carry higher levels of inventory. Larger projects can also require other investments in working capital. This is because, in some cases, we do not receive payments from our customers for extended periods of time. Until we invoice the customer and are paid, all of the cash expended on labor and products for the project remains invested in work-in-progress or accounts receivable. We expect that we will need increasing levels of working capital in the future if we are successful in growing our business as we intend. To meet our cash requirements to support planned growth, we expect to rely on capital provided from our operations and our credit facility, which is collateralized by our accounts receivable and substantially all of our other assets.

During 2006, 2005 and 2004, 86.7%, 88.1% and 91.2% of our revenue was attributable to product sales, while 13.3%, 11.9% and 8.8% was attributable to services revenues. The gross profit margins on our services revenues have been substantially higher than those for product sales. We hope to be able to increase revenue from services at a more rapid rate than increases in our product sales revenue. We believe this is possible if we are successful in marketing our NetSurant® support services, which generate recurring services revenues. If we are successful at growing our service revenues at a more rapid rate than our product sales revenues our overall gross margin on total revenue should improve. The success of this aspect of our strategy depends in part on our ability to attract and retain highly skilled and experienced engineering employees and the acceptance by the market of our NetSurant® support services offering.

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

Elimination of Holding Company Structure and Sale of Two Subsidiaries

On November 3, 2005, our Board of Directors approved a plan to sell the Stratasoft and Valerent subsidiaries. This action was taken due to continuing losses at Stratasoft and the decision to build value with a focused strategy in the operations at INX. Under a Stock Purchase Agreement (“Agreement”) dated January 26, 2006, we sold all outstanding shares of Stratasoft’s common stock for a pretax gain on disposal of $302. Key terms of the sale are summarized as follows:

•	All outstanding Stratasoft common stock was sold for a purchase price of $3,000, which has been or is subject to reduction as follows:

•	$800 placed in escrow, which is available to satisfy indemnified losses, if any, as defined in the Agreement. Funds placed in escrow are excluded from the estimated gain stated above. Approximately $448 in indemnified losses have been paid or presented for payment as of December 31, 2006.

•	$221 representing a preliminary net working capital adjustment, as defined. The final working capital adjustment recorded during June 2006 resulted in the further reduction of the sale proceeds of $40.

•	We indemnified the buyer for potential losses as defined in the Agreement to a maximum of $1,400, inclusive of amounts placed in escrow. Excess funds held in escrow will be released on January 26, 2008 unless retained in escrow for potential indemnified losses as allowed in the Agreement under certain circumstances.

•	We may receive additional consideration in the form of 10% of the outstanding Stratasoft common stock if revenue exceeds $10,000 for any consecutive twelve month period within two years of closing.

•	We may receive additional cash consideration if Stratasoft is sold by the buyer to another party prior to January 26, 2008, for an amount in excess of $15,000.

We incurred transaction costs of $815 in connection with the transaction, including the $128 value of warrants issued to the investment banker for the transaction for 40,000 shares of common stock with an exercise price of $6 per share. The warrants expire 5 years after January 26, 2006. Additional transaction costs of up to $120 are payable based on the final sale price. Additional costs of $134 were recorded as a reduction of the gain on sale for space leased by INX that will not be subleased to Stratasoft in the future.

The sale of Valerent operations involved two separate transactions which were closed in October 2006. The managed services business and related inventory, property and equipment were sold to OuterNet Management, L.P. for a cash sales price of $185. The consulting business and related property and equipment were sold to Vicano Acquisition Corp., a company owned by Valerent’s former President and brother-in-law of our CEO and largest shareholder. The consulting business was sold for cash paid at closing of $50 and a $70 promissory note to be received in twenty-four monthly installments of $3 plus interest of 10%. Additional sales price is due to us if certain revenue thresholds and conditions are met. We recorded a gain of $25 on the cash component of the transactions and will record a gain on proceeds under the $70 promissory note as received, of which $6 was received at December 31, 2006.

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

In mid-2004, INX introduced NetSurant®, its branded support service that consists primarily of customer service personnel and a support center. This new support service offering requires that we incur the fixed cost to operate a network operations center to monitor and manage customers’ systems. Until recently, this fixed cost, as compared to the level of NetSurant® service revenue has resulted in negative gross margins from this new NetSurant® service offering. We recognize support service revenue evenly over the entire service period for the customer. Eventually, we expect that the NetSurant® support offering will improve overall services gross margins.

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

Our annual and quarterly gross profit and gross margin on product sales are materially affected by vendor incentives, most of which are Cisco incentive programs. The incentive programs sponsored by Cisco currently enable us to qualify for cash rebates or product pricing discounts. The most significant incentive is a Cisco incentive that is generally earned based on sales volumes of particular Cisco products and customer satisfaction levels. The amounts earned and costs incurred under these programs are recorded as a reduction of cost of goods sold, and the increased gross profit results in an increase in selling, general and administrative expenses related to sales commissions. We recognized vendor incentives of $6,303, $2,876, and $3,480 in 2006, 2005 and 2004, respectively. The amounts earned under these programs are accrued when they are deemed probable and can be reasonably measured; otherwise, they are recorded when they are declared by the vendor or the cash is received, which ever is earlier. Our product cost and resulting gross profit can vary significantly from quarter to quarter depending upon vendor incentive criteria and our ability to qualify for and recognize such incentives.

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

A significant portion of our selling, general and administrative expenses relate to personnel costs, some of which are variable and others that are relatively fixed. Our variable personnel costs consist primarily of sales commissions. Sales commissions are typically calculated based upon our gross profit on a particular sales transaction and thus generally fluctuate because of the size of the transaction and the mix of associated products and services with our overall gross profit. Historically, sales commission expense has been approximately 27% to 31% of gross profit, and we expect that it will continue to approximate that level in the future. Bad debt expense generally fluctuates somewhat in proportion to sales levels, although not always in the same periods as increases or decreases in sales. Legal expense varies based on legal issue activity, which can vary substantially from period to period. Other selling, general and administrative expenses are relatively fixed and do not vary in direct proportion to increases in revenue, but will generally increase over time as the organization grows. We believe that we can achieve some level of leverage on these somewhat fixed operating expenses, relative to revenue growth, and if we are successful in doing so that this will help to increase our net operating margin.

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

Effective May 26, 2005, we acquired the operations and certain assets of Network Architects, Corp. (“Network Architects”), a data network and IP telephony systems design, installation and support business with branches in Albuquerque, New Mexico, and El Paso, Texas. We paid cash at closing in the amount of $2,000, common stock valued at $2,000, and payment of a note payable to a bank in the amount of $300. We incurred legal and other costs of $65 in connection with the transaction. Additional purchase price consideration valued at $965 and recorded as goodwill was paid to Network Architects in June 2006 for achievement of certain operating profit milestones during the twelve-month period ended May 31, 2006. The consideration was comprised of $394 paid in cash and 97,413 shares of our common stock. We will pay Network Architects additional purchase price consideration if certain financial milestones are achieved during 2007 and 2008. We will issue Network Architects a maximum of 75,000 shares of common stock following each of the twelve-month periods ending May 31, 2007 and 2008 if operating profit during such periods exceeds $660 and $726, respectively. If operating profit is less than the applicable milestone for any of the two years, the number of shares of common stock issuable will be equal to 75,000 multiplied by the percentage of actual operating profit during the period as compared to the applicable milestone. Additional purchase price consideration, if any, will be recorded as goodwill.

Effective June 29, 2005, we acquired the operations and certain assets of the InfoGroup Northwest, Inc. (“InfoGroup”) network solutions business with branches in Seattle, Washington, and Portland and Eugene, Oregon. We paid cash at closing in the amount of $1,900 and shares of our common stock valued at $500. Legal, broker, and other costs of $123, were incurred in connection with the transaction, of which $12 was paid through the issuance of 1,586 shares of common stock and the remainder paid in cash. Additional purchase price consideration valued at $1,430 and recorded as goodwill was paid to InfoGroup in August 2006 for achievement of certain operating profit milestones during the twelve-month period ending June 30, 2006. The consideration consisted of $715 paid in cash and $715 in shares of our common stock. Additionally, cash and stock valued at $71 was paid to the broker of the transaction.

Tax Loss Carryforward.  Because of our operating losses in 2003 and 2005, we have accumulated a net operating loss carryforward for federal income tax purposes that, at December 31, 2006, was approximately $2,369. Since United States tax laws limit the time during which an NOL may be applied against future taxable income and tax liabilities, we may not be able to take full advantage of our NOL carryforward for federal income tax purposes. The carryforward will expire during the period 2023 through 2025 if not otherwise used. A change in ownership, as defined by federal income tax regulations, could significantly limit the company’s ability to utilize its carryforward. If we achieve sustained profitability, which may not happen, the use of net operating loss carryforwards would reduce our tax liability and increase our net income and available cash resources. When all operating loss carryforwards have been used or have expired, we would again be subject to increased tax expense.

Period Comparisons.  The following tables set forth, for the periods indicated, certain financial data derived from our consolidated statements of operations. Percentages shown in the table below are percentages of total revenue, except for the product and service components of cost of goods sold and gross profit, which are percentages of product and service revenue, respectively.

	Year Ended December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Revenue:
Products	$135,317	86.7	$94,570	88.1	$65,207	91.2
Services	20,696	13.3	12,749	11.9	6,280	8.8

Total revenue	156,013	100.0	107,319	100.0	71,487	100.0

Gross profit:
Products	25,132	18.6	14,855	15.7	10,844	16.6
Services	5,365	25.9	3,721	29.2	2,097	33.4

Total gross profit	30,497	19.5	18,576	17.3	12,941	18.1
Selling, general and administrative expenses	28,710	18.4	22,759	21.2	11,268	15.8

Operating income (loss)	1,787	1.1	(4,183)	(3.9)	1,673	2.3
Interest and other (income) expense, net	232	0.1	236	0.2	96	0.1
Income tax expense	44	0.0	475	.4	350	.5
Minority interest	—	0.0	23	0.0	117	.1

Net income (loss) from continuing operations	1,511	1.0	(4,917)	(4.5)	1,110	1.6
Income (loss) from discontinued operations, net of taxes	(316)	(0.2)	(2,967)	(2.8)	420	.5

Net income (loss)	$1,195	0.8	$(7,884)	(7.3)	$1,530	2.1

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Total Revenue.  Total revenue increased by $48,694, or 45.4%, to $156,013 from $107,319. Products revenue increased by $40,747 or 43.1%, to $135,317 from $94,570. The increase in products revenue is primarily due to the full year revenue contribution from acquisitions and growth in our Federal Division business, partially offset by the absence of revenue from two large education projects generated in 2005. Services revenue increased by $7,947 or 62.3%. to $20,696 from $12,749. The increase in services revenue is primarily due to the full year revenue contribution from acquisitions, growth in the NetSurant® post-sale recurring support services revenue, and increased Federal government contract revenue.

Gross Profit.  Total gross profit increased by $11,921, or 64.2%, to $30,497 from $18,576. Overall gross profit as a percentage of sales increased to 19.5% from 17.3%. Gross profit on product sales increased $10,277, or 69.2%, to $25,132 from $14,855 and, as a percentage of product sales, to 18.6% from 15.7%. Products gross profit percentage improved due to a greater amount of large volume low margin projects in 2005 than 2006 and reduced costs of sales resulting from higher Cisco rebates. Cisco rebates represented 4.7% and 3.0% of products sales in 2006 and 2005, respectively. Gross profit on services revenue increased $1,644 or 44.2% to $5,365 from $3,721 and gross profit as a percent of services revenue decreased to 25.9% from 29.2%. The decrease in services gross margin was the result of the increased cost of service related to hiring new engineering staff prior to generating additional service revenue, and higher NetSurant® costs incurred to support increased current business and expected future growth.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $5,951, or 26.1% to $28,710 from $22,759. As a percentage of total revenue, these expenses decreased to 18.4% from 21.2%. The decrease in selling, general and administrative expenses as a percentage of sales was due to a one-time noncash charge of $5,729 recorded in March 2005 for the remeasurement of options exchanged as part of the purchase of the minority interest in the former InterNetwork Experts, Inc. subsidiary. Excluding this one-time charge, 2005 selling, general and administrative expenses were $17,030 or 15.9% of total 2005 revenue. 2006 selling, general and administrative expenses increased due to costs to open new offices, full year costs in acquired locations, additional sales compensation costs on substantially higher revenues, additional sales and administrative personnel costs from headcount increases. The 2006 adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, increased 2006 selling, general and administrative expenses by $350. We expect our future selling, general and administrative expenses to continue to increase for anticipated revenue growth. However, we expect to limit the increase of selling, general and administrative expenses so that these expenses grow at a lesser rate than revenue increases because some of these expenses are relatively fixed in nature.

Operating Income (Loss).  Operating income increased $5,970 to income of $1,787 from a loss of $4,183, primarily due to the 2005 remeasurement of options expense which resulted in a charge of $5,729, increased gross profit resulting from higher revenues and improved margins, partially offset by increased selling, general and administrative expenses in 2006.

Interest and Other Income (Expense), net.  Interest and other income (expense), net, changed by $4 to an expense of $232 from an expense of $236 primarily due lower average borrowings under our credit facility.

Loss from Discontinued Operations, net of tax.  Loss from discontinued operations decreased by $2,651, to a loss of $316 from a loss of $2,967. The loss from discontinued operations of $316 in 2006 consisted of a loss from operations of $1,118, partially offset by the gain on disposal of Stratasoft in January 2006 of $302, a $469 gain from settlement of a lawsuit in the Computer Products Division, and a $31 gain from the sale of Valerent. The loss from discontinued operations of $2,967 in 2005 consisted of a loss from operations of $2,973, the cumulative effect of the change in Stratasoft’s method of applying the percentage of completion accounting method of $566, a gain from the adjustment of previously recorded accruals in the Telecom and Computer Products Divisions of $106, and an income tax benefit of $466.

Net Income (Loss).  Net income increased $9,079 to net income of $1,195 from a net loss of $7,884, primarily due to the 2005 remeasurement of options expense of $5,729, reduced loss from discontinued operations of $2,651, and increased gross profit resulting from higher revenues and improved margins, partially offset by increased selling, general and administrative expenses in 2006.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Total Revenue.  Total revenue increased by $35,832, or 50.1%, to $107,319 from $71,487. Products revenue increased by $29,363 or 45.0%, to $94,570 from $65,207. The increase in products revenue is primarily due to the revenue contribution from 2005 acquisitions and large projects for Austin Independent School District and CenterPoint Energy. Services revenue increased by $6,469 or 103.0% to $12,749 from $6,280. The increase in services revenue is primarily due to the revenue contribution from 2005 acquisitions, growth in the NetSurant® post-sale recurring support services revenue, and increased Federal government contract revenue.

Gross Profit.  Total gross profit increased by $5,635, or 43.5%, to $18,576 from $12,941. Gross profit as a percentage of sales decreased to 17.3% from 18.1%, due to the decrease in products and services margins as a percent of sales in 2005 as compared to 2004. Gross profit on the products revenue component increased $4,011 or 37.0%, to $14,855 from $10,844. Product gross margin decreased to 15.7% from 16.6% primarily due to lower vendor rebates in 2005 due to the initial recognition of vendor rebates on the accrual basis beginning in 2004. In 2004, information became readily available from the vendor so that the incentives earned were reasonably determinable. As a result, Cisco rebates represented 3.0% and 5.3% of products sales in 2005 and 2004, respectively. Gross profit on services revenue increased $1,624 or 77.4% to $3,721 from $2,097 and gross profit as a percent of services revenue decreased to 29.2% from 33.4%. The decrease in services gross margin was primarily as a result of lower service margins in acquired locations.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $11,491, or 102.0% to $22,759 from $11,268. As a percentage of total revenue, these expenses increased to 21.2% from 15.8%. The increase in selling, general and administrative expenses as a percentage of sales was due to a one-time noncash charge of $5,729 recorded in March 2005 for the remeasurement of options exchanged as part of the purchase of the minority interest in the former InterNetwork Experts, Inc. subsidiary. Excluding this one-time charge, 2005 selling, general and administrative expenses were $17,030 or 15.9% of total 2005 revenue, approximating the same relationship to total revenue as in 2004.

Operating Income (Loss).  Operating income decreased $5,856 to a loss of $4,183 from income of $1,673, primarily due to the 2005 remeasurement of options expense which resulted in a charge of $5,729.

Interest and Other Income (Expense), net.  Interest and other income (expense), net, changed by $140 to expense of $236 from expense of $96, primarily due to increased borrowings under our credit facility resulting from delays in payment by the Schools and Libraries Division of the Universal Services Administrative Corporation on school district accounts receivable and due to funding the cash portion of the purchase price for acquisitions.

Income (Loss) from Discontinued Operations, net of tax.  Loss from discontinued operations increased by $3,387, to a loss of $2,967 from income of $420. The loss from discontinued operations of $2,967 in 2005 consisted of a loss from operations of $2,973, the cumulative effect of the change in Stratasoft’s method of applying the percentage of completion accounting method of $566, a gain from the adjustment of previously recorded accruals in the Telecom and Computer Products Divisions of $106, and an income tax benefit of $466. The income from discontinued operations of $420 in 2004 consisted of income from operations of $14, a gain from the adjustment of previously recorded accruals in the Telecom and Computer Products Divisions of $57, and an income tax benefit of $349.

Net Income (Loss).  Net income decreased $9,414 to a net loss of $7,884 from net income of $1,530, primarily due to the $5,729 noncash charge for stock option remeasurement and $3,387 increased loss from discontinued operations. Net income from continuing operations decreased to a net loss of $4,917 from a net profit of $1,110 primarily due to the $5,729 noncash charge for stock option remeasurement and increased interest and income tax expense.

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

	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except share and per share amounts)

Revenue:
Products	$39,837	$39,847	$33,322	$22,311	$20,331	$28,922	$25,543	$19,774
Services	5,978	5,397	5,356	3,965	4,178	4,241	2,822	1,508

Total revenue	$45,815	$45,244	$38,678	$26,276	$24,509	$33,163	$28,365	$21,282

Gross profit:
Products	$7,722	$6,632	$6,360	$4,418	$3,932	$4,106	$3,480	$3,337
Services	1,587	1,517	1,272	989	1,072	1,349	976	324

Total gross profit	9,309	8,149	7,632	5,407	5,004	5,455	4,456	3,661
Selling, general and administrative expenses	8,432	7,432	7,001	5,845	5,160	4,545	4,044	9,010

Operating income (loss)	$877	$717	$631	$(438)	$(156)	$910	$412	$(5,349)

Income (loss) from continuing operations	$860	$562	$613	$(524)	$(91)	$466	$246	$(5,538)
Income (loss) from discontinued operations	(164)	(291)	143	(4)	(632)	(701)	(664)	(970)

Net income (loss)	$696	$271	$756	$(528)	$(723)	$(235)	$(418)	$(6,508)

Income (loss) from continuing operations per share:
Basic	$0.13	$0.10	$0.10	$(0.09)	$(0.02)	$0.08	$0.04	$(1.06)
Diluted	$0.11	$0.09	$0.08	$(0.09)	$(0.02)	$0.08	$0.04	$(1.06)
Net income (loss) per share:
Basic	$0.11	$0.08	$0.12	$(0.09)	$(0.12)	$(0.04)	$(0.07)	$(1.25)
Diluted	$0.09	$0.07	$0.10	$(0.09)	$(0.12)	$(0.04)	$(0.07)	$(1.25)

One acquisition was completed in the first quarter of 2006, Datatran Network Systems, and two acquisitions were completed in the second quarter of 2005, Network Architects and InfoGroup Northwest (see Note 3 to consolidated financial statements in Part II, Item 8). The second and third quarters of 2005 also reflected large projects for Austin Independent School District and CenterPoint Energy. Growth in the locations acquired in 2005 and 2006 fueled revenue increases in the second, third and fourth quarters of 2006 combined with increased revenue growth in previously existing locations during the last half of 2006.

Our gross profit has fluctuated between quarters primarily due to changes in our revenue mix between products and services revenues and variations in Cisco vendor rebates. Services gross profit and gross margin varied primarily based on the level of utilization of billable technical staff and the type of service revenues generated, which can vary from period to period and result in varying levels of gross profit and gross margin. Increased products revenue in the second, third and fourth quarters of 2006 did not result in lower gross margins as was experienced in 2005 due to the larger number of smaller projects.

The respective timing of when vendor incentives become earned and determinable can create significant quarter to quarter gross margin fluctuations. During the fourth quarter of 2006, additional incentives of $691 were recorded as a change in estimate increasing 2006 income from continuing operations and net income. While we expect vendor incentives will remain earned and determinable in future periods, we do not have any assurance that we will continue to meet the vendor incentive criteria required to receive the incentive or that the vendor will continue to offer incentive programs during the future.

The unusually high selling, general and administrative expense in our first quarter ended March 31, 2005 was primarily due to a $5,729 one-time non-cash charge related to the remeasurement of stock options.

Net loss from continuing operations in the first quarter of 2005 reflects the $5,729 charge for the remeasurement of stock options resulting from the elimination of the InterNetwork Experts, Inc. minority interest as discussed further in Note 11 to consolidated financial statements in Part II, Item 8.

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

We sell hardware maintenance contracts that are serviced and supported solely by a third party, who is the primary obligor of these contracts. There are multiple factors under EITF 99-19, but the primary obligor is a strong factor in determining whether we act as a principal or agent and whether gross or net revenue presentation is appropriate. As we have concluded that we are more of an agent in the sale of hardware maintenance contracts, revenue is reported net of the cost of the hardware maintenance contracts from the third party.

For arrangements where the customer agrees to purchase products but we retain possession until the customer requests shipment, or “bill and hold” arrangements, revenue is not recognized until delivery to the customer has occurred and all other revenue recognition criteria have been met.

Software is accounted for in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. Revenue from the sales of software not requiring significant modification or customization is recognized upon delivery or installation. Installation services for third party software do not include significant alterations to its features or functionality. Third party software vendors provide all post-contract support for software sold. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured.

Technical support services revenue, consisting of remote monitoring and management of customers’ IP telephony and network infrastructure equipment and applications, is recognized ratably over the term of the underlying customer contract. Commission costs paid in advance are deferred and recognized ratably over the term of the underlying customer contract.

Revenue for fixed and flat fee services contracts related to customized network and IP telephony solutions are recognized under a proportional performance model utilizing an input based approach (labor hours). Our contracts function similar to a time and materials type contract and generally do not specify or quantify interim deliverables or milestones. Such service contracts encompass the design and installation of IP telephony and computer networks under which customers receive the benefit of services provided over the period of contract performance.

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

Arrangements with multiple deliverables are arrangements under which a combination of products and services are provided to customers. Such arrangements are evaluated under Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”), which addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The application of the appropriate accounting guidance requires judgment and is dependent upon the specific transaction and whether the sale includes hardware, software, services or a combination of these items.

We enter into product and service contracts for customers that are generally considered a single arrangement and which include separate units of accounting for product and for service. Product primarily consists of IP telephony and computer network infrastructure components and third party software. Service encompasses the design and installation of IP telephony and computer networks and installation of third party software. Installation services for third party software do not include significant alterations to its features or functionality. All products and services are regularly sold separately. For products and services sold in a single arrangement, the product is typically delivered first and the related services are completed within four to six weeks. Product is shipped, billed, and recognized as revenue independent of services because:

•	The customer is required to pay the product billing in its entirety independent of any services performed.

•	The product has value to the customer on a stand alone basis and pricing is comparable whether sold with or without services.

•	The product is standard equipment not significantly altered by installation.

•	Installation of the product can be performed by many other companies.

•	Although there is a general right of return relative to delivered product, delivery of the undelivered items is considered probable and is substantially in our control .

We recognize revenue for multiple element arrangements based on the relative fair value of the separate elements. Comparable products and services are sold on a stand alone basis and under multiple element arrangements at the same prices. Stand alone pricing is vendor-specific objective evidence under EITF 00-21. Customers are not required to and frequently do not select the same vendor for product and service. The customers’ decision does not impact the pricing of the portion of the bid selected.

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

We maintain allowances for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

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

Vendor Incentive Recognition

We participate in vendor incentive programs, including a significant vendor incentive program with our primary vendor, Cisco. These incentives are generally earned based on sales volume and customer satisfaction levels. The amounts earned under these programs are accrued when they are deemed probable and can be reasonably measured; otherwise, they are recorded when they are declared by the vendor or the cash is received, which ever is earlier. As a result of these estimates, the amount of rebates declared by the vendor, or the amount of rebates received in cash, the effect of vendor incentives on cost of goods can vary significantly between quarterly and annual reporting periods. Failure to achieve the requirements set by the vendor to earn a particular incentive could result in us not receiving a vendor incentive and result in lower gross margin on our product sales revenue. The incentives are recorded as a reduction of cost of goods. Selling, general and administrative expenses are increased for any associated commission expense and payroll tax related to the incentives.

Share-Based Compensation Expense

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

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the 2006, 2005 and 2004 periods were calculated using the following estimated weighted average assumptions:

	2006	2005	2004

Expected volatility	63.1%	63.9%	79.8%
Expected term (in years)	6.3	8.0	8.0
Risk-free interest rate	4.7%	4.4%	3.6%
Expected dividend yield	0%	0%	0%

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

We use the straight-line attribution method to recognize expense for unvested options. The amount of share-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will re-evaluate the forfeiture rate annually and adjust it as necessary, and the adjustments could be material.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are collections from our accounts receivable and our credit facility with Castle Pines Capital (the “Credit Facility”), which we believe are sufficient to meet our short-term and long-term liquidity requirements. We use the Credit Facility to finance the majority of our purchases of inventory, and to provide working capital when our cash flow from operations is insufficient. In 2006, we experienced negative cash flow from operating activities of continuing operations of $26 and negative cash flow from discontinued operations of $684. During 2006 the increase in use of our Credit Facility and cash flow from operations approximated the increase in accounts receivable and inventory. Our working capital increased slightly to $7,632 at December 31, 2006 from $7,392 at December 31, 2005.

Accounts Receivable.  The timing of our collection of accounts receivable and payments of our accounts payable is one of the principal influences on our cash flow from operations. We typically sell our products and services on short-term credit terms. We try to minimize our credit risk by performing credit checks, obtaining letters of credit in certain instances, and conducting our own collection efforts. Our accounts receivable, net of allowance for doubtful accounts, were $42,424 and $24,903 at December 31, 2006 and 2005, respectively. The increase in accounts receivable was attributable to significantly increased sales in the fourth quarter of 2006 compared to 2005.

Inventory.  We had inventory of $1,157 and $79 at December 31, 2006 and 2005, respectively. The higher level of 2006 inventory is attributable to customer orders to be shipped in the first quarter of 2007. We try to minimize the amount of inventory on hand to reduce the risk that the inventory will become obsolete or decline in value. We are able to do this by relying on the ready availability of products from our principal suppliers. As noted above, we rely principally on our Credit Facility to finance our inventory purchases.

Accounts Payable.  We rely on our Credit Facility to finance a substantial portion of our trade accounts payable under terms ranging from 30 to 60 days. Credit Facility balances within terms are non-interest bearing and classified as accounts payable in our balance sheet. Credit Facility balances outstanding in excess of terms are interest bearing and classified as notes payable in our balance sheet. Our accounts payable were $28,798 and $13,825 at December 31, 2006 and 2005, respectively. The increase in accounts payable was attributable to significantly increased purchases directly related to increased sales in the fourth quarter of 2006 compared to 2005.

Contractual Obligations

Our contractual cash obligations with terms in excess of one year consist of lease obligations, substantially all of which are for office space. All notes payable and other debt, including our Credit Facility discussed above, have remaining terms of less than one year. The following table summarizes contractual cash obligations with terms in excess of one year as of December 31, 2006:

	Payments Due by Period
		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(Dollars in thousands)

Lease obligations	$4,011	$897	$1,781	$835	$498
Purchase obligations	776	469	307	—	—

Total contractual obligations	$4,787	$1,366	$2,088	$835	$498

Purchase obligations represent contractual requirements under a software license agreement. We do not have material purchase obligations for inventory. We purchase inventory to fulfill in-hand orders from customers and we try to minimize the amount of inventory on hand to reduce the risk that the inventory will become obsolete or decline in value. We are able to do this by relying on the ready availability of products from our principal suppliers.

We expect to be able to meet our contractual cash payment obligations by their due dates through cash generated from operations, augmented, if needed, by borrowings under the Credit Facility.

Credit Facility.  We have a $40.0 million senior credit facility with Castle Pines Capital LLC (“CPC”) to provide inventory financing and to fund working capital requirements. Key terms of the Agreement are summarized as follows:

•	The Agreement provides a discretionary line of credit up to a maximum aggregate amount of $40.0 million to purchase inventory from CPC approved vendors.

•	The Agreement provides a working capital revolving line of credit under the above line of credit with an aggregate outstanding sublimit of $10.0 million.

•	The working capital revolving line of credit incurs interest payable monthly at the rate of prime plus 0.5%,

•	The Agreement contains customary covenants regarding maintenance of insurance coverage, maintenance of and reporting collateral, and submission of financial statements. The Agreement also contains restrictive financial covenants measured as of the end of each calendar quarter as detailed further below.

•	The line of credit is collateralized by substantially all of our assets.

•	The Agreement has a two year term ending December 26, 2007 and automatically renews for one year periods unless (1) 60 days notice is received from CPC, (2) we are in default, or (3) there is a change in vendor participation. We expect to renew the Agreement, but there is no assurance that financing will be available or the terms will be as favorable as the current Agreement.

As of December 31, 2006, borrowing capacity and availability were as follows (amounts in thousands):

Total Credit Facility	$40,000
Borrowing base limitation	(8,177)

Total borrowing capacity	31,823
Less interest-bearing borrowings	(4,350)
Less non-interest bearing advances	(25,991)

Total unused availability	$1,482

The “unused availability” is the amount not borrowed, but eligible to be borrowed. The borrowing base restrictions generally restrict our borrowings under the Credit Facility to 85% of the eligible receivables, 100% of our Floorplanned inventory and 75% of Cisco vendor rebates receivable.

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

To the extent that we have credit availability under the Credit Facility, it gives us the ability to extend the payment terms past the Free Finance Period. Amounts extended past the Free Finance Period accrue interest and are classified as notes payable on our balance sheet. These extended payment balances under the Credit Facility accrue interest at the prime rate (8.25% at December 31, 2006) plus 0.5%.

As defined in the Credit Facility there are restrictive covenants that are measured at each quarter and year end. These covenants require us to:

•	maintain Minimum Tangible Net Worth of $8.0 million;

•	maintain a maximum Debt to Tangible Net Worth ratio of 6.0 to 1;

•	maintain Minimum Working Capital of not less than $6.5 million; and

•	maintain a Current Ratio of not less than 1.10 to 1.0.

At December 31, 2006, we were in compliance with the loan covenants, and we anticipate that we will be able to comply with the loan covenants during the next twelve months. If we violate any of the loan covenants, we would be required to seek waivers from CPC for those non-compliance events. If CPC refused to provide waivers, the amount due under the Credit Facility could be accelerated and we could be required to seek other sources of financing.

Cash Flows.  During 2006, our cash decreased by $802. Operating activities used $710, investing activities used $2,606 and financing activities provided $2,514.

Operating Activities.  Operating activities used $710 in 2006 as compared to providing cash of $8,050 in 2005 and using cash of $10,488 in 2004. Adjustments for non-cash-related items of $1,991 included $1,178 from depreciation and amortization, $415 from share-based compensation, and $316 from discontinued operations, net of tax.

Changes in asset and liability accounts used $3,212. The most significant source was accounts payable which increased $14,981 from increased purchases of product for resale to our customers. Significant uses of cash were increased accounts receivable of $17,584 resulting from growth in the business and increased inventory of $1,053 for customer orders shipping in the first quarter of 2007.

Discontinued operations used $684 in cash due to operating losses, partially offset by the collection of accounts and notes receivable.

Investing Activities.  Investing activities used $2,606 in 2006 compared to the use of $5,084 in 2005 and $931 in 2004. Investing activities related to cash paid for acquisitions were $2,177 in 2006 and $4,562 in 2005. Our investing activities related to capital expenditures in all three years were primarily related to purchases of computer equipment and software, and to a lesser degree, leasehold improvements. Discontinued operations provided cash from investing activities of $1,492 as a result of the sales of Stratasoft and Valerent during 2006 compared to using cash of $77 and $89 for capital expenditures in 2005 and 2004, respectively.

Financing Activities.  Financing activities provided $2,514 compared to using $5,344 in 2005 and providing $14,145 in 2004. Borrowings under the Credit Facility provided cash of $1,886 in 2006, used cash of $5,658 in 2005, and provided cash of $6,423 in 2004. Proceeds from an offering of equity securities provided $7,548 in 2004. Our changes in stock price resulted in stock option holders exercising stock options, which provided $613, $209, and $280 in 2006, 2005, and 2004, respectively.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective beginning January 1, 2007. The adoption of FIN 48 is not expected to have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on the consideration of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The staff believes registrants must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior year misstatements, on the current year consolidated financial statements. The staff prescribes two approaches to assessing the materially of misstatements; the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach”, which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach, misstatements are deemed material, we are required to adjust our financial statements, including correcting prior year financial statements, even though such correction was and continues to be immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require us to amend previously filed reports, rather such corrections may be made the next time we file our prior year statements.

Since inception the Company recorded audit professional fees in the year under audit and tax professional fees in the year for which the tax returns were filed. Generally accepted accounting principles require audit and tax professional fees to be expensed as incurred, which are primarily in the year subsequent to the year under audit or year for which tax returns are filed. Prior to 2006, the difference between the two methods was immaterial to the Company’s financial position and results of operations. Applying the guidance of SAB 108, the Company corrected its accounting for audit and tax fees in 2006 by reducing the January 1, 2006 retained deficit in the amount of $125 for the cumulative effect of the correction.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We attempt to manage our borrowings under the Castle Pines Capital Facility (“Facility”) to minimize interest expense. The interest rate of the Facility is the prime rate plus 0.5% (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”). During the year ended December 31, 2006, the interest rates of borrowings under the Facility ranged from 7.75% to 8.75%. A one percent change in variable interest rates will not have a material impact on our financial condition.

Item 8.	Financial Statements and Supplementary Data

INX INC.

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of INX Inc.:

We have audited the accompanying consolidated balance sheets of INX Inc. (formerly I-Sector Corporation) (a Delaware corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INX Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments.” Also as discussed in Note 2 to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of January 1, 2006, in connection with the adoption of SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

/s/  GRANT THORNTON LLP

Houston, Texas
February 27, 2007

INX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share and par value amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$1,795	$2,597
Accounts receivable — trade, net of allowance of $299 and $161	42,424	24,903
Inventory	1,157	79
Other current assets	2,067	881
Current assets of discontinued operations	19	2,564

Total current assets	47,462	31,024
Property and equipment, net of accumulated depreciation of $2,414 and $2,344	3,854	2,050
Goodwill	10,891	7,121
Intangible assets, net of accumulated amortization of $1,264 and $1,007	283	372
Other assets	—	21
Noncurrent assets of discontinued operations	30	1,057

Total assets	$62,520	$41,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$4,609	$2,707
Accounts payable	28,798	13,825
Accrued payroll and related costs	3,362	2,216
Accrued expenses	1,676	1,480
Other current liabilities	1,260	468
Current liabilities of discontinued operations	125	2,936

Total current liabilities	39,830	23,632
Other long-term liabilities	306	—
Long-term liabilities of discontinued operations	—	7
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 6,603,070 and 5,975,626 issued	66	60
Additional paid-in capital	30,598	27,546
Retained deficit	(8,280)	(9,600)

Total stockholders’ equity	22,384	18,006

Total liabilities and stockholders’ equity	$62,520	$41,645

The accompanying notes are an integral part of these consolidated financial statements

INX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except share and per share amounts)

Revenue:
Products	$135,317	$94,570	$65,207
Services	20,696	12,749	6,280

Total revenue	156,013	107,319	71,487

Cost of goods and services:
Products	110,185	79,715	54,363
Services	15,331	9,028	4,183

Total cost of goods and services	125,516	88,743	58,546

Gross profit	30,497	18,576	12,941
Selling, general and administrative expenses	28,710	22,759	11,268

Operating income (loss)	1,787	(4,183)	1,673
Interest expense	273	297	205
Other (income) expense, net	(41)	(61)	(109)

Income (loss) from continuing operations before income taxes	1,555	(4,419)	1,577
Income tax expense	44	475	350

Income (loss) from continuing operations before minority interest	1,511	(4,894)	1,227
Minority interest	—	23	117

Net income (loss) from continuing operations	1,511	(4,917)	1,110
Income (loss) from discontinued operations, net of taxes	(316)	(2,967)	420

Net income (loss)	$1,195	$(7,884)	$1,530

Net income (loss) per share:
Basic:
Net income (loss) from continuing operations before minority interest	$0.24	$(0.86)	$0.27
Minority interest	—	—	(0.03)
Income (loss) from discontinued operations, net of taxes	(0.05)	(0.52)	0.09

Net income (loss) per share	$0.19	$(1.38)	$0.33

Diluted:
Net income (loss) from continuing operations before minority interest	$0.21	$(0.86)	$0.25
Minority interest	—	—	(0.02)
Income (loss) from discontinued operations, net of taxes	(0.05)	(0.52)	0.08

Net income (loss) per share	$0.16	$(1.38)	$0.31

Shares used in computing net income (loss) per share:
Basic	6,318,674	5,706,323	4,569,507

Diluted	7,293,737	5,706,323	5,004,393

The accompanying notes are an integral part of these consolidated financial statements

INX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	$.01 Par Value		Additional
	Common Stock		Paid-In	Treasury	Retained
	Shares	Amount	Capital	Stock	Deficit	Total
	(In thousands, except share and par value amounts)

Balance at January 1, 2004	4,762,809	$48	$11,190	$(1,373)	$(3,246)	$6,619
Revaluation of consultant options	—	—	(199)	—	—	(199)
Exercise of common stock options	100,345	—	280	—	—	280
Proceeds from offering of units, net of offering costs of $1,145	1,150,000	12	7,536	—	—	7,548
Issuance of INX common stock net of minority interest	—	—	71	—	—	71
Retirement of treasury stock	(811,800)	(8)	(1,365)	1,373	—	—
Net income	—	—	—	—	1,530	1,530

Balance at December 31, 2004	5,201,354	52	17,513	—	(1,716)	15,849
Exercise of common stock options	157,414	2	207	—	—	209
Exchange of INX and I-Sector options	—	—	5,729	—	—	5,729
Exchange of INX and I-Sector common stock	244,890	2	1,528	—	—	1,530
Issuance of shares for Network Architects acquisition	308,166	3	1,997	—	—	2,000
Issuance of shares for InfoGroup Northwest acquisition	65,102	1	512	—	—	513
Issuance of stock options	—	—	57	—	—	57
Vesting of consultant options	—	—	9	—	—	9
Repurchase and retirement of common stock	(1,300)	—	(6)	—	—	(6)
Net loss	—	—	—	—	(7,884)	(7,884)

Balance at December 31, 2005	5,975,626	60	27,546	—	(9,600)	18,006
Cumulative effect of correction of accounting for professional fees as provided under SAB 108	—	—	—	—	125	125

Balance at January 1, 2006	5,975,626	60	27,546	—	(9,475)	18,131
Exercise of common stock options and other	332,859	3	610	—	—	613
Issuance of shares for Datatran acquisition	73,108	1	514	—	—	515
Issuance of shares as additional purchase price consideration for Network Architects acquisition	97,413	1	570	—	—	571
Issuance of shares as additional purchase price consideration for InfoGroup Northwest acquisition	122,544	1	750	—	—	751
Issuance of warrants	—	—	128	—	—	128
Common stock grant to employee	1,520	—	10	—	—	10
Share-based compensation expense related to employee stock options	—	—	462	—	—	462
Share-based compensation expense related to employee restricted stock grants	—	—	8	—	—	8
Net income	—	—	—	—	1,195	1,195

Balance at December 31, 2006	6,603,070	$66	$30,598	$—	$(8,280)	$22,384

The accompanying notes are an integral part of these consolidated financial statements

INX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,195	$(7,884)	$1,530
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	316	2,967	(420)
Depreciation and amortization	1,178	949	661
Share-based compensation expense for employee stock options and restricted stock grant	415	—	—
Bad debt expense	63	9	70
Issuance of stock grant	10	66	—
(Gain) loss on retirement of assets	9	26	(4)
Tax benefit from discontinued operations	—	(466)	(350)
Minority interest	—	23	117
Exchange of options in merger of subsidiary	—	5,729	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable, net	(17,584)	1,678	(18,501)
Inventory	(1,053)	302	(140)
Other current assets	(1,206)	(579)	485
Other assets	21	(21)	—
Accounts payable	14,981	3,875	3,981
Accrued expenses	837	496	1,440
Other current and long-term liabilities	792	468	317

Net cash provided by (used in) continuing operations	(26)	7,638	(10,814)
Net operating activities from discontinued operations	(684)	412	326

Net cash provided by (used in) operating activities	(710)	8,050	(10,488)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures (net of effect of acquisitions)	(1,921)	(476)	(846)
Acquisition of Datatran Network Systems	(1,000)	—	—
Acquisition of InfoGroup Northwest, Inc.	(751)	(1,900)	—
Acquisition of Network Architects, Corp.	(394)	(2,300)	—
Proceeds of sale of fixed assets	—	31	4
Transaction costs paid for acquisitions	(32)	(362)	—

Net cash used in investing activities of continuing operations	(4,098)	(5,007)	(842)
Net investing activities of discontinued operations	1,492	(77)	(89)

Net cash used in investing activities	(2,606)	(5,084)	(931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of short-term interest bearing Castle Pines Capital Credit Facility, net	1,886	2,464	—
Borrowings (payments) of short-term interest bearing Textron Facility, net	—	(8,122)	6,423
Exercise of stock options	613	209	280
Proceeds from other short-term borrowings	407	370	—
Payments of other short-term borrowings	(391)	(163)	(25)
Proceeds from unit offering, net	—	—	7,548
Purchase of common stock	—	(6)	—

Net cash provided by (used in) financing activities of continuing operations	2,515	(5,248)	14,226
Net financing activities of discontinued operations	(1)	(96)	(81)

Net cash provided by (used in) in financing activities	2,514	(5,344)	14,145

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(802)	(2,378)	2,726
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,597	4,975	2,249

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,795	$2,597	$4,975

The accompanying notes are an integral part of these consolidated financial statements

INX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$219	$426	$—

Cash paid for income taxes	$14	$42	$—

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of Datatran Network Systems:
Fair value of assets acquired	$1,515	$—	$—
Common stock issued	(515)	—	—
Acquisition of Network Architects, Corp.:
Fair value of assets acquired	965	4,300	—
Common stock issued	(571)	(2,000)	—
Acquisition of InfoGroup Northwest, Inc.:
Fair value of assets acquired	1,502	2,400	—
Common stock issued	(751)	(500)	—
Acquisition of INX minority interest:
Common stock issued	—	1,530	—
Minority interest acquired	—	(302)	—
Obligation under software license agreement:
Fair value of asset acquired	775	—	—
Obligation incurred	(775)	—	—
Issuance of warrants in connection with sale of Stratasoft, Inc.	(128)	—	—
Recognition of additional purchase price on Digital Precision acquisition through issuance of INX common stock	—	—	234
Recognition of minority interest for issuance of INX common stock	—	—	(162)
Revaluation of options granted consultants	—	—	(199)

The accompanying notes are an integral part of these consolidated financial statements

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004
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

2.	Summary of Significant Accounting Policies

Basis of Presentation — On November 3, 2005, the Company’s Board of Directors approved a plan to sell the Stratasoft and Valerent subsidiaries as further discussed in Note 4. Therefore, the Stratasoft and Valerent results of operations and cash flows are classified as discontinued operations for all periods presented. The assets and liabilities of Stratasoft and Valerent are classified as current and noncurrent assets and liabilities of discontinued operations in the accompanying balance sheets for all periods presented. As a result of the classification of Stratasoft and Valerent as discontinued operations, the Company reports under only one segment.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of INX Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents — Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable — Trade accounts receivable are recorded at the invoiced amount, are non-interest bearing and are recorded net of reserves for sales returns and allowances and an allowance for doubtful accounts. The Company extends credit to its customers in the normal course of business and generally does not require collateral or other security. The Company performs ongoing credit evaluations of its customers’ financial condition and, in some instances, requires letters of credit or additional guarantees in support of contracted amounts. Earnings are charged with a provision for doubtful accounts based on a current review of the collectibility of the accounts and using a systematic approach based on historical collections and age of the amounts due. Accounts deemed uncollectible are applied against the allowance for doubtful accounts. Accruals for estimated sales returns and other allowances and deferrals are recorded as a reduction of revenue at the time of revenue recognition. These provisions are based on contract terms and prior claims experience and involve significant estimates.

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

Goodwill — Goodwill is the excess of the purchase price over the fair values assigned to the net assets acquired in business combinations. Goodwill is not amortized, but instead is subject to periodic testing for impairment. Goodwill is tested for impairment on an annual basis and more frequently if facts and circumstances indicate goodwill carrying values exceed estimated reporting unit fair values. Goodwill is written down when impaired. Based on the impairment tests performed, there was no impairment of goodwill in 2006.

Intangible Assets — Intangible assets are being amortized over their estimated useful lives of two to four years (see Note 6).

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets — Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Income Taxes — Income taxes are accounted for under the liability method, which requires, among other things, recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and the recognition of available tax carryforwards. The tax provision allocated to discontinued operations is based on the incremental tax effect after computing the tax provision on continuing operations.

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

Technical support services revenue, consisting of remote monitoring and management of customers’ IP telephony and network infrastructure equipment and applications, is recognized ratably over the term of

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the underlying customer contract. Commission costs paid in advance are deferred and recognized ratably over the term of the underlying customer contract.

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

Arrangements with multiple deliverables are arrangements under which a combination of products and services are provided to customers. Such arrangements are evaluated under Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”), which addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The application of the appropriate accounting guidance requires judgment and is dependent upon the specific transaction and whether the sale includes hardware, software, services or a combination of these items.

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

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company records taxes applicable under EITF No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)“on a net basis. Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. Determination that the fee is fixed or determinable is based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Collectibility is assessed based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Accruals for estimated sales returns and other allowances and deferrals are recorded as a reduction of revenue at the time of revenue recognition. These provisions are based on contract terms and prior claims experience and involve significant estimates. If these estimates are significantly different from actual results, our revenue could be impacted.

Vendor Incentives — INX participates in a vendor incentive program under which incentives are principally earned by sales volume, sales growth and customer satisfaction levels. The amounts earned under these programs are accrued when they are deemed probable and can be reasonably measured; otherwise, they are recorded when they are declared by the vendor or the cash is received, whichever is earlier. As a result of these estimates, the amount of rebates declared by the vendor, or the amount of rebates received in cash, the effect of vendor incentives on cost of goods can vary significantly between quarterly and annual reporting periods. The incentives are recorded as a reduction of cost of goods and services. Selling, general and administrative expenses are increased for any associated commission expense and payroll tax related to the incentives. The Company recognized vendor incentives of $6,303, $2,876 and $3,480 in 2006, 2005 and 2004, respectively. During the fourth quarter of 2006, additional incentives of $691 were recorded as a change in estimate increasing 2006 income from continuing operations and net income by $691 or $0.11 per share (basic) and $0.09 per share (fully diluted). Accounts receivable from vendors of $3,280 and $1,217 at December 31, 2006 and 2005, respectively, are reported under “Accounts receivable — trade” in the consolidated balance sheets.

Advertising Costs — Advertising costs consist of print advertising and trade show materials and are expensed as incurred.

Research and Development Costs — Research and development expenditures are charged to operations as incurred and consist primarily of compensation costs, outside services, and expensed materials. The Company incurred research and development expenditures of $289, $162 and $0 in 2006, 2005 and 2004, respectively.

Share-Based Compensation — On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense based on estimated fair values for share-based payment awards. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has utilized the guidance of SAB 107 in its adoption of SFAS 123R.

SFAS 123R requires all share-based payments to be recognized in the results of operations at their grant-date fair values. The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. Under

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Pronouncements — In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company beginning January 1, 2007. The adoption of FIN 48 is not expected to have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Since inception the Company recorded audit professional fees in the year under audit and tax professional fees in the year for which the tax returns were filed. Generally accepted accounting principles require audit and tax professional fees to be expensed as incurred, which are primarily in the year subsequent to the year under audit or year for which tax returns are filed. Prior to 2006, the difference between the two methods was immaterial to the Company’s financial position and results of operations. Applying the guidance of SAB 108, the Company corrected its accounting for audit and tax fees in 2006 by reducing January 1, 2006 accrued expenses and retained deficit in the amount of $125 for the cumulative effect of the correction.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Acquisitions

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

Additional purchase price consideration valued at $965 and recorded as goodwill was paid to Network Architects in June 2006 for achievement of certain operating profit milestones during the twelve-month period ended May 31, 2006. The consideration was comprised of $394 paid in cash and 97,413 shares of the Company’s common stock valued at the average closing price per share as reported by NASDAQ for the five consecutive trading days ending June 28, 2006.

The Company will pay Network Architects additional purchase price consideration if certain financial milestones are achieved during 2007 and 2008. The Company will issue Network Architects a maximum of 75,000 shares of common stock following each of the twelve-month periods ending May 31, 2007 and 2008 if operating profit during such periods exceeds $660 and $726, respectively. If operating profit is less than the applicable milestone for any of the two years, the number of shares of common stock issuable by the Company will be equal to 75,000 multiplied by

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the percentage of actual operating profit during the period as compared to the applicable milestone. Additional purchase price consideration, if any, will be recorded as goodwill.

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

Additional purchase price consideration valued at $1,430 and recorded as goodwill was paid to InfoGroup in August 2006 for achievement of certain operating profit milestones during the twelve-month period ending June 30, 2006. The consideration consisted of $715 paid in cash and $715 in shares of the Company’s common stock valued at the average closing price per share as reported by NASDAQ for the five consecutive trading days ending two days prior to August 15, 2006. Additionally, cash and stock valued at $71 was paid to the broker of the transaction.

The following table summarizes the estimated fair values, including professional fees and other related acquisition costs, at the date of acquisition, including additional purchase price consideration subsequently paid. The Company obtained a third party valuation of certain tangible and intangible assets for each acquisition.

	Datatran	Network	InfoGroup
	Network	Architects,	Northwest,
	Systems	Corp.	Inc.

Allocated acquisition cost:
Intangibles — customer relationships and noncompete agreements amortized over 3 years	$168	$241	$134
Inventory	25	—	—
Property and equipment	38	500	297
Security and customer deposits	5	4	15
Goodwill	1,311	4,584	3,580

Total acquisition cost	$1,547	$5,329	$4,026

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended December 31,
	2006	2005

Revenues	$156,058	$132,854

Net income (loss) from continuing operations	$1,392	$(2,597)

Net income (loss) from continuing operations:
Basic	$0.22	$(0.42)

Diluted	$0.19	$(0.42)

Weighted average shares used in calculation:
Basic	6,455,576	6,160,342

Diluted	7,430,639	6,160,342

4.	Discontinued Operations

Telecom and Computer Products Divisions

Prior to 2004, INX sold a computer products reselling business, PBX telephone systems dealer business, and the Telecom Systems division. During 2005, the Company resolved the collectibility of certain accounts receivable of these operations and, in 2006, settled pending litigation relative to its discontinued Telecom and Computer Products Divisions as discussed further in Note 14. The impact of these changes are reflected in the gain on disposal of discontinued operations detailed below.

Stratasoft and Valerent Subsidiaries

On November 3, 2005, the Company’s Board of Directors approved a plan to sell its Stratasoft and Valerent subsidiaries. This action was taken due to continuing losses at Stratasoft and the decision to build value with a focused strategy in the operations at INX. Under a Stock Purchase Agreement (“Agreement”) dated January 26, 2006, INX sold all outstanding shares of Stratasoft’s common stock for a pretax gain on disposal of $302. Key terms of the sale are summarized as follows:

•	All outstanding Stratasoft common stock was sold for a purchase price of $3,000, which has been or is subject to reduction as follows:

•	$800 placed in escrow, which is available to satisfy indemnified losses, if any, as defined in the Agreement. Funds placed in escrow are excluded from the estimated gain stated above. Approximately $448 in indemnified losses have been paid or presented for payment as of December 31, 2006.

•	$221 representing a preliminary net working capital adjustment, as defined. The final working capital adjustment recorded during June 2006 resulted in the further reduction of the sale proceeds of $40.

•	The Company indemnified the buyer for potential losses as defined in the Agreement to a maximum of $1,400, inclusive of amounts placed in escrow. Excess funds held in escrow will be released on January 26, 2008 unless retained in escrow for potential indemnified losses as allowed in the Agreement under certain circumstances.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The Company may receive additional consideration in the form of 10% of the outstanding Stratasoft common stock if revenue exceeds $10,000 for any consecutive twelve month period within two years of closing.

•	The Company may receive additional cash consideration if Stratasoft is sold by the buyer to another party prior to January 26, 2008, for an amount in excess of $15,000.

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

The sale of Valerent operations involved two separate transactions which were closed in October 2006. The managed services business and related inventory, property and equipment were sold to OuterNet Management, L.P. for a cash sales price of $185. The consulting business and related property and equipment were sold to Vicano Acquisition Corp., a company owned by Valerent’s former President and brother-in-law of our CEO and largest shareholder. The consulting business was sold for cash paid at closing of $50 and a $70 promissory note to be received in twenty-four monthly installments of $3 plus interest of 10%. Additional sales price is due to the Company if certain revenue thresholds and conditions are met. The Company recorded a gain of $25 on the cash component of the transactions and will record a gain on proceeds under the $70 promissory note as received, of which $6 was received at December 31, 2006.

The results of operations and gain on disposal of discontinued operations are summarized below:

	Year Ended December 31,
	2006	2005	2004

Revenues:
Stratasoft.	$268	$5,277	$8,201
Valerent	4,330	6,662	6,942

Total	$4,598	$11,939	$15,143

Loss from operations of discontinued subsidiaries:
Stratasoft.	$(288)	$(2,734)	$(265)
Valerent	(830)	(239)	279

Total	(1,118)	(2,973)	14
Gain on disposal of discontinued operations:
Stratasoft.	302	—	—
Valerent	31	—	—
Telecom and Computer Products Divisions	469	106	57
Cumulative effect of change in accounting method at Stratasoft	—	(566)	—
Income tax benefit	—	466	349

Income (loss) from discontinued operations, net of taxes	$(316)	$(2,967)	$420

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of assets and liabilities of discontinued operations in the accompanying balance sheets are as follows:

	December 31,
	2006	2005

Current assets of discontinued operations:
Accounts receivable, net	$—	$1,533
Inventory	—	592
Costs and earnings in excess of billings	—	266
Notes receivable and other current assets	19	173

Total	$19	$2,564

Noncurrent assets of discontinued operations:
Property and equipment, net	$—	$392
Patents, net	—	653
Other noncurrent assets	30	12

Total	$30	$1,057

Current liabilities of discontinued operations:
Accounts payable	$—	$620
Billings in excess of costs and earnings	—	201
Accrued expenses	61	1,376
Deferred revenue	64	644
Current portion of long-term debt	—	95

Total	$125	$2,936

Long-term liabilities of discontinued operations:
Long-term debt	$—	$7

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

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2006	2005

Equipment	$305	$287
Computer equipment and software	4,242	2,220
Furniture and fixtures	831	1,074
Leasehold improvements	785	708
Vehicles	105	105

	6,268	4,394
Accumulated depreciation and amortization	(2,414)	(2,344)

Total	$3,854	$2,050

Property and equipment are depreciated over their estimated useful lives ranging from three to ten years using the straight-line method. Depreciation expense totaled $921, $570 and $364 for 2006, 2005 and 2004, respectively.

6.	Intangible Assets

	December 31, 2006		December 31, 2005		Weighted
	Gross		Gross		Average
	Carrying	Accumulated	Carrying	Accumulated	Remaining
	Amount	Amortization	Amount	Amortization	Life

Amortized intangible assets:
Customer lists	$1,160	$997	$1,051	$793	1.27
Other	387	267	328	214	1.72

Total	$1,547	$1,264	$1,379	$1,007

The estimated aggregate amortization expense for future years is as follows:

2007	198
2008	73
2009	11
2010	1

Total	$283

7.	Earnings Per Share

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

Options to purchase 1,154,007 shares for the year ended December 31, 2005 were not used in the calculation of diluted earnings since the effect of potentially dilutive securities in computing a loss per share is antidilutive. For the years ended December 31, 2006 and December 31, 2004, no options were excluded in the calculation of diluted earnings.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s wholly-owned subsidiary, InterNetwork Experts, Inc., had potentially dilutive options until March 2005 as discussed in Note 11. In 2004 the net loss from continuing operations for purposes of computing the earnings per share increased $29 for the assumed exercise of InterNetwork Experts, Inc. options under the treasury method, and in 2005 the net income from continuing operations for purposes of computing the earnings per share decreased $550 for the assumed exercise of InterNetwork Experts, Inc. options under the treasury method.

	December 31,
	2006	2005	2004

Numerator for basic earnings per share:
Net income (loss) from continuing operations before minority interest	$1,511	$(4,894)	$1,227
Minority interest	—	(23)	(117)
Income (loss) from discontinued operations, net of taxes	(316)	(2,967)	420

Net income (loss)	$1,195	$(7,884)	$1,530

Numerator for diluted earnings per share:
Net income (loss) from continuing operations before minority interest	$1,511	$(4,894)	$1,227
Minority interest	—	(23)	(117)
INX income attributable to potential minority interest net income (loss) from continuing operations used in computing loss per share	—	—	(550)

Net income (loss) from continuing operations used in computing income (loss) per share	1,511	(4,917)	560
Income (loss) from discontinued operations, net of taxes	(316)	(2,967)	420

Net income (loss)	$1,195	$(7,884)	$980

Denominator for basic earnings per share — weighted-average shares outstanding	6,318,674	5,706,323	4,569,507
Effect of dilutive securities:
Shares issuable from assumed conversion of common stock options and restricted stock	975,063	—	434,886

Denominator for diluted earnings per share — weighted-average shares outstanding	7,293,737	5,706,323	5,004,393

For 2004 we did not include 50,000 warrants issued in 2004 to purchase units, nor did we include 110,000 warrants issued in 2004 to purchase common stock in determination of the dilutive shares since their exercise prices exceeded the $7.65 per share price of the common stock on December 31, 2004. For 2006 and 2005 we did not include 625,000 and 575,000 warrants, respectively, to purchase common stock in determination of the dilutive shares since they are antidilutive.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Notes Payable and Long-Term Debt

Notes payable and long-term debt on the accompanying balance sheets consist of the following:

	December 31,
	2006	2005

Revolving credit facility bearing interest of prime plus .5%	$4,350	$2,464
Notes payable bearing interest of 6.25% with monthly payments of $74 due July 2007	259	—
Notes payable bearing interest of 5.25% with monthly payments of $38 due July 2006	—	222
Obligation under capital lease, imputed interest of 10% maturing November 2006	—	21

Total, all due within 12 months	$4,609	$2,707

On December 27, 2005 the Company entered into a $40,000 senior credit facility (“Agreement”) with Castle Pines Capital LLC (“CPC”) to provide inventory financing and to fund working capital requirements, replacing the $25,000 senior credit facility with Textron Financial Corporation. Key terms of the Agreement are summarized as follows:

•	The Agreement provides a discretionary line of credit up to a maximum aggregate amount of $40,000 to purchase inventory from CPC approved vendors.

•	The Agreement provides a working capital revolving line of credit under the above line of credit with an aggregate outstanding sublimit of $10,000.

•	The working capital revolving line of credit incurs interest payable monthly at the rate of prime plus .5%.

•	The Agreement contains customary covenants regarding maintenance of insurance coverage, maintenance of and reporting collateral, and submission of financial statements. The Agreement also contains restrictive financial covenants measured as of the end of each calendar quarter covering current ratio, tangible net worth, minimum working capital, and total liabilities to tangible net worth ratio as defined.

•	The line of credit is collateralized by substantially all assets of the Company.

Inventory floor plan borrowings are reflected in accounts payable in the accompanying consolidated balance sheets, except for $4,350 and $2,464 that is interest bearing and is reflected in short term debt in the accompanying consolidated balance sheets at December 31, 2006 and December 31, 2005, respectively. Borrowings accrue interest at the prime rate (8.25% at December 31, 2006) plus 0.5% on outstanding balances that extend beyond the vendor approved free interest period. At December 31, 2006, INX was in compliance with the loan covenants effective at that date and anticipates that it will be able to comply with its loan covenants for the next twelve months. In the event INX does not maintain compliance, it would be required to seek waivers from CPC for those events, which, if not obtained, could accelerate repayment and require INX to seek other sources of finance. At December 31, 2006, INX had $30,341 outstanding on inventory floor plan finance borrowings, and the unused availability was $1,482.

The weighted-average interest rate for borrowings under all credit line arrangements in effect during, 2006, 2005 and 2004 was 8.5%, 8.6% and 7.4%, respectively. Interest expense on continuing operations debt was $255, $289, and $193 for the years ended December 31, 2006, 2005, and 2004, respectively.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2006	2005	2004

Current provision:
Federal	$16	$475	$591
State	28	—	—

Total current provision	44	475	591
Deferred benefit	—	—	(241)

Total expense from continuing operations	44	475	350
Total benefit from discontinued operations	—	(466)	(350)

Total	$44	$9	$—

The total provision for income taxes for continuing operations during the years ended December 31, 2006, 2005 and 2004 varied from the U.S. federal statutory rate due to the following:

	Year Ended December 31,
	2006	2005	2004

Federal income tax at statutory rate	$761	$(1,502)	$536
Minority interest	—	1,956	40
Meals and entertainment expenses	59	29	20
State taxes, net of federal tax benefit	19	—	—
Other	15	(8)	(5)
Valuation allowance	(810)	—	(241)

Total expense from continuing operations	$44	$475	$350

Net deferred tax assets computed at the statutory rate related to temporary differences were as follows:

	December 31,
	2006	2005

Net deferred tax assets (liabilities):
Accounts and notes receivable	$234	$334
Closing and severance costs	16	194
Deferred service revenue	93	126
Amortization of intangibles	(518)	—
Share-based compensation	1,589	—
Accrued liabilities	1,472	—
Other	—	141
Depreciation	(492)	(148)
Net operating loss carryforward	860	1,494

Total	3,254	2,141
Less: Valuation allowance	(3,254)	(2,141)

Total	$—	$—

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to the company’s recurring losses, a valuation allowance was established to fully offset the net deferred tax assets at December 31, 2006 and 2005. The increase in the valuation allowance in 2006 was primarily attributable to an increase in deferred tax assets associated with the remeasurement of stock options that were part of the elimination of minority interest in our former Internetwork Experts, Inc. subsidiary and includes a $648 decrease in deferred tax assets associated with the disposal of discontinuing operations.

At December 31, 2006, INX has a net operating loss (NOL) carryforward for federal income tax reporting purposes of approximately $2,369. Since United States tax laws limit the time during which an NOL may be applied against future taxable income and tax liabilities, INX may not be able to take full advantage of its NOL carryforward for federal income tax purposes. The carryforward will expire during the period 2023 through 2025 if not otherwise used. A change in ownership, as defined by federal income tax regulations, could significantly limit the company’s ability to utilize its carryforward.

INX receives an income tax benefit from stock option exercises for the difference between the fair market value of the stock issued at the time of exercise and the grant price, tax effected. This benefit will be utilized to the extent that INX has tax basis income that was not offset by the remainder of the net operating loss (NOL) carryforwards. At December 31, 2006, INX has $605 remaining unused tax benefit attributable to stock option exercises.

10.	Stockholders’ Equity

Equity Compensation Plans

The Company currently grants stock options under the following equity compensation plans:

1996 Incentive Stock Plan and the 1996 Non-Employee Director Stock Option Plan — The 1996 Incentive Stock Plan (the “1996 Incentive Plan”) and the 1996 Non-Employee Director Stock Option Plan (the “Director Plan”) were approved by the shareholders and no further shares may be granted under either plan. The 1996 Incentive Plan provided for the granting of incentive awards in the form of stock options, restricted stock, phantom stock, stock bonuses and cash bonuses in accordance with the provisions of the plan. The Director Plan provided for a one-time option by newly elected directors to purchase up to 5,000 common shares, after which each director was entitled to receive an option to purchase up to 5,000 common shares upon each date of re-election to INX’s Board of Directors. Options granted under the Director Plan and the 1996 Incentive Plan have an exercise price equal to the fair market value on the date of grant, are fully vested at December 31, 2006, and generally expire ten years after the grant date.

2000 Stock Incentive Plan — INX adopted the 2000 Stock Incentive Plan (the “2000 Incentive Plan”) as approved at the May 2000 annual shareholder’s meeting. At the June 5, 2006 shareholder’s meeting the 2000 Incentive Plan was amended to increase the number of shares of common stock available for stock option grants to 2,473,103. The 2000 Incentive Plan provides for the granting of incentive awards in the form of stock-based awards and cash bonuses in accordance with the provisions of the plan. All employees, including officers, and consultants and non-employee directors are eligible to participate in the 2000 Incentive Plan. Generally, the Compensation Committee has the discretion to determine the exercise price of each stock option under the 2000 Incentive Plan, and they expire within ten years of the grant date, except those classified as Incentive Stock Option (“ISO”) grants to a 10% or greater stockholder. ISO grants to a 10% or greater stockholder expire within five years of the grant date. The exercise price of each ISO grant may not be less than 100% of the fair market value of a share of common stock on the date of grant (110% in the case of a 10% or greater stockholder). Options granted under the 2000 Incentive Plan are subject to either cliff or graded vesting, generally ranging from three to ten years. At December 31, 2006, 168,189 shares were available for future option grants under the 2000 Incentive Plan.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the 2006, 2005 and 2004 periods were calculated using the following estimated weighted average assumptions:

	2006	2005	2004

Expected volatility	63.1%	63.9%	79.8%
Expected term (in years)	6.3	8.0	8.0
Risk-free interest rate	4.7%	4.4%	3.6%
Expected dividend yield	0%	0%	0%

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

Share-Based Compensation Expense

The Company uses the straight-line attribution method to recognize expense for unvested options. The amount of share-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company will re-evaluate the forfeiture rate annually and adjust it as necessary, and the adjustments could be material.

Share-based compensation expense recognized under SFAS 123R for the year ended December 31, 2006 was as follows:

Cost of products and services — services	$57
Selling, general and administrative expenses	350

Share-based compensation from continuing operations before income taxes	407
Income tax benefit	—

Share-based compensation from continuing operations	407
Share-based compensation from discontinued operations	55

Total share-based compensation	$462

Impact of total share-based compensation on net income per share:
Basic	$(0.07)
Diluted	$(0.06)

During April 2005, options for 10,000 shares were granted to an employee at an exercise price of $0.01. The difference between the exercise price and fair market value at date of grant of $57 was charged to earnings during the year ended December 31, 2005, with a corresponding increase in additional paid-in-capital, resulting in no impact on total stockholders’ equity. The year ended December 31, 2005 also included share-based compensation expense of $5,729 resulting from the remeasurement of stock options exchanged as part of the elimination of the InterNetwork Experts, Inc. minority interest as discussed further in Note 11. Prior to January 1, 2006, the Company accounted for its share-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” In accordance

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with APB Opinion No. 25, no share-based compensation cost was reflected in the Company’s net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. Had the Company used the fair value based accounting method for share-based compensation expense prescribed by SFAS Nos. 123 and 148 for the year ended December 31, 2005 and 2004, the Company’s consolidated net loss and net loss per share would have been increased to the pro-forma amounts illustrated as follows:

	2005	2004

Basic and diluted:
Net loss as reported	$(7,884)	$1,530
Add: share-based employee compensation recognized, net of related income tax effect	5,786	—
Deduct: share-based employee compensation, net of related income tax effect	(6,461)	(90)

Pro forma net loss	$(8,559)	$1,440

Net loss per share:
Basic — as reported	$(1.38)	$0.33
Basic — pro forma	$(1.50)	$0.32
Diluted — as reported	$(1.38)	$0.31
Diluted — pro forma	$(1.50)	$0.29

Option Activity

A summary of the activity under the Company’s stock option plans for the year ended December 31, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Options outstanding at December 31, 2005	1,944,610	$2.66
Granted	281,867	7.03		$—
Exercised	(327,859)	1.87		$1,682
Canceled	(27,855)	5.12

Options outstanding December 31, 2006	1,870,763	$3.42	6.66	$8,312

Options exercisable at December 31, 2006	1,420,484	$2.34	5.88	$7,837

Options vested and options expected to vest at December 31, 2006	1,828,419	$3.37	6.76	$8,215

The total intrinsic value of options exercised during the year ended December 31, 2006, 2005 and 2004 was $1,682, $1,016 and $637, respectively. The total grant-date fair value of stock options that became fully vested during the year ended December 31, 2006, 2005 and 2004 was approximately $412, $122 and $417, respectively. The weighted average grant-date fair value of options granted during the year ended December 31, 2006, 2005 and 2004 was $4.46, $2.15 and $7.52, respectively. As of December 31, 2006, there was $1,543 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based awards, which is expected to be recognized over a weighted-average period of 3.9 years.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of nonvested shares as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

		Weighted Average
		Grant Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2006	—	—
Granted	37	$7.48
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2006	37	$7.48

As of December 31, 2006, there was $271 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan, which is expected to be recognized over the weighted-average period of 4.4 years. No shares have vested under the Plan as of December 31, 2006.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Since no tax benefit was recorded for share-based payment awards in the year ended December 31, 2006, the aforementioned provisions of SFAS 123R and the related FASB Staff Position No. FAS 123R-3 had no impact on the Condensed Consolidated Financial Statements.

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

Warrants — Included in the units issued by INX on May 7, 2004 were 575,000 warrants to purchase common stock at an exercise price of $12.45 per share. These warrants are exercisable through May 7, 2009 and are subject to redemption by INX at a price of $0.25 per warrant upon 30 days notice to the holders; however, INX may only

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

redeem the warrants if the closing price for INX common stock, as reported on Nasdaq, for any five consecutive days has equaled or exceeded $16.60.

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

In January 2007 INX issued warrants to an investor relations firm under a personal services agreement to purchase up to 50,000 shares of common stock at an exercise price equal to $8.00 per share expiring January 1, 2009. Warrants for 25,000 shares are exercisable immediately and will result in a charge of $40 during the first quarter of 2007. If the personal service agreement is not cancelled by the Company on or before June 30, 2007, warrants for 25,000 shares are exercisable after June 30, 2007 and will result in a charge of $46 during the third quarter of 2007.

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

International sales were approximately 4.9%, 3.5% and 2.7% of consolidated revenues for 2006, 2005 and 2004, respectively, based on the country in which the products were delivered or services provided. No single customer represented more than 10% of 2006 consolidated revenues. The Company had one customer, Micro System Enterprise, Inc./Acclaim Professional Services (“MSE”), an agent related to the Dallas Independent School District E-Rate funded program that represented 12.8% and 20.9% of 2005 and 2004 consolidated revenue, respectively, and 11.2% of the net account receivables at December 31, 2005.

13.	Related Party Transactions

Under an agreement that expired on January 31, 2007 (the “Old Lease”), the Company leased approximately 48,000 square feet of office space from Allstar Equities, Inc., (“Allstar”), wholly-owned by Mr. James H. Long, the Company’s Chief Executive Officer and largest shareholder. The office space was leased under the Old Lease at the rate of $37 per month triple net. Rental expense under this agreement amounted to approximately $446 in each of the three years ended December 31, 2006. Due to the sale of the Company’s former Stratasoft and Valerent subsidiaries, substantially less space will be required by the Company at this location. Accordingly, on October 11,

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006, the Company executed a new lease agreement (“New Lease”) with Allstar effective February 1, 2007, reducing the leased space to 16,488 square feet under the following terms:

•	A lease term of eighty-four months ending January 31, 2014.

•	Base rent of $20 per month, gross. Under the Old Lease, occupancy expenses such as electricity, gas, water, janitorial, and security averaging approximately $280 per year are paid by the Company. Under the New Lease these services are included in the base rent with the costs born by the landlord.

•	A buildout allowance of $31 to be used by the Company to partially offset the costs of remodeling the leased premises and first floor common areas. The buildout allowance was provided by reducing the monthly lease payment from $21 to $20.

•	A security deposit of $20 is required, which is a reduction from the $38 currently held by Allstar.

•	The Company has the option to terminate the lease at the end of the sixtieth or seventy-second month of the lease term. In order to exercise its option, the Company is required to provide Allstar with a minimum of 180 days advance written notice of its intent to terminate the lease. If 360 days of advance written notice is given by the Company, a termination fee of one month’s base rent is immediately payable, and if 180 days of advance written notice is given by the Company, a termination fee of two months’ base rent is immediately payable.

•	At any time during the term of the lease, Allstar has the right to pay the Company in cash the amount of unamortized buildout allowance, after which the monthly basic rent payable under the lease increases from $20 to $21 for the remaining term of the lease.

•	The Company has the option to renew the lease for two additional terms of five years each at the lesser of the then prevailing fair market rental rate or 105% of the base rent under the New Lease.

The Audit Committee of the Board of Directors engaged the services of an independent real estate consultant to evaluate the fair market rental and related lease terms for comparable facilities in Houston. Based on the recommendations of the independent consultant the Audit Committee of the Board of Directors approved the transactions contemplated by the New Lease.

The Company paid for remodeling, parking lot repaving, and other improvements of the building leased from Allstar totaling $267, $8, and $12 for the years ended December 31, 2006, 2005 and 2004, respectively. The Audit Committee of the Board of Directors approved the 2006 expenditures. Under the transition to the new lease, sublease income earned by Allstar prior to expiration of the current lease is payable to the Company. At December 31, 2006, a $26 sublease income receivable from Allstar is recorded in the accompanying balance sheet, which was paid to the Company in 2007.

14.	Commitments and Contingencies

Litigation — In August 2002, Inacom Corp. (“Inacom”) filed a lawsuit in the District Court of Douglas County, Nebraska styled Inacom Corp v. I-Sector Corporation, f/k/a Allstar Systems, Inc., claiming that we owed the sum of approximately $570 to Inacom as a result of Inacom’s termination of a Vendor Purchase Agreement between Inacom and us. The lawsuit was settled effective June 6, 2006 for $100. The excess accrual of $469 was credited to income from discontinued operations in the statement of operations for the year ended December 31, 2006.

On December 22, 2005, CenterPoint Energy Service Company filed a lawsuit in the District Court of Harris County, Texas styled CenterPoint Energy Service Company, LLC v. InterNetwork Experts, Inc. (now INX, Inc.), Yellow Transportation, Inc. and Cisco Systems, Inc. claiming damages to product during shipment estimated to be $488 plus consequential damages, legal fees, court costs, and interest. The lawsuit is currently set for trial on April 9, 2007. The Company cannot predict the outcome of the lawsuit and, as a result, cannot be assured that this case will not have a material adverse effect on its financial position, results of operations or cash flows. Due to the uncertainty

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

surrounding the issues involved in this matter and based on the facts and circumstances known to date, the Company believes that an estimate of loss, if any, that may be incurred cannot be made at this time.

INX is also party to other litigation and claims which management believes are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, INX believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

Leases — Rent expense for the years ended December 31, 2006, 2005 and 2004 totaled approximately $1,111, $1,101, and $787, respectively. Future minimum rental commitments on noncancellable operating leases with remaining terms in excess of one year amount to approximately $897 in 2007, $906 in 2008, $875 in 2009, $521 in 2010, $314 in 2011, and $498 thereafter.

Obligation under Software License Agreement — base payments of $469 in 2007 and $306 in 2008 are required under a three year software license agreement expiring December 14, 2009. Supplemental fees may be payable under the software license agreement based on actual network devices utilizing the software. Supplemental fees will be expensed as incurred.

401(k) Plan — INX maintains a 401(k) savings plan wherein it matches a portion of the employee contribution. In addition, there is a discretionary matching fund based on the net profitability of INX. All full-time employees who have completed 90 days of service with INX are eligible to participate in the plan. Declaration of the discretionary portion of the matching fund is the decision of the Board. INX has made no additional contributions to the plan for the three years ended December 31, 2006. Under the standard plan matching program, INX’s expense was $86, $54 and $39 for the years ended December 31, 2006, 2005 and 2004, respectively.

15.	Subsequent Event

On January 19, 2007, the Company was notified that a customer was terminating a NetSurant support services contract effective February 28, 2007. Services revenue recorded under the NetSurant support service contract was $588, $108 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively. Under the terms of the customer’s contract, a termination payment is due to the Company that is in excess of deferred costs associated with the contract. The company expects to receive payment in early 2007 and any difference in the amount received and the deferred costs will be recognized when received.

Schedule II
Valuation and Qualifying Accounts
For Each of the Three Years Ended December 31, 2006
(Amounts in Thousands)

	Balance at	Charges to				Balance at
	Beginning	Costs and			Other	End of
	of Year	Expenses	Write-offs	Recoveries	Changes	Year

Accumulated provision deducted from related assets on balance sheet
Allowance for doubtful accounts:
2004	$369	$70	$37	$199	$—	$601
2005	601	9	449	—	—	161
2006	161	63	5	80	—	299

Note: amounts are reported for continuing operations only.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Under the supervision and with the participation of certain members of our management, including our Chairman of the Board, Chief Executive Officer and principal financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that, our disclosure controls and procedures at December 31, 2006 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. During the fourth quarter of 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we will file a definitive Proxy pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers, and Corporate Governance

The information required by this item regarding the Company’s directors is incorporated herein by reference to the sections entitled “PROPOSAL 1 — ELECTION OF DIRECTORS”, “EXECUTIVE COMPENSATION”, and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders (“Proxy Statement”). Information regarding the Company’s executive officers is set forth in Item 4 of Part I of this Report under the caption “Executive Officers of the Registrant”.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section entitled “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.  Financial Statements

The Index to Financial Statements and Financial Statement Schedule on page 44 is incorporated herein by reference as the list of financial statements required as part of this report.

2. Financial Statement Schedule

The Index to Financial Statements and Financial Statement Schedule on page 44 is incorporated herein by reference as the list of financial statement schedules required as part of this report.

3. Exhibits

See exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, March 8, 2007.

INX INC.
(Registrant)

By:	/s/ JAMES H. LONG
James H. Long
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JAMES H. LONG James H. Long	Chief Executive Officer and Chairman of the Board of Directors	March 8, 2007

/s/ BRIAN FONTANA Brian Fontana	Vice President and Chief Financial Officer	March 8, 2007

/s/ LARRY LAWHORN Larry Lawhorn	Controller and Chief Accounting Officer	March 8, 2007

/s/ DONALD R. CHADWICK Donald R. Chadwick	Director	March 8, 2007

/s/ CARY GROSSMAN Cary Grossman	Director	March 8, 2007

/s/ JOHN B. CARTWRIGHT John B. Cartwright	Director	March 8, 2007

EXHIBIT INDEX

Exhibit
No.	Description	Filed Herewith or Incorporated by Reference From:

2.1	Stock Purchase Agreement by and among The Resource Group International Limited and INX Inc. dated January 26, 2006	Exhibit 2.1 to Form 8-K filed January 31, 2006
3.1	Bylaws of the Company	Exhibit 3.1 to Form S-1, Registration No. 333-09789, filed August 8, 1996
3.2	Certificate of Incorporation of the Company	Exhibit 3.2 to Amendment 1 to Form S-1, Registration No. 333-09789, filed August 8, 1996
3.3	Certificate of Amendment to Certificate of Incorporation of Allstar Systems, Inc., dated June 24, 1997	Exhibit 3.4 to Amendment 5 to Form S-1, Registration No. 333-09789, filed August 8, 1996
3.4	Certificate of Amendment to Certificate of Incorporation of Allstar Systems, Inc., dated March 5, 1999	Exhibit 3.3 to Form 8-A, Registration No. 001-31949, filed December 29, 2003
3.5	Certificate of Amendment to Certificate of Incorporation of Allstar Systems, Inc. dated July 10, 2000	Exhibit 3.4 to Form 8-A, Registration No. 001-31949, filed December 29, 2003
3.6	Certificate of Ownership and Merger	Exhibit 3.1 to Form 8-K, Registration No. 001-31949, dated January 6, 2006
4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Amendment 2 to Form S-1, Registration No. 333-09789, filed August 8, 1996
10.1	Form of Employment Agreement by and between the Company and certain members of management	Exhibit 10.5 to Amendment 1 to Form S-1, Registration No. 333-09789, filed August 8, 1996
10.2	Employment Agreement by and between Allstar Systems, Inc. and James H. Long, dated August 15, 1996	Exhibit 10.3 to Form 10-K Registration No. 001-31949, filed March 12, 2004
10.3	Amended & Restated Allstar Systems, Inc. 1996 Incentive Stock Plan, dated effective July 1, 1997	Exhibit 10.10 to Form 10-K Registration No. 001-31949, filed March 12, 2004
10.4	Amended & Restated I-Sector Corp. Stock Incentive Plan, dated effective July 28, 2003	Exhibit 10.11 to Form 10-K Registration No. 001-31949, filed March 12, 2004
10.5	Amended & Restated Internetwork Experts, Inc., Stock Incentive Plan dated effective August 1, 2003	Exhibit 10.12 to Form 10-K Registration No. 001-31949, filed March 12, 2004
10.6	First Amendment to I-Sector Corporation Incentive Plan	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated January 4, 2005
10.7	Second Amendment to I-Sector Corporation Incentive Plan, as amended and restated	Exhibit 10.2 to Form 8-K, Registration No. 001-31949, dated March 21, 2005
10.8	Third Amendment to I-Sector Corporation Incentive Plan	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated May 17, 2005
10.9	Fourth Amendment to I-Sector Corporate Incentive Plan	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed June 6, 2006
10.10	Lease Agreement by and between Allstar Equities, Inc. and I-Sector Corporation, dated February 1, 2002	Exhibit 10.32 to Form 10-K, Registration No. 000-21479, filed March 28, 2002
10.11	Lease Agreement between INX Inc. and Allstar Equities, Inc., dated October 11, 2006	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed October 12, 2006

Exhibit
No.	Description	Filed Herewith or Incorporated by Reference From:

10.12	Employment Agreement by and between I-Sector Corporation and Brian Fontana, dated December 20, 2004	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed December 20, 2004
10.13	Confidentiality Agreement by and between I-Sector Corporation and Brian Fontana, dated December 20, 2004	Exhibit 10.2 to Form 8-K, Registration No. 001-31949, filed December 20, 2004
10.14	Plan and Agreement of merger among I-Sector Corporation, INX Merger Sub, Inc. and InterNetwork Experts, Inc. dated as of February 1, 2005	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated February 7, 2005
10.15	Employment Agreement by and between I-Sector Corporation and Larry Lawhorn dated April 5, 2005	Exhibit 10.1 to Form 10-Q, Registration No. 001-31949, dated August 15, 2005
10.16	Credit Agreement by and among Castle Pines Capital LLC, I-Sector Corporation, Valerent, Inc., InterNetwork Experts, Inc., and Stratasoft, Inc. dated December 27, 2005	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated December 30, 2005
10.17	Asset Purchase Agreement by and among INX Inc., Datatran Network Systems and Mel Sarowitz dated February 3, 2006	Exhibit 1.1 to Form 8-K filed February 6, 2006
10.18	Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.5 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.19	Amendment One, dated January 28, 2002 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.6 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.20	Amendment Two, dated November 21, 2002 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.6 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.21	Amendment Three, dated January 20, 2003 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.8 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.22	Amendment Four, dated January 16, 2004 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.9 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.23	Amendment Five, dated January 27, 2005 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.23 to Form 10-K, Registration No. 001-31949, dated March 27, 2006
10.24	Amendment Six, dated April 18, 2005 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.24 to Form 10-K, Registration No. 001-31949, dated March 27, 2006
10.25	Amendment Seven, dated March 2, 2006, to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.25 to Form 10-K, Registration No. 001-31949, dated March 27, 2006

Exhibit
No.	Description	Filed Herewith or Incorporated by Reference From:

10.26	Amendment Eight, dated March 20, 2006, to Systems Integrator Agreement by and between Cisco Systems, Inc. and INX Inc. (formerly Internetwork Experts, Inc.), dated November 13, 2001	Exhibit 10.26 to Form 10-K, Registration No. 001-31949, dated March 27, 2006
10.27	Form of Change in Control Retention Agreement	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated December 8, 2006
10.28	Managed Services Provider Agreement by and between INX Inc. and CA, Inc. dated March 30, 2006	Filed herewith
10.29	Amendment No. 1 dated December 15, 2006, to Managed Services Provider Agreement by and between INX Inc. and CA, Inc. dated March 30, 2006	Filed herewith
10.30	Amendment Nine, dated November 13, 2006, to Systems Integrator Agreement by and between Cisco Systems, Inc. and INX Inc. (formerly Internetwork Experts, Inc.), dated November 13, 2001	Filed herewith
21.1	List of Subsidiaries of the Company	Exhibit 21.1 to Form 10-K, Registration No. 000-21479, filed March 31, 2003
23.1	Consent of Grant Thornton LLP	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith
99.1	Report of Independent Registered Public Accounting Firm	Filed herewith