Form 10-Q
period 2007-03-31
INX Inc
filed 2007-05-04
CIK 1020017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2007 to March 31, 2007

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

The Registrant has 6,801,990 shares of common stock outstanding as of April 20, 2007.

INX Inc. and Subsidiary
FORM 10-Q for the Quarter Ended March 31, 2007

INDEX

Part I. Financial Information
Item 1. Financial Statements (Unaudited):
Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006
Condensed Consolidated Balance Sheets at March 31, 2007 and December 31, 2006
Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2007
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II. Other Information
Item 1. Legal Proceedings
Item 5. Other Information
Item 6. Exhibits
Signature

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

INX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2007	2006
Revenue:
Products	$39,550	$22,311
Services	6,093	3,965
Total revenue	45,643	26,276
Cost of products and services:
Products	32,332	17,893
Services	4,804	2,976
Total cost of products and services	37,136	20,869
Gross profit	8,507	5,407
Selling, general and administrative expenses	8,172	5,845
Operating income (loss)	335	(438)
Interest and other income (expense), net	(24)	(85)
Income (loss) from continuing operations before income taxes	311	(523)
Income tax expense	7	1
Net income (loss) from continuing operations	304	(524)
Income (loss) from discontinued operations, net of income taxes	62	(4)
Net income (loss)	$366	$(528)

Net income (loss) per share:
Basic:
Income (loss) from continuing operations	$0.04	$(0.09)
Income (loss) from discontinued operations, net of income taxes	0.01	—
Net income (loss) per share	$0.05	$(0.09)
Diluted:
Income (loss) from continuing operations	$0.04	$(0.09)
Income (loss) from discontinued operations, net of income taxes	0.01	—
Net income (loss) per share	$0.05	$(0.09)
Shares used in computing net income (loss) per share:
Basic	6,662,839	6,047,840
Diluted	7,729,681	6,047,840

The accompanying notes are an integral part of these condensed consolidated financial statements

INX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$1,915	$1,795
Accounts receivable, net of allowance of $225 and $299	39,248	42,424
Inventory	1,989	1,157
Other current assets	1,818	2,086
Total current assets	44,970	47,462
Property and equipment, net of accumulated depreciation of $2,717 and $2,414	4,108	3,854
Goodwill	11,416	10,891
Intangible and other assets, net of accumulated amortization of $1,314 and $1,264	258	313
Total assets	$60,752	$62,520

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$1,013	$4,609
Accounts payable	30,193	28,798
Accrued expenses	4,694	5,038
Other current liabilities	1,284	1,385
Total current liabilities	37,184	39,830
Other long-term liabilities	145	306
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 6,755,625 and 6,603,070 shares issued	68	66
Additional paid-in capital	31,006	30,598
Common stock issuable	263	—
Retained deficit	(7,914)	(8,280)
Total stockholders’ equity	23,423	22,384
Total liabilities and stockholders’ equity	$60,752	$62,520

The accompanying notes are an integral part of these condensed consolidated financial statements

INX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	$.01 par value Common Stock		Additional Paid-In	Common Stock	Retained
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance at December 31, 2006	6,603,070	$66	$30,598	$—	$(8,280)	$22,384
Exercise of common stock options	152,555	2	251	—	—	253
Issuable shares for Datatran acquisition	—	—	—	263	—	263
Share-based compensation expense related to employee stock options	—	—	109	—	—	109
Share-based compensation expense related to employee restricted stock grants	—	—	8	—	—	8
Issuance of warrants	—	—	40	—	—	40
Net income	—	—	—	—	366	366
Balance at March 31, 2007	6,755,625	$68	$31,006	$263	$(7,914)	$23,423

The accompanying notes are an integral part of this condensed consolidated financial statement

INX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$366	$(528)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net (income) loss from discontinued operations	(62)	4
Depreciation and amortization	370	274
Share-based compensation expense	125	58
Issuance of warrants	40	—
Loss on retirement of assets	5	2
Bad debt expense	(10)	19
Changes in operating assets and liabilities:
Accounts receivable	3,186	(2,441)
Inventory (net of effect of acquisition)	(832)	(1,156)
Accounts payable	1,395	5,845
Other assets and liabilities	(612)	417
Net cash provided by continuing operations	3,971	2,494
Net operating activities of discontinued operations	62	(310)
Net cash provided by operating activities	4,033	2,184
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Datatran Network Systems	—	(1,000)
Transaction costs paid for acquisitions	—	(29)
Capital expenditures (net of effect of acquisitions)	(579)	(351)
Net cash used in investing activities of continuing operations	(579)	(1,380)
Net investing activities of discontinued operations	9	1,117
Net cash used in investing activities	(570)	(263)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	253	256
Net payments of short-term interest bearing credit facilities	(3,485)	(1,742)
Payments on notes payable	(111)	(116)
Net cash used in financing activities of continuing operations	(3,343)	(1,602)
Net financing activities of discontinued operations	—	(1)
Net cash used in financing activities	(3,343)	(1,603)
NET INCREASE IN CASH AND CASH EQUIVALENTS	120	318
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,795	2,597
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,915	$2,915

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$88	$74
Cash paid for income taxes	$8	$1

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of Datatran Network Systems:
Fair value of assets acquired	$525	$1,544
Additional purchase price payable	(250)	—
Transaction costs accrued	(12)	—
Common stock issuable	(263)	(515)
Issuance of warrants in connection with sale of Stratasoft, Inc.	—	128

The accompanying notes are an integral part of these condensed consolidated financial statements

INX INC. AND SUBSIDIARY

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

2. Basis of Presentation

The accompanying unaudited financial data as of March 31, 2007 and for the three-month period ended March 31, 2007 has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2006 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“Annual Report”).

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present a fair presentation of financial position as of March 31, 2007, results of operations for the three months ended March 31, 2007 and 2006, cash flows for the three months ended March 31, 2007 and 2006, and stockholders’ equity for the three months ended March 31, 2007, have been included. The results of the interim periods are not necessarily indicative of results for the full year or any future period.

3. Adoption of FASB Interpretation No. 48

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, and accounting in interim periods and disclosure. The adoption of FIN 48 did not have a material impact on the Condensed Consolidated Financial Statements for the three-month period ended March 31, 2007.

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and several states. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2003. The Company is currently not undergoing an income tax examination in any jurisdiction. The Company has no unrecognized tax benefits not recorded as of January 1, 2007, the date of adoption of FIN 48.

The Company records interest accrued on unrecognized tax benefits in interest expense and penalties in selling, general and administrative expense. There were no interest or penalties recorded for unrecognized tax benefits in the three-month period ended March 31, 2007. There were no interest or penalties accrued in the Condensed Consolidated Balance Sheets at March 31, 2007 or December 31, 2006.

4. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not: (a) affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value; (b) establish requirements for recognizing and measuring dividend income, interest income, or interest expense; or (c) eliminate disclosure requirements included in other accounting standards. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.

5. Acquisitions

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

Additional purchase price consideration valued at $500 and recorded as goodwill will be paid to DNS in May 2007 for achievement of certain operating profit milestones during the twelve-month period ending February 28, 2007. The consideration will consist of a cash payment of $250 and issuance of 25,253 shares of the Company’s common stock with a value of $250. The additional shares have not been issued at March 31, 2007, and are classified as Common Stock Issuable in the March 31, 2007 balance sheet. The calculation of the number of shares of Company’s common stock issuable was determined by dividing $250 by $9.90, the average closing price per share for the common stock as reported by NASDAQ for the five consecutive trading days prior to March 1, 2007. Additionally, cash and stock valued at $25 will be paid to the broker of the transaction.

Network Architects, Corp.

Effective May 26, 2005, the Company acquired the operations and certain assets of Network Architects, Corp. (“Network Architects”), a data network and IP telephony systems design, installation and support business with branches in Albuquerque, New Mexico and El Paso, Texas. Under the terms of the Asset Purchase Agreement, the Company will issue Network Architects a maximum of 75,000 shares of common stock as additional purchase price consideration following each of the twelve-month periods ending May 31, 2007 and 2008 if operating profit during such periods exceeds $660 and $726, respectively. If operating profit is less than the applicable milestone for any of the two years, the number of shares of common stock issuable by the Company will be equal to 75,000 multiplied by the percentage of actual operating profit during the period as compared to the applicable milestone. Additional purchase price consideration, if any, will be recorded as goodwill.

6. Discontinued Operations

On November 3, 2005, the Company’s Board of Directors approved a plan to sell its Stratasoft and Valerent subsidiaries. Under a Stock Purchase Agreement (“Agreement”) dated January 26, 2006, INX sold all outstanding shares of Stratasoft’s common stock for a pretax gain on disposal of $302. Key terms of the sale are summarized as follows:

• All outstanding Stratasoft common stock was sold for a purchase price of $3,000, which has been or is subject to reduction as follows:

• $800 placed in escrow, which is available to satisfy indemnified losses, if any, as defined in the Agreement. Funds placed in escrow are excluded from the estimated gain stated above. Approximately $533 in indemnified losses have been paid or presented for payment as of March 31, 2007.

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

The sale of Valerent operations involved two separate transactions which were closed in October 2006. The managed services business and related inventory, property and equipment were sold to OuterNet Management, L.P. for a cash sales price of $185. The consulting business and related property and equipment were sold to Vicano Acquisition Corp., a company owned by Valerent’s former President and brother-in-law of our CEO and largest shareholder. The consulting business was sold for cash paid at closing of $50 and a $70 promissory note to be received in twenty-four monthly installments of $3 plus interest of 10%. Additional sales price is due to the Company if certain revenue thresholds and conditions are met. The Company recorded a gain of $25 on the cash component of the transactions and will record a gain on proceeds under the $70 promissory note as received, of which $10 was received at March 31, 2007.

The results of operations and gain on disposal of discontinued operations are summarized below:

	Three Months Ended March 31,
	2007	2006
Revenues:
Stratasoft	$—	$268
Valerent	—	1,682
Total	$—	$1,950
Income (loss) from operations of discontinued subsidiaries:
Stratasoft	$12	$(260)
Valerent	41	(46)
Total	53	(306)
Gain on disposal of discontinued operations:
Stratasoft	—	302
Valerent	9	—
Gain (loss) from discontinued operations, net of taxes	$62	$(4)

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

For the three months ended March 31, 2006, INX’s potentially dilutive options of 1,212,191 were not used in the calculation of diluted earnings since the effect of potentially dilutive securities in computing a loss per share was antidilutive. The following table presents the calculation of basic and diluted earnings per share:

	Three months ended March 31,
	2007	2006
Numerator for basic earnings per share:
Net income (loss) from continuing operations	$304	$(524)
Income (loss) on disposal of discontinued operations, net of income taxes	62	(4)
Net income (loss)	$366	$(528)
Numerator for diluted earnings per share:
Net income (loss) from continuing operations	$304	$(524)
Income (loss) on disposal of discontinued operations, net of income taxes	62	(4)
Net income (loss)	$366	$(528)
Denominator for basic earnings per share — weighted-average shares outstanding	6,662,839	6,047,840
Effect of dilutive securities — shares issuable from assumed conversion of common stock options, restricted stock, and warrants	1,066,842	—
Denominator for diluted earnings per share — weighted-average shares outstanding	7,729,681	6,047,840

8. Credit Facility

On April 30, 2007, the Company entered into a new credit facility agreement (“Credit Facility”) with Castle Pines Capital LLC to provide inventory financing and to fund working capital requirements, which increases the maximum availability from $40,000 in the prior Credit Facility to $50,000 under similar terms and conditions as the previous Credit Facility. The new Credit Facility is discussed further in Part II, Item 5.

9. Share-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the three months ended March 31, 2007 and 2006 were calculated using the following estimated weighted average assumptions:

	Three Months Ended March 31,
	2007	2006
Expected volatility	61.3%	65.1%
Expected term (in years)	6.5	6.5
Risk-free interest rate	4.5%	4.83%
Expected dividend yield	0%	0%

Expected volatility is based on historical volatility over the period IP communications solutions was the primary line of business of the Company. Beginning in 2006, the Company used the simplified method outlined in Securities and Exchange Commission Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during the period. The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption. The Company has not historically issued any dividends and does not expect to in the future.

Share-based compensation expense recognized under SFAS 123R for the three-month periods ended March 31, 2007 and 2006 was as follows:

	Three months ended March 31,
	2007	2006
Cost of products and services — services	$12	$14
Selling, general and administrative expenses	105	44
Share-based compensation from continuing operations before income taxes	117	58
Income tax benefit	—	—
Share-based compensation from continuing operations	117	58
Share-based compensation from discontinued operations	(8)	2
Total share-based compensation	$109	$60

A summary of the activity under the Company’s stock option plans for the three-month period ended March 31, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	1,870,763	$3.42
Granted	45,000	$9.28		$41
Exercised	(152,555)	$1.64		$1,221
Canceled	(33,914)	$6.93		$95
Options outstanding March 31, 2007	1,729,294	$3.66	6.57	$11,298
Options exercisable at March 31, 2007	1,312,095	$2.59	5.78	$9,973
Options vested and options expected to vest at March 31, 2007	1,651,076	$3.54	6.74	$10,988

The total intrinsic value of options exercised during the three-month periods ended March 31, 2007 and 2006 was $1,221 and $612, respectively. The total grant-date fair value of stock options that became fully vested during the three-month periods ended March 31, 2007 and 2006 was approximately $112 and $67, respectively. The weighted average grant-date fair value of options granted during the three-month periods ended March 31, 2007 and 2006 was $5.82 and $3.99, respectively. As of March 31, 2007, there was $1,534 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based awards, which is expected to be recognized over a weighted-average period of 2.8 years.

A summary of the status of nonvested restricted shares as of March 31, 2007 and changes during the three-month period ended March 31, 2007 is presented below:
Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2006	37,194	$7.48
Granted	3,089	$7.77
Vested	(918)	$7.32
Forfeited	(14,647)	$7.51
Nonvested at March 31, 2007	24,718	$7.51

As of March 31, 2007, there was $176 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan, which is expected to be recognized over the weighted-average period of 4.2 years.

10. Stockholders’ Equity

In January 2007, INX issued warrants to an investor relations firm under a personal services agreement to purchase up to 50,000 shares of common stock at an exercise price equal to $8.00 per share expiring January 1, 2009. Warrants for 25,000 shares are exercisable immediately and resulted in a charge to selling, general and administrative expense and a credit to additional paid-in capital of $40 in the three-month period ended March 31, 2007. If the personal services agreement is not cancelled by the Company on or before June 30, 2007, warrants for 25,000 shares are exercisable after June 30, 2007 and will result in a charge of $46 during the third quarter of 2007.

11. Commitments and Contingencies

Litigation — On December 22, 2005, CenterPoint Energy Service Company filed a lawsuit in the District Court of Harris County, Texas styled CenterPoint Energy Service Company (“CenterPoint”), LLC v. InterNetwork Experts, Inc. (now INX, Inc.), Yellow Transportation, Inc. and Cisco Systems, Inc. claiming damages to product during shipment estimated to be $488 plus consequential damages, legal fees, court costs, and interest. On April 26, 2007 the Company settled its lawsuit with CenterPoint, resulting in a charge to selling, general and administrative expense of $50 in the three-month period ended March 31, 2007.

INX is also party to other litigation and claims which management believes are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, INX believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

On January 19, 2007, the Company was notified that a customer was terminating a NetSurant support services contract effective February 28, 2007. Services revenue recorded under the NetSurant support service contract was $122 and $110 for the three-month periods ended March 31, 2007 and 2006, respectively. The customer has agreed to a contract termination payment of at least $239, on which service revenue of $222 was recognized in the three-month period ended March 31, 2007 The Company continues to negotiate the final termination payment amount. Additional amounts, if any, would be recorded for amounts received in excess of $239 when agreed to in writing by the customer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements, including the notes thereto included elsewhere in this Form 10-Q and our annual report on Form 10-K for the fiscal year ended December 31, 2006, as previously filed with the Securities and Exchange Commission. Amounts are presented in thousands except for share and per share data.

Special notice regarding forward-looking statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to future events or our future financial performance including, but not limited to, statements contained in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that any statement that is not a statement of historical fact including, but not limited to, statements which may be identified by words including, but not limited to, “anticipate,” “appear,” “believe,” “could,” “estimate,” “expect,” “hope,” “indicate,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “seek,” “should,” “will,” “would,” and other variations or negative expressions thereof, are predictions or estimations and are subject to known and unknown risks and uncertainties. Numerous factors, including factors that we have little or no control over, may affect INX’s actual results and may cause actual results to differ materially from those expressed in the forward-looking statements contained herein. In evaluating such statements, readers should consider the various factors identified in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission including the matters set forth in Item 1. — “Risks Related to Our Business,” which could cause actual events, performance or results to differ materially from those indicated by such statements.

Results Of Operations

Period Comparisons. The following tables set forth, for the periods indicated, certain financial data derived from our condensed consolidated statements of operations. Percentages shown in the table below are percentages of total revenue, except for the products and services components of gross profit, which are percentages of the respective product and service revenue.

	Three Months Ended March 31,
	2007		2006
	Amount	%	Amount	%
Revenue:
Products	$39,550	86.7	$22,311	84.9
Services	6,093	13.3	3,965	15.1
Total revenue	45,643	100.0	26,276	100.0
Gross profit:
Products	7,218	18.2	4,418	19.8
Services	1,289	21.2	989	24.9
Total gross profit	8,507	18.6	5,407	20.6
Selling, general and administrative expenses	8,172	17.9	5,845	22.3
Operating income (loss)	335	0.7	(438)	(1.7)
Interest and other income (expense), net	(24)	0.0	(85)	(0.3)
Income tax expense	7	0.0	1	0.0
Net income (loss) from continuing operations	304	0.7	(524)	(2.0)
Income (loss) from discontinued operations, net of income taxes	62	0.1	(4)	(0.0)
Net income (loss)	$366	0.8	$(528)	(2.0)

Three Months Ended March 31, 2007 Compared To the Three Months Ended March 31, 2006

Revenue. Total revenue increased by $19,367, or 73.7%, to $45,643 from $26,276. Product revenue increased $17,239, or 77.3% to $39,550 from $22,311. The increase in product revenue is primarily due to sales increases in our Federal division, Pacific Northwest and Texas locations, and a full quarter of sales from our 2006 acquisition in Los Angeles. Services revenue increased $2,128 or 53.7% to $6,093 from $3,965. The increase in services revenue is due to the growth in installation revenue across substantially all locations and continued growth in the NetSurant® post-sale recurring support services revenue, which increased 80.9% to $704 from $389. The NetSurant® revenue of $222 from a customer contract termination payment recorded in the three-month period ended March 31, 2007 was excluded from the calculation of the 80.9% growth rate.

Gross Profit. Total gross profit increased by $3,100, or 57.3%, to $8,507 from $5,407. Gross profit as a percentage of sales decreased to 18.6% from 20.6%, primarily due to lower product and service revenue margins in 2007 and proportionately lower service revenues on which we obtain a higher margin compared to product revenue. Gross profit on the product sales component increased $2,800 or 63.4%, to $7,218 from $4,418 and, as a percentage of sales, decreased to 18.2% from 19.8%. The decrease from the first quarter of 2006 is primarily due to proportionately lower Cisco rebates. Gross profit on service revenue increased $300 or 30.3% to $1,289 from $989 and gross profit as a percent of service revenue decreased to 21.2% from 24.9%. The decrease in service gross margin was primarily due to increased personnel costs incurred during expansion into new markets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2,327, or 39.8% to $8,172 from $5,845. As a percentage of total revenue, these expenses decreased to 17.9% from 22.2%. Increased 2007 expenses were incurred for additional sales compensation costs on substantially higher revenues, additional sales and administrative personnel costs from headcount increases, and higher professional fees due to the CenterPoint litigation and increased audit and tax fees.

Operating Income (Loss). Operating income increased $773 to income of $335 from a loss of $438, primarily due to higher sales and proportionately lower selling, general and administrative expenses.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $61 to an expense of $24 from an expense of $85 due to reduced borrowings under the credit facility.

Income (Loss) from Discontinued Operations, Net of Tax. Income from discontinued operations increased by $66, to income of $62 from a loss of $4. Income from discontinued operations of $62 in the first quarter of 2007 consisted of income from operations of $53 and a gain on disposal of Valerent of $9. The loss from discontinued operations of $4 in the first quarter of 2006 consisted of a loss from operations of $306, substantially offset by the gain on disposal of Stratasoft in January 2006 of $302.

Net Income (Loss). Net income increased $894 to net income of $366 from a net loss of $528, primarily due to higher sales and proportionately lower selling, general and administrative expenses.

Tax Loss Carryforward. Because of our prior operating losses we have accumulated a net operating loss carryforward for federal income tax purposes that, as of March 31, 2007, was approximately $2.4 million and is available to offset future federal taxable income. This carryforward expires during the period 2023 through 2025. In addition to potential expiration, there are several factors that could limit or eliminate our ability to use these carryforwards. For example, under Section 382 of the Internal Revenue Code of 1986, as amended, use of prior net operating loss carryforwards is limited after an ownership change. If we achieve sustained profitability, which may not happen, the use of net operating loss carryforwards would reduce our tax liability and increase our net income and available cash resources. When all operating loss carryforwards have been used or have expired, we would again be subject to increased tax expense and reduced earnings due to such tax expense. The income tax expense recorded for 2007 and 2006 represents minimum state income tax payments due regardless of income or loss.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are collections from our accounts receivable and our credit facility with Castle Pines Capital (the “Credit Facility”), which we believe are sufficient to meet our short-term and long-term liquidity requirements. We use the Credit Facility to finance the majority of our purchases of inventory and to provide working capital when our cash flow from operations is insufficient. In 2007, we experienced positive cash flow from operating activities of continuing operations of $3,971 and positive cash flow from discontinued operations of $62. During 2007, the increase in cash flow from operations approximated the decrease in our use of the Credit Facility and increased capital expenditures. Our working capital increased to $7,786 at March 31, 2007 from $7,632 at December 31, 2006.

Accounts Receivable.  The timing of our collection of accounts receivable and payments of our accounts payable is one of the principal influences on our cash flow from operations. We typically sell our products and services on short-term credit terms. We manage our credit risk by performing credit checks, obtaining letters of credit in certain instances, and conducting our own collection efforts. Our accounts receivable, net of allowance for doubtful accounts, were $39,248 and $42,424 at March 31, 2007 and December 31, 2006, respectively. The decrease in accounts receivable was attributable to improved collection of past due accounts during the first quarter of 2007 compared to the fourth quarter of 2006.

Inventory.  We had inventory of $1,989 and $1,157 at March 31, 2007 and December 31, 2006, respectively. The higher level of 2007 inventory is attributable to a large amount of in-transit customer orders to be recorded as revenue in the second quarter of 2007. We try to minimize the amount of inventory on hand to reduce the risk that the inventory will become obsolete or decline in value. We are able to do this by relying on the ready availability of products from our principal suppliers. As noted above, we rely principally on our Credit Facility to finance our inventory purchases.

Accounts Payable.  We rely on our Credit Facility to finance a substantial portion of our trade accounts payable under terms ranging from 30 to 60 days. Credit Facility balances within the Free Finance Period defined below are non-interest bearing and classified as accounts payable in our balance sheet. Credit Facility balances outstanding beyond the Free Finance Period are interest bearing and classified as notes payable in our balance sheet. Our accounts payable were $30,193 and $28,798 at March 31, 2007 and December 31, 2006, respectively.

Contractual Obligations

Our contractual cash obligations with terms in excess of one year consist of a software license obligation and lease obligations, substantially all of which are for office space. We do not have any material contractual purchase obligations. We purchase inventory to fulfill in-hand orders from customers and we attempt to minimize the amount of inventory on hand to reduce the risk that the inventory will become obsolete or decline in value. We are able to do this by relying on the ready availability of products from our principal suppliers.

We expect to be able to meet our contractual cash payment obligations by their due dates through cash generated from operations, augmented, if needed, by borrowings under the Credit Facility.

Credit Facility.  As of March 31, 2007, we had a $40,000 senior credit facility with Castle Pines Capital LLC (“CPC”) to provide inventory financing and to fund working capital requirements. On April 30, 2007, we entered into a new Credit Facility with CPC which increased the total credit facility to $50,000 under similar terms and conditions as the previous Credit Facility as further discussed in Part II, Item 5.

As of March 31, 2007, borrowing capacity and availability were as follows:

Total Credit Facility	$40,000
Borrowing base limitation	(8,946)
Total borrowing capacity	31,054
Less interest-bearing borrowings	(865)
Less non-interest bearing advances	(27,523)
Total unused availability	$2,666

The “unused availability” is the amount not borrowed, but eligible to be borrowed. The borrowing base restrictions generally restrict our borrowings under the Credit Facility to 85% of the eligible receivables, 100% of our Floorplanned inventory and 75% of Cisco vendor rebates receivable.

We use the Credit Facility to finance purchases of Cisco products from Cisco and from certain wholesale distributors. Cisco provides 60-day terms, and other wholesale distributors typically provide 30-day terms. Balances under the Credit Facility that are within those respective 60-day and 30-day periods (the “Free Finance Period”) do not accrue interest and are classified as accounts payable in our balance sheet. To the extent that we have credit availability under the Credit Facility, it gives us the ability to extend the payment terms past the Free Finance Period. Amounts extended past the Free Finance Period accrue interest and are classified as notes payable on our balance sheet. These extended payment balances under the Credit Facility accrue interest at the prime rate (8.25% at March 31, 2007) plus 0.5%.

As defined in the Credit Facility there are restrictive covenants measured at each quarter and year-end regarding minimum tangible net worth, maximum debt to tangible net worth ratio, minimum working capital and a minimum current ratio. At March 31, 2007, we were in compliance with the loan covenants and we anticipate that we will be able to comply with the loan covenants during the next twelve months. If we violate any of the loan covenants, we would be required to seek waivers from CPC for those non-compliance events. If CPC refused to provide waivers, the amount due under the Credit Facility could be accelerated and we could be required to seek other sources of financing.

Cash Flows. During the three months ended March 31, 2007, our cash increased by $120. Operating activities provided cash of $4,033, investing activities used $570, and financing activities used $3,343.

Operating Activities. Operating activities provided $4,033 in the three months ended March 31, 2007, as compared to providing cash of $2,184 in the comparable 2006 period. Operating activities from continuing operations provided $3,971 in the three months ended March 31, 2007, as compared to providing cash of $2,494 in the comparable 2006 period. Changes in asset and liability accounts provided $3,137 in the three months ended March 31, 2007. The most significant sources of working capital related to a decrease in accounts receivable of $3,186 and an increase in accounts payable of $1,395, partially offset by the $832 increase in inventory.

Investing Activities. Investing activities used $570 in the three months ended March 31, 2007, compared to a use of $263 for the comparable period in 2006. Our 2007 investing activities consisted primarily of $579 in capital expenditures. Our 2006 investing activities consisted of the purchase of Datatran, using cash of $1,029, and capital expenditures, which used cash of $351, less cash provided by the sale of Stratasoft stock of $1,117, net of transaction costs. Capital expenditures in both years were primarily related to purchases of computer equipment and software, and to a lesser degree, leasehold improvements. During the next twelve months, we do not expect to incur significant capital expenditures requiring cash, except for acquisitions, of which we cannot predict the certainty or magnitude.

Financing Activities. Financing activities used $3,343 in the three months ended March 31, 2007, as compared to using $1,602 in the comparable period in 2006. The funds used in the three months ended March 31, 2007 were primarily to reduce debt as were the funds used in the comparable 2006 period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We incur certain market risks related to interest rate variations because we hold floating rate debt. Based upon the average amount of debt outstanding during the three months ended March 31, 2007, a one percent change in variable interest rates will not have a material impact on our financial condition.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of certain members of our management, including our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that, our disclosure controls and procedures at March 31, 2007 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the first three months of 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 to condensed consolidated financial statements in Part I, Item 1.

Item 5. Other Information

On April 30, 2007, the Company entered into a new $50,000 senior credit facility with Castle Pines Capital LLC (“CPC”) to provide inventory financing and to fund working capital requirements. The new facility with CPC replaced the $40,000 senior credit facility with CPC. The Credit Agreement dated April 30, 2007 (“Agreement”) was filed as Exhibit 10.1 to this Form 10-Q by and among Castle Pines Capital LLC, INX, Inc., and Valerent, Inc. Key terms of the Agreement are summarized as follows:

•	The Agreement provides a discretionary line of credit up to a maximum aggregate amount of $50,000 to purchase inventory from CPC approved vendors.
•	The Agreement provides a working capital revolving line of credit under the above line of credit with an aggregate outstanding sublimit of $10 million.
•	The working capital revolving line of credit incurs interest payable monthly at the rate of prime plus .5%.
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

•	The line of credit is collaterized by substantially all assets of the Company.
•	The term of the Agreement is for one year, with automatic renewals for one year periods, except as otherwise provided under the Agreement.

Item 6. Exhibits

See exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INX Inc.
Date: May 4, 2007	By:	/s/ BRIAN FONTANA
Brian Fontana, Vice President
and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From:
10.1	Credit Agreement by and among Castle Pines Capital LLC, INX, Inc., and Valerent, Inc. dated April 30, 2007	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith.
32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith.