Form 10-Q
period 2007-06-30
INX Inc
filed 2007-08-06
CIK 1020017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

❒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2007 to June 30, 2007

Commission file number: 1-31949

INX Inc.
(Exact name of Registrant as specified in its charter)

Delaware	76-0515249
(State of incorporation)	(I.R.S. Employer Identification Number)

6401 Southwest Freeway
Houston, Texas 77074
(Address of principal executive offices)
(Zip code)

(713) 795-2000
Registrant’s telephone number including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant has 6,962,499 shares of common stock outstanding as of July 26, 2007.

INX Inc. and Subsidiary
FORM 10-Q for the Quarter Ended June 30, 2007

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

INX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,
	2007	2006
Revenue:
Products	$46,918	$33,322
Services	6,809	5,356
Total revenue	53,727	38,678
Cost of products and services:
Products	39,029	26,962
Services	4,653	4,084
Total cost of products and services	43,682	31,046
Gross profit	10,045	7,632
Selling, general and administrative expenses	9,042	7,001
Operating income	1,003	631
Interest and other income (expense), net	41	(18)
Income from continuing operations before income taxes	1,044	613
Income tax expense	7	—
Net income from continuing operations	1,037	613
Income (loss) from discontinued operations, net of income taxes	(3)	143
Net income	$1,034	$756

Net income per share:
Basic:
Income from continuing operations	$0.15	$0.10
Income from discontinued operations, net of income taxes	—	0.02
Net income per share	$0.15	$0.12
Diluted:
Income from continuing operations	$0.13	$0.08
Income from discontinued operations, net of income taxes	—	0.02
Net income per share	$0.13	$0.10
Shares used in computing net income per share:
Basic	6,862,538	6,223,118
Diluted	7,817,371	7,324,469

The accompanying notes are an integral part of these condensed consolidated financial statements

INX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Six months ended June 30,
	2007	2006
Revenue:
Products	$86,468	$55,633
Services	12,902	9,321
Total revenue	99,370	64,954
Cost of products and services:
Products	71,361	44,855
Services	9,457	7,060
Total cost of products and services	80,818	51,915
Gross profit	18,552	13,039
Selling, general and administrative expenses	17,214	12,846
Operating income	1,338	193
Interest and other income (expense), net	17	(103)
Income from continuing operations before income taxes	1,355	90
Income tax expense	14	1
Net income from continuing operations	1,341	89
Income from discontinued operations, net of income taxes	59	139
Net income	$1,400	$228

Net income per share:
Basic:
Income from continuing operations	$0.20	$0.01
Income from discontinued operations, net of income taxes	0.01	0.03
Net income per share	$0.21	$0.04
Diluted:
Income from continuing operations	$0.17	$0.01
Income from discontinued operations, net of income taxes	0.01	0.02
Net income per share	$0.18	$0.03
Shares used in computing net income per share:
Basic	6,762,681	6,135,350
Diluted	7,749,270	7,202,067

The accompanying notes are an integral part of these condensed consolidated financial statements

INX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$7,826	$1,795
Accounts receivable, net of allowance of $210 and $299	39,656	42,424
Inventory	2,237	1,157
Other current assets	1,958	2,086
Total current assets	51,677	47,462
Property and equipment, net of accumulated depreciation of $3,008 and $2,414	4,084	3,854
Goodwill	12,097	10,891
Intangible and other assets, net of accumulated amortization of $1,364 and $1,264	196	313
Total assets	$68,054	$62,520

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable and current portion of long-term debt	$37	$4,609
Accounts payable	36,320	28,798
Accrued expenses	4,627	5,038
Other current liabilities	1,233	1,385
Total current liabilities	42,217	39,830
Other long-term liabilities	306	306
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 6,952,511 and 6,603,070 shares issued	70	66
Additional paid-in capital	32,341	30,598
Retained deficit	(6,880)	(8,280)
Total stockholders’ equity	25,531	22,384
Total liabilities and stockholders’ equity	$68,054	$62,520

The accompanying notes are an integral part of these condensed consolidated financial statements

INX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	$.01 par value Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total
Balance at December 31, 2006	6,603,070	$66	$30,598	$(8,280)	$22,384
Exercise of common stock options	240,116	3	429	—	432
Issuance of shares as additional purchase price consideration for Datatran acquisition	25,253	—	250	—	250
Issuable shares as additional purchase price consideration for Network Architects, Corp. acquisition	75,000	1	676	—	677
Share-based compensation expense related to employee stock options	—	—	240	—	240
Share-based compensation expense related to directors’ stock grants	9,072	—	90	—	90
Share-based compensation expense related to employee restricted stock grants	—	—	18	—	18
Issuance of warrants	—	—	40	—	40
Net income	—	—	—	1,400	1,400
Balance at June 30, 2007	6,952,511	$70	$32,341	$(6,880)	$25,531

The accompanying notes are an integral part of this condensed consolidated financial statement

INX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,400	$228
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net (income) from discontinued operations	(59)	(139)
Depreciation and amortization	716	549
Share-based compensation expense for stock options and stock grants	356	192
Issuance of warrants	40	—
Loss on retirement of assets	10	3
Bad debt expense	40	26
Changes in operating assets and liabilities:
Accounts receivable	2,728	(10,462)
Inventory (net of effect of acquisition)	(1,080)	(586)
Accounts payable	7,522	10,586
Other assets and liabilities	(403)	785
Net cash provided by continuing operations	11,270	1,182
Net operating activities of discontinued operations	22	(433)
Net cash provided by operating activities	11,292	749
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Datatran Network Systems	(250)	(1,000)
Acquisition of Network Architects, Corp.	—	(394)
Transaction costs paid for acquisitions	(30)	(36)
Capital expenditures (net of effect of acquisitions)	(856)	(1,124)
Net cash used in investing activities of continuing operations	(1,136)	(2,554)
Net investing activities of discontinued operations	15	1,117
Net cash used in investing activities	(1,121)	(1,437)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	432	443
Net payments of short-term interest bearing credit facilities	(4,350)	2,016
Payments on notes payable	(222)	(77)
Net cash provided by (used in) financing activities of continuing operations	(4,140)	2,382
Net financing activities of discontinued operations	—	(1)
Net cash provided by (used in) financing activities	(4,140)	2,381
NET INCREASE IN CASH AND CASH EQUIVALENTS	6,031	1,693
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,795	2,597
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,826	$4,290

The accompanying notes are an integral part of these condensed consolidated financial statements

INX INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$112	$90
Cash paid for income taxes	$8	$1

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of Datatran Network Systems:
Fair value of assets acquired	$500	$1,551
Common stock issued	(250)	(515)
Acquisition of Network Architects, Corp.:
Fair value of assets acquired	677	$965
Common stock issued	(677)	(571)
Acquisition of InfoGroup Northwest, Inc.:
Fair value of assets acquired	—	$1,504
Additional purchase price payable	—	(717)
Transaction costs accrued	—	(70)
Common stock issuable	—	(717)
Issuance of warrants in connection with sale of Stratasoft, Inc.	—	128

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

2. Basis of Presentation

The accompanying unaudited financial data as of June 30, 2007 and for the three-month and six-month periods ended June 30, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2006 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“Annual Report”).

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary for a fair presentation of financial position as of June 30, 2007, results of operations for the three-month and six-month periods ended June 30, 2007 and 2006, cash flows for the six months ended June 30, 2007 and 2006, and stockholders’ equity for the six months ended June 30, 2007, have been included. The results of the interim periods are not necessarily indicative of results for the full year or any future period.

3. Adoption of FASB Interpretation No. 48

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, and accounting in interim periods and disclosure. The adoption of FIN 48 did not have a material impact on the Condensed Consolidated Financial Statements for the three-month and six-month periods ended June 30, 2007.

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

There were no interest or penalties recorded for unrecognized tax benefits in the three-month and six-month periods ended June 30, 2007. There were no interest or penalties accrued in the Condensed Consolidated Balance Sheets at June 30, 2007 or December 31, 2006.

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

The consideration paid at closing pursuant to the Asset Purchase Agreement was $1,000 in cash, including $100 placed in escrow under holdback provisions defined in the Asset Purchase Agreement and 71,003 shares of the Company’s common stock valued at $500. Legal and other costs of $47 were paid in connection with the transaction, of which $32 was paid in cash and $15 was paid through the issuance of 2,105 shares of common stock. The $100 holdback was released from escrow and paid to DNS in May 2007.

Additional purchase price consideration valued at $500 and recorded as goodwill was paid to DNS in June 2007 for achievement of certain operating profit milestones during the twelve-month period ending February 28, 2007. The consideration consisted of a cash payment of $250 and issuance of 25,253 shares of the Company’s common stock with a value of $250. The calculation of the number of shares of Company’s common stock was determined by dividing $250 by $9.90, the average closing price per share for the common stock as reported by NASDAQ for the five consecutive trading days prior to March 1, 2007. Additionally, cash of $30 was paid to the broker of the transaction.

Network Architects, Corp.

Effective May 26, 2005, the Company acquired the operations and certain assets of Network Architects, Corp. (“Network Architects”), a data network and IP telephony systems design, installation and support business with branches in Albuquerque, New Mexico and El Paso, Texas. Additional purchase price consideration consisting of 75,000 shares of the Company’s common stock, were issued to Network Architects in June 2007 for achievement of certain operating profit milestones during the twelve-month period ending May 31, 2007. The additional purchase price consideration was valued at $677 and recorded as goodwill, determined by multiplying the shares issued by the closing price per share for the common stock as reported by NASDAQ on June 29, 2007.

Under the terms of the Asset Purchase Agreement, the Company will issue Network Architects a maximum of 75,000 shares of common stock as additional purchase price consideration following the twelve-month period ending May 31, 2008 if operating profit during such period exceeds $726. If operating profit is less than the applicable milestone for any of the two years, the number of shares of common stock issuable by the Company will be equal to 75,000 multiplied by the percentage of actual operating profit during the period as compared to the applicable milestone. Additional purchase price consideration, if any, will be recorded as goodwill.

6. Discontinued Operations

On November 3, 2005, the Company’s Board of Directors approved a plan to sell its Stratasoft and Valerent subsidiaries. Under a Stock Purchase Agreement (“Agreement”) dated January 26, 2006, INX sold all outstanding shares of Stratasoft’s common stock for a pretax gain on disposal of $302. Key terms of the sale are summarized as follows:

• All outstanding Stratasoft common stock was sold for a purchase price of $3,000, which has been or is subject to reduction as follows:
• $800 placed in escrow, which is available to satisfy indemnified losses, if any, as defined in the Agreement. Funds placed in escrow are excluded from the estimated gain stated above. Approximately $621 in indemnified losses have been paid or presented for payment as of June 30, 2007.
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

The sale of Valerent operations involved two separate transactions which were closed in October 2006. The managed services business and related inventory, property and equipment were sold to OuterNet Management, L.P. for a cash sales price of $185. The consulting business and related property and equipment were sold to Vicano Acquisition Corp., a company owned by Valerent’s former President and brother-in-law of our CEO and largest shareholder. The consulting business was sold for cash paid at closing of $50 and a $70 promissory note to be received in twenty-four monthly installments of $3 plus interest of 10%. Additional consideration is due to the Company if certain revenue thresholds and conditions are met. The Company recorded a gain of $25 on the cash component of the transactions and will record a gain on proceeds under the $70 promissory note as received, of which a cumulative total of $23 was received through June 30, 2007.

The results of operations and gain on disposal of discontinued operations are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Stratasoft	$—	$—	$—	$268
Valerent	—	1,364	—	3,045
Total	$—	$1,364	$—	$3,313
Income (loss) from operations of discontinued subsidiaries:
Stratasoft	$—	$—	$12	$(260)
Valerent	(9)	(326)	32	(372)
Total	(9)	(326)	44	(632)
Gain on disposal of discontinued operations:
Stratasoft	—	—	—	302
Telecom and Computer Products Divisions	—	469	—	469
Valerent	6	—	15	—
Gain (loss) from discontinued operations, net of taxes	$(3)	$143	$59	$139

7. Earnings Per Share

Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive stock options and warrants less the number of treasury shares assumed to be purchased from the exercise proceeds using the average market price of the Company’s common stock for each of the periods presented.

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator for basic and diluted earnings per share:
Net income from continuing operations	$1,037	$613	$1,341	$89
Income (loss) on disposal of discontinued operations, net of income taxes	(3)	143	59	139
Net income	$1,034	$756	$1,400	$228

Denominator for basic earnings per share — weighted-average shares outstanding	6,862,538	6,223,118	6,762,681	6,135,350
Effect of dilutive securities — shares issuable from assumed conversion of common stock options, restricted stock, and warrants	954,833	1,101,351	986,589	1,066,717
Denominator for diluted earnings per share — weighted-average shares outstanding	7,817,371	7,324,469	7,749,270	7,202,067

8. Credit Facility

On April 30, 2007, the Company entered into a new $50,000 senior credit facility agreement (“Agreement”) with Castle Pines Capital LLC (“CPC”) to provide inventory financing and to fund working capital requirements. The new facility with CPC replaced the $40,000 senior credit facility with CPC.  Key terms of the Agreement are summarized as follows:

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
•
The Agreement contains customary covenants regarding maintenance of insurance coverage, maintenance of and reporting collateral, and submission of financial statements. The Agreement also contains covenants measured as of the end of each calendar quarter covering required maintenance of minimum current ratio, tangible net worth, working capital, and total liabilities to tangible net worth ratio (all as defined in the Agreement).

•	The credit facility is collaterized by substantially all assets of the Company.
•	The term of the Agreement is for one year, with automatic renewals for one year periods, except as otherwise provided under the Agreement.

On August 1, 2007, the Company entered into an amendment (“Amendment”) to the above Agreement to provide an additional $10 million credit facility specifically for acquisitions (“Acquisition Facility”). Advances under the Acquisition Facility will be specific to each acquisition and subject to approval by CPC based on pre-established criteria contained in the amendment.  The new Acquisition Facility is discussed further in Part II, Item 5.

9. Share-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the three-month and six-month periods ended June 30, 2007 and 2006 were calculated using the following estimated weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected volatility	—	64.1%	61.32%	64.4%
Expected term (in years)	—	6.2	6.5	6.3
Risk-free interest rate	—	5.1%	4.5%	5.0%
Expected dividend yield	—	0%	0%	0%

There were no options granted during the three-month period ended June 30, 2007. Expected volatility is based on historical volatility over the period that IP communications solutions was the primary line of business of the Company. Beginning in 2006, the Company used the simplified method outlined in Securities and Exchange Commission Staff Accounting Bulletin No. 107 to estimate expected lives for options granted in any period. The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption. The Company has not historically issued any dividends and does not expect to in the future.

Share-based compensation expense recognized under SFAS 123R for the three-month and six-month periods ended June 30, 2007 and 2006 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Cost of products and services — services	$13	$14	$25	$28
Selling, general and administrative expenses	118	110	223	154
Share-based compensation from continuing operations before income taxes	131	124	248	182
Income tax benefit	—	—	—	—
Share-based compensation from continuing operations	131	124	248	182
Share-based compensation from discontinued operations	—	2	(8)	4
Total share-based compensation	$131	$126	$240	$186

A summary of the activity under the Company’s stock option plans for the six-month period ended June 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	1,870,763	$3.42
Granted	45,000	$9.28		$0
Exercised	(240,116)	$1.79		$2,016
Canceled	(34,947)	$6.95		$98
Options outstanding June 30, 2007	1,640,700	$3.74	6.33	$8,681
Options exercisable at June 30, 2007	1,254,934	$2.74	5.55	$7,885
Options vested and options expected to vest at June 30, 2007	1,562,482	$3.62	6.50	$8,463

The total intrinsic value of options exercised during the three-month periods ended June 30, 2007 and 2006 was $795 and $141, respectively, and during the six-month periods ended June 30, 2007 and 2006 was $2,016 and $753, respectively. The total grant-date fair value of stock options that became fully vested during the six-month periods ended June 30, 2007 and 2006 was approximately $252 and $221, respectively. The weighted average grant-date fair value of options granted during the three-month periods ended June 30, 2007 and 2006 was $0 and $4.15, respectively, and during the six-month periods ended June 30, 2007 and 2006 was $5.82 and $4.11, respectively. As of June 30, 2007, there was $1,403 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based awards, which is expected to be recognized over a weighted-average period of 3.4 years.

A summary of the status of nonvested restricted shares as of June 30, 2007 and changes during the six-month period ended June 30, 2007 is presented below:
Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2006	37,194	$7.48
Granted	12,161	$9.38
Vested	(11,602)	$9.38
Forfeited	(14,647)	$7.51
Nonvested at June 30, 2007	23,106	$7.51

As of June 30, 2007, there was $166 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan, which is expected to be recognized over the weighted-average period of 4 years.

10. Stockholders’ Equity

In January 2007, INX issued warrants to an investor relations firm under a personal services agreement to purchase up to 50,000 shares of common stock at an exercise price equal to $8.00 per share expiring January 1, 2009. Warrants for 25,000 shares are exercisable immediately and resulted in a charge to selling, general and administrative expense and a credit to additional paid-in capital of $40 in the six-month period ended June 30, 2007. Warrants for 25,000 shares are exercisable after June 30, 2007 and will result in a charge of $46 during the third quarter of 2007.

Upon re-election to the Board of Directors in May 2007, INX issued 9,072 shares to its non-employee directors.  The issued shares were valued at $90 determined by multiplying the shares issued by the closing price per share for the common stock as reported by NASDAQ on May 15, 2007.

11. Commitments and Contingencies

Litigation — On December 22, 2005, CenterPoint Energy Service Company filed a lawsuit in the District Court of Harris County, Texas styled CenterPoint Energy Service Company (“CenterPoint”), LLC v. InterNetwork Experts, Inc. (now INX, Inc.), Yellow Transportation, Inc. and Cisco Systems, Inc. claiming damages to product during shipment estimated to be $488 plus consequential damages, legal fees, court costs, and interest. On April 26, 2007 the Company settled its lawsuit with CenterPoint, resulting in a charge to selling, general and administrative expense of $50 in the six-month period ended June 30, 2007.

INX is also party to other litigation and claims which management believes are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, INX believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

On January 19, 2007, the Company was notified that a customer was terminating a NetSurant support services contract effective February 28, 2007. The customer paid a contract termination payment of $239 in June 2007, on which service revenue of $222 was recognized in the six-month period ended June 30, 2007.  The Company continues to negotiate the final termination payment amount. Additional amounts, if any, would be recorded for amounts received in excess of $239 when agreed to in writing by the customer.

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

Three Months Ended June 30, 2007 Compared To the Three Months Ended June 30, 2006

	Three Months Ended June 30,
	2007		2006
	Amount	%	Amount	%
Revenue:
Products	$46,918	87.3	$33,322	86.2
Services	6,809	12.7	5,356	13.8
Total revenue	53,727	100.0	38,678	100.0
Gross profit:
Products	7,889	16.8	6,360	19.1
Services	2,156	31.7	1,272	23.7
Total gross profit	10,045	18.7	7,632	19.7
Selling, general and administrative expenses	9,042	16.8	7,001	18.1
Operating income	1,003	1.9	631	1.6
Interest and other income (expense), net	41	0.0	(18)	(0.0)
Income tax expense	7	0.0	—	0.0
Net income from continuing operations	1,037	1.9	613	1.6
Income (loss) from discontinued operations, net of income taxes	(3)	0.0	143	0.4
Net income	$1,034	1.9	$756	2.0

Revenue. Total revenue increased by $15,049, or 38.9%, to $53,727 from $38,678. Products revenue increased $13,596, or 40.8% to $46,918 from $33,322. The increase in products revenue was primarily due to revenue increases in our Texas, Los Angeles, and New Mexico locations. Services revenue increased $1,453 or 27.1% to $6,809 from $5,356. The increase in services revenue was primarily due to large projects in our Pacific Northwest location and the Federal Division and continued growth in the NetSurant® post-sale recurring support services revenue, which increased 73.1% to $777 from $449.

Gross Profit. Total gross profit increased by $2,413, or 31.6%, to $10,045 from $7,632. Gross profit as a percentage of sales decreased to 18.7% from 19.7%, due to lower 2007 products revenue margins partially offset by significantly improved 2007 services revenue margins. Gross profit on the products sales component increased $1,529 or 24.0%, to $7,889 from $6,360 and, as a percentage of sales, decreased to 16.8% from 19.1%. The decrease from the first quarter of 2006 is primarily due to large low gross margin projects. Gross profit on services revenue increased $884 or 69.5% to $2,156 from $1,272 and gross profit as a percent of services revenue increased to 31.7% from 23.7%. The increase in services gross margin was primarily due to significantly improved utilization of internal technical staff combined with reduced use of outside contractors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2,041, or 29.2% to $9,042 from $7,001. As a percentage of total revenue, these expenses decreased to 16.8% from 18.1%. Increased 2007 expenses were incurred for additional sales compensation costs on substantially higher revenues, additional sales and administrative personnel costs from headcount increases, and higher professional fees due to the CenterPoint litigation and increased Sarbanes-Oxley consulting fees.

Operating Income. Operating income increased $372 to $1,003 from $631, primarily due to higher sales and proportionately lower selling, general and administrative expenses.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $59 to income of $41 from expense of $18 due to the reduction of interest-bearing borrowings under the credit facility.

Income (Loss) from Discontinued Operations, Net of Tax. Income from discontinued operations decreased by $146, to a loss of $3 from income of $143. Loss from discontinued operations of $3 in the second quarter of 2007 consisted of a loss from operations of $9 and a gain on disposal of Valerent of $6. The income from discontinued operations of $143 in the second quarter of 2006 consisted of a loss from Valerent operations of $326, offset by the gain from adjustment of previously recorded accruals in the Telecom and Computer Products Divisions of $469.

Net Income. Net income increased $278 to $1,034 from $756, primarily due to higher sales and proportionately lower selling, general and administrative expenses.

Six Months Ended June 30, 2007 Compared To the Six Months Ended June 30, 2006
	Six Months Ended June 30,
	2007		2006
	Amount	%	Amount	%
Revenue:
Products	$86,468	87.0	$55,633	85.6
Services	12,902	13.0	9,321	14.4
Total revenue	99,370	100.0	64,954	100.0
Gross profit:
Products	15,107	17.5	10,778	19.4
Services	3,445	26.7	2,261	24.3
Total gross profit	18,552	18.7	13,039	20.1
Selling, general and administrative expenses	17,214	17.3	12,846	19.8
Operating income	1,338	1.4	193	0.3
Interest and other income (expense), net	17	0.0	(103)	(0.2)
Income tax expense	14	0.0	1	0.0
Net income from continuing operations	1,341	1.4	89	0.1
Income from discontinued operations, net of income taxes	59	0.0	139	0.3
Net income	$1,400	1.4	$228	0.4

Revenue. Total revenue increased by $34,416, or 53.0%, to $99,370 from $64,954. Products revenue increased $30,835, or 55.4% to $86,468 from $55,633. The increase in products revenue is primarily due to substantial revenue increases across virtually all locations. Services revenue increased $3,581 or 38.4% to $12,902 from $9,321. The increase in services revenue is due to the growth in installation revenue across substantially all locations, including a large project in the Pacific Northwest, and continued growth in the NetSurant® post-sale recurring support services revenue, which increased 76.8% to $1,482 from $838. The NetSurant® revenue of $222 from a customer contract termination payment recorded in the six-month period ended June 30, 2007 was excluded from the calculation of the 76.8% growth rate.

Gross Profit. Total gross profit increased by $5,513, or 42.3%, to $18,552 from $13,039. Gross profit as a percentage of sales decreased to 18.7% from 20.1%, primarily due to lower 2007 products revenue margins partially offset by higher 2007 services revenue margins. Gross profit on the products revenue component increased $4,329 or 40.2%, to $15,107 from $10,778 and, as a percentage of sales, decreased to 17.5% from 19.4%. The decrease from 2006 was due to large low margin projects, primarily in the second quarter of 2007. Gross profit on services revenue increased $1,184 or 52.4% to $3,445 from $2,261 and gross profit as a percent of services revenue increased to 26.7% from 24.3%. The increase in services gross margin was primarily due to improved utilization of internal technical staff.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4,368, or 34.0% to $17,214 from $12,846. As a percentage of total revenue, these expenses decreased to 17.3% from 19.8%. Increased 2007 expenses were incurred for additional sales compensation costs on substantially higher revenues, additional sales and administrative personnel costs from headcount increases, and higher professional fees due to the CenterPoint litigation and increased Sarbanes-Oxley consulting fees.

Operating Income. Operating income increased $1,145 to $1,338 from $193, primarily due to higher sales and proportionately lower selling, general and administrative expenses.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $120 to income of $17 from expense of $103 due to reduced borrowings under the credit facility.

Income from Discontinued Operations, Net of Tax. Income from discontinued operations decreased by $80, to $59 from $139. Income from discontinued operations of $59 in the six months ended June 30, 2007 consisted of income from operations of $44 and a gain on disposal of Valerent of $15. The income from discontinued operations of $139 in the six months ended June 30, 2006 consisted of a loss from operations of $632, offset by the gain on disposal of Stratasoft in January 2006 of $302 and the gain from adjustment of previously recorded accruals in the Telecom and Computer Products Divisions of $469.

Net Income. Net income increased $1,172 to $1,400 from $228, primarily due to higher sales and proportionately lower selling, general and administrative expenses.

Tax Loss Carryforward. Because of our prior operating losses we have accumulated a net operating loss carryforward for federal income tax purposes that, as of June 30, 2007, was approximately $1.8 million and is available to offset future federal taxable income. This carryforward expires during the period 2023 through 2025. In addition to potential expiration, there are several factors that could limit or eliminate our ability to use these carryforwards. For example, under Section 382 of the Internal Revenue Code of 1986, as amended, use of prior net operating loss carryforwards is limited after an ownership change. If we achieve sustained profitability, which may not happen, the use of net operating loss carryforwards would reduce our tax liability and increase our net income and available cash resources. When all operating loss carryforwards have been used or have expired, we would again be subject to increased tax expense and reduced earnings due to such tax expense. The income tax expense recorded for 2007 and 2006 represents minimum state income tax payments due regardless of income or loss.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are collections from our accounts receivable and our credit facility with Castle Pines Capital (the “Credit Facility”), which we believe are sufficient to meet our short-term and long-term liquidity requirements. We use the Credit Facility to finance the majority of our purchases of inventory and to provide working capital when our cash flow from operations is insufficient. In 2007, we experienced positive cash flow from operating activities of continuing operations of $11,270 and positive cash flow from discontinued operations of $22. Our working capital increased to $9,460 at June 30, 2007 from $7,632 at December 31, 2006.

Accounts Receivable.  The timing of our collection of accounts receivable and payments of our accounts payable is one of the principal influences on our cash flow from operations. We typically sell our products and services on short-term credit terms. We manage our credit risk by performing credit checks, obtaining letters of credit in certain instances, and conducting our own collection efforts. Our accounts receivable, net of allowance for doubtful accounts, were $39,656 and $42,424 at June 30, 2007 and December 31, 2006, respectively. The decrease in accounts receivable was attributable to improved collection of past due accounts during the second quarter of 2007 compared to the fourth quarter of 2006, which more than offset increased sales.

Inventory.  We had inventory of $2,237 and $1,157 at June 30, 2007 and December 31, 2006, respectively. The higher level of 2007 inventory is attributable to a large customer order to be shipped and recorded as revenue in the third quarter of 2007. We try to minimize the amount of inventory on hand to reduce the risk that the inventory will become obsolete or decline in value. We are able to do this by relying on the ready availability of products from our principal suppliers. As noted above, we rely principally on our Credit Facility to finance our inventory purchases.

Accounts Payable.  We rely on our Credit Facility to finance a substantial portion of our trade accounts payable under terms ranging from 30 to 60 days. Credit Facility balances within the Free Finance Period defined below are non-interest bearing and classified as accounts payable in our balance sheet. Credit Facility balances outstanding beyond the Free Finance Period are interest bearing and classified as notes payable in our balance sheet. Our accounts payable were $36,320 and $28,798 at June 30, 2007 and December 31, 2006, respectively.  The increase in accounts payable is a result of higher sales during the second quarter of 2007 compared to the fourth quarter of 2006.

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

Credit Facility.   On April 30, 2007, we entered into a new Credit Facility with CPC which increased the total credit facility to $50,000 under similar terms and conditions as the previous Credit Facility as further discussed in Note 8 to Condensed Consolidated Financial Statements in Part I, Item 1. On August 1, 2007, we entered into an amendment to the Credit Facility with CPC to provide an additional $10 million credit facility specifically for acquisitions (“Acquisition Facility”). Advances under the Acquisition Facility will be specific to each acquisition and subject to approval by CPC based on pre-established criteria contained in the amendment as discussed further in Part II, Item 5.

As of June 30, 2007, borrowing capacity and availability were as follows:

Total Credit Facility	$50,000
Borrowing base limitation	(18,227)
Total borrowing capacity	31,773
Less interest-bearing borrowings	—
Less non-interest bearing advances	(31,387)
Total unused availability	$386
In addition to unused borrowing availability, liquidity at June 30, 2007 included our cash balance of $7,826.  The “unused availability” is the amount not borrowed, but eligible to be borrowed. The borrowing base restrictions generally restrict our borrowings under the Credit Facility to 85% of the eligible receivables, 100% of our Floorplanned inventory and 75% of Cisco vendor rebates receivable.

We use the Credit Facility to finance purchases of Cisco products from Cisco and from certain wholesale distributors. Cisco provides 60-day terms, and other wholesale distributors typically provide 30-day terms. Balances under the Credit Facility that are within those respective 60-day and 30-day periods (the “Free Finance Period”) do not accrue interest and are classified as accounts payable in our balance sheet. To the extent that we have credit availability under the Credit Facility, it gives us the ability to extend the payment terms past the Free Finance Period. Amounts extended past the Free Finance Period accrue interest and are classified as notes payable on our balance sheet. These extended payment balances under the Credit Facility accrue interest at the prime rate (8.25% at June 30, 2007) plus 0.5%.

As defined in the Credit Facility there are restrictive covenants measured at each quarter and year-end regarding minimum tangible net worth, maximum debt to tangible net worth ratio, minimum working capital and a minimum current ratio. At June 30, 2007, we were in compliance with the loan covenants and we anticipate that we will be able to comply with the loan covenants during the next twelve months. If we violate any of the loan covenants, we would be required to seek waivers from CPC for those non-compliance events. If CPC refused to provide waivers, the amount due under the Credit Facility could be accelerated and we could be required to seek other sources of financing.

Cash Flows. During the six months ended June 30, 2007, our cash increased by $6,031. Operating activities provided cash of $11,292, investing activities used $1,121, and financing activities used $4,140.

Operating Activities. Operating activities provided $11,292 in the six months ended June 30, 2007, as compared to providing cash of $749 in the comparable 2006 period. Operating activities from continuing operations provided $11,270 in the six months ended June 30, 2007, as compared to providing cash of $1,182 in the comparable 2006 period. Changes in asset and liability accounts provided $8,767 in the six months ended June 30, 2007. The most significant sources of working capital related to an increase in accounts payable of $7,522 and a decrease in accounts receivable of $2,728, partially offset by the $1,080 increase in inventory, as discussed further above under “Sources of Liquidity”.

Investing Activities. Investing activities used $1,121 in the six months ended June 30, 2007, compared to a use of $1,437 for the comparable period in 2006. Our 2007 investing activities consisted primarily of $856 in capital expenditures and additional purchase price and related transaction costs of $280 for the Datatran acquisition. Our 2006 investing activities consisted of the purchase of Datatran, using cash of $1,036, and capital expenditures, which used cash of $1,124, less cash provided by the sale of Stratasoft stock of $1,117, net of transaction costs. Capital expenditures in both years were primarily related to purchases of computer equipment and software, and to a lesser degree, leasehold improvements. During the next twelve months, we do not expect to incur significant capital expenditures requiring cash, except for acquisitions, of which we cannot predict the certainty or magnitude.

Financing Activities. Financing activities used $4,140 in the six months ended June 30, 2007, as compared to providing $2,381 in the comparable period in 2006. The funds used in the six months ended June 30, 2007 were primarily to reduce debt compared to funds provided through increased borrowings in the comparable 2006 period.

Related Party Transactions

We lease office space from Allstar Equities, Inc., a Texas corporation, a company wholly owned by James H. Long, our Chief Executive Officer.  The lease expires on January 31, 2014 and has a rental rate of $20 per month.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We incur certain market risks related to interest rate variations because we hold floating rate debt. Based upon the average amount of debt outstanding during the six months ended June 30, 2007, a one percent change in variable interest rates will not have a material impact on our financial condition.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of certain members of our management, including our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that, our disclosure controls and procedures at June 30, 2007 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the first six months of 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 to condensed consolidated financial statements in Part I, Item 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See Note 10 to condensed consolidated financial statements in Part I, Item 1 regarding issuance of 9,072 unregistered shares to its non-employee directors upon re-election to the Board of Directors in May 2007.

See Note 5 to condensed consolidated financial statements in Part I, Item 1 regarding issuance of additional purchase price consideration consisting of 75,000 unregistered shares of the Company’s common stock to Network Architects, Corp. in June 2007 for achievement of certain operating profit milestones during the twelve-month period ending May 31, 2007.

See Note 5 to condensed consolidated financial statements in Part I, Item 1 regarding issuance of additional purchase price consideration consisting of issuance of 25,253 unregistered shares of the Company’s common stock with a value of $250 and cash of $250 to Datatran Network Systems in June 2007 for achievement of certain operating profit milestones during the twelve-month period ending February 28, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

See Item 8.01 to Form 8-K filed May 15, 2007 which is incorporated herein by reference as the results of matters submitted to a vote of security holders required as part of this report.

Item 5. Other Information

On August 1, 2007, the Company entered into an amendment to the senior credit facility with CPC to provide an additional $10 million credit facility specifically for acquisitions (“Acquisition Facility”). Advances under the Acquisition Facility will be specific to each acquisition and subject to approval by CPC based on pre-established criteria contained in the amendment.  The Acquisition Facility Amendment to the Amended and Restated Credit Agreement by and among Castle Pines Capital LLC, and INX, Inc. dated August 1, 2007 (“Amendment”) is filed as Exhibit 10.2 to this Form 10-Q.  Key terms of the Amendment are summarized as follows:

•	$10,000 maximum aggregate commitment for acquisitions.
•
Advances under the Acquisition Facility are not to exceed 80% of purchase price or six times adjusted EBITDA, as defined in the Amendment, for the twelve months immediately preceding the acquisition closing date.

•	Interest is payable at the rate of prime plus 2%.
•	An acquisition commitment fee of 1% of the advance amount is payable with one-eighth paid at closing and seven-eighths paid with each loan funding.
•
Repayment of each advance under the Acquisition Facility is interest only for first year then amortizing for 36 to 48 months, to be determined for each advance, with no penalty to prepay any principal balance. The loan will also be reduced annually by an amount equal to 25% of excess cash flow, as defined in the Amendment, beginning December 31, 2008.

•	CPC may negotiate with the Company to revise existing financial covenants in conjunction with each advance as required.
•	Termination date of the senior credit facility was extended to August 1, 2009, subject to automatic renewal as defined in the Amendment.

Item 6. Exhibits

See exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INX Inc.
Date: August 6, 2007	By:	/s/ BRIAN FONTANA
Brian Fontana, Vice President
and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From:
10.1	Fifth Amendment to I-Sector Corporate Incentive Plan	Exhibit 10.1 to Form 8-K filed May 15, 2007
10.2	Acquisition Facility Amendment to Amended and Restated Credit Agreement by and among Castle Pines Capital LLC, and INX, Inc. dated August 1, 2007	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith.
32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith.