Form 10-Q
period 2007-09-30
INX Inc
filed 2007-11-06
CIK 1020017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2007 to September 30, 2007

Commission file number: 1-31949

INX Inc.
(Exact name of Registrant as specified in its charter)

Delaware	76-0515249
(State of incorporation)	(I.R.S. Employer Identification Number)

6401 Southwest Freeway
Houston, Texas 77074
(Address of principal executive offices)
(Zip code)

(713) 795-2000
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The Registrant has 7,500,492 shares of common stock outstanding as of October 29, 2007.

Index

INX Inc. and Subsidiaries
FORM 10-Q for the Quarter Ended September 30, 2007

Index

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

INX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2007	2006
Revenue:
Products	$45,222	$39,847
Services	6,776	5,397
Total revenue	51,998	45,244
Cost of products and services:
Products	37,335	33,215
Services	5,110	3,880
Total cost of products and services	42,445	37,095
Gross profit	9,553	8,149
Selling, general and administrative expenses	8,543	7,432
Operating income	1,010	717
Interest and other income (expense), net	(17)	(112)
Income from continuing operations before income taxes	993	605
Income tax expense	7	43
Net income from continuing operations	986	562
Income (loss) from discontinued operations, net of income taxes	38	(291)
Net income	$1,024	$271

Net income per share:
Basic:
Income from continuing operations	$0.14	$0.09
Income (loss) from discontinued operations, net of income taxes	—	(0.05)
Net income per share	$0.14	$0.04
Diluted:
Income from continuing operations	$0.12	$0.08
Income (loss) from discontinued operations, net of income taxes	0.01	(0.04)
Net income per share	$0.13	$0.04
Shares used in computing net income per share:
Basic	7,081,511	6,419,501
Diluted	8,037,221	7,284,261

The accompanying notes are an integral part of these condensed consolidated financial statements

Index

INX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Revenue:
Products	$131,690	$95,480
Services	19,678	14,718
Total revenue	151,368	110,198
Cost of products and services:
Products	108,696	78,070
Services	14,567	10,940
Total cost of products and services	123,263	89,010
Gross profit	28,105	21,188
Selling, general and administrative expenses	25,757	20,278
Operating income	2,348	910
Interest and other income (expense), net	—	(215)
Income from continuing operations before income taxes	2,348	695
Income tax expense	21	44
Net income from continuing operations	2,327	651
Income (loss) from discontinued operations, net of income taxes	97	(152)
Net income	$2,424	$499

Net income per share:
Basic:
Income from continuing operations	$0.34	$0.10
Income (loss) from discontinued operations, net of income taxes	0.01	(0.02)
Net income per share	$0.35	$0.08
Diluted:
Income from continuing operations	$0.30	$0.09
Income (loss) from discontinued operations, net of income taxes	0.01	(0.02)
Net income per share	$0.31	$0.07
Shares used in computing net income per share:
Basic	6,870,521	6,233,674
Diluted	7,853,269	7,191,431

The accompanying notes are an integral part of these condensed consolidated financial statements

Index

INX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,514	$1,795
Accounts receivable, net of allowance of $224 and $299	42,058	42,424
Inventory	1,573	1,157
Other current assets	2,301	2,086
Total current assets	54,446	47,462
Property and equipment, net of accumulated depreciation of $3,349 and $2,414	4,345	3,854
Goodwill	16,044	10,891
Intangible and other assets, net of accumulated amortization of $1,449 and $1,264	3,667	313
Total assets	$78,502	$62,520

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable	$6,472	$4,609
Accounts payable	34,312	28,798
Accrued expenses	5,918	5,038
Other current liabilities	1,550	1,385
Total current liabilities	48,252	39,830
Other long-term liabilities	526	306
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 7,393,582 and 6,603,070 shares issued	74	66
Additional paid-in capital	35,506	30,598
Retained deficit	(5,856)	(8,280)
Total stockholders’ equity	29,724	22,384
Total liabilities and stockholders’ equity	$78,502	$62,520

The accompanying notes are an integral part of these condensed consolidated financial statements

Index

INX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	$.01 par value Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Deficit	Total
Balance at December 31, 2006	6,603,070	$66	$30,598	$(8,280)	$22,384
Exercise of common stock options	436,849	5	1,024	—	1,029
Issuance of vested restricted common stock	918	—	—	—	—
Issuance of shares as additional purchase price consideration for Datatran acquisition	25,253	—	250	—	250
Issuance of shares as additional purchase price consideration for Network Architects, Corp. acquisition	75,000	1	676	—	677
Issuance of shares as purchase price consideration for Select, Inc. acquisition	243,556	2	2,360	—	2,362
Share-based compensation expense related to employee stock options	—	—	393	—	393
Share-based compensation expense related to directors’ stock grants	9,072	—	90	—	90
Share-based compensation expense related to employee restricted stock grants	—	—	29	—	29
Issuance of warrants	—	—	86	—	86
Treasury stock resulting from grantee election to fund payroll taxes out of restricted stock grant	(136)	—	—	—	—
Net income	—	—	—	2,424	2,424
Balance at September 30, 2007	7,393,582	$74	$35,506	$(5,856	$29,724

The accompanying notes are an integral part of this condensed consolidated financial statement

Index

INX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,424	$499
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net (income) loss from discontinued operations	(97)	152
Depreciation and amortization	1,143	854
Share-based compensation expense for stock options and stock grants	520	271
Issuance of warrants	86	—
Loss on retirement of assets	11	20
Bad debt expense	29	3
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	6,031	(13,227)
Inventory	13	(2,001)
Accounts payable	(1,343)	14,456
Other assets and liabilities	81	62
Net cash provided by continuing operations	8,898	1,089
Net operating activities of discontinued operations	43	(516)
Net cash provided by operating activities	8,941	573
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Select, Inc., net of $2,864 cash acquired	(3,386)	—
Acquisition of Datatran Network Systems	(250)	(1,000)
Acquisition of Network Architects, Corp.	—	(394)
Acquisition of InfoGroup Northwest, Inc.	—	(750)
Transaction costs paid for acquisitions	(354)	(32)
Capital expenditures (net of effect of acquisitions)	(1,127)	(1,589)
Net cash used in investing activities of continuing operations	(5,117)	(3,765)
Net investing activities of discontinued operations	15	1,251
Net cash used in investing activities	(5,102)	(2,514)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	1,029	482
Borrowing under acquisition credit facility	6,000	—
Net payments of short-term interest bearing credit facilities	(4,350)	2,086
Debt issuance costs paid	(12)	—
Proceeds from other short-term borrowings	472	—
Payments on notes payable	(259)	(77)
Net cash provided by financing activities of continuing operations	2,880	2,491
Net financing activities of discontinued operations	—	(1)
Net cash provided by financing activities	2,880	2,490
NET INCREASE IN CASH AND CASH EQUIVALENTS	6,719	549
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,795	2,597
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,514	$3,146

The accompanying notes are an integral part of these condensed consolidated financial statements

Index

INX INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$124	$150
Cash paid for income taxes	$79	$8

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of Select, Inc.:
Fair value of assets acquired	$6,566	$—
Common stock issued	(2,362)	—
Noncompete agreement liability	(450)	—
Transaction costs accrued	(50)	—
Acquisition of Datatran Network Systems:
Fair value of assets acquired	$500	$1,515
Common stock issued	(250)	(515)
Acquisition of Network Architects, Corp.:
Fair value of assets acquired	$677	$965
Common stock issued	(677)	(571)
Acquisition of InfoGroup Northwest, Inc.:
Fair value of assets acquired	$—	$1,501
Common stock issued	—	(751)
Debt issuance costs accrued	$(53)	—
Issuance of warrants in connection with sale of Stratasoft, Inc.	—	$128

The accompanying notes are an integral part of these condensed consolidated financial statements

Index

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

The condensed consolidated financial statements of INX Inc. include the wholly owned subsidiaries Select, Inc. and Valerent, Inc.

2. Basis of Presentation

The accompanying unaudited financial data as of September 30, 2007 and for the three-month and nine-month periods ended September 30, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2006 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary for a fair presentation of financial position as of September 30, 2007, results of operations for the three-month and nine-month periods ended September 30, 2007 and 2006, cash flows for the nine months ended September 30, 2007 and 2006, and stockholders’ equity for the nine months ended September 30, 2007, have been included. The results of the interim periods are not necessarily indicative of results for the full year or any future period.

3. Adoption of FASB Interpretation No. 48

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, and accounting in interim periods and disclosure. The adoption of FIN 48 did not have a material impact on the Condensed Consolidated Financial Statements for the three-month and nine-month periods ended September 30, 2007.

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

There were no interest or penalties recorded for unrecognized tax benefits in the three-month and nine-month periods ended September 30, 2007. There were no interest or penalties accrued in the Condensed Consolidated Balance Sheets at September 30, 2007 or December 31, 2006.

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

Index

5. Acquisitions

Select, Inc.

Under a Stock Purchase Agreement dated August 31, 2007 (the “SPA”), the Company purchased all issued and outstanding capital stock of Select, Inc. (“Select”).  Located in Boston, Massachusetts, Select is a Cisco-centric solutions provider focused on delivering IP Telephony, IP Storage and network infrastructure solutions throughout New England with approximately $40,000 in annual revenues.  The acquisition was consummated to improve the Company’s geographical presence.  The Company completed the acquisition simultaneously with the execution of the SPA.  The SPA contains customary representations and warranties and requires Select’s shareholders (“Shareholders”) to indemnify the Company for certain liabilities arising under the SPA, subject to certain limitations and conditions.

The consideration paid at closing pursuant to the SPA was (a) $6,250 in cash, including $1,000 placed in escrow under holdback provisions defined in the SPA and (b) 231,958 shares of the Company’s Common Stock, $0.01 par value (the “Common Stock”), which amount of shares was determined by dividing $2,250 by $9.70, which is the greater of (i) average closing price per share for the Common Stock as reported by Nasdaq for the five consecutive trading days ending August 28, 2007 and (ii) $9.50.  The President and major shareholder of Select entered into a five-year noncompete agreement at closing providing for equal monthly payments of $21 over two years, which were recorded at their present value of $450.  Cash of $6,000 was borrowed from the Acquisition Facility under the Credit Agreement with Castle Pines Capital LLC.  In connection with the stock purchase, the Credit Agreement with Castle Pines Capital LLC was amended for the modification of certain financial covenants and for the addition of Select as a party to the Credit Agreement. Broker costs and professional fees of $480 were incurred in the purchase, of which $318 was paid in cash, $50 accrued, and $112 was paid through the issuance of 11,598 shares of common stock.

Additional purchase consideration is payable based on the Select branch office revenue and operating profit during the two years subsequent to the date of the SPA.  For the twelve-month period ending August 31, 2008, if revenue is greater than $44,000 and operating profit contribution is greater than or equal to $1,760, then the Company shall pay the Shareholders additional purchase consideration of $600 and will pay the Shareholders an additional $50 for each $145 of operating profit contribution in excess of $1,760 of operating profit contribution up to a maximum of $600 with aggregate maximum of $1,200 in additional purchase consideration.  For the twelve-month period ending August 31, 2009, if revenue is greater than $53,000 and operating profit contribution is greater than or equal to $3,710, then INX shall pay the Shareholders additional purchase consideration of $600 and will pay an additional $50 for each $150 of operating profit contribution in excess of $3,710 up to a maximum of $600 with an aggregate maximum of $1,200 in additional purchase consideration.  At the Company’s option, 50% of such additional purchase price may be paid in the form of Common Stock.  Additional purchase price consideration, if any, will be recorded as goodwill.

The following table summarizes the estimated fair values, including professional fees and other related acquisition costs, at the date of acquisition. The Company obtained a preliminary third party valuation estimate of certain tangible and intangible assets, which is subject to refinement.

Intangibles:
Customer relationships, amortized over 10 years	$2,823
Noncompete agreements, amortized over 5 years	740
Cash	2,864
Accounts receivable	5,694
Inventory	429
Property and equipment	333
Other assets	31
Goodwill	3,941
Accounts payable and other liabilities assumed	(7,425)
Total acquisition cost	$9,430

Pro Forma Summary

The following pro forma consolidated amounts give effect to the Company’s acquisition of Select as if it had occurred January 1, 2006. The pro forma consolidated amounts presented below are based on continuing operations. The pro forma consolidated amounts are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect and should not be construed as being representative of future operating results.

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$58,742	$53,865	$179,722	$133,678
Net income from continuing operations	$1,064	$608	$2,644	$387
Net income per share from continuing operations:
Basic	$0.15	$0.09	$0.37	$0.06
Diluted	$0.13	$0.08	$0.33	$0.05
Weighted average shares used in calculation:
Basic	7,244,511	6,663,056	7,086,829	6,477,229
Diluted	8,200,221	7,527,816	8,069,577	7,434,986

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

6. Discontinued Operations

On November 3, 2005, the Company’s Board of Directors approved a plan to sell its Stratasoft and Valerent subsidiaries. Under a Stock Purchase Agreement (“Agreement”) dated January 26, 2006, INX sold all outstanding shares of Stratasoft’s common stock for a pretax gain on disposal of $302. Key terms of the sale are summarized as follows:

• All outstanding Stratasoft common stock was sold for a purchase price of $3,000, which has been or is subject to reduction as follows:
• $800 placed in escrow, which is available to satisfy indemnified losses, if any, as defined in the Agreement. Funds placed in escrow are excluded from the estimated gain stated above. Approximately $580 in indemnified losses net of interest earned have been paid or presented for payment as of September 30, 2007.

Index

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

The sale of Valerent operations involved two separate transactions which were closed in October 2006. The managed services business and related inventory, property and equipment were sold to OuterNet Management, L.P. for a cash sales price of $185. The consulting business and related property and equipment were sold to Vicano Acquisition Corp., a company owned by Valerent’s former President and brother-in-law of the Company’s CEO and largest shareholder. The consulting business was sold for cash paid at closing of $50 and a $70 promissory note to be received in twenty-four monthly installments of $3 plus interest of 10%. Additional consideration of $26 was earned for the first earnout period ended October 12, 2007 and additional consideration is due to the Company if certain revenue thresholds and conditions are met during the second earnout period ended October 12, 2008. The Company recorded a gain of $25 on the cash component of the transactions and will record a gain on proceeds under the $70 promissory note as received, of which a cumulative total of $29 was received through September 30, 2007.

The results of operations and gain on disposal of discontinued operations are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Stratasoft	$—	$—	$—	$268
Valerent	—	1,115	—	4,201
Total	$—	$1,115	$—	$4,469
Income (loss) from operations of discontinued subsidiaries:
Stratasoft	$—	$—	$12	$(260)
Valerent	6	(291)	38	(663)
Total	6	(291)	50	(923)
Gain on disposal of discontinued operations:
Stratasoft	—	—	—	302
Telecom and Computer Products Divisions	—	—	—	469
Valerent	32	—	47	—
Gain (loss) from discontinued operations, net of taxes	$38	$(291)	$97	$(152)

Prior to 2004, the Company sold a computer products reselling business, PBX telephone systems dealer business, and the Telecom Systems division.  During 2006, pending litigation was settled relative to its discontinued Telecom and Computer Products Divisions, with the impact reflected in the gain on disposal of discontinued operations detailed above.

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

The following table presents the calculation of basic and diluted earnings per share:

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator for basic and diluted earnings per share:
Net income from continuing operations	$986	$562	$2,327	$651
Income (loss) on disposal of discontinued operations, net of income taxes	38	(291)	97	(152)
Net income	$1,024	$271	$2,424	$499

Denominator for basic earnings per share — weighted-average shares outstanding	7,081,511	6,419,501	6,870,521	6,233,674
Effect of dilutive securities — shares issuable from assumed conversion of common stock options, restricted stock, and warrants	955,710	864,760	982,748	957,757
Denominator for diluted earnings per share — weighted-average shares outstanding	8,037,221	7,284,261	7,853,269	7,191,431

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
•
The Agreement contains customary covenants regarding maintenance of insurance coverage, maintenance of and reporting collateral, and submission of financial statements. The Agreement also contains covenants measured as of the end of each calendar quarter covering required maintenance of minimum current ratio, tangible net worth, working capital, and total liabilities to tangible net worth ratio (all as defined in the Agreement, as amended).

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

9. Share-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the three-month and nine-month periods ended September 30, 2007 and 2006 were calculated using the following estimated weighted average assumptions:

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected volatility	60.2%	63.4%	60.4%	64.3%
Expected term (in years)	6.5	6.5	6.5	6.3
Risk-free interest rate	4.5%	5.0%	4.5%	5.0%
Expected dividend yield	0%	0%	0%	0%

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

Share-based compensation expense recognized under SFAS 123R for the three-month and nine-month periods ended September 30, 2007 and 2006 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Cost of products and services — services	$18	$14	$44	$42
Selling, general and administrative expenses	134	63	357	217
Share-based compensation from continuing operations before income taxes	152	77	401	259
Income tax benefit	—	—	—	—
Share-based compensation from continuing operations	152	77	401	259
Share-based compensation from discontinued operations	—	1	(8)	5
Total share-based compensation	$152	$78	$393	$264

A summary of the activity under the Company’s stock option plans for the nine-month period ended September 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	1,870,763	$3.42
Granted	200,000	$9.88		$912
Exercised	(436,849)	$2.35		$3,698
Canceled	(34,947)	$6.95		$98
Options outstanding September 30, 2007	1,598,967	$4.44	6.55	$15,992
Options exercisable at September 30, 2007	1,059,201	$2.68	5.32	$12,453
Options vested and options expected to vest at September 30, 2007	1,505,749	$4.29	6.77	$15,289

The total intrinsic value of options exercised during the three-month periods ended September 30, 2007 and 2006 was $1,682 and $278, respectively, and during the nine-month periods ended September 30, 2007 and 2006 was $3,698 and $1,213, respectively. The total grant-date fair value of stock options that became fully vested during the nine-month periods ended September 30, 2007 and 2006 was approximately $255 and $268, respectively. The weighted average grant-date fair value of options granted during the three-month periods ended September 30, 2007 and 2006 was $6.22 and $0, respectively, and during the nine-month periods ended September 30, 2007 and 2006 was $6.14 and $3.51, respectively. As of September 30, 2007, there was $2,120 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based awards, which is expected to be recognized over a weighted-average period of 4.4 years.

A summary of the status of nonvested restricted shares as of September 30, 2007 and changes during the nine-month period ended September 30, 2007 is presented below:

Index

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2006	37,194	$7.48
Granted	22,161	$11.57
Vested	(13,999)	$9.06
Forfeited	(14,647)	$7.51
Nonvested at September 30, 2007	30,709	$9.71

As of September 30, 2007, there was $298 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan, which is expected to be recognized over the weighted-average period of 4.3 years.

10. Stockholders’ Equity

In January 2007, INX issued warrants to an investor relations firm under a personal services agreement to purchase up to 50,000 shares of common stock at an exercise price equal to $8.00 per share expiring January 1, 2009. Warrants for 25,000 shares are exercisable immediately and resulted in a charge to selling, general and administrative expense and a credit to additional paid-in capital of $40 in the nine-month period ended September 30, 2007. Warrants for 25,000 shares are exercisable after June 30, 2007 and resulted in a charge to selling, general and administrative expense and a credit to additional paid-in capital of $46 in the three-month period ended September 30, 2007.

Upon re-election to the Board of Directors in May 2007, INX issued 9,072 shares to its non-employee directors.  The issued shares were valued at $90 determined by multiplying the shares issued by the closing price per share for the common stock as reported by NASDAQ on May 15, 2007.

11. Commitments and Contingencies

The Company served as a subcontractor to Complete Communications Services, Inc. (“CoCom”), a subcontractor on certain school district contracts during 2007. On August 24, 2007, CoCom filed a Chapter 11 Petition in U.S. Bankruptcy Court.  As of September 30, 2007, the Company has accounts receivable from CoCom of $325, less an allowance for doubtful accounts of $96.  Performance and subcontractor bonds were provided by general contractors under the school district contracts from which repayment of the CoCom accounts receivable may be recovered by the Company.  Additionally, the Company received payments of $102 during the ninety day period preceding the bankruptcy filing which could potentially be deemed preferential.  The Company’s accounts receivable and potential preferential payments, to the extent the lien was perfected, represent trust funds carrying a higher priority bankruptcy claim than unsecured creditors and possibly other secured creditors.  As of September 30, 2007, the Company has provided a $96 allowance specific to an unperfected lien on a school district contract for which the likelihood of asset impairment of the CoCom accounts receivable is probable.   With respect to the remaining CoCom accounts receivable and potential preferential payment liabilities, the Company believes the range of loss to be from $0 to $222.  Due to the uncertainty surrounding the issues involved in this matter and based on the facts and circumstances known to date, the Company believes that an estimate of loss, if any, that may be incurred cannot be made at this time and, as a result, there is no assurance that this matter will not have a material adverse effect on its results of operations.

On December 22, 2005, CenterPoint Energy Service Company filed a lawsuit in the District Court of Harris County, Texas styled CenterPoint Energy Service Company (“CenterPoint”), LLC v. InterNetwork Experts, Inc. (now INX, Inc.), Yellow Transportation, Inc. and Cisco Systems, Inc. claiming damages to product during shipment estimated to be $488 plus consequential damages, legal fees, court costs, and interest. On April 26, 2007 the Company settled its lawsuit with CenterPoint, resulting in a charge to selling, general and administrative expense of $50 in the nine-month period ended September 30, 2007.

INX is also party to other litigation and claims which management believes are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, INX believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

On January 19, 2007, the Company was notified that a customer was terminating a NetSurant support services contract effective February 28, 2007. The customer paid a contract termination payment of $239 in June 2007, on which service revenue of $222 was recognized in the nine-month period ended September 30, 2007.

Index

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

Acquisitions

Under a Stock Purchase Agreement dated August 31, 2007 (the “SPA”), we purchased all issued and outstanding capital stock of Select, Inc. (“Select”).  Located in Boston, Massachusetts, Select is a Cisco-centric solutions provider focused on delivering IP Telephony, IP Storage and network infrastructure solutions throughout New England with approximately $40,000 in annual revenues.  The acquisition was consummated to improve our geographical presence.  We completed the acquisition simultaneously with the execution of the SPA.  The SPA contains customary representations and warranties and requires Select’s shareholders (“Shareholders”) to indemnify us for certain liabilities arising under the SPA, subject to certain limitations and conditions.

The consideration paid at closing pursuant to the SPA was (a) $6,250 in cash, including $1,000 placed in escrow under holdback provisions defined in the SPA and (b) 231,958 shares of our Common Stock, $0.01 par value (the “Common Stock”), which amount of shares was determined by dividing $2,250 by $9.70, which is the greater of (i) average closing price per share for the Common Stock as reported by Nasdaq for the five consecutive trading days ending August 28, 2007 and (ii) $9.50.  The President and major shareholder of Select entered into a five-year noncompete agreement at closing providing for equal monthly payments of $21 over two years, which were recorded at their present value of $450.  Cash of $6,000 was borrowed from the Acquisition Facility under the Credit Agreement with Castle Pines Capital LLC.  In connection with the stock purchase, the Credit Agreement with Castle Pines Capital LLC was amended for the modification of certain financial covenants and for the addition of Select as a party to the Credit Agreement. Broker costs and professional fees of $480 were incurred in the purchase, of which $318 was paid in cash, $50 accrued, and $112 was paid through the issuance of 11,598 shares of common stock.

Additional purchase consideration is payable based on the Select branch office revenue and operating profit during the two years subsequent to the date of the SPA.  For the twelve-month period ending August 31, 2008, if revenue is greater than $44,000 and operating profit contribution is greater than or equal to $1,760, then we shall pay the Shareholders additional purchase consideration of $600 and will pay the Shareholders an additional $50 for each $145 of operating profit contribution in excess of $1,760 of operating profit contribution up to a maximum of $600 with aggregate maximum of $1,200 in additional purchase consideration.  For the twelve-month period ending August 31, 2009, if revenue is greater than $53,000 and operating profit contribution is greater than or equal to $3,710, then we shall pay the Shareholders additional purchase consideration of $600 and will pay an additional $50 for each $150 of operating profit contribution in excess of $3,710 up to a maximum of $600 with an aggregate maximum of $1,200 in additional purchase consideration.  At our option, 50% of such additional purchase price may be paid in the form of Common Stock.  Additional purchase price consideration, if any, will be recorded as goodwill.

Results Of Operations

Period Comparisons. The following tables set forth, for the periods indicated, certain financial data derived from our condensed consolidated statements of operations. Percentages shown in the table below are percentages of total revenue, except for the products and services components of gross profit, which are percentages of the respective product and service revenue.

Index

Three Months Ended September 30, 2007 Compared To the Three Months Ended September 30, 2006

	Three Months Ended September 30,
	2007		2006
	Amount	%	Amount	%
Revenue:
Products	$45,222	87.0	$39,847	88.1
Services	6,776	13.0	5,397	11.9
Total revenue	51,998	100.0	45,244	100.0
Gross profit:
Products	7,887	17.4	6,632	16.6
Services	1,666	24.6	1,517	28.1
Total gross profit	9,553	18.4	8,149	18.0
Selling, general and administrative expenses	8,543	16.5	7,432	16.5
Operating income	1,010	1.9	717	1.5
Interest and other income (expense), net	(17)	0.0	(112)	(0.2)
Income tax expense	7	0.0	43	0.1
Net income from continuing operations	986	1.9	562	1.2
Income (loss) from discontinued operations, net of income taxes	38	0.1	(291)	(0.6)
Net income	$1,024	2.0	$271	0.6

Revenue. Total revenue increased by $6,754, or 14.9%, to $51,998 from $45,244. Products revenue increased $5,375, or 13.5% to $45,222 from $39,847. The increase in products revenue was primarily due to revenue from the Select acquisition and revenue increases in our Austin and Dallas locations, partially offset by a decrease in large projects in the Houston location.  Services revenue increased $1,379 or 25.6% to $6,776 from $5,397. The increase in services revenue was primarily due to large projects in our Pacific Northwest location, revenue from the Select acquisition, and continued growth in the NetSurant® post-sale recurring support services revenue, which increased 30.8% to $1,001 from $765.

Gross Profit. Total gross profit increased by $1,404, or 17.2%, to $9,553 from $8,149. Gross profit as a percentage of sales increased to 18.4% from 18.0%, due to higher 2007 products revenue margins partially offset by lower 2007 services revenue margins. Gross profit on the products sales component increased $1,255 or 18.9%, to $7,887 from $6,632 and, as a percentage of sales, increased to 17.4% from 16.6%. The improvement from the third quarter of 2006 is primarily due to higher vendor rebates as a percentage of products revenue and less large volume, low margin projects. Gross profit on services revenue increased $149 or 9.8% to $1,666 from $1,517 and gross profit as a percent of services revenue decreased to 24.6% from 28.1%. The decrease in services gross margin was primarily due to lower margins on services revenue from the Boston acquisition combined with increased use of outside contractors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1,111, or 14.9% to $8.543 from $7,432. As a percentage of total revenue, these expenses were approximately the same at 16.5% in 2007 versus 16.5% in 2006. Increased 2007 expenses were incurred for additional sales compensation costs on higher revenues and additional sales and administrative personnel costs from headcount increases.

Operating Income. Operating income increased $293 to $1,010 from $717, primarily due to higher sales and improved margins.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $95 to expense of $17 from expense of $112 due to the reduction of average interest-bearing borrowings under the credit facility in the 2007 quarter versus the 2006 quarter.

Income (Loss) from Discontinued Operations, Net of Tax. Income from discontinued operations increased by $329, to income of $38 from a loss of $291. Income from discontinued operations of $38 in the third quarter of 2007 consisted of income from operations of $6 and a gain on disposal of Valerent of $32. The loss from discontinued operations of $291 in the third quarter of 2006 consisted of a loss from Valerent operations.

Net Income. Net income increased $753 to $1,024 from $271, primarily due to higher sales, improved margins and the elimination of the operating loss from discontinued operations.

Index

Nine Months Ended September 30, 2007 Compared To the Nine Months Ended September 30, 2006

	Nine Months Ended September 30,
	2007		2006
	Amount	%	Amount	%
Revenue:
Products	$131,690	87.0	$95,480	86.6
Services	19,678	13.0	14,718	13.4
Total revenue	151,368	100.0	110,198	100.0
Gross profit:
Products	22,994	17.5	17,410	18.2
Services	5,111	26.0	3,778	25.7
Total gross profit	28,105	18.6	21,188	19.2
Selling, general and administrative expenses	25,757	17.0	20,278	18.4
Operating income	2,348	1.6	910	0.8
Interest and other income (expense), net	—	0.0	(215)	(0.2)
Income tax expense	21	0.0	44	0.0
Net income from continuing operations	2,327	1.6	651	0.6
Income (loss) from discontinued operations, net of Income taxes	97	0.0	(152)	(0.1)
Net income	$2,424	1.6	$499	0.5

Revenue. Total revenue increased by $41,170, or 37.4%, to $151,368 from $110,198. Products revenue increased $36,210, or 37.9% to $131,690 from $95,480. The increase in products revenue is primarily due to substantial revenue increases across virtually all locations and one month’s revenue from the Select acquisition. Services revenue increased $4,960 or 33.7% to $19,678 from $14,718. The increase in services revenue is due to the growth in installation revenue across substantially all locations, including a large project in the Pacific Northwest, and continued growth in the NetSurant® post-sale recurring support services revenue, which increased 54.9% to $2,705 from $1,603. The NetSurant® revenue of $222 from a customer contract termination payment recorded in the nine-month period ended September 30, 2007 was excluded from the calculation of the 54.9% growth rate.

Gross Profit. Total gross profit increased by $6,917, or 32.6%, to $28,105 from $21,188. Gross profit as a percentage of sales decreased to 18.6% from 19.2%, primarily due to lower 2007 products revenue margins partially offset by slightly higher 2007 services revenue margins. Gross profit on the products revenue component increased $5,584 or 32.1%, to $22,994 from $17,410 and, as a percentage of sales, decreased to 17.5% from 18.2%. The decrease from 2006 was due to large low margin projects, primarily in the second quarter of 2007. Gross profit on services revenue increased $1,333 or 35.3% to $5,111 from $3,778 and gross profit as a percent of services revenue increased to 26.0% from 25.7%. The increase in services gross margin was primarily due to improved utilization of internal technical staff.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $5,479, or 27.0% to $25,757 from $20,278. As a percentage of total revenue, these expenses decreased to 17.0% from 18.4%. Increased 2007 expenses were incurred for additional sales compensation costs on substantially higher revenues, additional sales and administrative personnel costs from headcount increases, increased occupancy costs resulting from expanded locations, and higher professional fees due to the CenterPoint litigation and increased Sarbanes-Oxley consulting fees.

Operating Income. Operating income increased $1,438 to $2,348 from $910, primarily due to higher sales and proportionately lower selling, general and administrative expenses.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $215 to expense of $0 from expense of $215 due to reduced borrowings under the credit facility.

Income from Discontinued Operations, Net of Tax. Income from discontinued operations increased by $249, to $97 from a loss of $152. Income from discontinued operations of $97 in 2007 consisted of income from operations of $50 and a gain on disposal of Valerent of $47. The loss from discontinued operations of $152 in 2006 consisted of a loss from operations of $923, offset by the gain on disposal of Stratasoft in January 2006 of $302 and the gain from adjustment of previously recorded accruals in the Telecom and Computer Products Divisions of $469.

Net Income. Net income increased $1,925 to $2,424 from $499, primarily due to higher sales and proportionately lower selling, general and administrative expenses.

Index

Tax Loss Carryforward. Because of our prior operating losses we have accumulated a net operating loss carryforward for federal income tax purposes that, as of September 30, 2007, was approximately $4.4 million and is available to offset future federal taxable income. This carryforward expires during the period 2023 through 2025. In addition to potential expiration, there are several factors that could limit or eliminate our ability to use these carryforwards. For example, under Section 382 of the Internal Revenue Code of 1986, as amended, use of prior net operating loss carryforwards is limited after an ownership change. If we achieve sustained profitability, which may not happen, the use of net operating loss carryforwards would reduce our tax liability and increase our net income and available cash resources. When all operating loss carryforwards have been used or have expired, we would again be subject to increased tax expense and reduced earnings due to such tax expense. The income tax expense recorded for 2007 and 2006 represents minimum state income tax payments due regardless of income or loss.  Due to the Company’s recurring losses, a valuation allowance was established to fully offset the net deferred tax assets at September 30, 2007 and December 31, 2006.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are collections from our accounts receivable and our credit facility with Castle Pines Capital (the “Credit Facility”), which we believe are sufficient to meet our short-term and long-term liquidity requirements. We use the Credit Facility to finance the majority of our purchases of inventory and to provide working capital when our cash flow from operations is insufficient. In 2007, we experienced positive cash flow from operating activities of continuing operations of $8,898 and positive cash flow from discontinued operations of $43. Our working capital decreased to $6,194 at September 30, 2007 from $7,632 at December 31, 2006, due to cash payments for acquisitions.

Accounts Receivable.  The timing of our collection of accounts receivable and payments of our accounts payable is one of the principal influences on our cash flow from operations. We typically sell our products and services on short-term credit terms. We manage our credit risk by performing credit checks, obtaining letters of credit in certain instances, and conducting our own collection efforts. Our accounts receivable, net of allowance for doubtful accounts, were $42,058 and $42,424 at September 30, 2007 and December 31, 2006, respectively. The decrease in accounts receivable was attributable to improved collection of past due accounts during the third quarter of 2007 compared to the fourth quarter of 2006, which was substantially offset by receivables acquired in the Select acquisition.

Inventory.  We had inventory of $1,573 and $1,157 at September 30, 2007 and December 31, 2006, respectively. We try to minimize the amount of inventory on hand to reduce the risk that the inventory will become obsolete or decline in value. We are able to do this by relying on the ready availability of products from our principal suppliers. As noted above, we rely principally on our Credit Facility to finance our inventory purchases.  The increase in inventory is a result of product acquired in the Select acquisition.

Accounts Payable.  We rely on our Credit Facility to finance a substantial portion of our trade accounts payable under terms ranging from 30 to 60 days. Credit Facility balances within the Free Finance Period defined below are non-interest bearing and classified as accounts payable in our balance sheet. Credit Facility balances outstanding beyond the Free Finance Period are interest bearing and classified as notes payable in our balance sheet. Our accounts payable were $34,312 and $28,798 at September 30, 2007 and December 31, 2006, respectively.  The increase in accounts payable is a result of accounts payable acquired in the Select acquisition.

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

Credit Facility.   On April 30, 2007, we entered into a new Credit Facility with CPC which increased the total credit facility to $50,000 under similar terms and conditions as the previous Credit Facility as further discussed in Note 8 to Condensed Consolidated Financial Statements in Part I, Item 1. On August 1, 2007, we entered into an amendment to the Credit Facility with CPC to provide an additional $10 million credit facility specifically for acquisitions (“Acquisition Facility”). Advances under the Acquisition Facility will be specific to each acquisition and subject to approval by CPC based on pre-established criteria contained in the amendment as discussed further in Part II, Item 5.  Borrowings from the Acquisition Facility of $6,000 were utilized in connection with the Select acquisition.

As of September 30, 2007, borrowing capacity and availability were as follows:

Index

Total Credit Facility	$50,000
Borrowing base limitation	(16,162)
Total borrowing capacity	33,838
Less interest-bearing borrowings	—
Less non-interest bearing advances	(32,270)
Total unused availability	$1,568

In addition to unused borrowing availability, liquidity at September 30, 2007 included our cash balance of $8,514.  The “unused availability” is the amount not borrowed, but eligible to be borrowed. The borrowing base restrictions generally restrict our borrowings under the Credit Facility to 85% of the eligible receivables, 100% of our Floorplanned inventory and 75% of Cisco vendor rebates receivable.

We use the Credit Facility to finance purchases of Cisco products from Cisco and from certain wholesale distributors. Cisco provides 60-day terms, and other wholesale distributors typically provide 30-day terms. Balances under the Credit Facility that are within those respective 60-day and 30-day periods (the “Free Finance Period”) do not accrue interest and are classified as accounts payable in our balance sheet. To the extent that we have credit availability under the Credit Facility, it gives us the ability to extend the payment terms past the Free Finance Period. Amounts extended past the Free Finance Period accrue interest and are classified as notes payable on our balance sheet. These extended payment balances under the Credit Facility accrue interest at the prime rate (7.75% at September 30, 2007) plus 0.5%.

As defined in the Credit Facility there are restrictive covenants measured at each quarter and year-end regarding minimum tangible net worth, maximum debt to tangible net worth ratio, minimum working capital and a minimum current ratio. At September 30, 2007, we were in compliance with the loan covenants and we anticipate that we will be able to comply with the loan covenants during the next twelve months. If we violate any of the loan covenants, we would be required to seek waivers from CPC for those non-compliance events. If CPC refused to provide waivers, the amount due under the Credit Facility could be accelerated and we could be required to seek other sources of financing.

Cash Flows. During the nine months ended September 30, 2007, our cash increased by $6,719. Operating activities provided cash of $8,941, investing activities used $5,102, and financing activities provided $2,880.

Operating Activities. Operating activities provided $8,941 in the nine months ended September 30, 2007, as compared to providing cash of $573 in the comparable 2006 period. Operating activities from continuing operations provided $8,898 in the nine months ended September 30, 2007, as compared to providing cash of $1,089 in the comparable 2006 period. Changes in asset and liability accounts, net of effect of acquisitions, provided $4,782 in the nine months ended September 30, 2007. The most significant sources of working capital related to a decrease in accounts receivable of $6,031 partially offset by a decrease in accounts payable of $1,343.

Investing Activities. Investing activities used $5,102 in the nine months ended September 30, 2007, compared to a use of $2,514 for the comparable period in 2006. Our 2007 investing activities consisted primarily of purchase price and related transaction costs of $3,704 for the Select acquisition, $1,127 in capital expenditures, and additional purchase price and related transaction costs of $280 for the Datatran acquisition. Our 2006 investing activities consisted of the purchase of Datatran, using cash of $1,032, and capital expenditures, which used cash of $1,589, less cash provided by the sale of Stratasoft stock of $1,117, net of transaction costs. Capital expenditures in both years were primarily related to purchases of computer equipment and software, and to a lesser degree, leasehold improvements. During the next twelve months, we do not expect to incur significant capital expenditures requiring cash, except for acquisitions, of which we cannot predict the certainty or magnitude.

Financing Activities. Financing activities provided $2,880 in the nine months ended September 30, 2007, as compared to providing $2,490 in the comparable period in 2006. The funds provided in the nine months ended September 30, 2007 were primarily from borrowings under the acquisition credit facility partially offset by net payments of the short-term credit facility.  Funds provided in the comparable 2006 period were provided from increased borrowings under the short-term credit facility.

Related Party Transactions

We lease office space from Allstar Equities, Inc., a Texas corporation, a company wholly owned by James H. Long, our Chief Executive Officer.  The lease expires on January 31, 2014 and has a rental rate of $20 per month.

Index

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We incur certain market risks related to interest rate variations because we hold floating rate debt. Based upon the average amount of debt outstanding during the nine months ended September 30, 2007, a one percent change in variable interest rates will not have a material impact on our financial condition.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of certain members of our management, including our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that, our disclosure controls and procedures at September 30, 2007 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the first nine months of 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

INX Inc.
Date: November 6, 2007	By:	/s/ BRIAN FONTANA
Brian Fontana, Vice President
and Chief Financial Officer

Index

Index to Exhibits

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From:
10.1	Stock Purchase Agreement by and among INX Inc., Dana Zahka, and All Other Shareholders of Select, Inc. dated August 31, 2007	Exhibit 10.1 to Form 8-K filed September 4, 2007

10.2	Amended and Restated Financial Covenants Amendment to Amended and Restated Credit Agreement by and between INX Inc. and Castle Pines Capital LLC dated August 31, 2007	Exhibit 10.2 to Form 8-K filed September 4, 2007

10.3	Amendment and Joinder to Credit Agreement by and among Select, Inc. and Castle Pines Capital LLC dated August 31, 2007	Exhibit 10.3 to Form 8-K filed September 4, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith.

32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith.