Form 10-K
period 2007-12-31
INX Inc
filed 2008-03-07
CIK 1020017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-31949
INX Inc.
(Exact name of Registrant as specified in its charter)

Delaware	76-0515249
(State of Incorporation)	(I.R.S. Employer Identification No.)
6401 Southwest Freeway Houston, TX (Address of principal executive offices)	77074 (Zip code)

Registrant’s telephone number: (713) 795-2000

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, par value $0.01 Warrants to purchase common stock	Nasdaq Global Market Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the common stock on June 30, 2007 as reported on the Nasdaq Capital Market was approximately $46,226,246.

The number of shares of common stock, $0.01 par value, outstanding as of February 29, 2008 was 7,561,181.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2008 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

INX Inc. and Subsidiaries

FORM 10-K
For the Year Ended December 31, 2007

NOTE:  Amounts are presented in thousands except per share and par value in all parts of this Form 10-K except in the Exhibits, unless otherwise stated.

PART I

Item 1.	Business

Special Notice Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to future events or our future financial performance including, but not limited to, statements contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that any statement that is not a statement of historical fact, including but not limited to, statements which may be identified by words including, but not limited to, “anticipate”, “appear”, “believe”, “could”, “estimate”, “expect”, “hope”, “indicate”, “intend”, “likely”, “may”, “might”, “plan”, “potential”, “seek”, “should”, “will”, “would”, and other variations or negative expressions thereof, are predictions or estimations and are subject to known and unknown risks and uncertainties. Numerous factors, including factors that we have little or no control over, and factors that we may not be able to anticipate, may affect our actual results and may cause actual results to differ materially from those expressed in the forward-looking statements contained herein. In evaluating such statements, readers should consider the various matters identified in “Item 1A. Risk Factors”, which are some of the factors that could cause actual events, performance or results to differ materially from those indicated by such statements.

General

We are a provider of Internet Protocol (“IP”) network-based solutions for enterprise-class organizations such as corporations, schools and federal, state and local governmental agencies. Our solutions consist of network infrastructure, IP voice and video communications systems, wireless network connectivity, network storage systems, data center, and network and data security. Our network infrastructure and IP voice and video communications solutions are based primarily on Cisco Systems, Inc. (“Cisco”) technology. We provide our customers with both planning, design and implementation professional services as well as managed support services. We believe that our focus and expertise enables us to better compete in the markets that we serve. Because we have significant experience planning, designing, implementing and supporting these IP network-based systems for enterprises, we believe we are well positioned to deliver superior solutions to our customers and well positioned to provide our customers with the best possible support of the solutions we provide.

Internet Protocol (“IP”) is the network data communications protocol deployed in the substantial majority of enterprise organization networks worldwide. Implementing voice over the IP network (“VoIP) is gaining widespread acceptance within enterprise organizations. In addition to voice communications, video communications are increasingly being deployed on the IP network. The convergence of data, voice, and video into a single seamless IP communications infrastructure is increasingly responsible for driving business benefits through improved productivity and cost savings. The foundation of a converged communications platform is a robust, secure, high-performance, high-availability IP network infrastructure. The call processing (telephone call set-up and tear-down) for a VoIP system is a software product commonly referred to as a “soft switch”. Prior to Cisco entering the market for telephone systems in approximately 1999, Avaya and Nortel were the market share leaders in the enterprise market for business telephone systems. Today, Cisco is the worldwide market share leader for telephony systems for enterprise-class organizations according to third party research. Microsoft announced in early 2007 that they were developing a soft switch technology, and it is widely anticipated that Microsoft will also become a major industry participant.

Increasingly, network attached storage (“NAS”) and storage area networks (“SAN”) are being “IP connected” and communicated with through IP network technology rather than through fibre channel network technology. This is due in part to the cost advantages of using existing, standard IP network rather than a dedicated fibre channel network and in part to the increasing popularity of “virtualization” of servers and data centers. VMware and other similar products allow servers to be “virtualized” to improve utilization of the investment an organization has made in server processing power resources by allowing an application to utilize the processing power of multiple servers on a network to perform large processing tasks. Virtualization is contributing to increasing popularity of IP network-connected network storage systems and servers through the use of iSCSI, a protocol that allows servers to connect to network storage systems using standard IP network infrastructure rather than specialized fibre channel cabling. This allows the various virtualized servers and data storage devices used in a virtualized environment to communicate together no matter where they are physically located using standard IP network connectivity. Virtualization of the data center is also contributing to increased network data traffic due to the requirement to send data across the network to the various servers that are processing data in a virtualized server environment.

The trend towards the use of voice and video on the network and the use of IP-connected data storage devices and servers is driving the need for increased network bandwidth as well as a requirement that organizations’ network architecture be optimized for the manner in which the network is being used by the organization. Voice and video are sensitive to network delay, jitter and packet dropping. Server-to-server and server-to-storage-device communications have other desired network communications attributes. Quality of service (“QoS”) is a term used to describe the achievement of a previously determined and programmed priority on the network to various network applications, users or data flows, or to guarantee a certain level of performance to a data flow, and to optimize network performance for various network applications in the increasingly complex manner in which the IP network is being used by enterprise organizations.

Data and network security is becoming increasingly complex. Increasing use of wireless connectivity to organization’s networks, increasing numbers and types of devices connecting to the network, and the use of server and data center virtualization technology are all contributors to an increasingly complex network security environment.

IP network technology itself is changing; the manner in which the IP network is being used by enterprise organizations is changing and becoming more complex; and enterprise organizations are becoming more and more reliant upon the IP network. We believe this is creating an increasing desire by enterprise organizations to work with a focused technology solutions provider that possess expert skills in the increasingly complex areas of network infrastructure, unified communications, network data storage and network security. We also believe that enterprise organizations are increasingly appreciative of a technology solutions provider that is willing to take a proactive consultative approach, learning the customer’s environment and goals, and their strategic and tactical needs, rather than simply attempting to sell products and engineering resources.

The solutions we offer include planning, design, implementation and support of LAN/WAN routing and switching infrastructure, unified communications, network storage and data center management, wireless network connectivity and security. We offer a full suite of advanced technology solutions that support the entire life-cycle of IP network-based systems. Our solutions are designed with the complete life-cycle of our customer’s investment in IP network-based systems in mind. Within a finite set of practice areas, we have standardized our planning, design, implementation, and support offerings to drive a reliable and scaleable set of solutions that can be tailored to meet the business objectives of our clients. We believe we are well positioned to take advantage of the trend towards the IP network becoming the primary technology platform for virtually all enterprise communications because of our substantial focus, technical expertise and experience.

We currently have fourteen physical offices, which are located in Texas, California, Idaho, Massachusetts, New Mexico, Oklahoma, Oregon, Washington and Washington DC. We primarily market to “mid-tier” enterprise-class organizations with approximately 200 to 20,000 users of technology that are headquartered in or making purchasing decisions from markets that we serve with branch offices. We plan to continue to expand to additional markets throughout the U.S. by establishing additional branch offices in other markets, either by opening additional new offices or through acquisition.

We derive revenue from sales of both products and services. Our product sales consist primarily of sales of Cisco brand products, but we also sell network storage products manufactured by Network Appliance, certain unified communications products from Microsoft, and various products that are “best-of-breed” in certain areas of the solutions that we provide, including products from Avotus, Cistera Networks, Converged Access, IPCelerate, Riverbed, Tandberg, VMWare and others.

Our services revenues are derived from two principal types of services: professional services, which include planning, design and implementation engineering services, and post-sale support services, which consist of remote monitoring and managed services for enterprise network infrastructure. In 2007, 2006 and 2005, products made up 86.7%, 86.7% and 88.1% of total revenue and services made up 13.3%, 13.3% and 11.9% of total revenue.

Industry

IP Telephony, Voice over IP, Convergence and Unified Communications

“IP telephony” is a general term for an existing and rapidly expanding technology that uses an IP network to perform voice communications that have traditionally been conducted by conventional private branch exchange (“PBX”) telephone systems used by enterprises and by the public switched telephone network (the “PSTN”). IP telephony uses IP network infrastructure, such as a local area network (“LAN”) or a wide area network (“WAN”), and a software product that handles the call processing (telephone call set-up and tear-down), commonly referred to as “soft switch” to replace the telephony functions performed by an organization’s PBX telephone system. The terms “Voice over IP” and “VoIP” are used to describe the process of utilizing the IP network to perform voice communications. “Convergence” is a term generally used to describe the manner in which voice and video communications technology is converging with data communications onto the IP network. The term “unified communications” is a term used to describe a unified environment for e-mail, voicemail, instant messaging, voice and video communications functionality on a single, unified platform or system. “IP communications” is a term generally used to describe data, voice and video communications using an IP network. In addition to offering potential long-term cost savings, implementation of unified communications allows enterprises to reap other benefits of participating in the growing trend of convergence.

Historically, different types of communications were conducted by different means:

•	data communication between computers and servers was performed using LAN/WAN IP network infrastructure, including the Internet;

•	telephone/voice communication was conducted using traditional circuit-switched PBX systems and the PSTN; and

•	video communications have often been accomplished using stand-alone video conferencing systems using either multiple circuit-switched telephone lines over the PSTN or using data network communications.

In contrast, the converged communications model enables data, voice and video to be carried by a single IP network infrastructure. Unified communications using the IP network infrastructures is already being used by many enterprises, and the trend is building rapidly.

Implementation of unified communications on the IP network can offer both significant long-term cost savings and increased productivity to enterprises. Some of the potential long-term savings that an enterprise might experience include:

•	elimination of redundant traditional telephone line circuits and cabling systems as internal voice communications move to the enterprise’s IP-based network cabling system;

•	reduced cost resulting from consolidation of PSTN circuits to a central location so that all external communications to and from the enterprise occur through fewer or only one point of interface to the PSTN, commonly referred to as “circuit consolidation”;

•	more efficient support of telephone and data functions by a single support organization rather than multiple service providers and in-house support departments;

•	simplified administration and lower costs for moves, adds and changes of the telephone system because an IP telephony handset can be moved or changed within an enterprise without rewiring the PBX or re-programming the telephone number as is required in a conventional PBX system; and

•	elimination or reduction of long distance toll charges as enterprises operating a converged solution move their internal voice communications to the fixed-cost data network that often already exists between the enterprise’s remote facilities.

Once an organization’s voice communications is placed on the IP network its data network becomes its voice communications network. The “IP telephony” systems, including management systems, voice gateways, and messaging systems, are not only easier to set up than traditional PBX telephone system features, they save time and boost productivity. Implementation of IP telephony is commonly an enterprise organization’s first move toward a converged solution.

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

Video communications that are seamlessly integrated into voice communications recently became available and are becoming more feasible, but are not yet popular, in part because video communications require more expensive endpoints (telephone handsets) and uses substantial network bandwidth. Over time, as network bandwidth improves, video compression technology is further improved, and as high quality touch screen video endpoints become less expensive, we believe that integrated voice and video communications will become more popular.

IP telephony as implemented by most enterprises often requires upgraded or new IP network infrastructure. Older networks designed solely for data communications are inadequate to accommodate IP telephony functions featuring the quality of telephony service demanded by most enterprise customers. To meet the demands of voice communications delivered across an IP network, the network infrastructure must be able to distinguish between data communication packets and voice communication packets. It must be set up to be capable of prioritizing and allocating the use of system resources between voice and data to achieve the QoS required for voice and video communications. As video becomes an increasingly popular component of business communications, network load will increase substantially due to the substantial network bandwidth required for video communications, and this trend will contribute to an increasing need for network routing and switching upgrades in the future.

Historically, Avaya and Nortel were the market share leaders in telephone systems for enterprise organizations; however, after entering the market in 1999 and evangelizing the advantages of VoIP, Cisco is now the market share leader. Most business telephone systems manufacturers are migrating their offerings to VoIP technology, and a number of new manufacturers have entered the market over the past several years. Early in 2007, Microsoft announced that they were in the process of developing a soft switch platform that would integrate the popular Microsoft Exchange contact and email management functionality with VoIP telephone technology. It is widely anticipated that Microsoft, once they have a viable product, will also become a major market share participant for IP telephony soft switch technology.

No matter which manufacturer wins or looses market share in the soft switch and desktop telephone handset markets (which may be different vendors in the future), the network must still be upgraded to accommodate the demands of voice over the IP network. Because Cisco has a substantial market share lead over all other network equipment manufacturers combined within the enterprise-class organization space, and because upgrading of the network infrastructure is essential to deploying unified communications, we believe that possessing a high degree of Cisco focus and expertise is important as a provider of unified communications solutions.

Network Storage and the Virtualization of the Data Center

Business continuance embodies the necessity and ability to efficiently consolidate data and manage, replicate, and mirror information in order to eliminate points of failure that occur during downtime or loss of information, and to provide seamless failover capability. To meet this challenge, technology is evolving from storage that is directly attached to and incorporated within a server and other forms of isolated storage networks to converged and intelligent network storage solutions delivering substantial performance and cost benefits. The need for improved productivity as well as regulatory requirements have accelerated the need for enterprise organizations to protect data, rapidly recover applications, and maintain uninterruptible access to information. Storage requirements continue to grow at a dramatic pace as business process continues to depend on its applications. Networked storage improves availability and scalability, facilitates a tiered-storage approach, and reduces storage management complexity and cost.

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

The use of products such as VMWare are allowing the data center to be virtualized, so that an enterprise organization’s investment in server processing power can be more fully utilized. While there are many benefits of server virtualization, there is also a cost in terms of increased load on the network, as data must be transported across the network to the various servers involved in processing data for any given application in a virtualized environment, and virtualization introduces additional security complexities.

The use of remote data duplication and replication for the purpose of data backup and automated and transparent failover capability is made possible by a network that is capable of transporting the huge volumes of data necessary to accomplish replication, and is another source of rapidly increasing network load and demand for network storage capacity.

Wireless Network Access and Mobility

Wireless connectivity to the IP network, as it continues to proliferate within offices, Wi-Fi hotspots in airports, coffee shops, and even on public transportation, is now becoming common. Although wireless network connectivity is on the way to becoming almost as readily available as electrical power and phone service, deployment of these pervasive wireless networks through the enterprise presents myriad challenges.

The ease of access to a wireless network, while beneficial for public hotspots, becomes a challenge in securing against unauthorized usage while still providing appropriate levels of access for legitimate use. Likewise, the low-cost and low-complexity of consumer wireless products increases the likelihood that user’s will create unsecured wireless networks by simply connecting a wireless access point to an open port on an enterprise organization’s network.

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

Security

Network security is progressively moving from a tertiary issue to a central component of information and communications technology architecture. Traditionally, much of the focus has been on securing the network edge through firewalls on Internet and Extranet connections. But business and technology drivers are dictating that security, like other services, be applied pervasively throughout the entire network infrastructure. Among the issues facing enterprise organizations today are the following:

•	The trend towards virtualization of the data center is creating new security complexities. While virtualization actually improves security in some respects, it also introduces new security risks and the complexity of security solutions.

•	The ease with which attacks can be initiated through freely available tools. These attacks are as likely to come from inside the network as they are from the Internet.

•	The increased number of users utilizing laptops and other mobile devices that may become infected while outside the controls of the network further complicates security issues once mobile users reconnect within the network, behind the firewall.

•	In order to support mobile users, organizations are deploying more and more wireless solutions that create another network access point easily compromised by malicious users if not secured properly.

•	While more difficult to exploit than wireless networks, unused network ports that are not properly secured are another potential network access point available to zealous hackers that are able to physically connect to such ports.

•	Many organizations want to grant limited access to guests, consultants, and others while protecting their critical infrastructure from these “less trusted” users.

•	There is an increasing trend towards criminal activity via network attacks; it is no longer an issue of only “industrial espionage” or vandalism.

•	As security needs increase, the complexity of security solutions increases, requiring well designed solutions.

•	Many organizations have policies driven by regulatory and compliance requirements (such as HIPPA and Sarbanes-Oxley) that dictate enhanced security stances.

Well designed enterprise-class security solutions address the organizations’ needs by weaving security throughout the information and communications technology infrastructure going much farther than simply securing the network edge.

Ramifications of Industry Trends

We believe the IP network is evolving into what we refer to as a “business ready network” environment. Traditionally, an enterprise organization’s network infrastructure was focused on achieving best-efforts connectivity between computers as its initial goal of “networking”. As reliable, quality connectivity has been achieved, business requirements have surpassed the desire for mere connectivity. Enterprise organizations today demand more from their IP network than ever before, while at the same time their organization’s success or failure is more dependent upon their IP network than ever before.

Deterministic payloads such as voice and video are being combined with data over IP network infrastructure to consolidate network costs and overlaps. As the network becomes more of an integrated and robust “system” and less merely a number of components joined together, infrastructure design is evolving from one that is based on “point” solutions to one that operates at a “system” level. Previous specialized components, such as routers and switches, are no longer adequate to perform at a route-level resiliency but must evolve to operate at a service-level resiliency. Device-level management, therefore, must be system-wide.

The evolution towards what we refer to as the business ready network involves providing business essential functionality through a network of converged infrastructure “synergistic devices.” As the network becomes the focal point of mission-critical communications and applications it must be fully available, with minimal downtime. The business ready network must also be converged. It is no longer feasible or practical to operate and maintain separate infrastructures for data, voice and video communications. A converged network not only brings these services onto a common IP-based network, but also opens the door for the next phases of the evolution by providing network characteristics such as QoS and deterministic routing to applications that require them.

Historically, the networking industry has treated network operations as “a sum of individual parts” that have not operated holistically. The approach was to create point product solutions through the creation of individual products designed to solve single problems, one at a time. These products demanded individual administration, management, maintenance, sparing, and optimization that created a challenging and expensive-to-maintain infrastructure.

We believe IP network infrastructure is moving toward a technology environment in which there is a dependency between the component parts of the network that maintain relationships through time and change; a more fully cooperating system that is flexible, stable, predictable and more easily managed. This requires that the IP network infrastructure evolve from route-specific performance to endpoint-to-endpoint performance, from route-level resiliency to service-level resiliency and from box-level management to system-wide management.

As the network evolves to perform higher-level functions, the complexity of the IP network infrastructure and its architecture, by necessity, is increasing. As the network becomes more complex, the role of network architecture design, business process-mapping, policy decision making, implementation and ongoing service and support of the network play increasingly important roles.

While the network is becoming more complex, enterprise organizations are becoming more and more dependent upon the network to deliver critical services such as their telephone communications and computer connectivity. We believe the only way to achieve 99.999% availability of all services dependent upon on the increasingly complex network and ensure desired levels of security is to have all network devices remotely monitored and managed such that issues can be identified and resolved before the issues become problems, and problems in turn become network failures. While enterprise organizations have not historically remotely monitored and managed their networks, we believe this is changing as organizations realize how much more their organization is dependent upon the IP network than was the case even just a few years ago.

Our Business

We serve enterprise-class organizations to intelligently deploy and support advanced IP network-based systems in a way that maximizes their investments. We are a top provider of Cisco’s advanced technology solutions, both in terms of the volume of these technologies deployed and in terms of positive customer experiences as evidenced by Cisco’s customer satisfaction surveys. We design, implement and support, for our enterprise-class organization customers, IP network routing and switching, unified communications, network security, network storage, wireless connectivity and other advanced network technologies.

As one of the earliest entrants to VoIP integration and support, we have successfully deployed and supported unified communications solutions for a large and diverse customer base. We offer a complete range of products and services for Cisco-centric IP network and IP telephony solutions. As the market for IP telephony solutions for enterprises matured from testing to full scale deployment over the last several years, we evolved our business model to offer a comprehensive post-implementation support offering in the form of a managed services offering through which we remotely monitor and manage our customer’s networks and network-dependent systems.

As the market has matured, the network has evolved to become the platform for virtually all enterprise communications. As this occurred we came to believe that offering a comprehensive range of products and services to our customers was critical in differentiating us from our competitors. Increasingly, our customers were asking us to not only design, upgrade and support their network and to implement voice on the network, but to also provide wireless connectivity solutions, network storage solutions, server virtualization, and to design and implement a network security solution that would provide comprehensive and effective security across their increasingly complex network. And customers increasingly demanded that the network be supported in a manner that would virtually guarantee high availability of the network and network dependent systems.

Today, we deliver a suite of advanced technology solution sets that address enterprise customer’s needs in a comprehensive manner, using a consultative approach. We derive revenue through the resale of technology products manufactured by a limited number of best-in-class vendors and through providing professional services and managed services.

Products

We generate revenue from the sale of products. The products we sell consist principally of Cisco brand products, but we also sell network storage products manufactured by Network Appliance, certain unified communications products from Microsoft, and various products that are best-of-class in certain areas of the solutions that we provide, including products from Avotus, Cistera Networks, Converged Access, IPCelerate, Riverbed, Tandberg, VMWare and others.

Gross margin on product sales was 17.6%, 18.6% and 15.7% for 2007, 2006 and 2005, respectively. Product sales revenue grew 33.3%, 43.1% and 45.0%, and made up 86.7%, 86.7% and 88.1% of total revenue in 2007, 2006 and 2005, respectively.

Services

We generate services revenue by providing services to our customers. We provide two basic categories of service, implementation services and post-sale support services. Gross margin on services revenue was 28.6%, 25.9% and

29.2% for 2007, 2006 and 2005, respectively. Services revenue grew 33.6%, 62.3% and 103.0%, and made up 13.3%, 13.3% and 11.9% of total revenue in 2007, 2006 and 2005, respectively.

Professional Services

We perform professional services related to the planning, design, implementation and support of the solutions that we provide. These services include planning, design, implementation and support of VoIP, LAN/WAN routing and switching, data management, wireless access/mobility, and network security. To provide these services, we employ highly trained and experienced engineering staff. We have developed not only substantial expertise in the various areas technology that we provide, but also methodologies for designing and implementing the solutions that we provide.

Gross margin on our implementation services revenue was 28.2%, 25.5% and 29.1% for 2007, 2006 and 2005, respectively. Implementation services revenue grew 30.4%, 54.1% and 96.6%, and made up 86.0%, 88.2% and 92.9% of total services revenue in 2007, 2006 and 2005, respectively.

Managed Services

We provide managed services, including remote monitoring and management of enterprise organizations’ network infrastructure, data center, wireless network and security technology.

In our view, there are essentially two primary support models offered by most competitors for IP telephony: the model used to support traditional PBX systems and the model used to support data networks. We believe that neither model best suits the needs of customers operating a converged communications infrastructure. We have created a specialized support model for supporting Cisco-centric IP-based converged communications systems, which we have branded under the NetSurant® name. Our managed services include remote monitoring, diagnostics and management of the customer’s IP telephony and network infrastructure equipment and related applications. These managed services are performed using specialized toolsets and a network support center with technical staff that are specifically trained and experienced in the area of Cisco IP telephony and complex, state-of-the-art IP network infrastructure. Customers are notified of system issues either real time or through reporting, and we solve detected problems either remotely or onsite.

Several years ago, during the early stages of the move towards the adoption of IP telephony as the standard for voice communications, customers were only testing IP telephony technology, rather than utilizing IP telephony enterprise-wide for their primary voice communication system. During this period post-implementation support services were not a high priority for those customers. As customers transition to the full implementation of IP telephony, and as they become increasingly concerned about their growing dependency upon the IP network, we believe that post-implementation support that ensures high availability of their converged IP communications infrastructure and critical IP network-dependent systems is becoming essential for them. Additionally, we believe that the quality of support services is likely to become among the more significant factors for enterprise-class customers when they are choosing a solutions provider. Through our managed services offering we believe we are well positioned to provide support services that enterprise-class organizations desire and require.

Gross margin on our managed support services revenue was 30.5%, 29.1% and 29.9% for 2007, 2006 and 2005, respectively. Managed support services revenue grew 58.0%, 169.8% and 255.3%, to make up 14.0%, 11.8% and 7.1% of total services revenue in 2007, 2006, and 2005, respectively.

Competition

Our competition for the solutions we provide is highly fragmented, and we compete with numerous large and small competitors. In our efforts to market Cisco-centric IP telephony solutions we compete with manufacturers of IP telephony equipment such as Avaya, Inc. and Nortel Networks Corporation as well as with such manufacturers’ integrators and solution providers. For network infrastructure solutions, data management solutions, mobility solutions and security solutions, as well as IP telephony solutions, we compete with large, well established systems integrators and solution providers, including most of the major national and international systems integrators, such as AT&T, EDS, IBM and others, as well as many smaller regional systems integrators.

We believe that the principal competitive factor when marketing our solutions is price. Other important factors include technical competence, the quality of our support services, the perception of the customer regarding our financial and operational ability to manage a project and to provide high quality service, and the quality of our relationship with the manufacturer of the major products being supplied as a part of the solution.

We believe that customers appreciate technical focus and expertise, as well as size and broad geographic presence when choosing a key advanced technology solutions provider. Having grown from a regional Texas-focused organization several years ago, to a national-scope organization today, and having acquired several smaller regional organizations, we have witnessed first-hand the benefits of having a national presence. National presence has been a factor in our ability to win relationships with a number of larger, national-scope customers, who desired a national-scope solutions provider. We believe that smaller regional competitors are at a disadvantage, not only because of their lack of a national presence, but also because of typically smaller financial capacity and depth and breadth of technical resources. At the same time, we believe we have an advantage over many large national-scope solutions providers because of our focus and expertise as compared to what is often times a generalist, unfocused technology solutions provider, who while large, lacks the ability to deliver to the customer a team of subject matter experts and methodologies for a project as important as the design and upgrade of their advanced technology network and network-based technology systems.

The market for the solutions that we provide is evolving rapidly, is highly competitive and is subject to rapid technological change. Many of our competitors are larger than we are and have greater financial, sales, marketing, technical and other resources. We expect to face increasing competitive pressures from both current and future competitors in the markets we serve.

The Geographic Markets We Currently Serve

A majority of our customers are located in, or make significant decisions concerning their IP communications infrastructure in the markets in which we maintain branch offices. We believe it is important to have local management, sales and engineering staff in a metropolitan market in order to be a leading competitor in the market. Our corporate administrative offices are located in Houston, Texas and our corporate operations offices are located in Dallas, Texas. As of February 29, 2008 we maintained branch offices in the following fourteen markets:

•	Los Angeles, California

•	Boise, Idaho

•	Boston, Massachusetts

•	Albuquerque, New Mexico

•	Oklahoma City, Oklahoma

•	Eugene, Oregon

•	Portland Oregon

•	Austin, Texas
•	Dallas, Texas

•	El Paso, Texas

•	Houston, Texas

•	San Antonio, Texas

•	Seattle, Washington

•	Washington, DC

Our Washington, DC branch office markets primarily to the federal government. Three of our fourteen branch offices have been opened or acquired during the past twenty-four months.

Our Plans for Geographic Expansion

By early 2005 we had grown to what we believe was the leading regional focused Cisco-centric IP telephony solutions provider for Texas, with offices in Austin, Dallas, Houston and San Antonio, Texas. Over approximately the past thirty-three months we made four acquisitions that added seven additional branch offices and opened two new branch offices as new startup operations in new markets. We intend to continue opening new offices and making additional acquisitions to further expand our geographic coverage throughout the United States.

When we open a new branch office we expect that the new branch office will produce operating losses for a period of six months to eighteen months until revenue has ramped up to a level sufficient that gross profit exceeds normalized levels of operating expenses, and because during such start-up period sales and marketing expenses are higher than normal levels, relative to revenue, as we market our company in the new market. We believe it is sometimes advantageous to enter a new market by acquiring the assets and operations of an existing Cisco partner in the market. This is because acquiring an existing organization in a new market allows us to enter the market with an existing set of sales and engineering staff, existing customers, a relationship with the local Cisco branch office, and allows us to enter the market without the need to compete with the acquired organization. Our ability to acquire organizations in a new market is dependent upon an acceptable acquisition candidate organization existing in such new market and our ability to structure a transaction that is acceptable to both the seller and us.

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

Customers

Our customers include private enterprises in numerous industries including healthcare, legal, banking, energy and utilities, hospitality, transportation, manufacturing and entertainment, as well as federal, state and local governmental agencies and private and public educational organizations. We typically refer to this type of organization as an “enterprise organization” or an “enterprise”. Today our customers are typically medium- to larger-sized corporate organizations, schools and governmental agencies with approximately 200 to 20,000 users of telephone and/or networked computer technology, although as we continue to expand to new markets throughout the United States we plan to target selling to even larger customers. A majority of our customers are located in, or make significant decisions concerning their network infrastructure and voice communications systems in, the markets in which we maintain branch offices. In addition to our direct sales model to enterprise customers, we also provide technical consulting and project management services as a sub-contractor for other large, national or international systems integrators. Although the majority of our customers are based in the United States, we have performed work at their locations internationally, and we have performed consulting and project management services as a subcontractor internationally.

During 2004 and early 2005, we performed an increased amount of business with educational and governmental customers, including schools that receive funding for network infrastructure under a federal program commonly referred to as the “E-Rate” program. These customers typically pay more slowly than our commercial customers, and to the extent a greater portion of our revenue is derived from these customers, our business cycle and collections cycle is extended and our working capital requirements are increased as a percent of our revenue. In 2006 we decreased our focus on these types of transactions and this category of customers represented a substantially reduced portion of our total business in 2006 and 2007.

No single customer represented 10% or more of our revenue for the years ended December 31, 2007 and 2006. We had one customer that represented 10% or more of our revenue for the year ended December 31, 2005. This customer, Micro System Enterprise, Inc./Acclaim Professional Services (“MSE”), an agent related to the Dallas Independent School District E-Rate funded program, represented approximately 12.8% of our consolidated revenue for the year ended December 31, 2005.

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

Employees

At February 29, 2008 we employed approximately 342 people. Of these, approximately 108 were employed in sales, marketing and customer service, 146 were employed in engineering and technical positions and 88 were employed in administration, finance and management information systems. We believe our ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been, and will continue to be, critical to our ability to execute our business plans. None of our employees are represented by a labor union nor are any subject to a collective bargaining agreement. We believe our relations with our employees are good.

Seasonality

Prior to 2006, our second and third quarters were stronger quarters than our first and fourth quarters, but we believe this seasonality was primarily the result of increased activity with educational customers during those periods, and our business with education type customers was deemphasized starting in 2006. Thus, we expect less of an impact from educational customers and therefore, past seasonal strength in the second and third quarters due to the education customer factor may not continue in the future.

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

When we sold our computer products and traditional PBX telephone systems business in 2000 we retained a small information technology (“IT”) services business. After mid-2000 we operated this IT services business through Valerent, Inc., a wholly-owned subsidiary. We also retained Stratasoft, Inc., the computer-telephony software company we had established in 1995. Thus, from mid-2000 until the end of 2005 we operated as a “holding company” with three subsidiaries, Valerent, Inc., Stratasoft, Inc. and InterNetwork Experts, Inc.

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

General Information

Our corporate administrative headquarters are located at 6401 Southwest Freeway, Houston, Texas 77074, and our telephone number is (713) 795-2000. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available without charge from us on our website at http://www.INXI.com, as reasonably practicable following the time they are filed with or furnished to the SEC. Reports filed with the SEC may also be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors

We have a history of losses and may continue to incur losses.

While we have generated positive operating profits for the past two years, we incurred a net loss from continuing operations in 2000, 2001, 2002 and 2004. During 2005 our income from continuing operations was $812 excluding the noncash charge for remeasurement of stock options discussed in Note 11 to consolidated financial statements in Part II, Item 8. We cannot assure you that profitability will be achieved or continue in upcoming quarters or years. In order to continue profitability, we will have to maintain or increase our operating margin, which we cannot provide assurance of. If we were unable to increase revenue, if our gross margin decreases, or if we are unable to control our operating expenses, our business could produce losses. We have only recently become consistently profitable on a quarterly basis during less than the past two years, and are in a rapidly changing industry. In addition, our business depends upon winning new contracts with new customers, the size of which may vary from contract to contract. When we open new branch offices to expand our geographic presence, we expect the newly opened branch offices to produce operating losses for a period of six to eighteen months or more. Whether we are able to remain profitable in the future will depend on many factors, but primarily upon the commercial acceptance of the technologies and product lines that we promote the use of, including, importantly, the network routing and switching products and IP telephony products developed and marketed by Cisco.

Our success is dependent upon maintaining our relationship with Cisco.

Substantially all of our revenue for the years ended December 31, 2007, 2006, and 2005 was derived from or dependent upon the sale of Cisco products and related services. We anticipate that these products and related services will account for the majority of our revenue for the foreseeable future. We have a contract with Cisco to purchase the products that we resell, and we purchase substantially all of our Cisco products directly from Cisco. Cisco can terminate this agreement on relatively short notice. Cisco has designated us an authorized reseller and we receive certain benefits from this designation, including special pricing and payment terms. We have in the past, and may in the future, purchase Cisco-centric products from other sources. When we purchase Cisco-centric products from sources other than Cisco, the prices are typically higher and the payment terms are not as favorable. Accordingly, if we are unable to purchase directly from Cisco and maintain our status as an authorized reseller of Cisco network products, our business could be significantly harmed. If we are unable to purchase Cisco products from other sources on terms that are comparable to the terms we currently receive, our business would be harmed and our operating results and financial condition would be materially and adversely affected.

Our success depends upon broad market acceptance of IP telephony.

A substantial portion of our revenue is derived directly from or dependent upon our customer implementing IP telephony. The market for IP telephony products and services is relatively new and is characterized by rapid technological change, evolving industry standards and strong customer demand for new products, applications and services. As is typical of a new and rapidly evolving industry, the demand for, and market acceptance of, recently introduced IP telephony products and services are highly uncertain. We cannot assure you that the use of IP telephony will become widespread. The commercial acceptance of IP telephony products, including Cisco-centric products, may be affected by a number of factors including:

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

Our business depends on the level of capital spending by enterprises for the advanced technology products and services we offer.

As a supplier of advanced technology solutions for enterprises, our business depends on the level of capital spending for such solutions by enterprises in our markets. We believe that an enterprise’s investment in advanced technology systems such as network infrastructure, IP telephony, wireless networking, network data storage and network security, and related services depends largely on general economic conditions that can vary significantly as a result of changing conditions in the economy as a whole. The market for the solutions we provide may continue to grow at a modest rate or not at all, or may decrease. If our customers decrease their level of spending our revenue and operating results would likely be adversely affected. In the latter part of 2007, and continuing into early 2008, we witnessed decreased spending by customers due to what we believe was uncertainty surrounding the status of the U.S. economy. To the extent that customers continue to delay moving forward with projects because of actual or perceived economic uncertainty, our revenue and profitability will be negatively impacted.

Our profitability depends on Cisco product pricing and incentive programs.

Our annual and quarterly gross profits and gross margins on product sales are materially affected by Cisco product pricing and incentive programs. These incentive programs currently enable us to qualify for cash rebates or product pricing discounts and are generally earned based on sales volumes of particular Cisco products and customer satisfaction levels. We recognized vendor incentives as a reduction of a cost of sales amounting to $7,200, $6,303 and $2,876 in 2007, 2006 and 2005, respectively, representing 3.5%, 4.0%, and 2.7% of total revenues. From time to time Cisco changes the criteria upon which qualification for these incentives are based and there is no assurance that we will continue to meet the program qualifications. Cisco is under no obligation to continue these incentive programs.

A substantial portion of our customers are based in Texas.

Until mid-2005 we were primarily a Texas-based organization and the majority of our customers were in Texas. While we are much less dependent upon Texas customers now than we were two years ago, a substantial portion of our customers are still based in Texas. Therefore, our revenue and therefore our profitability would be materially affected by a downturn in economic conditions in Texas, in addition to any general economic downturn in the United States. If demand for the products and services we provide to customers in Texas decreases, our business, financial condition and results of operations could be significantly harmed.

Our strategy contemplates rapid geographic expansion, which we may be unable to achieve, and which is subject to numerous uncertainties.

A component of our strategy is to become one of the leading national providers of the advanced technology solutions we provide. To achieve this objective, we must either acquire existing businesses or hire qualified personnel in various locations throughout the country, fund a rapid increase in operations and implement corporate governance and management systems that will enable us to function efficiently on a national basis. Identifying and acquiring existing businesses is a time-consuming process and is subject to numerous risks. Qualified personnel are in demand, and we expect the demand to increase as the market for the advanced technology solutions that we provide grows. We will also likely face competition from our existing competitors and from local and regional competitors in the markets we attempt to enter. A rapid expansion in the size and geographical scope of our business is likely to introduce management challenges that may be difficult to overcome. We cannot assure you that we will be successful in expanding our operations or achieving our goal of becoming a national provider. An unsuccessful expansion effort would consume capital and human resources without achieving the desired benefit and would have an adverse affect on our business, financial condition and results of operations.

We may require additional financing to achieve expansion of our business operations, and failure to obtain financing may prevent us from carrying out our business plan.

We may need additional capital to grow our business. Our business plan calls for the expansion of sales of our advanced technology solutions to enterprises in geographical markets where we currently do not operate, including expansion through acquisitions. If we do not have adequate capital or are not able to raise the capital to fund our business objectives, we may have to delay the implementation of our business plan. We can provide no assurance that we will be able to obtain financing if required, or if financing is available, there is no assurance that the terms would be favorable to existing stockholders. Our ability to obtain additional financing is subject to a number of factors, including general market conditions, investor acceptance of our business plan, our operating performance and financial condition, and investor sentiment. These factors may affect the timing, amount, terms or conditions of additional financing available to us.

We require access to significant working capital and vendor credit to fund our day-to-day operations. Our failure to comply with the financial and other covenants under our working capital facility could lead to a termination of the agreement and an acceleration of our outstanding debt.

We require access to significant working capital and vendor credit to fund our day-to-day operations. Our credit facility with Castle Pines Capital (“CPC”) contain a number of financial and other covenants. A breach of these financial or other covenants, unless waived, would be a default under the credit facility. Upon an event of default, CPC may terminate the facility and/or declare all amounts outstanding under such facility immediately due and payable. The acceleration of our debt could have a material adverse effect on our financial condition and liquidity. Additionally, the amount of working capital available to us under the credit facility is dependent upon the amount and quality of our accounts receivable. A significant default or payment delays of our accounts receivable could materially adversely affect our borrowing base and our access to sufficient working capital, which would have an adverse affect on our business, financial condition and results of operations.

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

Our quarter-to-quarter revenue, gross profit and operating profitability have fluctuated significantly. During quarterly periods in which we realize lower levels of revenue our profitability is generally negatively impacted. Our quarterly operating results have historically depended on, and may fluctuate in the future as a result of, many factors including:

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

The markets for our all of products and services are extremely competitive and subject to rapid change. Substantial growth in demand for the advanced technology products we provide has been predicted by industry analysts, and we therefore expect competition to increase as existing competitors enhance and expand their products and services and as new participants enter the market. A rapid increase in competition could negatively affect the amount of business that we obtain and the prices that we are able to charge.

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

Some of our competitors may also be able to increase their market share by providing customers with additional benefits or by reducing their prices. We cannot be sure that we will be able to match price reductions by our competitors. In addition, our competitors may form strategic relationships with each other to better compete with us. These relationships may take the form of strategic investments, joint-marketing agreements, licenses or other contractual arrangements that could increase our competitors’ ability to serve customers. A material and/or rapid increase in competition would likely have an adverse affect on our business, financial condition and results of operations

Business acquisitions, dispositions or joint ventures entail numerous risks and may disrupt our business, dilute stockholder value or distract management attention.

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

Revenue generated by products delivered and services provided outside the United States, as a percentage of consolidated revenue, was approximately 3.7%, 4.9% and 3.5% for 2007, 2006 and 2005, respectively. Substantially all of our international revenue represents products delivered or services provided in foreign countries for companies based in the United States or for United States Armed Forces under contracts entered into, administered and paid in the United States. We intend to continue to pursue international opportunities. Pursuit of international opportunities may require us to make significant investments for an extended period before returns on such investments, if any, are realized. International operations are subject to a number of risks and potential costs, including:

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

We are dependent on the continued efforts of our senior management team, including our Chairman and Chief Executive Officer, James Long, our President and Chief Operating Officer, Mark Hilz, and our Vice President and Chief Financial Officer, Brian Fontana. If for any reason, these or other senior executives or other key members of management do not continue to be active in management, our business, financial condition or results of operations could be adversely affected. We cannot assure you that we will be able to continue to retain our senior executives or other personnel necessary for the maintenance or development of our business.

We may not be able to hire and retain highly skilled technical employees, which could affect our ability to compete effectively and could adversely affect our operating results.

We depend on highly skilled technical personnel to research and develop and to market and service our advanced technology solutions and to provide the services we provide to our customers. To succeed, we must hire and retain employees who are highly skilled in rapidly changing communications technologies. In particular, as we implement our strategy of focusing on advanced technology solutions, we will need to:

•	hire more employees with experience developing and providing advanced technology products and services;

•	retrain our current personnel to sell and support the advanced technology solutions that we intend to market in the future; and

•	retain personnel to service our products.

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

Item 2.	Properties

We conduct operations at the following leased sites:

•	Los Angeles, California

•	Boise, Idaho

•	Boston, Massachusetts

•	Albuquerque, New Mexico

•	Oklahoma City, Oklahoma

•	Eugene, Oregon

•	Portland Oregon

•	Austin, Texas
•	Dallas, Texas

•	El Paso, Texas

•	Houston, Texas

•	San Antonio, Texas

•	Seattle, Washington

•	Washington, DC

Through January 31, 2007, we leased a freestanding 48,000 square foot building for our operations, accounting, MIS, and corporate offices in Houston, Texas from a corporation owned by our Chairman and Chief Executive Officer. Approximately 16,773 square feet were subleased to Stratasoft, Inc. and Valerent, Inc., which were both sold during 2006. Effective February 1, 2007, the lease was reduced to 16,488 square feet as discussed further in Note 14 to the consolidated financial statements in Part II, Item 8. The Dallas facility consists of 28,479 square feet. The remainder of the locations range in size from 2,000 to 7,800 square feet. We believe our existing leased properties are in good condition and suitable for the conduct of our business.

Item 3.	Legal Proceedings

See discussion of legal proceedings in Note 15 to the consolidated financial statements included in Part II, Item 8 of this Report.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

Family Relationships

There are no family relationships among any of our directors and executive officers.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Beginning September 21, 2007, our common stock and warrants began trading on the Nasdaq Global Market. From April 24, 2006 to September 20, 2006, our common stock and warrants traded on the Nasdaq Capital Market. Trading of our common stock and warrants on the Nasdaq markets is under the symbols “INXI” and “INXIW”, respectively. From December 29, 2003 until April 23, 2006, our common stock has traded on the American Stock Exchange under the ticker symbol “ISR”. From June 8, 2004 until April 23, 2006, our warrants traded on the American Stock Exchange under the symbol “ISR.WS”.

Common Stock

The following table sets forth the price range of our common stock.

	High	Low

2006
First Quarter	$7.48	$5.55
Second Quarter	$7.15	$5.40
Third Quarter	$6.89	$5.77
Fourth Quarter	$7.99	$6.40
2007
First Quarter	$10.30	$7.55
Second Quarter	$12.39	$8.97
Third Quarter	$14.44	$8.81
Fourth Quarter	$15.28	$9.75

Warrants

The following table sets forth the price range of our warrants.

	High	Low

2006
First Quarter	$1.50	$0.55
Second Quarter	$1.30	$0.50
Third Quarter	$1.06	$0.72
Fourth Quarter	$1.55	$1.05
2007
First Quarter	$2.74	$1.41
Second Quarter	$3.40	$2.37
Third Quarter	$3.23	$1.90
Fourth Quarter	$3.99	$0.95

As of February 29, 2008, we had 134 stockholders of record of our common stock. On February 29, 2008, the closing sales price of our common stock and warrants as reported by the Nasdaq Global Market was $8.09 per share and $0.55 per warrant.

Dividend Policy

Our policy has been to reinvest earnings to fund future growth. Accordingly, we have not declared or paid any cash dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2007:

•	the number of shares of our common stock issuable upon exercise of outstanding options, warrants and rights, separately identified by those granted under equity incentive plans approved by our shareholders and those granted under plans, including individual compensation contracts, not approved by our shareholders (column A),

•	the weighted average exercise price of such options, warrants and rights, also as separately identified (column B), and the number of shares remaining available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column C).

	Column A	Column B	Column C
Number of Shares
	Number of Shares		Remaining Available
	to be Issued	Weighted Average	for Future Issuance
	Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options	Plans (Excluding Shares
	Warrants and Rights	Warrants and Rights	Reflected in Column A)

Equity incentive plans approved by shareholders	1,676,245	$4.83	43,372
Equity incentive plans not approved by shareholders	—	—	—
Totals	1,676,245	$4.83	43,372

Equity incentive plans are further discussed in Note 11 to consolidated financial statements in Part II, Item 8.

Stock Performance Graph

The following graph compares the performance of the Common Stock with the Nasdaq Stock Market (U.S. Companies) Index and with the Russell 2000 Index. The graph assumes that $100 was invested on December 31, 2002, in the Common Stock and in each index and that any cash dividends were reinvested. The Company has not declared any dividends during the period covered by this graph.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG INX INC.,
THE NASDAQ COMPOSITE INDEX AND THE RUSSELL 2000 INDEX

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

ASSUMED INVESTMENT WITH REINVESTMENT OF DIVIDENDS

	12/02	3/03	6/03	9/03	12/03	3/04	6/04
INX INC.	100.00	97.50	119.50	220.00	784.00	432.50	407.50
NASDAQ STOCK MARKET (U.S.)	100.00	99.35	120.21	133.69	149.75	150.16	154.24
RUSSELL 2000	100.00	95.51	117.88	128.58	147.25	156.47	157.21

	9/04	12/04	3/05	6/05	9/05	12/05	3/06
INX INC.	350.00	382.50	262.00	400.00	240.00	277.50	310.00
NASDAQ STOCK MARKET (U.S.)	144.26	164.64	151.53	155.46	164.16	168.60	179.97
RUSSELL 2000	152.72	174.24	164.94	172.06	180.14	182.18	207.57

	6/06	9/06	12/06	3/07	6/07	9/07	12/07
INX INC.	300.00	327.50	393.00	509.50	451.00	722.00	522.50
NASDAQ STOCK MARKET (U.S.)	167.47	174.65	187.83	188.40	201.89	210.35	205.22
RUSSELL 2000	197.14	198.01	215.64	219.84	229.54	222.44	212.26

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

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases by the Company of its common stock during the fourth quarter ended December 31, 2007:

			Total Number of	Approximate Dollar
			Shares Purchased	Amount of Shares
	Total Number	Average	as Part of Publicly	That May yet be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
(In Thousands)

October 1 to October 31, 2007	None	N/A	None	None
November 1 to November 30, 2007	None	N/A	None	None
December 1 to December 31, 2007	5,600	$10.06	5,600	$1,944

Total	5,600	$10.06	5,600

Effective December 4, 2007, the Board of Directors authorized the repurchase of up to $2,000 of the Company’s common stock on or before March 31, 2008. These repurchases were required to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements and other factors. The plan also requires the repurchased shares to be retired as soon as practicable following the repurchase. The plan did not obligate the Company to purchase any particular amount of common stock, and could be suspended at any time at the Company’s discretion.

Item 6.	Selected Financial Data

The following selected financial data are derived from our consolidated financial statements. The data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and our consolidated financial statements and notes.

	Year Ended December 31,
	2007(1)	2006(1)	2005(1)	2004	2003(1)

Operating Data:
Revenue:
Products	$180,311	$135,317	$94,570	$65,207	$39,369
Services	27,656	20,696	12,749	6,280	4,226

Total	$207,967	$156,013	$107,319	$71,487	$43,595
Net income (loss) from continuing operations	$3,652	$1,511	$(4,917)	$1,110	$(147)
Net income (loss) per share from continuing operations:
Basic	$0.52	$0.24	$(0.86)	$0.24	$(0.04)
Diluted	$0.45	$0.21	$(0.86)	$0.23	$(0.04)
Income (loss) from discontinued operations, net of tax(2)	$83	$(316)	$(2,967)	$420	$(1,689)
Net income (loss)	$3,735	$1,195	$(7,884)	$1,530	$(1,836)
Balance Sheet Data:
Total assets	$84,582	$62,520	$41,645	$41,139	$19,207
Interest bearing borrowings under Credit Facility	6,000	4,350	2,464	8,122	1,688
Long-term debt (including current portion) from continuing operations	200	259	243	36	72
No cash dividends were declared or paid during the five years ended December 31, 2007.

(1)	The Select, Inc. acquisition was completed and initially reported in 2007, the Datatran Network Systems acquisition was initially reported in 2006, the Network Architects and InfoGroup Northwest acquisitions were initially reported in 2005, and the Digital Precision acquisition was initially reported in 2003. The 2005, 2006 and 2007 acquisitions are discussed further in Note 3 to consolidated financial statements in Part II, Item 8.

(2)	The Stratasoft and Valerent subsidiaries were discontinued in 2005 as discussed further in Note 4 to consolidated financial statements in Part II, Item 8.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

We are a provider of Internet Protocol (“IP”) network-based solutions for enterprise-class organizations such as corporations, schools and federal, state and local governmental agencies. Our solutions consist of network infrastructure, IP voice and video communications systems, wireless network connectivity, network storage systems, data center, and network and data security. Our network infrastructure and IP voice and video communications solutions are based primarily on Cisco Systems, Inc. (“Cisco”) technology. We provide our customers with both planning, design and implementation professional services as well as managed support services. We believe that our focus and expertise enables us to better compete in the markets that we serve. Because we have significant experience planning, designing, implementing and supporting these IP network-based systems for enterprises, we believe we are well positioned to deliver superior solutions to our customers and well positioned to provide our customers with the best possible support of the solutions we provide.

The market for the advanced technology solutions we provide is characterized by rapidly evolving and competing technologies. We compete with larger and better financed entities. We currently have fourteen physical offices, which are located in Texas, California, Idaho, Massachusetts, New Mexico, Oklahoma, Oregon, Utah, Washington and Washington DC. We primarily market to enterprise-class organizations headquartered in, or making purchasing decisions from markets that we serve with branch offices. We plan to continue to expand throughout the U.S. by establishing additional branch offices in other markets, either by opening additional new offices or through acquisition.

We derive revenue from sales of both products and services. In 2007, 2006 and 2005, sales of products made up 86.7%, 86.7% and 88.1% of total revenue and services revenues made up 13.3%, 13.3% and 11.9% of total revenue.

A key component of our long-term operating strategies is to improve operating profitability. Our gross profit margin on product sales is lower than our gross margin on service revenues. Our gross margin on product sales was 17.6%, 18.6% and 15.7% for 2007, 2006 and 2005, respectively, and our gross margin on service revenue was 28.6%, 25.9% and 29.2% for those same periods. The market for the products we sell is competitive, and we compete with other suppliers for our customers’ business. The principal factors that determine gross margin on product sales include:

•	the mix of large, competitively bid sales transactions as compared to smaller, less competitive transactions;

•	the mix of new customer transactions, which tend to be more competitively bid by us, as compared to transactions with existing customers, which tend to be somewhat less competitive; and

•	the mix of products sold, with certain newer, advanced product categories generating higher gross margin than other, more traditional products.

The principal factors that influence gross margin on service revenue include:

•	the utilization of our technical engineering resources used to perform our professional services;

•	the amount of NetSurant® recurring, post-sale managed support services as compared to the cost of operating our managed services support center, which costs are somewhat fixed;

•	the mix between the different types of service.

We expect to be able to improve our gross margin on services revenues if our post-sale managed support services revenue continues to increase at a more rapid rate than our professional services revenue. This is because our cost of providing managed services is somewhat fixed and does not increase in direct proportion to revenue.

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

To the extent we continue to open new branch offices our operating profitability will be negatively impacted because we expect that opening a new branch office will typically result in operating losses from the newly opened branch office for a period of six to eighteen months or more. This is because when we open a new branch office we must hire sales and engineering staff before we generate sales and because we incur increased levels of sales and marketing expense in order to establish our presence in the new market, and to attract new customers. We believe it is important to expand rapidly to obtain a national presence, and that the return on our investment from opening new offices will be significant over an approximate three to five year period, relative to the investment required, and therefore we believe it is in our best interest to open new offices even though doing so reduces near-term operating profitability. However, during 2007 we focused on organic growth of our existing offices and acquisitions to produce growth in order to improve operating profit margin, which we were successful in doing. In 2008 we anticipate that we will continue to favor acquisitions as the preferred method of geographic expansion, but we will continue to look at opportunities to open new offices in new markets on a case-by-case basis.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our strategies for achieving our goals of revenue growth and improved profitability. From a financial perspective, these operating strategies have a number of important implications for our results of operations and financial condition.

Strategy

Over the course of the next several years we plan to improve profitability by implementing the strategies discussed below. We believe that our strategies will allow us to continue to increase total revenues. We also believe our strategies will enable us to improve our gross margins on our service revenue. At the same time, we will seek to limit the growth of certain relatively fixed components of our selling, general and administrative expenses relative to the growth of revenue so that those expenses become a relatively smaller percentage of total revenues. Through a combination of increased revenue, slightly increased gross margin and somewhat lesser growth of selling, general and administrative expenses, relative to the growth of revenue, we hope to be able to increase our operating margin and increase profitability at a more rapid rate than revenue increases, particularly from our existing branch offices. We expect that selling expenses can generally be expected to increase in proportion to our revenue increases. For example, our sales and sales management staff earn sales commissions that are typically calculated as a percentage of gross profit produced and thus vary in correlation with gross profit for any given period. Based on our sales commission plans, we expect variable sales commissions to be approximately 21% to 25% of gross profit, which percentage can vary from period to period depending on gross profit production under our various sales commission plans, and due to variations between gross profit on a financial statement and gross profit that sales staff are paid on, which can vary due to engineering resource utilization and other factors. However, other than sales commissions, our other categories of operating expenses do not vary in direct proportion to either sales or gross profit, and we believe that if we are successful in implementing our strategies, many categories of general and administrative expenses (such as management salaries, administrative wages and professional expenses) will decrease as a percentage of our total revenues over the long term because we believe we can achieve some levels of leverage on certain of these operating expenses.

Our key operating strategies include:

•	Aligning ourselves with the leading manufacturers of advanced technology products for IP communications and IP network-based systems. To this end, Cisco has always been our primary supplier for network routing and switching and IP telephony products that we offer, and we align ourselves with what we believe to be the “best of breed” manufacturer in each area of technology or specific product in order to provide our customers with the best technology available.

•	Promoting our NetSurant® brand of post-sale managed support services to generate increased recurring services revenues and improve gross margin on service revenue.

•	Increasing the gross revenues from our higher gross margin services offerings, as compared to product sales that typically produce relatively lower gross margins.

•	Opening new branch offices in new markets.

•	Expanding geographically by acquiring complementary businesses and by opening new offices.

•	Marketing to larger customers as we become more of a “national” level provider of IP communications solutions.

•	Developing and marketing our own custom products for certain specialized IP communications solutions.

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

During 2007, 2006 and 2005, 86.7%, 86.7% and 88.1% of our revenue was attributable to product sales, while 13.3%, 13.3% and 11.9% was attributable to services revenues. The gross profit margins on our services revenues have been substantially higher than those for product sales. We hope to be able to increase revenue from services at a more rapid rate than increases in our product sales revenue. We believe this is possible if we are successful in marketing our NetSurant® support services, which generate recurring services revenues. If we are successful at growing our service revenues at a more rapid rate than our product sales revenues our overall gross margin on total revenue should improve. The success of this aspect of our strategy depends in part on our ability to attract and retain highly skilled and experienced engineering employees and the acceptance by the market of our managed support services offering.

For the last three years, the largest component of our total cost of sales and service has been purchases of Cisco products. The majority of those purchases were directly from Cisco. We typically purchase from various wholesale distributors only when we cannot purchase products directly from Cisco on a timely basis. Our reliance on Cisco as the primary supplier for the products we offer means that our results of operations from period to period depend substantially on the terms upon which we are able to purchase these products from Cisco and, to a much lesser extent, from wholesale distributors of Cisco’s products. Therefore, our ability to manage the largest component of our cost of sales and service is very limited and depends to a large degree on maintaining and improving our relationship with Cisco. Our cost of products purchased from Cisco can be substantially influenced by whether Cisco sponsors sales incentive programs and whether we qualify for such incentives. There is a risk that we may not meet the required incentive criteria in the future. The respective timing of when vendor incentives become earned and determinable has created material fluctuations in our gross margin on product sales in the past.

We also plan to increase our business in other geographic areas through strategic acquisitions of similar businesses or by opening our own offices. This aspect of our strategy can affect our financial condition and results of operations in many ways. The purchase price for business acquisitions and the costs of opening offices may require substantial cash and may require us to incur long term debt. The expenses associated with opening a new office in a new market may well exceed the gross profit produced on revenues attributable to such new office for some time, even if it performs as we expect. It is possible that our acquisition activities may require that we record substantial amounts of goodwill if the consideration paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired, which we expect is likely. To the extent an acquisition results in goodwill, we will reevaluate the value of that goodwill at least annually. If we determine that the value of the goodwill has been impaired, the resulting adjustment could result in a non-cash charge to earnings in the periods of revaluation.

Results of Operations

Overview

Sources of Revenue.  Our revenue consists of product and service revenue. Product revenue consists of reselling technology products manufactured by others. Cisco products represent the majority of the products we sell, but we also sell network storage products manufactured by Network Appliance and EMC, certain unified communications products from Microsoft, and various products that are “best-of-breed” in certain areas of the solutions that we provide, including products from Avotus, Cistera Networks, Converged Access, IPCelerate, Riverbed, Sagem-Interstar, Tandberg, Variphy, VMWare and others. Service revenue is generated by fees from a variety of implementation and support services. Product prices are typically set by the market for the products we sell and provide our lowest gross margins. Gross margin on service revenue varies based on the cost of technical resources and our utilization of our technical resources, which are reflected as a cost of service. Certain fixed and flat fee service contracts that extend over three months or more are accounted for on the percentage of completion method of accounting.

Historically, the majority of our services revenue has been generated from professional services, which we believe varies somewhat in proportion to our product sales. Professional services revenue is project oriented and tends to be somewhat volatile on a quarter-to-quarter basis as projects start and stop and we redeploy technical resources to new projects. As the number, frequency and size of our projects continue to grow, we hope to achieve better utilization of our engineering resources, resulting in improved gross margins on professional services revenue and less volatility in the amount of quarterly professional services revenue realized. The normal sales cycle for corporate customers typically ranges from approximately three to six months depending on the nature, scope and size of the project. Our experience with educational organizations utilizing E-Rate funding, which is a federal government funding program for schools administered by the Schools and Libraries Division of the Universal Services Administrative Corporation (the “SLD”), indicates that the sales cycle for these projects is generally about six to twelve months or longer.

In mid-2004, INX introduced NetSurant®, its branded managed support service that consists primarily of customer service personnel and a support center. This support service offering requires that we incur the fixed cost to operate a network operations center to monitor and manage customers’ systems. Early in the development of our managed services offering this fixed cost, as compared to the level of managed service revenue, resulted in negative gross margins from our managed service offering. As revenue improved, gross margin from our managed services offering turned positive and has improved recently. If we are successful in continuing to realize increasing levels of managed services revenue, we anticipate that our gross margin on managed services will eventually exceed our gross margin on professional services and will improve overall services gross margins. We recognize support service revenue evenly over the entire service period for the customer.

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

Our annual and quarterly gross profit and gross margin on product sales are materially affected by vendor incentives, most of which are Cisco incentive programs. The incentive programs sponsored by Cisco currently enable us to qualify for cash rebates or product pricing discounts. The most significant incentive is a Cisco incentive that is generally earned based on sales volumes of particular Cisco products and customer satisfaction levels. The amounts earned and costs incurred under these programs are recorded as a reduction of cost of goods sold, and the increased gross profit results in an increase in selling, general and administrative expenses related to sales commissions. We recognized vendor incentives of $7,200, $6,303, and $2,876 in 2007, 2006 and 2005, respectively. The amounts earned under these programs are accrued when they are deemed probable and can be reasonably measured; otherwise, they are recorded when they are declared by the vendor or the cash is received, whichever is earlier. Our product cost and resulting gross profit can vary significantly from quarter to quarter depending upon vendor incentive criteria and our ability to qualify for and recognize such incentives.

A significant portion of our cost of services is comprised of labor, particularly for our professional services revenue. Our gross margin on service revenue fluctuates from period to period depending not only upon the prices charged to customers for our services, but also upon the level of utilization of our technical staff. Management of labor cost is important to maximize gross margin. Our gross margin is also impacted by such factors as contract size, time and material pricing versus fixed fee pricing, discounting, vendor incentives and other business and marketing factors normally incurred during the conduct of business. Several years ago we purposely over staffed technical and engineering staff in order to have the technical competency necessary to gain market share and create a successful organization. Over the past several years as we have grown, we have been able to better utilize our technical and engineering staff and this has helped to improve the gross margin percentage on service revenue in more recent years as compared to several years ago. When we open new branch offices in new markets, we also must over staff technical and engineering resources in order to have the personnel necessary to win customer relationships in the new market, and the fact that we opened multiple new offices in the latter half of 2005 and first half of 2006 caused gross margin on our professional services to be reduced during the latter half of 2005 through the early part of 2007 . If we open new offices in new markets in the future we expect gross margin on our professional services to be negatively impacted by such new branch office operations. The extent to which total professional services gross margin will be negatively impacted will vary based on the number and size of new branch offices we open in any given period, relative to the number of and size of mature branch offices.

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

A significant portion of our selling, general and administrative expenses relate to personnel costs, some of which are variable and others that are relatively fixed. Our variable personnel costs consist primarily of sales commissions. Sales commissions are typically calculated based upon our gross profit on a particular sales transaction and thus generally fluctuate because of the size of the transaction and the mix of associated products and services with our overall gross profit. Prior to 2007, sales commissions were approximately 27% to 31% of gross profit and in 2007, sales commissions were approximately 21.5% of gross profit. Bad debt expense generally fluctuates somewhat in proportion to sales levels, although not always in the same periods as increases or decreases in sales. Legal expense varies based on legal issue activity, which can vary substantially from period to period. Other selling, general and administrative expenses are relatively fixed and do not vary in direct proportion to increases in revenue, but will generally increase over time as the organization grows. We believe that we can achieve some level of leverage on these somewhat fixed operating expenses, relative to revenue growth, and if we are successful in doing so that this will help to increase our net operating margin.

Acquisitions.  Under a Stock Purchase Agreement dated August 31, 2007 (the “SPA”), we purchased all issued and outstanding capital stock of Select, Inc. (“Select”). Located in Boston, Massachusetts, Select is a Cisco-centric solutions provider focused on delivering IP Telephony, IP Storage and network infrastructure solutions throughout New England with approximately $40,000 in annual revenues. The acquisition was completed simultaneously with the execution of the SPA. The SPA contains customary representations and warranties and requires Select’s shareholders (“Shareholders”) to indemnify us for certain liabilities arising under the SPA, subject to certain limitations and conditions.

The consideration paid at closing pursuant to the SPA was (a) $6,250 in cash, including $1,000 placed in escrow under holdback provisions defined in the SPA and (b) 231,958 shares of our Common Stock, $0.01 par value (the “Common Stock”) valued at $10.60 per share or $2,459, which amount of shares was determined by dividing $2,250 by $9.70, which is the greater of (i) average closing price per share for the Common Stock as reported by Nasdaq for the five consecutive trading days ending August 28, 2007 and (ii) $9.50. The President and major shareholder of Select entered into a five-year noncompete agreement at closing providing for equal monthly payments of $21 over two years, which were recorded at their present value of $450. Cash of $6,000 was borrowed from the Acquisition Facility under the Credit Agreement with Castle Pines Capital LLC. In connection with the stock purchase, the Credit Agreement with Castle Pines Capital LLC was amended for the modification of certain financial covenants and for the addition of Select as a party to the Credit Agreement. Broker costs and professional fees of $512 were incurred in the purchase, of which $339 was paid in cash, $50 accrued, and $123 was paid through the issuance of 11,598 shares of common stock.

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

Under an Asset Purchase Agreement dated February 3, 2006, we purchased the assets and operations of Datatran Network Systems (“DNS”). DNS is a specialized provider of network solutions serving the Southern California market. DNS designs, implements and supports solutions based on Cisco technologies with a primary focus on IP Telephony. We completed the acquisition simultaneously with the execution of the Asset Purchase Agreement. The consideration paid at closing pursuant to the Asset Purchase Agreement was $1,000 in cash, including $100 placed in escrow under holdback provisions defined in the Asset Purchase Agreement and 71,003 shares of our common stock valued at $500. Legal and other costs of $47 were paid in connection with the transaction, of which $32 was paid in cash and $15 was paid through the issuance of 2,105 shares of common stock. Additional purchase price consideration valued at $500 and recorded as goodwill was paid to DNS in June 2007 for achievement of certain operating profit milestones during the twelve-month period ending February 28, 2007. The consideration consisted of a cash payment of $250 and issuance of 25,253 shares of our common stock with a value of $250. The calculation of the number of shares of common stock was determined by dividing $250 by $9.90, the average closing price per share for the common stock as reported by NASDAQ for the five consecutive trading days prior to March 1, 2007. Additionally, cash of $36 was paid to the broker of the transaction.

Effective May 26, 2005, we acquired the operations and certain assets of Network Architects, Corp. (“Network Architects”), a data network and IP telephony systems design, installation and support business with branches in Albuquerque, New Mexico, and El Paso, Texas. We paid cash at closing in the amount of $2,000, common stock valued at $2,000, and payment of a note payable to a bank in the amount of $300. We incurred legal and other costs of $65 in connection with the transaction. Additional purchase price consideration valued at $965 was paid to Network Architects in June 2006 for achievement of certain operating profit milestones during the twelve-month period ended May 31, 2006. The consideration was comprised of $394 paid in cash and 97,413 shares of the our common stock valued at the average closing price per share as reported by NASDAQ for the five consecutive trading days ending June 28, 2006. Additional purchase price consideration consisting of 75,000 shares of our common stock, were issued to Network Architects in June 2007 for achievement of certain operating profit milestones during the twelve-month period ending May 31, 2007. The additional purchase price consideration was valued at $677, determined by multiplying the shares issued by the closing price per share for the common stock as reported by NASDAQ on June 29, 2007. The additional purchase price consideration was recorded as goodwill.

Under the terms of the Asset Purchase Agreement, we will issue Network Architects a maximum of 75,000 shares of common stock as additional purchase price consideration following the twelve-month period ending May 31, 2008 if operating profit during such period exceeds $726. If operating profit is less than the applicable milestone for any of the two years, the number of shares of common stock issuable will be equal to 75,000 multiplied by the percentage of actual operating profit during the period as compared to the applicable milestone. Additional purchase price consideration, if any, will be recorded as goodwill.

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

Tax Loss Carryforward.  Because of our operating losses in 2003, 2005 and 2006 and exercises of stock options, we have accumulated a net operating loss carryforward for federal income tax purposes that, at December 31, 2007, was approximately $5,650. Since United States tax laws limit the time during which an NOL may be applied against future taxable income and tax liabilities, we may not be able to take full advantage of our NOL carryforward for federal income tax purposes. The carryforward will expire during the period 2023 through 2026 if not otherwise used. A change in ownership, as defined by federal income tax regulations, could significantly limit the company’s ability to utilize its carryforward. If we achieve sustained profitability, which may not occur, the use of net operating loss carryforwards would reduce our tax liability and increase our net income and available cash resources. When all operating loss carryforwards have been used or have expired, we would again be subject to increased tax expense.

Deferred Tax Assets.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to SFAS No. 109, “ Accounting for Income Taxes,” become deductible. Management considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. During the fourth quarter of 2007, we reversed the valuation allowance related to the net operating loss carryforwards and other temporary items as we determined it was now more likely than not that we would be able to use the assets to reduce future tax liabilities. The reversal resulted in recognition of an income tax benefit of $535 in 2007 and a corresponding increase in the deferred tax asset on the Consolidated Balance Sheet in Part II, Item 8.

Period Comparisons.  The following tables set forth, for the periods indicated, certain financial data derived from our consolidated statements of operations. Percentages shown in the table below are percentages of total revenue, except for the product and service components of cost of goods sold and gross profit, which are percentages of product and service revenue, respectively.

	Year Ended December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Revenue:
Products	$180,311	86.7	$135,317	86.7	$94,570	88.1
Services	27,656	13.3	20,696	13.3	12,749	11.9

Total revenue	207,967	100.0	156,013	100.0	107,319	100.0

Gross profit:
Products	31,747	17.6	25,132	18.6	14,855	15.7
Services	7,900	28.6	5,365	25.9	3,721	29.2

Total gross profit	39,647	19.1	30,497	19.5	18,576	17.3
Selling, general and administrative expenses	36,152	17.4	28,710	18.4	22,759	21.2

Operating income (loss)	3,495	1.7	1,787	1.1	(4,183)	(3.9)
Interest and other (income) expense, net	79	0.0	232	0.1	236	0.2
Income tax expense (benefit)	(236)	(0.1)	44	0.0	475	.4
Minority interest	—	0.0	—	0.0	23	0.0

Net income (loss) from continuing operations	3,652	1.8	1,511	1.0	(4,917)	(4.5)
Income (loss) from discontinued operations, net of taxes	83	0.0	(316)	(0.2)	(2,967)	(2.8)

Net income (loss)	$3,735	1.8	$1,195	0.8	$(7,884)	(7.3)

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Total Revenue.  Total revenue increased by $51,954, or 33.3%, to $207,967 from $156,013. Products revenue increased by $44,994 or 33.3%, to $180,311 from $135,317. The increase in products revenue is primarily due to four months revenue contribution of the Select, Inc. acquisition ($12,890) and growth in our Austin location ($11,900), Federal Division ($8,918), Northwest Region ($6,371), and Los Angeles location ($4,264). Services revenue increased by $6,960 or 33.6%. to $27,656 from $20,696. The increase in services revenue is primarily due to growth across substantially all locations, four months revenue contribution of the Select, Inc. acquisition, and continued growth in the NetSurant® post-sale recurring support services revenue.

Gross Profit.  Total gross profit increased by $9,150, or 30.0%, to $39,647 from $30,497. Overall gross profit as a percentage of sales decreased to 19.1% from 19.5%. Gross profit on product sales increased $6,615, or 26.3%, to $31,747 from $25,132 and, as a percentage of product sales, decreased to 17.6% from 18.6%. Products gross profit percentage decreased due to lower vendor rebates as a percentage of products sales, primarily due to Cisco rebate program changes and proportionately lower vendor rebates earned on products sales by the newly acquired Boston location. Vendor rebates represented 4.0% and 4.7% of products sales in 2007 and 2006, respectively. Gross profit on services revenue increased $2,535 or 47.3% to $7,900 from $5,365 and gross profit as a percent of services revenue increased to 28.6% from 25.9%. The increase in services gross margin was the result of improved utilization of engineering staff in 2007 compared to 2006, higher NetSurant® margins increasing to 30.5% in 2007 from 29.1% in 2006, and the positive margin impact of revenue recognized ($520) as a result of early cessation of the implementation portion of a contract with IBM Corporation.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $7,442, or 25.9% to $36,152 from $28,710. As a percentage of total revenue, these expenses decreased to 17.4% from 18.4%. The decrease in selling, general and administrative expenses as a percentage of sales was due to improved leverage resulting from lower expense growth compared to revenue growth. 2007 selling, general and administrative expenses increased due to the sales and administrative costs of the newly acquired Boston location, additional sales compensation costs on substantially higher revenues, increased performance based compensation expense resulting from improved operating results, and higher professional fees due to increased audit fees and Sarbanes-Oxley consulting fees. We expect our future selling, general and administrative expenses to continue to increase for anticipated revenue growth. However, we expect to limit the increase of selling, general and administrative expenses so that these expenses grow at a lesser rate than revenue increases because some of these expenses are relatively fixed in nature.

Operating Income.  Operating income increased $1,708 to $3,495 from $1,787, primarily due to product and service revenue increasing 33.3% compared to the 25.9% increase in selling, general and administrative expenses.

Interest and Other Income (Expense), net.  Interest and other income (expense), net, changed by $153 to an expense of $79 from an expense of $232 primarily due to lower average borrowings under our credit facility and increased interest income on the short-term investment of excess cash.

Income Tax Expense (Benefit).  Income tax expense (benefit) changed by $280 to a benefit of $236 from expense of $44. The 2007 income tax benefit resulted from the reversal of the valuation allowance related to the net operating loss carryforwards and other temporary items of $402, partially offset by federal and state income tax expense of $166. The reversal of the valuation allowance was a result of the determination that it was now more likely than not that we would be able to use deferred tax assets to reduce future tax liabilities. This tax benefit was partially offset by federal and state income tax accruals, which included $135 for the new Texas Margin Tax initially assessed for 2007.

Income (Loss) from Discontinued Operations, net of tax.  Income (loss) from discontinued operations increased by $399, to income of $83 from a loss of $316. Income from discontinued operations of $83 was due to the gain on sale of Valerent of $60, operating income from Valerent and Stratasoft totaling $51, less income tax expense of $28. The loss from discontinued operations of $316 in 2006 consisted of a loss from operations of $1,118, partially offset by the gain on disposal of Stratasoft in January 2006 of $302, a $469 gain from settlement of a lawsuit in the Computer Products Division, and a $31 gain from the sale of Valerent.

Net Income.  Net income increased $2,540 to $3,735 from $1,195, primarily due to product and service revenue increasing more rapidly than increase in selling, general and administrative expenses combined with the income tax benefit of reversing the valuation allowance related to the net operating loss carryforwards and other temporary items and increased income from discontinued operations.

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

	2007				2006
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except share and per share amounts)

Revenue:
Products	$48,621	$45,222	$46,918	$39,550	$39,837	$39,847	$33,322	$22,311
Services	7,978	6,776	6,809	6,093	5,978	5,397	5,356	3,965

Total revenue	$56,599	$51,998	$53,727	$45,643	$45,815	$45,244	$38,678	$26,276

Gross profit:
Products	$8,753	$7,887	$7,889	$7,218	$7,722	$6,632	$6,360	$4,418
Services	2,789	1,666	2,156	1,289	1,587	1,517	1,272	989

Total gross profit	11,542	9,553	10,045	8,507	9,309	8,149	7,632	5,407
Selling, general and administrative expenses	10,395	8,543	9,042	8,172	8,432	7,432	7,001	5,845

Operating income (loss)	1,147	1,010	1,003	335	877	717	631	(438)
Interest and other (income) expense, net	79	17	(41)	24	18	111	18	85
Income tax expense (benefit)	(257)	7	7	7	(1)	44	—	1

Net income (loss) from continuing operations	1,325	986	1,037	304	860	562	613	(524)
Income (loss) from discontinued operations, net of taxes	(14)	38	(3)	62	(164)	(291)	143	(4)

Net income (loss)	$1,311	$1,024	$1,034	$366	$696	$271	$756	$(528)

Income (loss) from continuing operations per share:
Basic	$0.18	$0.14	$0.15	$0.04	$0.13	$0.10	$0.10	$(0.09)
Diluted	$0.16	$0.12	$0.13	$0.04	$0.11	$0.09	$0.08	$(0.09)
Net income (loss) per share:
Basic	$0.17	$0.14	$0.15	$0.05	$0.11	$0.08	$0.12	$(0.09)
Diluted	$0.16	$0.13	$0.13	$0.05	$0.09	$0.07	$0.10	$(0.09)
Shares used in computing net income (loss) per share:
Basic	7,499,620	7,081,511	6,862,538	6,662,839	6,571,826	6,419,501	6,223,118	6,047,840
Diluted	8,408,437	8,037,221	7,817,371	7,729,681	7,500,976	7,284,261	7,324,469	6,047,840

The Select, Inc. acquisition was completed in the third quarter of 2007 and the Datatran Network Systems acquisition was completed in the first quarter of 2006 (see Note 3 to consolidated financial statements in Part II, Item 8). The Select, Inc. acquisition contributed revenues of $3,937 and $9,601 in the third and fourth quarters of 2007, respectively. The revenue increase between the first and second quarters of 2007 was primarily a result of increased sales in our Austin, Los Angeles, and Albuquerque locations. The fourth quarter of 2007 reflected the positive margin impact of revenue recognized ($520) as a result of early cessation of the implementation portion of a contract with IBM Corporation.

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

Selling, general and administrative expenses fluctuate between quarters primarily due to variations in sales compensation directly related to fluctuations in the amount of gross profit and variations in bonus compensation due executives and managers resulting from fluctuations in quarterly profitability. The fourth quarter of 2007 included an adjustment of $167 for the accrual of vacation pay.

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

We sell hardware maintenance contracts that are serviced and supported solely by a third party, who is the primary obligor of these contracts. There are multiple factors under Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” or EITF 99-19, but the primary obligor is a strong factor in determining whether we act as a principal or agent and whether gross or net revenue presentation is appropriate. As we have concluded that we are more of an agent in the sale of hardware maintenance contracts, revenue is reported net of the cost of the hardware maintenance contracts from the third party.

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

We enter into product and service contracts for customers that are generally considered a single arrangement and which include separate units of accounting for product and for service. Product primarily consists of IP telephony and computer network infrastructure components and third party software. Service encompasses the design and installation of IP telephony and computer networks and installation of third party software. Installation services for third party software do not include significant alterations to its features or functionality. All products and services are regularly sold separately. For products and services sold in a single arrangement, the product is typically delivered first and the related services are completed within four to six weeks. Product is shipped, billed, and recognized as revenue independent of services because:

•	The customer is required to pay the product billing in its entirety independent of any services performed.

•	The product has value to the customer on a stand alone basis and pricing is comparable whether sold with or without services.

•	The product is standard equipment not significantly altered by installation.

•	Installation of the product can be performed by many other companies.

•	Although there is a general right of return relative to delivered product, delivery of the undelivered items is considered probable and is substantially in our control.

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

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the 2007, 2006 and 2005 periods were calculated using the following estimated weighted average assumptions:

	2007	2006	2005

Expected volatility	60.3%	63.1%	63.9%
Expected term (in years)	6.5	6.3	8.0
Risk-free interest rate	4.4%	4.7%	4.4%
Expected dividend yield	0%	0%	0%

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

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are collections from our accounts receivable and our credit facility with Castle Pines Capital (the “Credit Facility”), which we believe are sufficient to meet our short-term and long-term liquidity requirements. We use the Credit Facility to finance the majority of our purchases of inventory, and to provide working capital when our cash flow from operations is insufficient. In 2007, we generated cash flow from operating activities of continuing operations of $9,997 and cash flow from discontinued operations of $28. By the fourth quarter of 2007, borrowings under the interest-bearing portion of our Credit Facility had been eliminated except for acquisition purposes. Our working capital increased to $9,583 at December 31, 2007 from $7,632 at December 31, 2006 as a result of improved operating results.

To give us greater flexibility to efficiently raise capital and put us in a position to take advantage of favorable market conditions as they arise, we have filed a shelf registration statement on Form S-3 for primary offerings of securities. The shelf registration provides the ability to offer and sell, from time to time, in one or more offerings, shares of our common stock and/or warrants to purchase common stock for proceeds in the aggregate amount up to $100 million. The terms of any offering under this registration statement will be established at the time of the offering and will be stated in a prospectus supplement if and when we decide to sell securities under the shelf registration statement. We currently intend to use the net proceeds from any offering under the shelf registration statement for working capital and other general corporate purposes, and to fund the acquisition of companies, businesses, technologies, products or assets, as set forth in the registration statement. However, we currently have no commitments or agreements for any specific acquisitions, nor do we have any immediate commitments or plans to offer or sell any securities under the shelf registration statement.

Accounts Receivable.  The timing of our collection of accounts receivable and payments of our accounts payable is one of the principal influences on our cash flow from operations. We typically sell our products and services on short-term credit terms. We try to minimize our credit risk by performing credit checks, obtaining letters of credit in certain instances, and conducting our own collection efforts. Our accounts receivable, net of allowance for doubtful accounts, were $45,128 and $42,424 at December 31, 2007 and 2006, respectively. The increase in accounts receivable was attributable to significantly higher sales in the fourth quarter of 2007 compared to 2006 partially offset by improved collections.

Inventory.  We had inventory of $1,439 and $1,157 at December 31, 2007 and 2006, respectively. The higher level of 2007 inventory is attributable to customer orders to be shipped in the first quarter of 2008. We try to minimize the amount of inventory on hand to reduce the risk that the inventory will become obsolete or decline in value. We are able to do this by relying on the ready availability of products from our principal suppliers. As noted above, we rely principally on our Credit Facility to finance our inventory purchases.

Accounts Payable.  We rely on our Credit Facility to finance a substantial portion of our trade accounts payable under terms ranging from 30 to 60 days. Credit Facility balances within terms are non-interest bearing and classified as accounts payable in our balance sheet. Credit Facility balances outstanding in excess of terms are interest bearing and classified as notes payable in our balance sheet. Our accounts payable were $37,233 and $28,798 at December 31, 2007 and 2006, respectively. The increase in accounts payable was attributable to significantly increased purchases directly related to increased sales in the fourth quarter of 2007 compared to 2006.

Contractual Obligations

Our contractual cash obligations with terms in excess of one year primarily consist of lease obligations, substantially all of which are for office space. All notes payable and other debt, including our Credit Facility discussed above, have remaining terms of less than one year. The following table summarizes contractual cash obligations with terms in excess of one year as of December 31, 2007:

	Payments Due by Period
		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(Dollars in thousands)

Lease obligations	$4,941	$1,282	$2,143	$965	$551
Other obligations	382	219	163	—	—

Total contractual obligations	$5,323	$1,501	$2,306	$965	$551

Other obligations represent contractual requirements under a noncompete agreement as discussed in Note 3 to consolidated financial statements in Part II, Item 8. We do not have material purchase obligations for inventory. We purchase inventory to fulfill in-hand orders from customers and we try to minimize the amount of inventory on hand to reduce the risk that the inventory will become obsolete or decline in value. We are able to do this by relying on the ready availability of products from our principal suppliers.

We expect to be able to meet our contractual cash payment obligations by their due dates through cash generated from operations, augmented, if needed, by borrowings under the Credit Facility.

Credit Facility.  On April 30, 2007, we entered into a new $50,000 senior credit facility agreement (“Agreement”) with Castle Pines Capital LLC (“CPC”) to provide inventory financing and to fund working capital requirements. The new facility with CPC replaced the $40,000 senior credit facility with CPC. Key terms of the Agreement are summarized as follows:

•	The Agreement provides a discretionary line of credit up to a maximum aggregate amount of $50,000 to purchase inventory from CPC approved vendors.

•	The Agreement provides a working capital revolving line of credit under the above line of credit with an aggregate outstanding sublimit of $10 million.

•	The working capital revolving line of credit incurs interest payable monthly at the rate of prime plus 0.5%.

•	The Agreement contains customary covenants regarding maintenance of insurance coverage, maintenance of and reporting collateral, and submission of financial statements. The Agreement also contains covenants measured as of the end of each calendar quarter covering required maintenance of minimum current ratio, tangible net worth, working capital, and total liabilities to tangible net worth ratio (all as defined in the Agreement, as amended).

•	The credit facility is collateralized by substantially all of our assets.

•	The term of the Agreement is for one year, with automatic renewals for one year periods, except as otherwise provided under the Agreement.

On August 1, 2007, we entered into an amendment (“Amendment”) to the above Agreement to provide an additional $10 million credit facility specifically for acquisitions (“Acquisition Facility”). Advances under the Acquisition Facility will be specific to each acquisition and subject to approval by CPC based on pre-established criteria contained in the Amendment. Key terms of the Amendment are summarized as follows:

•	$10,000 maximum aggregate commitment for acquisitions.

•	Advances under the Acquisition Facility are not to exceed 80% of purchase price or six times adjusted EBITDA, as defined in the Amendment, for the twelve months immediately preceding the acquisition closing date.

•	Interest is payable at the rate of prime plus 2%.

•	An acquisition commitment fee of 1% of the advance amount is payable with one-eighth paid at closing and seven-eighths paid with each loan funding.

•	Repayment of each advance under the Acquisition Facility is interest only for first year then amortizing for 36 to 48 months, to be determined for each advance, with no penalty to prepay any principal balance. The loan will also be reduced annually by an amount equal to 25% of excess cash flow, as defined in the Amendment, beginning December 31, 2008.

•	CPC may negotiate with us to revise existing financial covenants in conjunction with each advance as required.

•	Termination date of the senior credit facility was extended to August 1, 2009, subject to automatic renewal as defined in the Amendment.

As of December 31, 2007, we have used $6,000 of the borrowing capacity under the Acquisition Facility, which accrues interest at the rate of 9.25% (prime plus 2.0%).

As of December 31, 2007, borrowing capacity and availability under the Credit Facility was as follows (amounts in thousands):

Total Credit Facility	$50,000
Borrowing base limitation	(14,476)

Total borrowing capacity	35,524
Less interest-bearing borrowings	—
Less non-interest bearing advances	(32,519)

Total unused availability	$3,005

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

To the extent that we have credit availability under the Credit Facility, it gives us the ability to extend the payment terms past the Free Finance Period. Amounts extended past the Free Finance Period accrue interest and are classified as notes payable on our balance sheet. These extended payment balances under the Credit Facility accrue interest at the prime rate (7.25% at December 31, 2007) plus 0.5%.

As defined in the Credit Facility there are restrictive covenants that are measured at each quarter and year end. The covenants effective January 1, 2008, require us to:

•	maintain Minimum Tangible Net Worth of $8.0 million;

•	maintain a maximum Debt to Tangible Net Worth ratio of 6.0 to 1;

•	maintain Minimum Working Capital of not less than $6.5 million; and

•	maintain a Current Ratio of not less than 1.10 to 1.0.

At December 31, 2007, we were in compliance with the loan covenants, and we anticipate that we will be able to comply with the loan covenants during the next twelve months. If we violate any of the loan covenants, we would be required to seek waivers from CPC for those non-compliance events. If CPC refused to provide waivers, the amount due under the Credit Facility could be accelerated and we could be required to seek other sources of financing.

Cash Flows.  During 2007, our cash increased by $7,545. Operating activities provided $10,025, investing activities used $5,584 and financing activities provided $3,104.

Operating Activities.  Operating activities provided $10,025 in 2007 as compared to using cash of $710 in 2006 and providing cash of $8,050 in 2005. Adjustments for non-cash-related items in 2007 of $2,150 included $1,659 from depreciation and amortization and $653 from share-based compensation. Changes in asset and liability accounts provided $4,112. The most significant source was accounts receivable which provided $2,733 from improved timeliness of collections as reflected in the reduction of Days Sales Outstanding from 66 to 62. Discontinued operations provided $28 in cash, primarily from the collection of notes receivable.

Investing Activities.  Investing activities used $5,584 in 2007 compared to the use of $2,606 in 2006 and $5,084 in 2005. Investing activities related to cash paid for acquisitions were $4,011 in 2007, $2,177 in 2006, and $4,562 in 2005. Our investing activities related to capital expenditures in all three years were primarily related to purchases of computer equipment and software, and to a lesser degree, leasehold improvements. Discontinued operations provided cash from investing activities in 2006 of $1,492 as a result of the sales of Stratasoft and Valerent.

Financing Activities.  Financing activities provided $3,104 compared to providing $2,514 in 2006 and using $5,344 in 2005. Borrowings under the acquisition credit facility established during 2007 and utilized for the Select, Inc. acquisition provided cash of $6,000. Borrowings under the Credit Facility used cash of $4,350 in 2007, provided cash of $1,886 in 2006, and used cash of $5,658 in 2005. Stock option holders exercised stock options, which provided cash of $1,449, $613, and $209 in 2007, 2006, and 2005, respectively.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). The purpose of issuing the statement is to replace current guidance in SFAS 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. The Company does anticipate that the adoption of SFAS 141R will have a future impact on the way in which business combinations will be accounted for compared to current practice. SFAS 141R is effective for the Company beginning January 1, 2009. Early adoption is not permitted. The Company is currently evaluating the impact that SFAS 141R will have on its financial statements and disclosures.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). SFAS 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for the Company beginning January 1, 2009. The adoption of SFAS 160 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not: (a) affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value; (b) establish requirements for recognizing and measuring dividend income, interest income, or interest expense; or (c) eliminate disclosure requirements included in other accounting standards. SFAS 159 is effective for the Company beginning January 1, 2008. The adoption of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for the Company beginning January 1, 2009. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We attempt to manage our borrowings under the our senior credit facility (“Senior Facility”) and under our acquisition facility (“Acquisition Facility”) with Castle Pines Capital LLC to minimize interest expense. The interest rate of the Senior Facility is the prime rate plus 0.5% and the interest rate of the Acquisition Facility is the prime rate plus 2.0% (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”). During the year ended December 31, 2007, the interest rates of borrowings under the Senior Facility ranged from 7.75% to 8.75% and the interest rates of borrowings under the Acquisition Facility ranged from 9.25% to 10.25%. A one percent change in variable interest rates will not have a material impact on our results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

INX INC. AND SUBSIDIARIES

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of INX Inc.:

We have audited the accompanying consolidated balance sheets of INX Inc. (formerly I-Sector Corporation) (a Delaware corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INX Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. Also as discussed in Note 2 to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of January 1, 2006, in connection with the adoption of SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

/s/  GRANT THORNTON LLP

Houston, Texas
March 5, 2008

INX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except
	share and par value amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$9,340	$1,795
Accounts receivable — trade, net of allowance of $470 and $299	45,128	42,424
Inventory, net	1,439	1,157
Deferred income taxes	2,100	—
Other current assets	2,062	2,086

Total current assets	60,069	47,462
Property and equipment, net of accumulated depreciation of $3,728 and $2,414	4,421	3,854
Goodwill	16,603	10,891
Intangible assets, net of accumulated amortization of $1,592 and $1,264	3,148	283
Other assets	—	30

Total assets	$84,241	$62,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$6,200	$4,609
Accounts payable	37,233	28,798
Accrued payroll and related costs	3,788	3,362
Accrued expenses	1,825	1,676
Other current liabilities	1,440	1,385

Total current liabilities	50,486	39,830

Long-term liabilities:
Deferred income taxes	1,565	—
Other long-term liabilities	163	306

Total long-term liabilities	1,728	306

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 7,548,892 and 6,603,070 issued	75	66
Additional paid-in capital	36,497	30,598
Accumulated deficit	(4,545)	(8,280)

Total stockholders’ equity	32,027	22,384

Total liabilities and stockholders’ equity	$84,241	$62,520

The accompanying notes are an integral part of these consolidated financial statements

INX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except share and per share amounts)

Revenue:
Products	$180,311	$135,317	$94,570
Services	27,656	20,696	12,749

Total revenue	207,967	156,013	107,319

Cost of goods and services:
Products	148,564	110,185	79,715
Services	19,756	15,331	9,028

Total cost of goods and services	168,320	125,516	88,743

Gross profit	39,647	30,497	18,576
Selling, general and administrative expenses	36,152	28,710	22,759

Operating income (loss)	3,495	1,787	(4,183)
Interest (expense)	(354)	(273)	(297)
Interest income	286	42	59
Other income (expense), net	(11)	(1)	2

Income (loss) from continuing operations before income taxes and minority interest	3,416	1,555	(4,419)
Income tax expense (benefit)	(236)	44	475

Income (loss) from continuing operations before minority interest	3,652	1,511	(4,894)
Minority interest	—	—	23

Net income (loss) from continuing operations	3,652	1,511	(4,917)
Income (loss) from discontinued operations, net of taxes	83	(316)	(2,967)

Net income (loss)	$3,735	$1,195	$(7,884)

Net income (loss) per share:
Basic:
Net income (loss) from continuing operations before minority interest	$0.52	$0.24	$(0.86)
Income (loss) from discontinued operations, net of taxes	0.01	(0.05)	(0.52)

Net income (loss) per share	$0.53	$0.19	$(1.38)

Diluted:
Net income (loss) from continuing operations before minority interest	$0.45	$0.21	$(0.86)
Income (loss) from discontinued operations, net of taxes	0.02	(0.05)	(0.52)

Net income (loss) per share	$0.47	$0.16	$(1.38)

Shares used in computing net income (loss) per share:
Basic	7,026,623	6,318,674	5,706,323

Diluted	8,027,286	7,293,737	5,706,323

The accompanying notes are an integral part of these consolidated financial statements

INX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	$.01 Par Value		Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2005	5,201,354	$52	$17,513	$(1,716)	$15,849
Exercise of common stock options	157,414	2	207	—	209
Exchange of INX and I-Sector options	—	—	5,729	—	5,729
Exchange of INX and I-Sector common stock	244,890	2	1,528	—	1,530
Issuance of shares for Network Architects acquisition	308,166	3	1,997	—	2,000
Issuance of shares for InfoGroup Northwest acquisition	65,102	1	512	—	513
Issuance of stock options	—	—	57	—	57
Vesting of consultant options	—	—	9	—	9
Repurchase and retirement of common stock	(1,300)	—	(6)	—	(6)
Net loss	—	—	—	(7,884)	(7,884)

Balance at December 31, 2005	5,975,626	60	27,546	(9,600)	18,006
Cumulative effect of correction of accounting for professional fees as provided under SAB 108	—	—	—	125	125

Balance at January 1, 2006	5,975,626	60	27,546	(9,475)	18,131
Exercise of common stock options and other	332,859	3	610	—	613
Issuance of shares for Datatran acquisition	73,108	1	514	—	515
Issuance of shares as additional purchase price consideration for Network Architects acquisition	97,413	1	570	—	571
Issuance of shares as additional purchase price consideration for InfoGroup Northwest acquisition	122,544	1	750	—	751
Issuance of warrants	—	—	128	—	128
Common stock grant to employee	1,520	—	10	—	10
Share-based compensation expense related to employee stock options	—	—	462	—	462
Share-based compensation expense related to employee restricted stock grants	—	—	8	—	8
Net income	—	—	—	1,195	1,195

Balance at December 31, 2006	6,603,070	66	30,598	(8,280)	22,384
Exercise of common stock options	591,011	6	1,443	—	1,449
Issuance of vested restricted common stock	4,928	—	—	—	—
Issuance of shares as additional purchase price consideration for Datatran acquisition	25,253	—	250	—	250
Issuance of shares as additional purchase price consideration for Network Architects, Corp. acquisition	75,000	1	676	—	677
Issuance of shares as purchase price consideration for Select, Inc. acquisition	243,556	2	2,580	—	2,582
Share-based compensation expense related to employee stock options	—	—	557	—	557
Share-based compensation expense related to directors’ stock grants	9,072	—	90	—	90
Share-based compensation expense related to employee restricted stock grants	—	—	88	—	88
Excess tax benefit from stock option exercises	—	—	160	—	160
Issuance of warrants	—	—	86	—	86
Purchase and retirement of treasury stock resulting from grantee election to fund payroll taxes out of restricted stock grant	(1,198)	—	(13)	—	(13)
Repurchase and retirement of common stock	(1,800)	—	(18)	—	(18)
Net income	—	—	—	3,735	3,735

Balance at December 31, 2007	7,548,892	$75	$36,497	$(4,545)	$32,027

The accompanying notes are an integral part of these consolidated financial statements

INX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,735	$1,195	$(7,884)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(111)	316	2,967
Depreciation and amortization	1,659	1,178	949
Deferred income tax (benefit)	(535)	—	—
Share-based compensation expense for employee stock options and restricted stock grant	653	415	—
Bad debt expense	268	63	9
Issuance of warrants	86	—	—
Issuance of stock grant	90	10	66
Loss on retirement of assets	12	9	26
Tax expense (benefit) from discontinued operations	28	—	(466)
Minority interest	—	—	23
Exchange of options in merger of subsidiary	—	—	5,729
Changes in assets and liabilities that provided (used) cash:
Accounts receivable, net	2,733	(17,584)	1,678
Inventory	156	(1,053)	302
Other current assets	130	(1,206)	(579)
Other assets	—	21	(21)
Accounts payable	1,653	14,981	3,875
Accrued expenses	(152)	837	496
Other current and long-term liabilities	(408)	792	468

Net cash provided by (used in) continuing operations	9,997	(26)	7,638
Net operating activities from discontinued operations	28	(684)	412

Net cash provided by (used in) operating activities	10,025	(710)	8,050

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of effect of acquisitions	(1,591)	(1,921)	(476)
Acquisition of Select, Inc., net of $2,864 cash acquired	(3,375)	—	—
Acquisition of Datatran Network Systems	(250)	(1,000)	—
Acquisition of InfoGroup Northwest, Inc.	—	(751)	(1,900)
Acquisition of Network Architects, Corp.	—	(394)	(2,300)
Proceeds of sale of fixed assets	3	—	31
Transaction costs paid for acquisitions	(386)	(32)	(362)

Net cash used in investing activities of continuing operations	(5,599)	(4,098)	(5,007)
Net investing activities of discontinued operations	15	1,492	(77)

Net cash used in investing activities	(5,584)	(2,606)	(5,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under acquisition credit facility	6,000	—	—
Borrowings (payments) of short-term interest bearing credit facility, net	(4,350)	1,886	(5,658)
Exercise of stock options	1,449	613	209
Excess tax benefits from stock option exercises	160	—	—
Proceeds from other short-term borrowings	472	407	370
Payments of other short-term borrowings	(531)	(391)	(163)
Debt issuance costs paid	(65)	—	—
Purchase of treasury stock resulting from grantee election	(13)	—	—
Purchase of common stock	(18)	—	(6)

Net cash provided by (used in) financing activities of continuing operations	3,104	2,515	(5,248)
Net financing activities of discontinued operations	—	(1)	(96)

Net cash provided by (used in) financing activities	3,104	2,514	(5,344)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,545	(802)	(2,378)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,795	2,597	4,975

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,340	$1,795	$2,597

The accompanying notes are an integral part of these consolidated financial statements

INX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$272	$219	$426

Cash paid for income taxes	$16	$14	$42

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of Select, Inc.:
Fair value of assets acquired	$6,807	$—	$—
Common stock issued	(2,582)	—	—
Noncompete agreement liability	(450)	—	—
Transaction costs accrued	(50)	—	—
Acquisition of Datatran Network Systems:
Fair value of assets acquired	500	1,515	—
Common stock issued	(250)	(515)	—
Acquisition of Network Architects, Corp.:
Fair value of assets acquired	677	965	4,300
Common stock issued	(677)	(571)	(2,000)
Acquisition of InfoGroup Northwest, Inc.:
Fair value of assets acquired	—	1,502	2,400
Common stock issued	—	(751)	(500)
Acquisition of INX minority interest:
Common stock issued	—	—	1,530
Minority interest acquired	—	—	(302)
Obligation under software license agreement:
Fair value of asset acquired	—	775	—
Obligation incurred	—	(775)	—
Issuance of warrants in connection with sale of Stratasoft, Inc.	—	(128)	—

The accompanying notes are an integral part of these consolidated financial statements

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands, except share and per share amounts)

1.	Description of Business

INX Inc. (“INX” or the “Company”) is a provider of IP communications solutions for enterprise-class organizations based primarily on Cisco System, Inc. technology. These solutions include design, implementation and support of LAN/WAN routing and switching, IP telephony, voice over IP (“VoIP”), network security, network storage and wireless networks. Effective December 31, 2005, the Company merged its wholly owned InterNetwork Experts, Inc. subsidiary with I-Sector Corporation and changed its name from I-Sector Corporation to INX Inc. The accompanying consolidated financial statements include the accounts of INX Inc. and its wholly-owned subsidiaries, Select, Inc. and Valerent, Inc. All intercompany transactions and accounts are eliminated in consolidation.

2.	Summary of Significant Accounting Policies

Basis of Presentation — On November 3, 2005, the Company’s Board of Directors approved a plan to sell the Stratasoft and Valerent subsidiaries as further discussed in Note 4. Therefore, the Stratasoft and Valerent results of operations and cash flows are classified as discontinued operations for all periods presented. The remaining assets and liabilities of Stratasoft and Valerent are classified as current and noncurrent assets and liabilities of continuing operations in the accompanying balance sheets for all periods presented as further discussed in Note 4. As a result of the classification of Stratasoft and Valerent as discontinued operations, the Company reports under only one segment.

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

Goodwill — Goodwill is the excess of the purchase price over the fair values assigned to the net assets acquired in business combinations. Goodwill is not amortized, but instead is subject to periodic testing for impairment. Goodwill is tested for impairment on an annual basis and more frequently if facts and circumstances indicate

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill carrying values exceed estimated reporting unit fair values. Goodwill is written down when impaired. Based on the impairment tests performed, there was no impairment of goodwill in 2007 or 2006.

Intangible Assets — Intangible assets are being amortized over their estimated useful lives of two to ten years (see Note 6).

Impairment of Long-Lived Assets — Impairment losses other than goodwill are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Income Taxes — Income taxes are accounted for under the liability method, which requires, among other things, recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and the recognition of available tax carryforwards. The tax provision allocated to discontinued operations is based on the incremental tax effect after computing the tax provision on continuing operations. It is the company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities

Use of Estimates — The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from these estimates.

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

The Company sells hardware maintenance contracts that are serviced and supported solely by a third party, who is the primary obligor of these contracts. There are multiple factors under Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” or EITF 99-19, but the primary obligor is a strong factor in determining whether the Company acts as a principal or agent and whether gross or net revenue presentation is appropriate. As the Company has concluded that it is more of an agent in the sale of hardware maintenance contract, revenue is reported by the Company net of the cost of the hardware maintenance contract from the third party.

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

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company records taxes applicable under EITF No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” on a net basis. Collectibility is assessed based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Accruals for estimated sales returns and other allowances and deferrals are recorded as a reduction of revenue at the time of revenue recognition. These provisions are based on contract terms and prior claims experience and involve significant estimates. If these estimates are significantly different from actual results, our revenue could be impacted.

Vendor Incentives — INX participates in a vendor incentive program under which incentives are principally earned by sales volume, sales growth and customer satisfaction levels. The amounts earned under these programs are accrued when they are deemed probable and can be reasonably measured; otherwise, they are recorded when they are declared by the vendor or the cash is received, whichever is earlier. As a result of these estimates, the amount of rebates declared by the vendor, or the amount of rebates received in cash, the effect of vendor incentives on cost of goods can vary significantly between quarterly and annual reporting periods. The incentives are recorded as a reduction of cost of goods and services. Selling, general and administrative expenses are increased for any associated commission expense and payroll tax related to the incentives. The Company recognized vendor incentives of $7,200, $6,303 and $2,876 in 2007, 2006 and 2005, respectively. During the fourth quarter of 2006, additional incentives of $691 were recorded as a change in estimate increasing 2006 income from continuing operations and net income by $691 or $0.11 per share (basic) and $0.09 per share (fully diluted). Accounts receivable from vendors of $2,851 and $3,280 at December 31, 2007 and 2006, respectively, are reported under “Accounts receivable — trade” in the consolidated balance sheets.

Advertising Costs — Advertising costs consist of print advertising and trade show materials and are expensed as incurred.

Research and Development Costs — Research and development expenditures are charged to operations as incurred and consist primarily of compensation costs, outside services, and expensed materials. The Company incurred research and development expenditures of $0, $289 and $162 in 2007, 2006 and 2005, respectively.

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

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Audit and Tax Professional Fees — Since inception the Company recorded audit professional fees in the year under audit and tax professional fees in the year for which the tax returns were filed. Generally accepted accounting principles require audit and tax professional fees to be expensed as incurred, which are primarily in the year subsequent to the year under audit or the year for which tax returns are filed. Prior to 2006, the difference between the two methods was immaterial to the Company’s financial position and results of operations. Applying the guidance of SAB 108, the Company corrected its accounting for audit and tax fees in 2006 by reducing January 1, 2006 accrued expenses and retained deficit in the amount of $125 for the cumulative effect of the correction.

Recent Accounting Pronouncements — In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). The purpose of issuing the statement is to replace current guidance in SFAS 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. The Company does anticipate that the adoption of SFAS 141R will have a future impact on the way in which business combinations will be accounted for compared to current practice. SFAS 141R is effective for the Company beginning January 1, 2009. Early adoption is not permitted. The Company is currently evaluating the impact that SFAS 141R will have on its financial statements and disclosures.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). SFAS 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective for the Company beginning January 1, 2009. The adoption of SFAS 160 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not: (a) affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value; (b) establish requirements for recognizing and measuring dividend income, interest income, or interest expense; or (c) eliminate disclosure requirements included in other accounting standards. SFAS 159 is effective for the Company beginning January 1, 2008. The adoption of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for the Company beginning January 1, 2009. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Acquisitions

The Company completed one acquisition in 2007, one acquisition in 2006, and two acquisitions in 2005. The acquisitions were consummated to improve the Company’s geographical presence and enhance its technical capabilities.

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

The consideration paid at closing pursuant to the SPA was (a) $6,250 in cash, including $1,000 placed in escrow under holdback provisions defined in the SPA and (b) 231,958 shares of the Company’s Common Stock, $0.01 par value (the “Common Stock”) valued at $10.60 per share or $2,459, which amount of shares was determined by dividing $2,250 by $9.70, which is the greater of (i) average closing price per share for the Common Stock as reported by Nasdaq for the five consecutive trading days ending August 28, 2007 and (ii) $9.50. The President and major shareholder of Select entered into a five-year noncompete agreement at closing providing for equal monthly payments of $21 over two years, which were recorded at their present value of $450. Cash of $6,000 was borrowed from the Acquisition Facility under the Credit Agreement with Castle Pines Capital LLC. In connection with the stock purchase, the Credit Agreement with Castle Pines Capital LLC was amended for the modification of certain

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial covenants and for the addition of Select as a party to the Credit Agreement. Broker costs and professional fees of $512 were incurred in the purchase, of which $339 was paid in cash, $50 accrued, and $123 was paid through the issuance of 11,598 shares of common stock.

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

	Year Ended December 31,
	2007	2006

Revenues	$236,110	$189,767

Net income from continuing operations	$3,996	$1,382

Net income per share from continuing operations:
Basic	$0.55	$0.21

Diluted	$0.48	$0.18

Weighted average shares used in calculation:
Basic	7,242,931	6,562,230

Diluted	8,243,594	7,537,293

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

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The calculation of the 71,003 shares of the Company’s common stock was determined by dividing $500 by the greater of (i) average closing price per share for the Common Stock as reported by AMEX for the five consecutive trading days ending prior to February 1, 2006 or (ii) $4.50.

Additional purchase price consideration valued at $500 and recorded as goodwill was paid to DNS in June 2007 for achievement of certain operating profit milestones during the twelve-month period ending February 28, 2007. The consideration consisted of a cash payment of $250 and issuance of 25,253 shares of the Company’s common stock with a value of $250. The calculation of the number of shares of Company’s common stock was determined by dividing $250 by $9.90, the average closing price per share for the common stock as reported by NASDAQ for the five consecutive trading days prior to March 1, 2007. Additionally, cash of $36 was paid to the broker of the transaction.

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

Additional purchase price consideration valued at $965 was paid to Network Architects in June 2006 for achievement of certain operating profit milestones during the twelve-month period ended May 31, 2006. The consideration was comprised of $394 paid in cash and 97,413 shares of the Company’s common stock valued at the average closing price per share as reported by NASDAQ for the five consecutive trading days ending June 28, 2006. Additional purchase price consideration consisting of 75,000 shares of the Company’s common stock, were issued to Network Architects in June 2007 for achievement of certain operating profit milestones during the twelve-month period ending May 31, 2007. The additional purchase price consideration was valued at $677, determined by multiplying the shares issued by the closing price per share for the common stock as reported by NASDAQ on June 29, 2007. The additional purchase price consideration was recorded as goodwill.

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

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional purchase price consideration valued at $1,430 was paid to InfoGroup in August 2006 for achievement of certain operating profit milestones during the twelve-month period ending June 30, 2006. The consideration consisted of $715 paid in cash and $715 in shares of the Company’s common stock valued at the average closing price per share as reported by NASDAQ for the five consecutive trading days ending two days prior to August 15, 2006. Additionally, cash and stock valued at $71 was paid to the broker of the transaction. The additional purchase price consideration and transaction costs were recorded as goodwill.

The following table summarizes the estimated fair values, including professional fees and other related acquisition costs, at the date of acquisition, including additional purchase price consideration subsequently paid.

		Datatran	Network	InfoGroup
		Network	Architects,	Northwest,
	Select, Inc.	Systems	Corp.	Inc.

Allocated acquisition cost:
Intangible assets:
Customer relationships, amortized from 2 to 10 years	$2,489	$123	$151	$50
Noncompete agreements, amortized from 3 to 5 years	704	45	90	84
Cash	2,864	—	—	—
Accounts receivable	5,705	—	—	—
Inventory	429	25	—	—
Property and equipment	331	38	500	297
Other assets	31	5	4	15
Goodwill	4,500	1,847	5,261	3,580
Accounts payable and other liabilities assumed	(7,382)	—	—	—

Net assets acquired	9,671	2,083	6,006	4,026
Less: cash acquired	(2,864)	—	—	—

Net amount paid for acquisition	$6,807	$2,083	$6,006	$4,026

4.	Discontinued Operations

Telecom and Computer Products Divisions

Prior to 2004, INX sold a computer products reselling business, PBX telephone systems dealer business, and the Telecom Systems division. During 2005, the Company resolved the collectibility of certain accounts receivable of these operations. In 2006, the Company settled a lawsuit for $100 filed in August 2002, by Inacom Corp. claiming INX owed the sum of approximately $570. The excess accrual of $469 was reflected in the gain on disposal of discontinued operations detailed below.

Stratasoft and Valerent Subsidiaries

On November 3, 2005, the Company’s Board of Directors approved a plan to sell its Stratasoft and Valerent subsidiaries. This action was taken due to continuing losses at Stratasoft and the decision to build value with a focused strategy in the operations at INX. Under a Stock Purchase Agreement (“Agreement”) dated January 26,

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006, INX sold all outstanding shares of Stratasoft’s common stock for a pretax gain on disposal of $302. Key terms of the sale are summarized as follows:

•	All outstanding Stratasoft common stock was sold for a purchase price of $3,000, which has been or is subject to reduction as follows:

•	$800 placed in escrow, which is available to satisfy indemnified losses, if any, as defined in the Agreement. Funds placed in escrow are excluded from the estimated gain stated above. Approximately $604 in indemnified losses, net of interest earned, have been paid or presented for payment as of December 31, 2007.

•	$221 representing a preliminary net working capital adjustment, as defined. The final working capital adjustment recorded during June 2006 resulted in the further reduction of the sale proceeds of $40.

•	The Company indemnified the buyer for potential losses as defined in the Agreement to a maximum of $1,400, inclusive of amounts placed in escrow. Excess funds held in escrow were scheduled to be released on January 26, 2008. However, certain potential third-party claims remain outstanding, including the Schneider Rucinski lawsuit discussed further in Note 15. As provided in the Agreement, funds of $196 held in escrow at December 31, 2007 will not be released until such claims are resolved.

•	The Agreement provided for additional consideration to the Company if either of the following conditions were met: (1) Stratasoft revenue exceeds $10,000 for any consecutive twelve month period within two years of closing or (2) Stratasoft is sold by the buyer to another party prior to January 26, 2008, for an amount in excess of $15,000. Neither condition was met; therefore, no consideration is due the Company.

Transaction costs of $815 were incurred by the Company in connection with the transaction, including the $128 value of warrants issued to the investment banker for the transaction for 40,000 shares of common stock with an exercise price of $6 per share. The warrants expire on January 26, 2011. Additional transaction costs of up to $120 are payable based on the final sale price. Additional costs of $134 were recorded as a reduction of the gain on sale for space leased by INX that will not be subleased to Stratasoft in the future.

The sale of Valerent operations involved two separate transactions which were closed in October 2006. The managed services business and related inventory, property and equipment were sold to OuterNet Management, L.P. for a cash sales price of $185. The consulting business and related property and equipment were sold to Vicano Acquisition Corp., a company owned by Valerent’s former president and brother-in-law of our CEO and largest shareholder. The consulting business was sold for cash paid at closing of $50 and a $70 promissory note to be received in twenty-four monthly installments of $3 plus interest of 10%. Additional consideration of $26 was earned for the first earnout period ended October 12, 2007 and additional consideration is due to the Company if certain revenue thresholds and conditions are met during the second earnout period ended October 12, 2008. The Company recorded a gain of $25 on the cash component of the transactions and will record a gain on proceeds under the $70 promissory note as received, of which a cumulative total of $41 was received through December 31, 2007.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations and gain on disposal of discontinued operations are summarized below:

	Year Ended December 31,
	2007	2006	2005

Revenues:
Stratasoft.	$—	$268	$5,277
Valerent	—	4,330	6,662

Total	$—	$4,598	$11,939

Income (loss) from operations of discontinued subsidiaries:
Stratasoft.	$12	$(288)	$(2,734)
Valerent	39	(830)	(239)

Total	51	(1,118)	(2,973)
Gain on disposal of discontinued operations:
Stratasoft.	—	302	—
Valerent	60	31	—
Telecom and Computer Products Divisions	—	469	106
Cumulative effect of change in accounting method at Stratasoft	—	—	(566)
Income tax (expense) benefit	(28)	—	466

Income (loss) from discontinued operations, net of taxes	$83	$(316)	$(2,967)

The components of assets and liabilities of discontinued operations in the accompanying balance sheets are as follows:

	December 31,
	2007	2006

Other current assets:
Notes receivable, current	$29	$19

Other assets:
Notes receivable, noncurrent	$—	$30

Other current liabilities:
Accrued expenses	$44	$61
Deferred revenue	29	64

Total	$73	$125

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

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

5.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2007	2006

Equipment	$348	$305
Computer equipment	3,585	2,904
Computer software	2,127	1,338
Furniture and fixtures	971	831
Leasehold improvements	1,013	785
Vehicles	105	105

	8,149	6,268
Accumulated depreciation and amortization	(3,728)	(2,414)

Total	$4,421	$3,854

Property and equipment are depreciated over their estimated useful lives ranging from three to ten years using the straight-line method. Depreciation expense totaled $1,331, $921 and $570 for 2007, 2006 and 2005, respectively.

6.	Intangible Assets

	December 31, 2007		December 31, 2006		Weighted
	Gross		Gross		Average
	Carrying	Accumulated	Carrying	Accumulated	Remaining
	Amount	Amortization	Amount	Amortization	Life

Amortized intangible assets:
Customer lists	$3,649	$1,208	$1,160	$997	9.54
Other	1,091	384	387	267	4.42

Total	$4,740	$1,592	$1,547	$1,264

The increase in gross carrying amount of customer lists and other intangibles from December 31, 2006 to December 31, 2007 was due to the Select, Inc. acquisition as discussed further in Note 3. Amortization expense totaled $328, $257 and $377 for 2007, 2006 and 2005, respectively.

The estimated aggregate amortization expense for future years is as follows:

2008	$462
2009	401
2010	391
2011	390
2012	343
Thereafter	1,161

Total	$3,148

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Earnings Per Share

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

	Year Ended December 31,
	2007	2006	2005

Numerator for basic and diluted earnings per share:
Net income (loss) from continuing operations before minority interest	$3,652	$1,511	$(4,894)
Minority interest	—	—	(23)

Net income (loss) from continuing operations used in computing income (loss) per share	3,652	1,511	(4,917)
Income (loss) from discontinued operations, net of taxes	83	(316)	(2,967)

Net income (loss)	$3,735	$1,195	$(7,884)

Denominator for basic earnings per share — weighted-average shares outstanding	7,026,623	6,318,674	5,706,323
Effect of dilutive securities:
Shares issuable from assumed conversion of common stock options and restricted stock	1,000,662	975,063	—

Denominator for diluted earnings per share — weighted-average shares outstanding	8,027,286	7,293,737	5,706,323

For 2007 and 2006, we did not include 625,000 warrants and for 2005 we did not include 575,000 warrants to purchase common stock in determination of the dilutive shares since they are antidilutive. For the years ended December 31, 2007 and December 31, 2006, no options were excluded in the calculation of diluted earnings. Options to purchase 1,154,007 shares for the year ended December 31, 2005 were not used in the calculation of diluted earnings since the effect of potentially dilutive securities in computing a loss per share is antidilutive.

8.	Notes Payable

Notes payable on the accompanying balance sheets consist of the following:

	December 31,
	2007	2006

Revolving credit facility bearing interest of prime plus .5%	$—	$4,350
Revolving acquisition credit facility bearing interest of prime plus 2.0%	6,000	—
Notes payable bearing interest of 6.00% with monthly payments of $40 due May 2008	200	—
Notes payable bearing interest of 6.25% with monthly payments of $74 due July 2007	—	259

Total, all due within 12 months	$6,200	$4,609

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 30, 2007, the Company entered into a new $50,000 senior credit facility agreement (“Agreement”) with Castle Pines Capital LLC (“CPC”) to provide inventory financing and to fund working capital requirements. The new facility with CPC replaced the $40,000 senior credit facility with CPC. Key terms of the Agreement are summarized as follows:

•	The Agreement provides a discretionary line of credit up to a maximum aggregate amount of $50,000 to purchase inventory from CPC approved vendors.

•	The Agreement provides a working capital revolving line of credit under the above line of credit with an aggregate outstanding sublimit of $10 million.

•	The working capital revolving line of credit incurs interest payable monthly at the rate of prime plus 0.5%.

•	The Agreement contains customary covenants regarding maintenance of insurance coverage, maintenance of and reporting collateral, and submission of financial statements. The Agreement also contains covenants measured as of the end of each calendar quarter covering required maintenance of minimum current ratio, tangible net worth, working capital, and total liabilities to tangible net worth ratio (all as defined in the Agreement, as amended).

•	The credit facility is collateralized by substantially all assets of the Company.

•	The term of the Agreement is for one year, with automatic renewals for one year periods, except as otherwise provided under the Agreement.

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

Inventory floor plan borrowings are reflected in accounts payable in the accompanying consolidated balance sheets, except for $0 and $4,350 that is interest bearing and is reflected in notes payable in the accompanying consolidated balance sheets at December 31, 2007 and December 31, 2006, respectively. Borrowings accrue interest at the prime rate (7.25% at December 31, 2007) plus 0.5% on outstanding balances that extend beyond the vendor approved free interest period. At December 31, 2007, INX was in compliance with the loan covenants effective at that date and anticipates that it will be able to comply with its loan covenants for the next twelve months. In the event INX does not maintain compliance, it would be required to seek waivers from CPC for those events, which, if not obtained,

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

could accelerate repayment and require INX to seek other sources of finance. At December 31, 2007, INX had $32,519 outstanding on inventory floor plan finance borrowings, and the unused availability was $3,005.

The weighted-average interest rate for borrowings under all credit line arrangements in effect during, 2007, 2006 and 2005 was 9.4%, 8.5% and 8.6%, respectively. The average amount of borrowings under all credit line arrangements in effect during 2007, 2006 and 2005 was $3,180, $3,004 and $3,201, respectively.

9.	Income Taxes

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2007	2006	2005

Current provision:
Federal	$—	$16	$475
State	166	28	—

Total current provision	166	44	475
Deferred benefit	(402)	—	—

Total expense (benefit) from continuing operations	(236)	44	475
Total expense (benefit) from discontinued operations	28	—	(466)

Total expense (benefit)	$(208)	$44	$9

The total provision for income taxes for continuing operations during the years ended December 31, 2007, 2006 and 2005 varied from the U.S. federal statutory rate due to the following:

	Year Ended December 31,
	2007	2006	2005

Federal income tax at statutory rate	$1,162	$761	$(1,502)
Minority interest	—	—	1,956
Meals and entertainment expenses	82	59	29
State taxes, net of federal tax benefit	110	19	—
Other	43	15	(8)
Valuation allowance	(1,633)	(810)	—

Total expense (benefit) from continuing operations	$(236)	$44	$475

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net deferred tax assets computed at the statutory rate related to temporary differences were as follows:

	December 31,
	2007	2006

Net deferred tax assets (liabilities):
Accounts and notes receivable	$619	$234
Closing and severance costs	23	16
Deferred service revenue	331	93
Amortization of intangibles	(1,444)	(518)
Share-based compensation	55	1,589
Accrued liabilities	1,396	1,472
Inventory Reserves	(286)	—
Other	17	—
Depreciation	(176)	(492)
Net operating loss carryforward	—	860

Total	535	3,254
Less: Valuation allowance	—	(3,254)

Total	$535	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to SFAS No. 109, “ Accounting for Income Taxes,” become deductible. Management considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. During the fourth quarter of 2007, the Company reversed the valuation allowance related to the net operating loss carryforwards and other temporary items as the Company determined it was now more likely than not that it would be able to use the assets to reduce future tax liabilities. The reversal resulted in recognition of an income tax benefit of $535 in 2007 and a corresponding increase in the deferred tax asset on the Consolidated Balance Sheet.

At December 31, 2007, INX has a net operating loss (NOL) carryforward for federal income tax return purposes of approximately $5,650. Since United States tax laws limit the time during which an NOL may be applied against future taxable income and tax liabilities, INX may not be able to take full advantage of its NOL carryforward for federal income tax purposes. The carryforward will expire during the period 2023 through 2026 if not otherwise used. A change in ownership, as defined by federal income tax regulations, could significantly limit the company’s ability to utilize its carryforward.

As a result of the adoption of SFAS 123(R), the Company recognizes tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits. A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the cumulative book compensation charge associated with the award. At December 31, 2007, windfall tax benefits included in NOL carryforward but not reflected in deferred tax assets are $5.6 million.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Adoption of FASB Interpretation No. 48

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, and accounting in interim periods and disclosure. The adoption of FIN 48 did not have a material impact on the consolidated financial statements for the year ended December 31, 2007.

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and several states. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2003. The Company is currently not undergoing an income tax examination in any jurisdiction. The Company has not recorded a FIN 48 liability as of January 1, 2007, the date of adoption.

There were no interest or penalties recorded for unrecognized tax benefits for the year ended December 31, 2007. There were no interest or penalties accrued in the consolidated balance sheets for the years ended December 31, 2007 or 2006.

11.	Stockholders’ Equity

Equity Compensation Plans

The Company currently grants stock options under the following equity compensation plans:

1996 Incentive Stock Plan and the 1996 Non-Employee Director Stock Option Plan — The 1996 Incentive Stock Plan (the “1996 Incentive Plan”) and the 1996 Non-Employee Director Stock Option Plan (the “Director Plan”) were approved by the shareholders and no further shares may be granted under either plan. The 1996 Incentive Plan provided for the granting of incentive awards in the form of stock options, restricted stock, phantom stock, stock bonuses and cash bonuses in accordance with the provisions of the plan. The Director Plan provided for a one-time option by newly elected directors to purchase up to 5,000 common shares, after which each director was entitled to receive an option to purchase up to 5,000 common shares upon each date of re-election to INX’s Board of Directors. Options granted under the Director Plan and the 1996 Incentive Plan have an exercise price equal to the fair market value on the date of grant, are fully vested at December 31, 2007, and generally expire ten years after the grant date.

2000 Stock Incentive Plan — INX adopted the 2000 Stock Incentive Plan (the “2000 Incentive Plan”) as approved at the May 2000 annual shareholder’s meeting. At the May 15, 2007 shareholder’s meeting the 2000 Incentive Plan was amended to increase the number of shares of common stock available for stock option grants to 2,723,103. The 2000 Incentive Plan provides for the granting of incentive awards in the form of stock-based awards and cash bonuses in accordance with the provisions of the plan. All employees, including officers, and consultants and non-employee directors are eligible to participate in the 2000 Incentive Plan. Generally, the Compensation Committee has the discretion to determine the exercise price of each stock option under the 2000 Incentive Plan, and they expire within ten years of the grant date, except those classified as Incentive Stock Option (“ISO”) grants to a 10% or greater stockholder. ISO grants to a 10% or greater stockholder expire within five years of the grant date. The exercise price of each ISO grant may not be less than 100% of the fair market value of a share of common stock on the date of grant (110% in the case of a 10% or greater stockholder). Options granted under the 2000 Incentive Plan are subject to either cliff or graded vesting, generally ranging from three to ten years. At December 31, 2007, 43,372 shares were available for future option grants under the 2000 Incentive Plan.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the 2007, 2006 and 2005 periods were calculated using the following estimated weighted average assumptions:

	2007	2006	2005

Expected volatility	60.3%	63.1%	63.9%
Expected term (in years)	6.5	6.3	8.0
Risk-free interest rate	4.4%	4.7%	4.4%
Expected dividend yield	0%	0%	0%

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

Share-based compensation expense for stock options recognized under SFAS 123R for the years ended December 31, 2007 and 2006 was as follows:

	Year Ended December 31,
	2007	2006

Cost of products and services — services	$65	$57
Selling, general and administrative expenses	500	350

Share-based compensation from continuing operations before income taxes	565	407
Income tax benefit	—	—

Share-based compensation from continuing operations	565	407
Share-based compensation from discontinued operations	(8)	55

Total share-based compensation	$557	$462

Impact of total share-based compensation on net income per share:
Basic	$(0.08)	$(0.07)
Diluted	$(0.07)	$(0.06)

During April 2005, options for 10,000 shares were granted to an employee at an exercise price of $0.01. The difference between the exercise price and fair market value at date of grant of $57 was charged to earnings during the year ended December 31, 2005, with a corresponding increase in additional paid-in-capital, resulting in no impact on total stockholders’ equity. The year ended December 31, 2005 also included share-based compensation expense of $5,729 resulting from the remeasurement of stock options exchanged as part of the elimination of the InterNetwork Experts, Inc. minority interest as discussed further in Note 12. Prior to January 1, 2006, the Company accounted for its share-based compensation under the recognition and measurement principles of Accounting

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” In accordance with APB Opinion No. 25, no share-based compensation cost was reflected in the Company’s net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. Had the Company used the fair value based accounting method for share-based compensation expense prescribed by SFAS Nos. 123 and 148 for the year ended December 31, 2005, the Company’s consolidated net loss and net loss per share would have been increased to the pro-forma amounts illustrated as follows:

2005

Basic and diluted:
Net loss as reported	$(7,884)
Add: share-based employee compensation recognized, net of related income tax effect	5,786
Deduct: share-based employee compensation, net of related income tax effect	(6,461)

Pro forma net loss	$(8,559)

Net loss per share:
Basic — as reported	$(1.38)
Basic — pro forma	$(1.50)
Diluted — as reported	$(1.38)
Diluted — pro forma	$(1.50)

Option Activity

A summary of the activity under the Company’s stock option plans for the year ended December 31, 2007 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Options outstanding at December 31, 2006	1,870,763	$3.42
Granted	242,000	10.32		$31
Exercised	(591,010)	2.45		$5,376
Canceled	(41,017)	6.94		$125

Options outstanding December 31, 2007	1,480,736	$4.83	6.51	$8,403

Options exercisable at December 31, 2007	970,803	$2.92	5.27	$7,309

Options vested and options expected to vest at December 31, 2007	1,380,943	$4.66	6.77	$8,071

The total intrinsic value of options exercised during the year ended December 31, 2007, 2006 and 2005 was $5,376, $1,682 and $1,016, respectively. The total grant-date fair value of stock options that became fully vested during the year ended December 31, 2007, 2006 and 2005 was approximately $532, $412 and $122, respectively. The weighted average grant-date fair value of options granted during the year ended December 31, 2007, 2006 and 2005 was $6.41, $4.46 and $2.15, respectively. As of December 31, 2007, there was $2,228 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based awards, which is expected to be recognized over a weighted-average period of 2.12 years.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of nonvested shares as of December 31, 2006 and changes during the year ended December 31, 2007 is presented below:

		Weighted Average
		Grant Date
Nonvested Shares	Shares	Fair Value

Nonvested at December 31, 2006	37	—
Granted	194	$11.46
Vested	(14)	$9.06
Forfeited	(21)	$7.63

Nonvested at December 31, 2007	196	$11.30

Share-based compensation expense related to employee restricted stock grants was $88 and $8 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there was $1,985 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan, which is expected to be recognized over the weighted-average period of 3.9 years.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Since no tax benefit was recorded for share-based payment awards in the years ended December 31, 2007 and 2006, the aforementioned provisions of SFAS 123R and the related FASB Staff Position No. FAS 123R-3 had no impact on the Condensed Consolidated Financial Statements.

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

Common Stock Repurchase Plan — Effective December 4, 2007, the Board of Directors authorized the repurchase of up to $2,000 of the Company’s common stock on or before March 31, 2008. These repurchases were required to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements and other factors. The plan also requires the repurchased shares to be retired as soon as practicable following the repurchase. The plan did not obligate the Company to purchase any particular amount of common stock and could be suspended at any time at the Company’s discretion. As of December 31, 2007, 1,800 shares were repurchased and settled for $18, representing an average purchase price of $10.08. Shares repurchased at December 31, 2007 and settled and recorded in 2008 totaled 3,800 in the amount of $38, representing an average purchase price of $10.05.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants — Included in the units issued by INX on May 7, 2004 were 575,000 warrants to purchase common stock at an exercise price of $12.45 per share. These warrants are exercisable through May 7, 2009 and are subject to redemption by INX at a price of $0.25 per warrant upon 30 days notice to the holders; however, INX may only redeem the warrants if the closing price for INX common stock, as reported on Nasdaq, for any five consecutive days has equaled or exceeded $16.60.

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

In January 2007, INX issued warrants to an investor relations firm under a personal services agreement to purchase up to 50,000 shares of common stock at an exercise price equal to $8.00 per share expiring January 1, 2009. The warrants are exercisable and resulted in a charge to 2007 earnings of $86, which was reflected as an increase in selling, general, and administrative expenses with a corresponding increase in additional paid-in-capital. There was no impact on total stockholders’ equity.

12.	Elimination of Minority Interest in InterNetwork Experts, Inc.

On March 18, 2005, the Company acquired all of the InterNetwork Experts, Inc. shares held by a minority shareholder group in exchange for 244,890 shares of INX common stock. The transaction was recorded using the purchase method of accounting, resulting in recognition of goodwill of $1,408 including transaction costs of $180, elimination of $302 in minority interests, and an increase in common stock and additional paid-in-capital of $1,530. In connection with the transaction, InterNetwork Experts, Inc. stock options were exchanged for INX stock options, requiring remeasurement of the stock options as of the date of exchange. The resulting $5,729 charge to 2005 earnings was reflected as an increase in selling, general, and administrative expenses with a corresponding increase in additional paid-in-capital and therefore had no impact on total stockholders’ equity.

13.	Major Customers and Geographic Concentrations

International sales were approximately 3.7%, 4.9% and 3.5% of consolidated revenues for 2007, 2006 and 2005, respectively, based on the country in which the products were delivered or services provided. No single customer represented more than 10% of 2007 or 2006 consolidated revenues. The Company had one customer, Micro System Enterprise, Inc./Acclaim Professional Services (“MSE”), an agent related to the Dallas Independent School District E-Rate funded program that represented 12.8% of 2005 consolidated revenue.

14.	Related Party Transactions

Under an agreement that expired on January 31, 2007 (the “Old Lease”), the Company leased approximately 48,000 square feet of office space from Allstar Equities, Inc., (“Allstar”), wholly-owned by Mr. James H. Long, the Company’s Chief Executive Officer and largest shareholder. The office space was leased under the Old Lease at the rate of $37 per month triple net. Due to the sale of the Company’s former Stratasoft and Valerent subsidiaries, substantially less space was required by the Company at this location. Accordingly, on October 11, 2006, the Company executed a new lease agreement (“New Lease”) with Allstar effective February 1, 2007, reducing the leased space to 16,488 square feet under the following terms:

•	A lease term of eighty-four months ending January 31, 2014.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On January 25, 2008, Allstar sold the building and rights under the Lease to the General Consulate of Equatorial Guinea (“Consulate”), an unrelated third party. In connection with the sale of the building, INX, Allstar and Consulate executed a First Amendment to INX Inc. Lease Agreement (“Amendment”) on January 22, 2008, which included the following terms:

•	INX has the sole option to terminate its lease with 120 days notice for reasons specified in the Amendment. INX is not required to pay rent during the 120 day notice period.

•	INX has the right of first refusal on additional space on the second floor of the building.

The Audit Committee of the Board of Directors reviewed and approved the related party transaction contemplated by the Amendment.

Rental expense under the lease agreements with Allstar for the years ended December 31, 2007, 2006 and 2005 totaled approximately $257, $446, and $446, respectively. The Company paid for remodeling, parking lot repaving, and other improvements of the building leased from Allstar totaling $106, $267, and $8 for the years ended December 31, 2007, 2006 and 2005, respectively. The Audit Committee of the Board of Directors approved the 2006 expenditures. Under the transition to the new lease, sublease income earned by Allstar prior to expiration of the current lease is payable to the Company. At December 31, 2006, a $26 sublease income receivable from Allstar was recorded in the accompanying balance sheet, which was paid to the Company in 2007.

15.	Commitments and Contingencies

Litigation — The Company served as a subcontractor to Complete Communications Services, Inc. (“CoCom”), a subcontractor on certain school district contracts during 2007. On August 24, 2007, CoCom filed a Chapter 11 Petition in U.S. Bankruptcy Court. As of December 31, 2007, the Company has accounts receivable from CoCom of

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$325, less an allowance for doubtful accounts of $250. The remaining net accounts receivable of $75 is covered by a subcontractor bond, under which the Company has filed a lawsuit against the surety for payment. The Company received payments of $102 during the ninety day period preceding the bankruptcy filing which could potentially be deemed preferential. Further developments with regard to the Company’s claims against the sureties on bonds other than the subcontractor bond and continuing developments in the Bankruptcy Court proceedings resulted in the Company’s decision to increase the allowance for doubtful accounts, recording a charge to earnings of $154 during the fourth quarter of 2007. While the results of litigation with the surety and potential preference claims cannot be predicted with certainty, INX believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

On January 24, 2008, Schneider Rucinski Enterprises filed a lawsuit in the United States District Court Southern District of California styled Schneider Rucinski Enterprises v. Touch Asia Outsourcing Solutions, Stratasoft, Inc., INX Inc., et al claiming damages of $555 and other relief. On February 19, 2008, INX filed its motion to dismiss complaint for lack of subject matter jurisdiction or, in the alternative, to dismiss for failure to state a claim; memorandum of points and authorities in support thereof. INX cannot predict the final outcome of this matter, including whether it could have a materially adverse effect on its results of operations or financial position.

INX is also party to other litigation and claims which management believes are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, INX believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

Leases — Rent expense for the years ended December 31, 2007, 2006 and 2005 totaled approximately $1,404, $1,111, and $1,101, respectively. Future minimum rental commitments on noncancellable operating leases with remaining terms in excess of one year amount to approximately $1,282 in 2008, $1,274 in 2009, $869 in 2010, $517 in 2011, $449 in 2012, and $551 thereafter.

Obligation under Software License Agreement — Base payments of $612 in 2008 are required under a three year software license agreement expiring December 14, 2009. Supplemental fees may be payable under the software license agreement based on actual network devices utilizing the software. Supplemental fees will be expensed as incurred.

401(k) Plan — INX maintains a 401(k) savings plan wherein it matches a portion of the employee contribution. In addition, there is a discretionary matching fund based on the net profitability of INX. All full-time employees who have completed 90 days of service with INX are eligible to participate in the plan. Declaration of the discretionary portion of the matching fund is the decision of the Board. INX has made no additional contributions to the plan for the three years ended December 31, 2007. Under the standard plan matching program, INX’s expense was $80, $86 and $54 for the years ended December 31, 2007, 2006 and 2005, respectively.

Schedule II
Valuation and Qualifying Accounts
For Each of the Three Years Ended December 31, 2007
(Amounts in Thousands)

	Balance at	Charges to				Balance at
	Beginning	Costs and			Other	End of
	of Year	Expenses	Write-offs	Recoveries	Changes	Year

Accumulated provision deducted from related assets on balance sheet
Allowance for doubtful accounts:
2005	$601	$9	$449	$—	$—	$161
2006	161	63	5	80	—	299
2007	299	268	117	—	20	470

Note: amounts are reported for continuing operations only.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of certain members of our management, including our Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that, our disclosure controls and procedures at December 31, 2007 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. In conducting its evaluation, our management used the criteria set forth by the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management believes our internal control over financial reporting was effective as of December 31, 2007.

The certifications of INX’s Principal Executive Officer and Principal Financial Officer attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning INX’s disclosure controls and procedures and internal controls over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A(T) for a more complete understanding of the matters covered by such certifications.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

The information required by this item regarding the Company’s directors is incorporated herein by reference to the sections entitled “PROPOSAL 1 — ELECTION OF DIRECTORS”, “EXECUTIVE COMPENSATION”, and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders (“Proxy Statement”). Information regarding the Company’s executive officers is set forth in Item 4 of Part I of this Report under the caption “Executive Officers of the Registrant”.

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

(a) 1.  Financial Statements

The Index to Financial Statements and Financial Statement Schedule on page 45 is incorporated herein by reference as the list of financial statements required as part of this report.

2. Financial Statement Schedule

The Index to Financial Statements and Financial Statement Schedule on page 45 is incorporated herein by reference as the list of financial statement schedules required as part of this report.

3. Exhibits

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, March 7, 2008.

INX INC.
(Registrant)

By:	/s/ JAMES H. LONG
James H. Long
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JAMES H. LONG James H. Long	Chief Executive Officer and Chairman of the Board of Directors	March 7, 2008

/s/ BRIAN FONTANA Brian Fontana	Vice President and Chief Financial Officer	March 7, 2008

/s/ LARRY LAWHORN Larry Lawhorn	Controller and Chief Accounting Officer	March 7, 2008

/s/ DONALD R. CHADWICK Donald R. Chadwick	Director	March 7, 2008

/s/ CARY GROSSMAN Cary Grossman	Director	March 7, 2008

/s/ JOHN B. CARTWRIGHT John B. Cartwright	Director	March 7, 2008

EXHIBIT INDEX

Exhibit
No.	Description	Filed Herewith or Incorporated by Reference From:

2.1	Stock Purchase Agreement by and among The Resource Group International Limited and INX Inc. dated January 26, 2006	Exhibit 2.1 to Form 8-K filed January 31, 2006
3.1	Amended and Restated Bylaws of the Company	Exhibit 3.1 to Amendment 5 to Form S-1, Registration No. 333-09789, filed June 26, 1997
3.2	Certificate of Incorporation of the Company	Exhibit 3.2 to Amendment 1 to Form S-1, Registration No. 333-09789, filed September 19, 1996
3.3	Certificate of Amendment to Certificate of Incorporation of Allstar Systems, Inc., dated June 24, 1997	Exhibit 3.4 to Amendment 5 to Form S-1, Registration No. 333-09789, filed June 26, 1997
3.4	Certificate of Amendment to Certificate of Incorporation of Allstar Systems, Inc., dated March 5, 1999	Exhibit 3.3 to Form 8-A, Registration No. 001-31949, filed December 29, 2003
3.5	Certificate of Amendment to Certificate of Incorporation of Allstar Systems, Inc. dated July 10, 2000	Exhibit 3.4 to Form 8-A, Registration No. 001-31949, filed December 29, 2003
3.6	Certificate of Ownership and Merger	Exhibit 3.1 to Form 8-K, Registration No. 001-31949, dated January 6, 2006
4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Amendment 2 to Form S-1, Registration No. 333-09789, filed October 3, 1996
10.1	Form of Employment Agreement by and between the Company and certain members of management	Exhibit 10.5 to Amendment 1 to Form S-1, Registration No. 333-09789, filed September 19, 1996
10.2	Employment Agreement by and between Allstar Systems, Inc. and James H. Long, dated August 15, 1996	Exhibit 10.3 to Form 10-K Registration No. 001-31949, filed March 12, 2004
10.3	Amended & Restated Allstar Systems, Inc. 1996 Incentive Stock Plan, dated effective July 1, 1997	Exhibit 10.9 to Form 10-K Registration No. 001-31949, filed March 12, 2004
10.4	Amended & Restated I-Sector Corp. Stock Incentive Plan, dated effective July 28, 2003	Exhibit 10.10 to Form 10-K Registration No. 001-31949, filed March 12, 2004
10.5	Amended & Restated Internetwork Experts, Inc., Stock Incentive Plan dated effective August 1, 2003	Exhibit 10.11 to Form 10-K Registration No. 001-31949, filed March 12, 2004
10.6	First Amendment to I-Sector Corporation Incentive Plan	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated January 4, 2005
10.7	Second Amendment to I-Sector Corporation Incentive Plan, as amended and restated	Exhibit 10.2 to Form 8-K, Registration No. 001-31949, dated March 21, 2005
10.8	Third Amendment to I-Sector Corporation Incentive Plan	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated May 17, 2005
10.9	Fourth Amendment to I-Sector Corporate Incentive Plan	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed June 6, 2006
10.10	Fifth Amendment to I-Sector Corporate Incentive Plan	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed May 15, 2007
10.11	Lease Agreement by and between Allstar Equities, Inc. and I-Sector Corporation, dated February 1, 2002	Exhibit 10.32 to Form 10-K, Registration No. 000-21479, filed March 28, 2002
10.12	Lease Agreement between INX Inc. and Allstar Equities, Inc., dated October 11, 2006	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed October 12, 2006

Exhibit
No.	Description	Filed Herewith or Incorporated by Reference From:

10.13	Employment Agreement by and between I-Sector Corporation and Brian Fontana, dated December 20, 2004	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed December 20, 2004
10.14	Confidentiality Agreement by and between I-Sector Corporation and Brian Fontana, dated December 20, 2004	Exhibit 10.2 to Form 8-K, Registration No. 001-31949, filed December 20, 2004
10.15	Plan and Agreement of merger among I-Sector Corporation, INX Merger Sub, Inc. and InterNetwork Experts, Inc. dated as of February 1, 2005	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated February 7, 2005
10.16	Employment Agreement by and between I-Sector Corporation and Larry Lawhorn dated April 5, 2005	Exhibit 10.1 to Form 10-Q, Registration No. 001-31949, dated August 15, 2005
10.17	Credit Agreement by and among Castle Pines Capital LLC, I-Sector Corporation, Valerent, Inc., InterNetwork Experts, Inc., and Stratasoft, Inc. dated December 27, 2005	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated May 4, 2007
10.18	Credit Agreement by and among Castle Pines Capital LLC, INX, Inc., and Valerent, Inc. dated April 30, 2007	Exhibit 10.1 to Form 10-Q, Registration No. 001-31949, dated August 15, 2005
10.19	Acquisition Facility Amendment to Amended and Restated Credit Agreement by and among Castle Pines Capital LLC, and INX, Inc. dated August 1, 2007	Exhibit 10.2 to Form 10-Q, Registration No. 001-31949, dated August 6, 2007
10.20	Stock Purchase Agreement by and among INX Inc., Dana Zahka, and All Other Shareholders of Select, Inc. dated August 31, 2007	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed September 4, 2007
10.21	Amended and Restated Financial Covenants Amendment to Amended and Restated Credit Agreement by and between INX Inc. and Castle Pines Capital LLC dated August 31, 2007	Exhibit 10.2 to Form 8-K, Registration No. 001-31949, filed September 4, 2007
10.22	Amendment and Joinder to Credit Agreement by and among Select, Inc. and Castle Pines Capital LLC dated August 31, 2007	Exhibit 10.3 to Form 8-K, Registration No. 001-31949, filed September 4, 2007
10.23	Asset Purchase Agreement by and among INX Inc., Datatran Network Systems and Mel Sarowitz dated February 3, 2006	Exhibit 1.1 to Form 8-K filed February 6, 2006
10.24	Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.4 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.25	Amendment One, dated January 28, 2002 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.5 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.26	Amendment Two, dated November 21, 2002 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.6 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.27	Amendment Three, dated January 20, 2003 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.7 to Form 10-K, Registration No. 001-31949, dated March 12, 2004

Exhibit
No.	Description	Filed Herewith or Incorporated by Reference From:

10.28	Amendment Four, dated January 16, 2004 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.8 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.29	Amendment Five, dated January 27, 2005 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.23 to Form 10-K, Registration No. 001-31949, dated March 27, 2006
10.30	Amendment Six, dated April 18, 2005 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.24 to Form 10-K, Registration No. 001-31949, dated March 27, 2006
10.31	Amendment Seven, dated March 2, 2006, to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.25 to Form 10-K, Registration No. 001-31949, dated March 27, 2006
10.32	Amendment Eight, dated March 20, 2006, to Systems Integrator Agreement by and between Cisco Systems, Inc. and INX Inc. (formerly Internetwork Experts, Inc.), dated November 13, 2001	Exhibit 10.26 to Form 10-K, Registration No. 001-31949, dated March 27, 2006
10.33	Form of Change in Control Retention Agreement	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated December 8, 2006
10.34	Managed Services Provider Agreement by and between INX Inc. and CA, Inc. dated March 30, 2006	Exhibit 10.28 to Form 10-K, Registration No. 001-31949, dated March 8, 2007
10.35	Amendment No. 1 dated December 15, 2006, to Managed Services Provider Agreement by and between INX Inc. and CA, Inc. dated March 30, 2006	Exhibit 10.29 to Form 10-K, Registration No. 001-31949, dated March 8, 2007
10.36	Amendment Nine, dated November 13, 2006, to Systems Integrator Agreement by and between Cisco Systems, Inc. and INX Inc. (formerly Internetwork Experts, Inc.), dated November 13, 2001	Exhibit 10.30 to Form 10-K, Registration No. 001-31949, dated March 8, 2007
10.37	Amendment Ten, dated January 25, 2007 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Filed herewith
10.38	Amendment Eleven, dated April 10, 2007 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Filed herewith
10.39	Amendment Twelve, dated December 13, 2007 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Filed herewith
10.40	Amendment dated October 1, 2007, to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Filed herewith
21.1	List of Subsidiaries of the Company	Filed herewith

Exhibit
No.	Description	Filed Herewith or Incorporated by Reference From:

23.1	Consent of Grant Thornton LLP	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith
99.1	Report of Independent Registered Public Accounting Firm	Filed herewith