Form 10-K/A
period 2007-12-31
INX Inc
filed 2008-03-18
CIK 1020017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2008 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Annual Report on Form 10-K/A.

EXPLANATORY NOTE

This Amendment No. 1 to our annual report on Form 10-K/A does not update any information set forth in the original filing of our annual report on Form 10-K for the period ended December 31, 2007 except for the change in the filer status from non-accelerated filer to smaller reporting company filer as checked on the cover page to Form 10-K/A.

This Amendment No. 1 to our annual report on Form 10-K/A does not change or update the previously reported financial statements or other disclosures included in our annual report on Form 10-K for the period ended December 31, 2007.

Item 15.	Exhibits and Financial Statement Schedules

(a) 3. Exhibits

See Index to Exhibits below.

EXHIBIT INDEX

Exhibit
No.	Description	Filed Herewith or Incorporated by Reference From:

2.1	Stock Purchase Agreement by and among The Resource Group International Limited and INX Inc. dated January 26, 2006	Exhibit 2.1 to Form 8-K filed January 31, 2006
3.1	Amended and Restated Bylaws of the Company	Exhibit 3.1 to Amendment 5 to Form S-1, Registration No. 333-09789, filed June 26, 1997
3.2	Certificate of Incorporation of the Company	Exhibit 3.2 to Amendment 1 to Form S-1, Registration No. 333-09789, filed September 19, 1996
3.3	Certificate of Amendment to Certificate of Incorporation of Allstar Systems, Inc., dated June 24, 1997	Exhibit 3.4 to Amendment 5 to Form S-1, Registration No. 333-09789, filed June 26, 1997
3.4	Certificate of Amendment to Certificate of Incorporation of Allstar Systems, Inc., dated March 5, 1999	Exhibit 3.3 to Form 8-A, Registration No. 001-31949, filed December 29, 2003
3.5	Certificate of Amendment to Certificate of Incorporation of Allstar Systems, Inc. dated July 10, 2000	Exhibit 3.4 to Form 8-A, Registration No. 001-31949, filed December 29, 2003
3.6	Certificate of Ownership and Merger	Exhibit 3.1 to Form 8-K, Registration No. 001-31949, dated January 6, 2006
4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Amendment 2 to Form S-1, Registration No. 333-09789, filed October 3, 1996
10.1	Form of Employment Agreement by and between the Company and certain members of management	Exhibit 10.5 to Amendment 1 to Form S-1, Registration No. 333-09789, filed September 19, 1996
10.2	Employment Agreement by and between Allstar Systems, Inc. and James H. Long, dated August 15, 1996	Exhibit 10.3 to Form 10-K Registration No. 001-31949, filed March 12, 2004
10.3	Amended & Restated Allstar Systems, Inc. 1996 Incentive Stock Plan, dated effective July 1, 1997	Exhibit 10.9 to Form 10-K Registration No. 001-31949, filed March 12, 2004
10.4	Amended & Restated I-Sector Corp. Stock Incentive Plan, dated effective July 28, 2003	Exhibit 10.10 to Form 10-K Registration No. 001-31949, filed March 12, 2004
10.5	Amended & Restated Internetwork Experts, Inc., Stock Incentive Plan dated effective August 1, 2003	Exhibit 10.11 to Form 10-K Registration No. 001-31949, filed March 12, 2004
10.6	First Amendment to I-Sector Corporation Incentive Plan	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated January 4, 2005
10.7	Second Amendment to I-Sector Corporation Incentive Plan, as amended and restated	Exhibit 10.2 to Form 8-K, Registration No. 001-31949, dated March 21, 2005
10.8	Third Amendment to I-Sector Corporation Incentive Plan	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated May 17, 2005
10.9	Fourth Amendment to I-Sector Corporate Incentive Plan	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed June 6, 2006
10.10	Fifth Amendment to I-Sector Corporate Incentive Plan	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed May 15, 2007
10.11	Lease Agreement by and between Allstar Equities, Inc. and I-Sector Corporation, dated February 1, 2002	Exhibit 10.32 to Form 10-K, Registration No. 000-21479, filed March 28, 2002
10.12	Lease Agreement between INX Inc. and Allstar Equities, Inc., dated October 11, 2006	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed October 12, 2006
10.13	Employment Agreement by and between I-Sector Corporation and Brian Fontana, dated December 20, 2004	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed December 20, 2004
10.14	Confidentiality Agreement by and between I-Sector Corporation and Brian Fontana, dated December 20, 2004	Exhibit 10.2 to Form 8-K, Registration No. 001-31949, filed December 20, 2004

Exhibit
No.	Description	Filed Herewith or Incorporated by Reference From:

10.15	Plan and Agreement of merger among I-Sector Corporation, INX Merger Sub, Inc. and InterNetwork Experts, Inc. dated as of February 1, 2005	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated February 7, 2005
10.16	Employment Agreement by and between I-Sector Corporation and Larry Lawhorn dated April 5, 2005	Exhibit 10.1 to Form 10-Q, Registration No. 001-31949, dated August 15, 2005
10.17	Credit Agreement by and among Castle Pines Capital LLC, I-Sector Corporation, Valerent, Inc., InterNetwork Experts, Inc., and Stratasoft, Inc. dated December 27, 2005	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated May 4, 2007
10.18	Credit Agreement by and among Castle Pines Capital LLC, INX, Inc., and Valerent, Inc. dated April 30, 2007	Exhibit 10.1 to Form 10-Q, Registration No. 001-31949, dated August 15, 2005
10.19	Acquisition Facility Amendment to Amended and Restated Credit Agreement by and among Castle Pines Capital LLC, and INX, Inc. dated August 1, 2007	Exhibit 10.2 to Form 10-Q, Registration No. 001-31949, dated August 6, 2007
10.20	Stock Purchase Agreement by and among INX Inc., Dana Zahka, and All Other Shareholders of Select, Inc. dated August 31, 2007	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed September 4, 2007
10.21	Amended and Restated Financial Covenants Amendment to Amended and Restated Credit Agreement by and between INX Inc. and Castle Pines Capital LLC dated August 31, 2007	Exhibit 10.2 to Form 8-K, Registration No. 001-31949, filed September 4, 2007
10.22	Amendment and Joinder to Credit Agreement by and among Select, Inc. and Castle Pines Capital LLC dated August 31, 2007	Exhibit 10.3 to Form 8-K, Registration No. 001-31949, filed September 4, 2007
10.23	Asset Purchase Agreement by and among INX Inc., Datatran Network Systems and Mel Sarowitz dated February 3, 2006	Exhibit 1.1 to Form 8-K filed February 6, 2006
10.24	Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.4 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.25	Amendment One, dated January 28, 2002 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.5 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.26	Amendment Two, dated November 21, 2002 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.6 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.27	Amendment Three, dated January 20, 2003 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.7 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.28	Amendment Four, dated January 16, 2004 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.8 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.29	Amendment Five, dated January 27, 2005 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.23 to Form 10-K, Registration No. 001-31949, dated March 27, 2006
10.30	Amendment Six, dated April 18, 2005 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.24 to Form 10-K, Registration No. 001-31949, dated March 27, 2006

Exhibit
No.	Description	Filed Herewith or Incorporated by Reference From:

10.31	Amendment Seven, dated March 2, 2006, to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.25 to Form 10-K, Registration No. 001-31949, dated March 27, 2006
10.32	Amendment Eight, dated March 20, 2006, to Systems Integrator Agreement by and between Cisco Systems, Inc. and INX Inc. (formerly Internetwork Experts, Inc.), dated November 13, 2001	Exhibit 10.26 to Form 10-K, Registration No. 001-31949, dated March 27, 2006
10.33	Form of Change in Control Retention Agreement	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated December 8, 2006
10.34	Managed Services Provider Agreement by and between INX Inc. and CA, Inc. dated March 30, 2006	Exhibit 10.28 to Form 10-K, Registration No. 001-31949, dated March 8, 2007
10.35	Amendment No. 1 dated December 15, 2006, to Managed Services Provider Agreement by and between INX Inc. and CA, Inc. dated March 30, 2006	Exhibit 10.29 to Form 10-K, Registration No. 001-31949, dated March 8, 2007
10.36	Amendment Nine, dated November 13, 2006, to Systems Integrator Agreement by and between Cisco Systems, Inc. and INX Inc. (formerly Internetwork Experts, Inc.), dated November 13, 2001	Exhibit 10.30 to Form 10-K, Registration No. 001-31949, dated March 8, 2007
10.37	Amendment Ten, dated January 25, 2007 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.37 to Form 10-K, Registration No. 001-31949, dated March 7, 2008
10.38	Amendment Eleven, dated April 10, 2007 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.38 to Form 10-K, Registration No. 001-31949, dated March 7, 2008
10.39	Amendment Twelve, dated December 13, 2007 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.39 to Form 10-K, Registration No. 001-31949, dated March 7, 2008
10.40	Amendment dated October 1, 2007, to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.40 to Form 10-K, Registration No. 001-31949, dated March 7, 2008
21.1	List of Subsidiaries of the Company	Exhibit 21.1 to Form 10-K, Registration No. 001-31949, dated March 7, 2008
23.1	Consent of Grant Thornton LLP	Exhibit 23.1 to Form 10-K, Registration No. 001-31949, dated March 7, 2008
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith
99.1	Report of Independent Registered Public Accounting Firm	Exhibit 99.1 to Form 10-K, Registration No. 001-31949, dated March 7, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, March 18, 2008.

INX INC.
(Registrant)

By:	/s/ JAMES H. LONG
James H. Long
Chief Executive Officer