Form 10-Q
period 2008-03-31
INX Inc
filed 2008-05-05
CIK 1020017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2008 to March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The Registrant has 7,424,940 shares of common stock outstanding as of April 28, 2008.

INX Inc. and Subsidiaries
FORM 10-Q for the Quarter Ended March 31, 2008

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited):
INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months
	Ended March 31,
	2008	2007
Revenue:
Products	$50,491	$39,550
Services	9,152	6,093

Total revenue	59,643	45,643

Cost of products and services:
Products	41,284	32,332
Services	6,212	4,804

Total cost of products and services	47,496	37,136

Gross profit	12,147	8,507
Selling, general and administrative expenses	10,384	8,172

Operating income	1,763	335
Interest and other income (expense), net	(73)	(24)

Income from continuing operations before income taxes	1,690	311
Income tax expense	683	7

Net income from continuing operations	1,007	304
Income from discontinued operations, net of income taxes	4	62

Net income	$1,011	$366

Net income per share:
Basic:
Income from continuing operations	$0.13	$0.04
Income from discontinued operations, net of income taxes	—	0.01

Net income per share	$0.13	$0.05

Diluted:
Income from continuing operations	$0.12	$0.04
Income from discontinued operations, net of income taxes	—	0.01

Net income per share	$0.12	$0.05

Shares used in computing net income per share:
Basic	7,550,904	6,662,839

Diluted	8,242,191	7,729,681

The accompanying notes are an integral part of these condensed consolidated financial statements

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,236	$9,340
Accounts receivable, net of allowance of $498 and $470	45,292	45,128
Inventory, net	1,606	1,439
Deferred income taxes	2,100	2,100
Other current assets	2,355	2,062

Total current assets	59,589	60,069
Property and equipment, net of accumulated depreciation of $3,995 and $3,728	4,586	4,421
Goodwill	16,663	16,603
Intangible and other assets, net of accumulated amortization of $1,729 and $1,592	3,011	3,148

Total assets	$83,849	$84,241

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable	$6,327	$6,200
Accounts payable	35,487	37,233
Accrued expenses	6,129	5,363
Other current liabilities	1,188	1,440

Total current liabilities	49,131	50,236

Long-term Liabilities:
Deferred income taxes	1,565	1,565
Other long-term liabilities	332	413

Total long-term liabilities	1,897	1,978

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 7,422,840 and 7,548,892 shares issued	74	75
Additional paid-in capital	36,281	36,497
Accumulated deficit	(3,534)	(4,545)

Total stockholders’ equity	32,821	32,027

Total liabilities and stockholders’ equity	$83,849	$84,241

The accompanying notes are an integral part of these condensed consolidated financial statements

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	$.01 par value		Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2007	7,548,892	$75	$36,497	$(4,545)	$32,027
Exercise of common stock options	58,144	1	402	—	403
Issuance of vested restricted common stock	789	—	—	—	—
Share-based compensation expense related to employee stock options	—	—	168	—	168
Share-based compensation expense related to employee restricted stock grants	—	—	144	—	144
Excess tax benefit from stock option exercises	—	—	601	—	601
Purchase and retirement of treasury stock resulting from grantee election to fund payroll taxes out of restricted stock grant	—	—	(3)	—	(3)
Purchase and retirement of common stock	(184,985)	(2)	(1,534)	—	(1,536)
Other	—	—	6	—	6
Net income	—	—	—	1,011	1,011

Balance at March 31, 2008	7,422,840	$74	$36,281	$(3,534)	$32,821

The accompanying notes are an integral part of this condensed consolidated financial statement

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,011	$366
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net (income) from discontinued operations	(4)	(62)
Depreciation and amortization	520	370
Share-based compensation expense for stock options and stock grants	312	125
Issuance of warrants	—	40
Loss on retirement of assets	15	5
Bad debt expense	(45)	(10)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(119)	3,186
Inventory	(167)	(832)
Accounts payable	(1,746)	1,395
Other assets and liabilities	140	(612)

Net cash (used in) provided by continuing operations	(83)	3,971
Net operating activities of discontinued operations	4	62

Net cash (used in) provided by operating activities	(79)	4,033

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Select, Inc. purchase price adjustments	(54)	—
Capital expenditures	(563)	(579)

Net cash used in investing activities of continuing operations	(617)	(579)
Net investing activities of discontinued operations	—	9

Net cash used in investing activities	(617)	(570)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	403	253
Excess tax benefits from stock option exercises	601	—
Purchase of common stock	(1,536)	—
Purchase of treasury stock resulting from grantee election	(3)	—
Net payments of short-term interest bearing credit facilities	—	(3,485)
Proceeds from other short-term borrowings	251	—
Payments on notes payable	(124)	(111)

Net cash used in financing activities of continuing operations	(408)	(3,343)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,104)	120
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,340	1,795

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,236	$1,915

The accompanying notes are an integral part of these condensed consolidated financial statements

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2008	2007

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of Datatran Network Systems:
Fair value of assets acquired	$—	$525
Additional purchase price payable	—	(250)
Transaction costs accrued	—	(12)
Common stock issuable	—	(263)
The accompanying notes are an integral part of these condensed consolidated financial statements

INX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Description of Business
INX Inc. (“INX” or the “Company”) is a provider of Internet Protocol (“IP”) network-based solutions for enterprise-class organizations such as corporations, schools and federal, state and local governmental agencies based primarily on Cisco System, Inc. (“Cisco”) technology. These solutions consist of network infrastructure, IP voice and video communications systems, wireless network connectivity, network storage systems, data center, and network and data security and include planning, design and implementation professional services as well as managed support services.
The condensed consolidated financial statements of INX Inc. include the wholly owned subsidiaries Select, Inc. and Valerent, Inc.
2. Basis of Presentation
The accompanying unaudited financial data as of March 31, 2008 and for the three-month periods ended March 31, 2008 and 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2007 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary for a fair presentation of financial position as of March 31, 2008, results of operations for the three-month periods ended March 31, 2008 and 2007, cash flows for the three months ended March 31, 2008 and 2007, and stockholders’ equity for the three months ended March 31, 2008, have been included. The results of the interim periods are not necessarily indicative of results for the full year or any future period.
Certain prior period amounts in the balance sheet presented herein have been reclassified to conform to the current period presentation. $250 in long-term rent has been reclassified from a current liability to a non-current liability at December 31, 2007.
3. Recent Accounting Pronouncements
In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”) to extend the use of “simplified method” for estimating the expected term of “plain vanilla” employee stock options for award valuation. The method was initially allowed under Staff Accounting Bulletin No. 107 (“SAB 107”) in contemplation of the adoption of SFAS 123(R) to expense the compensation cost based on the grant date fair value of the award. SAB 110 does not provide an expiration date for the use of the method. However, as more external information about exercise behavior will be available over time, it is expected that this method will not be used when more relevant guidance is available (see note 6 for a further discussion). The adoption of SAB 110 did not have a material impact on the Company’s consolidated financial statements.
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
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an Amendment of FASB Statement No. 115 ” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not: (a) affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value; (b) establish requirements for recognizing and measuring dividend income, interest income, or interest expense; or (c) eliminate disclosure requirements included in other accounting standards. SFAS 159 is effective for the Company beginning January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.
In September 2006, the FASB issued Statement on Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 (“FSP 157-2”) which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. In addition, FASB issued a staff position, FSP SFAS No. 157-1, to clarify that SFAS No. 157 does not apply under SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classifications under SFAS No. 13. The Company elected to defer adoption of SFAS 157 relating to non-recurring, non-financial assets and liabilities until January 1, 2009. The Company has not yet determined the impact, if any, of adopting SFAS 157 with respect to non-recurring, non-financial assets and liabilities on its consolidated financial statements. The partial adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.
4. Acquisitions
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
Additional purchase consideration is payable based on the Select branch office revenue and operating profit during the two years subsequent to the date of the SPA. For the twelve-month period ending August 31, 2008, if revenue is greater than $44,000 and operating profit contribution is greater than or equal to $1,760, then the Company shall pay the Shareholders additional purchase consideration of $600 and will pay the Shareholders an additional $50 for each $145 of operating profit contribution in excess of $1,760 of operating profit contribution up to a maximum of $600 with aggregate maximum of $1,200 in additional purchase consideration. For the twelve-month period ending August 31, 2009, if revenue is greater than $53,000 and operating profit contribution is greater than or equal to $3,710, then the Company shall pay the Shareholders additional purchase consideration of $600 and will pay an additional $50 for each $150 of operating profit contribution in excess of $3,710 up to a maximum of $600 with an aggregate maximum of $1,200 in additional purchase consideration. At the Company’s option, 50% of such additional purchase price may be paid in the form of Common Stock. Additional purchase price consideration, if any, will be recorded as goodwill.
Pro Forma Summary
The following pro forma consolidated amounts give effect to the Company’s acquisition of Select as if it had occurred January 1, 2007. The pro forma consolidated amounts presented below are based on continuing operations. The pro forma consolidated amounts are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect and should not be construed as being representative of future operating results.

	Three Months Ended
	March 31,
	2008	2007
Revenues	$59,643	$54,474

Net income from continuing operations	$1,007	$299

Net income per share from continuing operations:
Basic	$0.13	$0.04

Diluted	$0.12	$0.04

Weighted average shares used in calculation:
Basic	7,550,904	6,825,839

Diluted	8,242,191	7,892,681

Network Architects, Corp.
Effective May 26, 2005, the Company acquired the operations and certain assets of Network Architects, Corp. (“Network Architects”), a data network and IP telephony systems design, installation and support business with branches in Albuquerque, New Mexico, and El Paso, Texas. Under the terms of the Asset Purchase Agreement, the Company will issue Network Architects a maximum of 75,000 shares of common stock as additional purchase price consideration following the twelve-month period ending May 31, 2008 if operating profit of the Network Architect branches during the period exceeds $726. If operating profit is less than the applicable milestone, the number of shares of common stock issuable by the Company will be equal to 75,000 multiplied by the percentage of actual operating profit during the period as compared to the applicable milestone. Additional purchase price consideration, if any, will be recorded as goodwill.
5. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive stock options and warrants less the number of treasury shares assumed to be purchased from the exercise proceeds using the average market price of the Company’s common stock for each of the periods presented.
The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2008	2007
Numerator for basic and diluted earnings per share:
Net income from continuing operations	$1,007	$304
Income on disposal of discontinued operations, net of income taxes	4	62

Net income	$1,011	$366

Denominator for basic earnings per share — weighted-average shares outstanding	7,550,904	6,662,839
Effect of dilutive securities — shares issuable from assumed conversion of common stock options, restricted stock, and warrants	691,287	1,066,842

Denominator for diluted earnings per share — weighted-average shares outstanding	8,242,191	7,729,681

6. Share-Based Compensation
The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the three-month periods ended March 31, 2008 and 2007 were calculated using the following estimated weighted average assumptions:

	Three Months Ended March 31,
	2008	2007
Expected volatility	N/A	61.3%
Expected term (in years)	N/A	6.5
Risk-free interest rate	N/A	4.5%
Expected dividend yield	N/A	0%
The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. Because the Company’s options are considered to be “plain vanilla”, the expected term was estimated using a modified version of the simplified method of calculation, as prescribed by SAB 107. This modified calculation uses the actual life for options that have been settled, and a uniform distribution assumption for the options still outstanding. Under SAB 107, options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at-the-money”; exercisability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non-transferable and non-hedgeable. In December 2007, SEC issued SAB 110. SAB 110 permits the use of the simplified method in SAB 107 for employee option grants after December 31, 2007 for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The Company adopted SAB 110 and continued to use the simplified method to estimate the expected term for options granted after December 2007, as adequate historical experience is not available to provide a reasonable estimate. The Company intends to continue applying the simplified method until enough historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants.
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
Share-based compensation expense recognized under SFAS 123R for the three-month periods ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,
	2008	2007

Cost of products and services — services	$49	$12
Selling, general and administrative expenses	263	113

Share-based compensation from continuing operations before income taxes	312	125
Income tax benefit	—	—

Share-based compensation from continuing operations	312	125
Share-based compensation from discontinued operations	—	(8)

Total share-based compensation	$312	$117

A summary of the activity under the Company’s stock option plans for the three-month period ended March 31, 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at December 31, 2007	1,480,736	$4.83
Granted	—	$—		$—
Exercised	(58,144)	$6.89		$110
Canceled	(13,900)	$9.97		$(11)

Options outstanding March 31, 2008	1,408,692	$4.70	6.23	$5,004

Options exercisable at March 31, 2008	941,926	$2.82	5.03	$4,752

Options vested and options expected to vest at March 31, 2008	1,304,820	$4.49	6.52	$4,875

The total intrinsic value of options exercised during the three-month periods ended March 31, 2008 and 2007 was $110 and $1,221, respectively. The total grant-date fair value of stock options that became fully vested during the three-month periods ended March 31, 2008 and 2007 was approximately $108 and $112, respectively. The weighted average grant-date fair value of options granted during the three-month periods ended March 31, 2008 and 2007 was $0 and $5.82, respectively. Share-based compensation expense for employee stock options was $168 and $109 for the three-month periods ended March 31, 2008 and 2007, respectively. As of March 31, 2008, there was $2,039 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 2.0 years.
A summary of the status of nonvested restricted shares as of March 31, 2008 and changes during the three-month period ended March 31, 2008 is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value

Nonvested at December 31, 2007	195,509	$11.30
Granted	7,500	$10.61
Vested	(1,118)	$7.49
Forfeited	(17,500)	$10.51

Nonvested at March 31, 2008	184,391	$11.37

Share-based compensation expense related to employee restricted stock grants were $144 and $8 for the three-month periods ended March 31, 2008 and 2007, respectively. As of March 31, 2008, there was $1,766 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the Plan, which is expected to be recognized over the weighted-average period of 4.0 years.
7. Stockholders’ Equity
Common Stock Repurchase Plan
Effective December 4, 2007, the Board of Directors authorized the purchase of up to $2,000 of the Company’s common stock on or before March 31, 2008. These purchases were required to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements and other factors. The plan also required the purchased shares to be retired as soon as practicable following the purchase. The plan did not obligate the Company to purchase any particular amount of common stock and could be suspended at any time at the Company’s discretion. During the three-month period ended March 31, 2008, 184,985 shares were purchased for $1,536, of which 3,800 shares were purchased in 2007 and settled and recorded in 2008. From inception of the repurchase plan to March 31, 2008, 186,785 shares were purchased for $1,554, an average purchase price of $8.27. The repurchase plan expired on March 31, 2008.

On May 2, 2008, the Board of Directors authorized a new repurchase plan of up to $2,000 of the Company’s common stock on or before July 31, 2008. These repurchases are required to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements and other factors. The plan also requires the repurchased shares to be retired as soon as practicable following the repurchase. The plan does not obligate the Company to purchase any particular amount of common stock and could be suspended at any time at the Company’s discretion.
Employee Stock Purchase Plan
On April 3, 2008, the Company’s Board of Directors approved the INX Inc. 2008 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan will become effective upon its approval by the Company’s stockholders at the Annual Meeting scheduled for May 13, 2008. The purpose of the Purchase Plan is to provide employees of the Company and its designated subsidiaries with an opportunity to purchase common stock of the Company. The aggregate number of shares of the Company’s common stock that will be available for issuance under the Purchase Plan is 500,000 shares, which shares may be authorized but unissued shares or treasury shares. Eligible employees may elect to participate in each offering period by electing to contribute between 1% and 6% of such employee’s compensation to the Purchase Plan on each payroll date during the offering period. The Purchase Plan will initially be implemented with a $6 limit on the amount of contributions that may be made to the Purchase Plan during any offering period. The purchase price per share will be equal to 85% of the fair market value on the first trading day of the offering period or, if less, 85% of the fair market value on the last trading day of the purchase period.
8. Commitments and Contingencies
The Company served as a subcontractor to Complete Communications Services, Inc. (“CoCom”), a subcontractor on certain school district contracts during 2007. On August 24, 2007, CoCom filed a Chapter 11 Petition in U.S. Bankruptcy Court. As of December 31, 2007, the Company has accounts receivable from CoCom of $325, less an allowance for doubtful accounts of $250. The remaining net accounts receivable of $75 is covered by a subcontractor bond, under which the Company is negotiating payment with the surety. The Company received payments of $102 during the ninety day period preceding the bankruptcy filing which could potentially be deemed preferential. While the result of the potential preference claims cannot be predicted with certainty, INX believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.
INX sold all outstanding shares of Stratasoft, Inc. common stock for a pretax gain on disposal of $302 under a Stock Purchase Agreement (“Agreement”) dated January 26, 2006, Terms of the sale required $800 be placed in escrow, which is available to satisfy indemnified losses, if any, as defined in the Agreement. Funds placed in escrow are excluded from the estimated gain stated above. Approximately $608 in indemnified losses, net of interest earned, have been paid or presented for payment as of March 31, 2008. The Company indemnified the buyer for potential losses as defined in the Agreement to a maximum of $1,400, inclusive of amounts placed in escrow. Excess funds held in escrow were scheduled to be released on January 26, 2008. However, certain potential third-party claims remain outstanding, including the Schneider Rucinski lawsuit discussed further below. As provided in the Agreement, funds of $192 held in escrow at March 31, 2008 will not be released until such claims are resolved.
On January 24, 2008, Schneider Rucinski Enterprises (“Plaintiff”) filed a lawsuit in the United States District Court Southern District of California (“Court”) styled Schneider Rucinski Enterprises v. Touch Asia Outsourcing Solutions, Stratasoft, Inc., INX Inc., et al claiming damages of $555 and other relief. On April 29, 2008, the Court granted the motion of the Company and Stratasoft, Inc. to dismiss the lawsuit in its entirety, without prejudice. The Plaintiff has various options available to it including, but not limited to, filing a Motion to Reconsider, appealing the Court’s verdict, or amending the original pleadings. INX cannot predict the final outcome of this matter, including whether it could have a materially adverse effect on its results of operations or financial position.
INX is also party to other litigation and claims which management believes are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, INX believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements, including the notes thereto included elsewhere in this Form 10-Q and our annual report on Form 10-K for the fiscal year ended December 31, 2007, as previously filed with the Securities and Exchange Commission. Amounts are presented in thousands except for share and per share data.

Special notice regarding forward-looking statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to future events or our future financial performance. Readers are cautioned that any statement that is not a statement of historical fact including, but not limited to, statements which may be identified by words including, but not limited to, “anticipate,” “appear,” “believe,” “could,” “estimate,” “expect,” “hope,” “indicate,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “seek,” “should,” “will,” “would,” and other variations or negative expressions thereof, are predictions or estimations and are subject to known and unknown risks and uncertainties. Numerous factors, including factors that we have little or no control over, may affect INX’s actual results and may cause actual results to differ materially from those expressed in the forward-looking statements contained herein. In evaluating such statements, readers should consider the various factors identified in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission including the matters set forth in Item 1A. — “Risk Factors,” which could cause actual events, performance or results to differ materially from those indicated by such statements.
Results Of Operations
Period Comparisons. The following tables set forth, for the periods indicated, certain financial data derived from our condensed consolidated statements of operations. Percentages shown in the table below are percentages of total revenue, except for the products and services components of gross profit, which are percentages of the respective product and service revenue.
Three Months Ended March 31, 2008 Compared To the Three Months Ended March 31, 2007

	Three Months Ended March 31,
	2008		2007
	Amount	%	Amount	%

Revenue:
Products	$50,491	84.7	$39,550	86.7
Services	9,152	15.3	6,093	13.3

Total revenue	59,643	100.0	45,643	100.0

Gross profit:
Products	9,207	18.2	7,218	18.2
Services	2,940	32.1	1,289	21.2

Total gross profit	12,147	20.4	8,507	18.6
Selling, general and administrative expenses	10,384	17.4	8,172	17.9

Operating income	1,763	3.0	335	0.7
Interest and other income (expense), net	(73)	(0.2)	(24)	—
Income tax expense	683	1.1	7	—

Net income from continuing operations	1,007	1.7	304	0.7
Income from discontinued operations, net of income taxes	4	—	62	0.1

Net income	$1,011	1.7	$366	0.8

Revenue. Total revenue increased by $14,000, or 30.7%, to $59,643 from $45,643. Products revenue increased $10,941, or 27.7% to $50,491 from $39,550. The increase in products revenue was primarily due to revenue from operations acquired in the Select acquisition, sales to Regus which was not previously allowed under our subcontract with IBM, and a substantial increase in Northwest Region revenues. Other regions experienced significant products revenue increases but were offset by lower Federal products sales which were due to reduced government spending and increased price pressure on certain competitive bids awarded in the 2008 period. Services revenue increased $3,059 or 50.2% to $9,152 from $6,093. The increase in services revenue was primarily due to revenue from operations acquired in the Select acquisition, increased revenue under the Iraq subcontract, and a substantial increase in the Central Texas, North Texas, and California regions’ services revenue.
Gross Profit. Total gross profit increased by $3,640, or 42.8%, to $12,147 from $8,507. Gross profit as a percentage of sales increased to 20.4% from 18.6%, due to higher 2008 services revenue margins on increased services revenues. Gross profit on the products sales component increased $1,989 or 27.6%, to $9,207 from $7,218 and, as a percentage of sales, was unchanged from the 2007 period. Gross profit on services revenue increased $1,651 or 128.1% to $2,940 from $1,289 and gross profit as a percent of services revenue increased to 32.1% from 21.2%. The increase in services gross margin was primarily due to significantly improved utilization of technical personnel in 2008 and costs incurred during the 2007 period to expand into new markets.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2,212, or 27.1% to $10,384 from $8,172. As a percentage of total revenue, these expenses decreased to 17.4% in 2008 versus 17.9% in 2007. Increased 2008 expenses reflect selling, general and administrative expenses of the operations acquired in the Select acquisition, higher sales compensation costs resulting from increased revenues, and additional sales and administrative personnel costs from headcount increases.
Operating Income. Operating income increased $1,428 to $1,763 from $335, primarily due to higher products and services revenues and improved services margins.
Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $49 to expense of $73 from expense of $24, primarily due to the interest on borrowings to fund the cash portion of the purchase price of Select, Inc. in August 2007.
Income Tax Expense. Income tax expense increased by $676 to $683 from $7, primarily due to higher 2008 pretax income.
Net Income. Net income increased $645 to $1,011 from $366, primarily due to higher products and services revenues and improved margins, partially offset by increased selling, general and administrative expenses and income tax expense.
Tax Loss Carryforward. Because of our operating losses in 2003, 2005 and 2006 and exercises of stock options, we have accumulated a net operating loss carryforward for federal income tax purposes that, at March 31, 2008, was approximately $4,455. Since United States tax laws limit the time during which an NOL may be applied against future taxable income and tax liabilities, we may not be able to take full advantage of our NOL carryforward for federal income tax purposes. The carryforward will expire during the period 2023 through 2026 if not otherwise used. A change in ownership, as defined by federal income tax regulations, could significantly limit the company’s ability to utilize its carryforward.
As a result of the adoption of SFAS 123(R), we recognize tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits. A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the cumulative book compensation charge associated with the award. At March 31, 2008, windfall tax benefits included in NOL carryforward but not reflected in deferred tax assets are $4,455.
Deferred Tax Assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to SFAS No. 109, “Accounting for Income Taxes,” become deductible. Management considers the reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. During the fourth quarter of 2007, we reversed the valuation allowance related to the net operating loss carryforwards and other temporary items as we determined it is more likely than not that we will be able to use the assets to reduce future tax liabilities.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are collections from our accounts receivable and our credit facility with Castle Pines Capital LLC (the “Credit Facility”), which we believe are sufficient to meet our short-term and long-term liquidity requirements. We use the Credit Facility to finance the majority of our purchases of inventory and to provide working capital when our cash flow from operations is insufficient. Our working capital increased to $10,458 at March 31, 2008 from $9,833 at December 31, 2007, primarily due to cash generated from the exercise of stock options.
The total Credit Facility is $50,000 with an additional $10 million credit facility specifically for acquisitions (“Acquisition Facility”). Substantially all of our assets are pledged as collateral under the Credit Facility. Advances under the Acquisition Facility are specific to each acquisition and subject to approval by CPC based on pre-established criteria. Borrowings from the Acquisition Facility of $6,000 were utilized in connection with the Select, Inc. acquisition and are outstanding at March 31, 2008.
As of March 31, 2008, borrowing capacity and availability were as follows:

Total Credit Facility	$50,000
Borrowing base limitation	(14,712)

Total borrowing capacity	35,288
Less interest-bearing borrowings	—
Less non-interest bearing advances	(30,693)

Total unused availability	$4,595

In addition to unused borrowing availability, liquidity at March 31, 2008 included our cash balance of $8,236. The “unused availability” is the amount not borrowed, but eligible to be borrowed. The borrowing base restrictions generally restrict our borrowings under the Credit Facility to 85% of the eligible receivables, 100% of our floorplanned inventory and 75% of Cisco vendor rebates receivable.
We use the Credit Facility to finance purchases of Cisco products from Cisco and from certain wholesale distributors. Cisco provides 60-day terms, and other wholesale distributors typically provide 30-day terms. Balances under the Credit Facility that are within those respective 60-day and 30-day periods (the “Free Finance Period”) do not accrue interest and are classified as accounts payable in our balance sheet. To the extent that we have credit availability under the Credit Facility, it gives us the ability to extend the payment terms past the Free Finance Period. Amounts extended past the Free Finance Period accrue interest and are classified as notes payable on our balance sheet. The interest rate of the Credit Facility is the prime rate plus 0.5% (5.75% at March 31, 2008) and the interest rate of the Acquisition Facility is the prime rate plus 2.0% (7.25% at March 31, 2008).
As defined in the Credit Facility there are restrictive covenants measured at each quarter and year-end regarding minimum tangible net worth, maximum debt to tangible net worth ratio, minimum working capital and a minimum current ratio. At March 31, 2008, we were in compliance with the loan covenants and we anticipate that we will be able to comply with the loan covenants during the next twelve months. If we violate any of the loan covenants, we would be required to seek waivers from CPC for those non-compliance events. If CPC refused to provide waivers, the amount due under the Credit Facility could be accelerated and we could be required to seek other sources of financing.
Cash Flows. During the three months ended March 31, 2008, our cash decreased by $1,104. Operating activities used cash of $79, investing activities used $617, and financing activities used $408.
Operating Activities. Operating activities used $79 in the three months ended March 31, 2008, as compared to providing cash of $4,033 in the comparable 2007 period. During the three months ended March 31, 2008, net income and noncash adjustments to net income provided cash of $1,809, which was offset by changes in asset and liability accounts using cash of $1,892.
Investing Activities. Investing activities used $617 in the three months ended March 31, 2008, compared to $570 used during the comparable period in 2007. Our investing activities primarily consisted of capital expenditures of $563 in 2008 and $579 in 2007. Capital expenditures in both years were primarily related to purchases of computer equipment and software, and to a lesser degree, leasehold improvements. During the next twelve months, we do not expect to incur significant capital expenditures requiring cash, except for acquisitions, of which we cannot predict the certainty or magnitude.
Financing Activities. Financing activities used $408 in the three months ended March 31, 2008, as compared to using $3,343 in the comparable period in 2007. The funds used in the three months ended March 31, 2008 were primarily to purchase common stock under the common stock repurchase program discussed in Part II, Item 2 ($1,536), partially offset by cash generated from the exercise of stock options ($403) and excess tax benefits from stock option exercises ($601). Funds used in the comparable 2007 period were primarily from net payments under the short-term credit facility.
Related Party Transactions
We leased office space from Allstar Equities, Inc., a Texas corporation, a company wholly owned by James H. Long, our Chief Executive Officer under a lease that originally expired on January 31, 2014 and has a rental rate of $20 per month. On January 25, 2008, Allstar sold the building and rights under the Lease to the General Consulate of Equatorial Guinea (“Consulate”), an unrelated third party. Other than the lessor, no changes were made to the terms of the existing lease except for those modified under a First Amendment to INX Inc. Lease Agreement (“Amendment”), as follows:
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
Item 4T. Controls and Procedures
Under the supervision and with the participation of certain members of our management, including our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that, our disclosure controls and procedures at March 31, 2008 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the first three months of 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 8 to condensed consolidated financial statements in Part I, Item 1.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding purchases by the Company of its common stock during the first quarter ended March 31, 2008:

			Total Number of	Approximate Dollar
			Shares Purchased	Amount of Shares
	Total Number	Average	as Part of Publicly	That May yet be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs

January 1 to January 31, 2008	48,485	$9.01	48,485	None
February 1 to February 29, 2008	73,500	$7.87	73,500	None
March 1 to March 31, 2008	59,200	$8.00	59,200	None

Total	181,185	$8.22	181,185

Effective December 4, 2007, the Board of Directors authorized the purchase of up to $2,000 of the Company’s common stock on or before March 31, 2008. These purchases were required to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements and other factors. The plan also requires the purchased shares to be retired as soon as practicable following the purchase. The plan did not obligate the Company to purchase any particular amount of common stock, and could be suspended at any time at the Company’s discretion. The plan expired on March 31, 2008.
Item 5. Other Information
On May 2, 2008, the Board of Directors authorized a new repurchase plan of up to $2,000 of the Company’s common stock on or before July 31, 2008. These repurchases are required to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements and other factors. The plan also requires the repurchased shares to be retired as soon as practicable following the repurchase. The plan does not obligate the Company to purchase any particular amount of common stock and could be suspended at any time at the Company’s discretion.
Item 6. Exhibits
See exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INX Inc.
Date: May 5, 2008	By:	/s/ BRIAN FONTANA
Brian Fontana, Vice President
and Chief Financial Officer

Index to Exhibits

Filed Herewith or
Exhibit		Incorporated by
No.	Description	Reference From:
10.1	First Amendment to INX Inc. Lease Agreement by and between Allstar Equities, Inc., INX Inc. and General Consulate of Equatorial Guinea dated January 22, 2008	Exhibit 10.1 to Form 8-K filed January 28, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith.

32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith.