Form 10-Q
period 2008-06-30
INX Inc
filed 2008-08-12
CIK 1020017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2008 to June 30, 2008

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

The Registrant has 8,752,299 shares of common stock outstanding as of August 4, 2008.

INX Inc. and Subsidiaries
FORM 10-Q for the Quarter Ended June 30, 2008

Index

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2008	2007
Revenue:
Products	$51,430	$46,918
Services	12,561	6,809
Total revenue	63,991	53,727
Cost of products and services:
Products	41,664	39,029
Services	8,575	4,653
Total cost of products and services	50,239	43,682
Gross profit	13,752	10,045
Selling, general and administrative expenses	11,871	9,042
Operating income	1,881	1,003
Interest and other income (expense), net	(98)	41
Income from continuing operations before income taxes	1,783	1,044
Income tax expense	680	7
Net income from continuing operations	1,103	1,037
Income (loss) from discontinued operations, net of income taxes	10	(3)
Net income	$1,113	$1,034
Net income per share:
Basic:
Income from continuing operations	$0.15	$0.15
Income from discontinued operations, net of income taxes	—	—
Net income per share	$0.15	$0.15
Diluted:
Income from continuing operations	$0.13	$0.13
Income from discontinued operations, net of income taxes	—	—
Net income per share	$0.13	$0.13
Shares used in computing net income per share:
Basic	7,579,303	6,862,538
Diluted	8,281,715	7,817,371

The accompanying notes are an integral part of these condensed consolidated financial statements

Index

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Revenue:
Products	$101,921	$86,468
Services	21,713	12,902
Total revenue	123,634	99,370
Cost of products and services:
Products	82,948	71,361
Services	14,787	9,457
Total cost of products and services	97,735	80,818
Gross profit	25,899	18,552
Selling, general and administrative expenses	22,255	17,214
Operating income	3,644	1,338
Interest and other income (expense), net	(171)	17
Income from continuing operations before income taxes	3,473	1,355
Income tax expense	1,363	14
Net income from continuing operations	2,110	1,341
Income from discontinued operations, net of income taxes	14	59
Net income	$2,124	$1,400
Net income per share:
Basic:
Income from continuing operations	$0.28	$0.20
Income from discontinued operations, net of income taxes	—	0.01
Net income per share	$0.28	$0.21
Diluted:
Income from continuing operations	$0.26	$0.17
Income from discontinued operations, net of income taxes	—	0.01
Net income per share	$0.26	$0.18
Shares used in computing net income per share:
Basic	7,565,104	6,762,681
Diluted	8,199,449	7,749,270

The accompanying notes are an integral part of these condensed consolidated financial statements

Index

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,604	$9,340
Accounts receivable, net of allowance of $484 and $470	51,787	45,128
Inventory, net	1,147	1,439
Deferred income taxes	2,100	2,100
Other current assets	1,657	2,062
Total current assets	69,295	60,069
Property and equipment, net of accumulated depreciation of $4,351 and $3,728	5,019	4,421
Goodwill	21,010	16,603
Intangible and other assets, net of accumulated amortization of $1,889 and $1,592	4,758	3,148
Total assets	$100,082	$84,241
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$67	$6,200
Accounts payable	41,604	37,233
Accrued expenses	7,405	5,363
Other current liabilities	1,002	1,440
Total current liabilities	50,078	50,236
Long-term Liabilities:
Deferred income taxes	1,565	1,565
Other long-term liabilities	251	413
Total long-term liabilities	1,816	1,978
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 8,750,145 and 7,548,892 shares issued	87	75
Additional paid-in capital	49,782	36,497
Common stock issuable	740	—
Accumulated deficit	(2,421)	(4,545)
Total stockholders’ equity	48,188	32,027
Total liabilities and stockholders’ equity	$100,082	$84,241

The accompanying notes are an integral part of these condensed consolidated financial statements

Index

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	$.01 par value Common Stock		Additional Paid-In	Common Stock	Accumulated
	Shares	Amount	Capital	Issuable	Deficit	Total
Balance at December 31, 2007	7,548,892	$75	$36,497	$—	$(4,545)	$32,027
Exercise of common stock options	149,224	2	825	—	—	827
Issuance of vested restricted common stock	1,118	—	—	—	—	—
Issuance of shares as purchase price consideration and broker fees for Access Flow, Inc. acquisition	250,627	3	3,270	—	—	3,273
Issuable shares as additional purchase price consideration for Network Architects, Corp. acquisition	75,000	—	—	740	—	740
Share-based compensation expense related to employee stock options	—	—	332	—	—	332
Share-based compensation expense related to employee restricted stock grants	—	—	304	—	—	304
Share-based compensation expense related to directors’ stock grants	7,443	—	90	—	—	90
Excess tax benefit from stock option exercises	—	—	1,195	—	—	1,195
Purchase and retirement of treasury stock resulting from grantee election to fund payroll taxes out of restricted stock grant	(329)	—	(3)	—	—	(3)
Issuance of common stock, net of issuance costs	900,000	9	8,800	—	—	8,809
Purchase and retirement of common stock	(184,985)	(2)	(1,534)	—	—	(1,536)
Exercise of warrants	3,155	—	—	—	—	—
Other	—	—	6	—	—	6
Net income	—	—	—	—	2,124	2,124
Balance at June 30, 2008	8,750,145	$87	$49,782	$740	$(2,421)	$48,188

The accompanying notes are an integral part of this condensed consolidated financial statement

Index

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,124	$1,400
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net (income) from discontinued operations	(14)	(59)
Tax expense from discontinued operations	6	—
Depreciation and amortization	1,102	716
Share-based compensation expense for stock options and stock grants	726	356
Issuance of warrants	—	40
Loss on retirement of assets	22	10
Bad debt expense	(71)	40
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(6,588)	2,728
Inventory	297	(1,080)
Accounts payable	4,371	7,522
Other assets and liabilities	1,731	(403)
Net cash provided by continuing operations	3,706	11,270
Net operating activities of discontinued operations	8	22
Net cash provided by operating activities	3,714	11,292
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Access Flow, Inc.	(2,278)	—
Acquisition of Select, Inc. purchase price adjustments	(10)	—
Acquisition of Datatran Network Systems	—	(250)
Transaction costs paid for acquisitions	(320)	(30)
Capital expenditures	(1,001)	(856)
Net cash used in investing activities of continuing operations	(3,609)	(1,136)
Net investing activities of discontinued operations	—	15
Net cash used in investing activities	(3,609)	(1,121)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	8,809	—
Exercise of stock options	827	432
Excess tax benefits from stock option exercises	1,195	—
Purchase of common stock	(1,536)	—
Purchase of treasury stock resulting from grantee election	(3)	—
Net payments of short-term interest bearing credit facilities	(6,000)	(4,350)
Proceeds from other short-term borrowings	251	—
Payments on notes payable	(384)	(222)
Net cash provided by (used in) financing activities of continuing operations	3,159	(4,140)
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,264	6,031
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,340	1,795
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,604	$7,826

The accompanying notes are an integral part of these condensed consolidated financial statements

Index

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of Access Flow, Inc.:
Fair value of assets acquired	$5,987	$—
Common stock issued	(3,273)	—
Transaction costs and noncompete agreements accrued	(116)	—

Acquisition of Network Architects, Corp.:
Fair value of assets acquired	740	500
Common stock issuable	(740)	(250)

Acquisition of Datatran Network Systems:
Fair value of assets acquired	—	677
Common stock issued	—	(677)

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

2. Basis of Presentation

The accompanying unaudited financial data as of June 30, 2008 and for the three-month and six-month periods ended June 30, 2008 and 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2007 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary for a fair presentation of financial position as of June 30, 2008, results of operations for the three-month and six-month periods ended June 30, 2008 and 2007, cash flows for the six month periods ended June 30, 2008 and 2007, and stockholders’ equity for the six month period ended June 30, 2008, have been included. The results of the interim periods are not necessarily indicative of results for the full year or any future period.

Certain prior period amounts in the balance sheet presented herein have been reclassified to conform to the current period presentation. $250 in long-term rent has been reclassified from current liabilities to other long-term liabilities at December 31, 2007.

3. Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted EPS must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of FSP EITF 03-6-1 and anticipates any impact to basic earnings per share will be immaterial.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). The purpose of issuing the statement is to replace current guidance in SFAS 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. The Company does anticipate that the adoption of SFAS 141R will have a future impact on the way in which business combinations will be accounted for compared to current practice. SFAS 141R is effective for the Company beginning January 1, 2009. Early adoption is not permitted. The Company is currently evaluating the impact that SFAS 141R will have on its future acquisitions.

Index

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an Amendment of FASB Statement No. 115 “ (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not: (a) affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value; (b) establish requirements for recognizing and measuring dividend income, interest income, or interest expense; or (c) eliminate disclosure requirements included in other accounting standards. SFAS 159 is effective for the Company beginning January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

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

4. Acquisitions

Access Flow, Inc.

Under an Asset Purchase Agreement dated June 6, 2008 (the “APA”), the Company purchased the operations and certain assets, and assumed specified liabilities of Access Flow, Inc. (“AccessFlow”).  AccessFlow is a Sacramento, California-based consulting organization focused on delivering VMware-based data center virtualization solutions, with revenues for the twelve months ended March 31, 2008 of approximately $10,500.  The Company completed the acquisition simultaneously with the execution of the APA. Neither AccessFlow nor any shareholder of AccessFlow has any prior affiliation with the Company. The APA contains customary representations and warranties and requires AccessFlow and its Shareholders to indemnify the Company for certain liabilities arising under the APA, subject to certain limitations and conditions.

Index

The consideration paid at closing pursuant to the APA was (a) $2,450 in cash and (b) 238,692 shares of the Company’s common stock.  The common stock was valued at $13.06 per share or $3,117.  The number of common stock shares issued was determined by dividing $2,626,920 by the lesser of (i) the average closing price per share for the common stock, as reported by NASDAQ for the five consecutive trading days ending prior to the second day before June 6, 2008, which was $12.96 per share or (ii) $10.00 per share.  24,000 shares of common stock were retained by the Company under holdback provisions defined in the APA.  To the extent such shares held by the Company are not retained as reimbursement for contingencies defined in the APA, such shares will be issued to AccessFlow and recorded as additional purchase consideration. The two shareholders of AccessFlow entered into five-year noncompete agreements at closing, which provide for payments to each in the aggregate amount of $50 in equal monthly installments over the six month period subsequent to closing.  Broker costs and professional fees of $320 were incurred in the purchase, of which $148 was paid in cash, $16 accrued, and $156 was paid through the issuance of 11,935 shares of common stock.

Additional purchase consideration is payable to AccessFlow based on certain financial performance during each of the two-year periods ending June 30, 2009 and June 30, 2010.  The financial performance upon which such additional purchase consideration is based includes the following business components: (i) the acquired AccessFlow Sacramento, California branch office revenue excluding its hosting business, (ii) the acquired AccessFlow hosting business, and (iii) customer billings for certain virtualization products and services specified in the APA generated by the Company’s pre-existing fourteen branch office locations.  The APA specifies the computation of additional purchase consideration earned under each business component,  including a minimum and maximum amount payable for each of the two years.  For each business component the minimum annual additional consideration payable is zero and the maximum annual additional consideration payable is (i) $405, (ii) $405, and (iii) $540, respectively. At the Company’s option, 50% of such additional consideration may be paid in the form of common stock. Additional purchase consideration, if any, will be recorded as goodwill.

The following table summarizes the preliminary estimated fair values, including professional fees and other related acquisition costs, at the date of acquisition.

Intangibles:
Noncompete agreements, amortized over 5 years	$565
Customer relationships, amortized over 4 years	490
Strategic relationships, amortized over 3 years	399
Trademark, amortized over 3 years	323
Service contracts, amortized over 4 years	130
Inventory	5
Property and equipment	424
Goodwill	3,651
Total acquisition cost	$5,987

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

Index

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

Pro Forma Summary

The following pro forma consolidated amounts give effect to the Company’s acquisition of AccessFlow and Select as if they had occurred January 1, 2007. The pro forma consolidated amounts presented below are based on continuing operations. The pro forma consolidated amounts are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect and should not be construed as being representative of future operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$65,714	$69,472	$128,780	$125,494
Net income from continuing operations	$970	$1,432	$2,058	$1,691
Net income per share from continuing operations:
Basic	$0.12	$0.19	$0.26	$0.23
Diluted	$0.11	$0.17	$0.24	$0.20
Weighted average shares used in calculation:
Basic	7,780,982	7,380,721	7,803,257	7,280,864
Diluted	8,483,394	8,335,554	8,437,602	8,267,453

Network Architects, Corp.

Effective May 26, 2005, the Company acquired the operations and certain assets of Network Architects, Corp. (“Network Architects”), a data network and IP telephony systems design, installation and support business with branches in Albuquerque, New Mexico, and El Paso, Texas. Additional purchase price consideration consisting of 75,000 shares of the Company’s common stock was earned and issuable to Network Architects as of June 30, 2008 and was issued in July 2008 for achievement of certain operating profit milestones during the twelve-month period ending May 31, 2008.  The additional purchase price consideration was valued at $740 and was recorded as additional goodwill.  The shares issuable at June 30, 2008 were included in common stock outstanding for purposes of presenting basic and diluted earnings per share.

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

Index

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator for basic and diluted earnings per share:
Net income from continuing operations	$1,103	$1,037	$2,110	$1,341
Income on disposal of discontinued operations, net of income taxes	10	(3)	14	59
Net income	$1,113	$1,034	$2,124	$1,400

Denominator for basic earnings per share — weighted-average shares outstanding	7,579,303	6,862,538	7,565,104	6,762,681
Effect of dilutive securities — shares issuable from assumed conversion of common stock options, restricted stock, and warrants	702,412	954,833	634,345	986,589
Denominator for diluted earnings per share — weighted-average shares outstanding	8,281,715	7,817,371	8,199,449	7,749,270

For the three-month period ended June 30, 2008 and 2007, warrants to purchase common stock of 575,000 and 625,000 shares, respectively, were excluded from the determination of the dilutive shares since they are antidilutive.  For the six-month period ended June 30, 2008 and 2007, warrants to purchase common stock of 619,955 and 625,000 shares, respectively, were excluded from the determination of the dilutive shares since they are antidilutive.  For the three-month period ended June 30, 2008 and 2007, options to purchase 123,500 and 0 shares, respectively, were excluded in the calculation of diluted earnings since they are antidilutive. For the six-month period ended June 30, 2008 and 2007, options to purchase 191,500 and 0 shares, respectively, were excluded in the calculation of diluted earnings since they are antidilutive.

6. Share-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the three-month and six-month periods ended June 30, 2008 and 2007 were calculated using the following estimated weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected volatility	59.8%	—%	59.864.1%	61.3%
Expected term (in years)	6.5	—	6.5	6.5
Risk-free interest rate	3.4%	—%	3.4%	4.5%
Expected dividend yield	—%	—%	—%	—%

The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. Because the Company’s options are considered to be “plain vanilla”, the expected term was estimated using a modified version of the simplified method of calculation, as prescribed by SAB 107. This modified calculation uses the actual life for options that have been settled, and a uniform distribution assumption for the options still outstanding. Under SAB 107, options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at-the-money”; exercisability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non-transferable and non-hedgeable. In December 2007, the SEC issued SAB 110. SAB 110 permits the use of the simplified method in SAB 107 for employee option grants after December 31, 2007 for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The Company adopted SAB 110 and continued to use the simplified method to estimate the expected term for options granted after December 2007, as adequate historical experience is not available to provide a reasonable estimate. The Company intends to continue applying the simplified method until enough historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants.

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

Index

Share-based compensation expense recognized under SFAS 123R for the three-month and six-month periods ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Cost of products and services — services	$41	$13	$91	$25
Selling, general and administrative expenses	372	218	635	331
Share-based compensation from continuing operations before income taxes	413	231	726	356
Income tax benefit	—	—	—	—
Share-based compensation from continuing operations	413	231	726	356
Share-based compensation from discontinued operations	—	—	—	(8)
Total share-based compensation	$413	$231	$726	$348

A summary of the activity under the Company’s stock option plans for the six-month period ended June 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	1,480,736	$4.83
Granted	1,000	$7.80		$3
Exercised	(149,224)	$5.54		$675
Canceled	(15,900)	$10.03		$(9)
Options outstanding June 30, 2008	1,316,612	$4.69	5.97	$7,665
Options exercisable at June 30, 2008	878,912	$2.76	4.73	$6,756
Options vested and options expected to vest at June 30, 2008	1,212,740	$4.47	6.28	$7,322

The total intrinsic value of options exercised during the three-month periods ended June 30, 2008 and 2007 was $565 and $795, respectively, and during the six-month periods ended June 30, 2008 and 2007 was $675 and $2,016, respectively. The total grant-date fair value of stock options that became fully vested during the six-month periods ended June 30, 2008 and 2007 was approximately $235 and $252, respectively. The weighted average grant-date fair value of options granted during the three-month periods ended June 30, 2008 and 2007 was $4.70 and $0, respectively, and during six-month periods ended June 30, 2008 and 2007 was $4.70 and $5.82, respectively. Share-based compensation expense for employee stock options was $163 and $130 for the three-month periods ended June 30, 2008 and 2007, respectively. Share-based compensation expense for employee stock options was $332 and $239 for the six-month periods ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there was $1,881 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock option awards, which is expected to be recognized over a weighted-average period of 1.9 years.

A summary of the status of nonvested restricted shares as of June 30, 2008 and changes during the six-month period ended June 30, 2008 is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	195,509	$11.30
Granted	74,943	$8.04
Vested	(8,561)	$11.49
Forfeited	(17,500)	$10.51
Nonvested at June 30, 2008	244,391	$10.35

Share-based compensation expense related to employee restricted stock grants was $250 and $101 for the three-month periods ended June 30, 2008 and 2007, respectively. Share-based compensation expense related to employee restricted stock grants was $394 and $109 for the six-month periods ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there was $2,038 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the Plan, which is expected to be recognized over the weighted-average period of 3.8 years.

Index

7. Notes Payable

On June 3, 2008, the Company entered into an amendment to the Castle Pines Capital LLC (“CPC”) senior credit facility (“Amendment”) to increase the maximum aggregate line of credit to $60,000 from $50,000.  The CPC senior credit facility is used primarily for inventory financing and working capital requirements.  The Amendment also modified a financial covenant. At June 30, 2008, the Company was in compliance with the loan covenants of the senior credit facility, as amended.

8. Stockholders’ Equity

Registered Direct Offering

In June, 2008, the Company sold 900,000 shares of common stock through a registered direct offering to certain institutional investors at a price of $11.00 per share.  The net cash proceeds, after deducting the placement agent’s fee and other offering expenses of $1,091, were approximately $8,809.  The net cash proceeds were partially used to repay the $6,000 outstanding balance under the Acquisition Facility, with the remainder to be used for general corporate purposes including possible future acquisitions.

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

On May 2, 2008, the Board of Directors authorized a new repurchase plan of up to $2,000 of the Company’s common stock on or before July 31, 2008. These repurchases are required to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements and other factors. The plan also requires the repurchased shares to be retired as soon as practicable following the repurchase. The plan does not obligate the Company to purchase any particular amount of common stock and could be suspended at any time at the Company’s discretion.  No purchases were made under this repurchase plan during the three-month period ended June 30, 2008.  During July, 2008, 346 shares were purchased for $3, an average purchase price of $8.15.  The repurchase plan expired on July 31, 2008.

Employee Stock Purchase Plan

On April 3, 2008, the Company’s Board of Directors approved the INX Inc. 2008 Employee Stock Purchase Plan (the “Purchase Plan”) which was approved by Company stockholders at the Annual Meeting on May 13, 2008. The purpose of the Purchase Plan is to provide employees of the Company and its designated subsidiaries with an opportunity to purchase common stock of the Company. The aggregate number of shares of the Company’s common stock that will be available for issuance under the Purchase Plan is 500,000 shares, which shares may be authorized but unissued shares or treasury shares. Eligible employees may elect to participate in each offering period by electing to contribute between 1% and 6% of such employee’s compensation to the Purchase Plan on each payroll date during the offering period. The Purchase Plan will initially be implemented with a $6 limit on the amount of contributions that may be made to the Purchase Plan during any offering period. The purchase price per share will be equal to 85% of the fair market value on the first trading day of the offering period or, if less, 85% of the fair market value on the last trading day of the purchase period.

Issuance of Common Stock to Directors

Upon re-election to the Board of Directors in May 2008, INX issued 7,443 shares to its non-employee directors.  The issued shares were valued at $90, determined by multiplying the number of shares issued by the closing price per share for the common stock as reported by NASDAQ on May 13, 2008.

Index

9. Commitments and Contingencies

The Company served as a subcontractor to Complete Communications Services, Inc. (“CoCom”), a subcontractor on certain school district contracts during 2007. On August 24, 2007, CoCom filed a Chapter 11 Petition in U.S. Bankruptcy Court. As of December 31, 2007, the Company has accounts receivable from CoCom of $325, less an allowance for doubtful accounts of $250. The remaining net accounts receivable of $75 is covered by a subcontractor bond, which was collected in July 2008. The Company received payments of $102 during the ninety day period preceding the bankruptcy filing which could potentially be deemed preferential. While the result of the potential preference claims cannot be predicted with certainty, INX believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

INX sold all outstanding shares of Stratasoft, Inc. common stock for a pretax gain on disposal of $302 under a Stock Purchase Agreement (“Agreement”) dated January 26, 2006, Terms of the sale required $800 be placed in escrow, which is available to satisfy indemnified losses, if any, as defined in the Agreement. Funds placed in escrow are excluded from the estimated gain stated above. Approximately $673 in indemnified losses, net of interest earned, have been paid or presented for payment as of June 30, 2008. The Company indemnified the buyer for potential losses as defined in the Agreement to a maximum of $1,400, inclusive of amounts placed in escrow. Excess funds held in escrow were scheduled to be released on January 26, 2008. However, certain potential third-party claims remain outstanding, including the Schneider Rucinski lawsuit discussed further below. As provided in the Agreement, funds of $127 held in escrow at June 30, 2008 will not be released until such claims are resolved.

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

Registered Direct Offering

In June, 2008, we sold 900,000 shares of common stock through a registered direct offering to certain institutional investors at a price of $11.00 per share.  The net cash proceeds were approximately $8,809, after deducting the placement agent’s fee and other offering expenses of $1,091.  The net cash proceeds were partially used to repay the $6,000 outstanding balance under the Acquisition Facility, with the remainder to be used for general corporate purposes including possible future acquisitions.

Index

Acquisition of Access Flow, Inc.

Under an Asset Purchase Agreement dated June 6, 2008 (the “APA”), we purchased the operations and certain assets, and assumed specified liabilities of Access Flow, Inc. (“AccessFlow”).  AccessFlow is a Sacramento, California-based consulting organization focused on delivering VMware-based data center virtualization solutions, with revenues for the twelve months ended March 31, 2008 of approximately $10,500.  The acquisition was completed simultaneously with the execution of the APA. Neither AccessFlow nor any shareholder of AccessFlow has any prior affiliation with us. The APA contains customary representations and warranties and requires AccessFlow and its Shareholders to indemnify us for certain liabilities arising under the APA, subject to certain limitations and conditions.

The consideration paid at closing pursuant to the APA was (a) $2,450 in cash and (b) 238,692 shares of our common stock.  The common stock was valued at $13.06 per share or $3,117.  The number of common stock shares issued was determined by dividing $2,626,920 by the lesser of (i) the average closing price per share for the common stock, as reported by NASDAQ for the five consecutive trading days ending prior to the second day before June 6, 2008, which was $12.96 per share or (ii) $10.00 per share.  24,000 shares of common stock were retained by the Company under holdback provisions defined in the APA.  To the extent such shares held by the Company are not retained as reimbursement for contingencies defined in the APA, such shares will be issued to AccessFlow and recorded as additional purchase consideration. The two shareholders of AccessFlow entered into five-year noncompete agreements at closing, which provide for payments to each in the aggregate amount of $50 in equal monthly installments over the six month period subsequent to closing.  Broker costs and professional fees of $320 were incurred in the purchase, of which $148 was paid in cash, $16 accrued, and $156 was paid through the issuance of 11,935 shares of common stock.

Additional purchase consideration is payable to AccessFlow based on certain financial performance during each of the two-year periods ending June 30, 2009 and June 30, 2010.  The financial performance upon which such additional purchase consideration is based includes the following business components: (i) the acquired AccessFlow Sacramento, California branch office revenue excluding its hosting business, (ii) the acquired AccessFlow hosting business, and (iii) customer billings for certain virtualization products and services specified in the APA generated by our pre-existing fourteen branch office locations.  The APA specifies the computation of additional purchase consideration earned under each business component, including a minimum and maximum amount payable for each of the two years.  For each business component the minimum annual additional consideration payable is zero and the maximum annual additional consideration payable is (i) $405, (ii) $405, and (iii) $540, respectively. At our option, 50% of such additional consideration may be paid in the form of common stock. Additional purchase consideration, if any, will be recorded as goodwill.

Results Of Operations

Period Comparisons. The following tables set forth, for the periods indicated, certain financial data derived from our condensed consolidated statements of operations. Percentages shown in the table below are percentages of total revenue, except for the products and services components of gross profit, which are percentages of the respective product and service revenue.

Three Months Ended June 30, 2008 Compared To the Three Months Ended June 30, 2007

	Three Months Ended June 30,
	2008		2007
	Amount	%	Amount	%
Revenue:
Products	$51,430	80.4	$46,918	87.3
Services	12,561	19.6	6,809	12.7
Total revenue	63,991	100.0	53,727	100.0
Gross profit:
Products	9,766	19.0	7,889	16.8
Services	3,986	31.7	2,156	31.7
Total gross profit	13,752	21.5	10,045	18.7
Selling, general and administrative expenses	11,871	18.6	9,042	16.8
Operating income	1,881	2.9	1,003	1.9
Interest and other income (expense), net	(98)	(0.2)	41	—
Income tax expense	680	1.1	7	—
Net income from continuing operations	1,103	1.7	1,037	1.9
Income from discontinued operations, net of income taxes	10	—	(3)	—
Net income	$1,113	1.7	$1,034	1.9

Index

Revenue. Total revenue increased by $10,264, or 19.1%, to $63,991 from $53,727. Products revenue increased $4,512, or 9.6% to $51,430 from $46,918. The increase in products revenue was primarily due to revenue from operations acquired in the Select acquisition and sales to a large customer which was not previously allowed under our installation and managed services contract. Other regions experienced significant products revenue increases but were offset by lower Federal products sales which were due to increased price pressure on certain competitive bids awarded in the 2008 period. Services revenue increased $5,752 or 84.5% to $12,561 from $6,809. The increase in services revenue was primarily due to a new subcontract under a U.S. Army Corp. of Engineers project, increased revenue under the Iraq subcontract, and significant services revenue increases across substantially all regions.

Gross Profit. Total gross profit increased by $3,707, or 36.9%, to $13,752 from $10,045. Gross profit as a percentage of sales increased to 21.5% from 18.7%, due to higher 2008 products margins and proportionately higher services revenue which earns a substantially higher margin compared to products revenue. Gross profit on the products sales component increased $1,877 or 23.8%, to $9,766 from $7,889 and, as a percentage of sales, increased to 19.0% from 16.8%, primarily due to increased vendor rebates and increased revenues from maintenance contracts.  Gross profit on services revenue increased $1,830 or 84.9% to $3,986 from $2,156 and gross profit as a percent of services revenue was unchanged from the 2007 period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2,829, or 31.3% to $11,871 from $9,042. As a percentage of total revenue, these expenses increased to 18.6% in 2008 versus 16.8% in 2007. Increased 2008 expenses reflect selling, general and administrative expenses of the operations acquired in the Select acquisition, higher sales compensation costs resulting from increased revenues, and additional sales and administrative personnel costs from headcount increases.

Operating Income. Operating income increased $878 to $1,881 from $1,003, primarily due to higher products and services revenues and improved products margins, partially offset by higher selling, general and administrative expenses as a percentage of revenue.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $139 to expense of $98 from income of $41, primarily due to the interest on borrowings to fund the cash portion of the purchase price of Select, Inc., acquired in August 2007.  The borrowings were repaid in June 2008 from proceeds of issuance of common stock.

Income Tax Expense. Income tax expense increased by $673 to $680 from $7, primarily due to higher 2008 pretax income and the utilization of all net operating loss carryforwards for book purposes in 2007.  The availability of net operating loss carryforwards for federal income tax purposes are discussed further under “Tax Loss Carryforward” below.

Net Income. Net income increased $79 to $1,113 from $1,034, primarily due to higher products and services revenues and improved margins, partially offset by increased selling, general and administrative expenses and income tax expense.

Six Months Ended June 30, 2008 Compared To the Six Months Ended June 30, 2007

	Six Months Ended June 30,
	2008		2007
	Amount	%	Amount	%
Revenue:
Products	$101,921	82.4	$86,468	87.0
Services	21,713	17.6	12,902	13.0
Total revenue	123,634	100.0	99,370	100.0
Gross profit:
Products	18,973	18.6	15,107	17.5
Services	6,926	31.9	3,445	26.7
Total gross profit	25,899	20.9	18,552	18.7
Selling, general and administrative expenses	22,255	18.0	17,214	17.3
Operating income	3,644	2.9	1,338	1.4
Interest and other income (expense), net	(171)	(0.1)	17	—
Income tax expense	1,363	1.1	14	—
Net income from continuing operations	2,110	1.7	1,341	1.4
Income from discontinued operations, net of income taxes	14	—	59	—
Net income	$2,124	1.7	$1,400	1.4

Index

Revenue. Total revenue increased by $24,264, or 24.4%, to $123,634 from $99,370. Products revenue increased $15,453, or 17.9% to $101,921 from $86,468. The increase in products revenue was primarily due to revenue from operations acquired in the Select acquisition and sales to a large customer which was not previously allowed under our installation and managed services contract. Other regions experienced significant products revenue increases but were offset by lower Federal products sales which were due to increased price pressure on certain competitive bids awarded in the 2008 period. Services revenue increased $8,811 or 68.3% to $21,713 from $12,902. The increase in services revenue was primarily due to revenue from operations acquired in the Select acquisition, a new subcontract under a U.S. Army Corp. of Engineers project, increased revenue under the Iraq subcontract, and a substantial increase in the Central Texas, North Texas, and California regions’ services revenue.

Gross Profit. Total gross profit increased by $7,347, or 39.6%, to $25,899 from $18,552. Gross profit as a percentage of sales increased to 20.9% from 18.7%, due to higher margins on both products and services. Gross profit on the products sales component increased $3,866 or 25.6%, to $18,973 from $15,107 and, as a percentage of sales, increased to 18.6% from 17.5% primarily due to higher vendor rebates. Gross profit on services revenue increased $3,481 or 101.0% to $6,926 from $3,445 and gross profit as a percent of services revenue increased to 31.9% from 26.7%. The increase in services gross margin was primarily due to significantly improved utilization of technical personnel in 2008 and costs incurred during the 2007 period to expand into new markets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $5,041, or 29.3% to $22,255 from $17,214. As a percentage of total revenue, these expenses increased to 17.9% in 2008 versus 17.3% in 2007. Increased 2008 expenses reflect selling, general and administrative expenses of the operations acquired in the Select acquisition, higher sales compensation costs resulting from increased revenues, and additional sales and administrative personnel costs from headcount increases.

Operating Income. Operating income increased $2,306 to $3,644 from $1,338, primarily due to higher products and services revenues and improved margins, partially offset by increased selling, general and administrative expenses.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $188 to expense of $171 from income of $17, primarily due to the interest on borrowings to fund the cash portion of the purchase price of Select, Inc., acquired in August 2007.  The borrowings were repaid in June 2008 from proceeds of issuance of common stock.

Income Tax Expense. Income tax expense increased by $1,349 to $1,363 from $14, primarily due to higher 2008 pretax income and the utilization of all net operating loss carryforwards for book purposes in 2007.  The availability of net operating loss carryforwards for federal income tax purposes is discussed further under “Tax Loss Carryforward” below.

Net Income. Net income increased $724 to $2,124 from $1,400, primarily due to higher products and services revenues and improved margins, partially offset by increased selling, general and administrative expenses and income tax expense.

Tax Loss Carryforward. Because of our operating losses in 2003, 2005 and 2006 and exercises of stock options, we have accumulated a net operating loss carryforward for federal income tax purposes that, at June 30, 2008, was approximately $3,049. Since United States tax laws limit the time during which an NOL may be applied against future taxable income and tax liabilities, we may not be able to take full advantage of our NOL carryforward for federal income tax purposes. The carryforward will expire during the period 2023 through 2026 if not otherwise used. A change in ownership, as defined by federal income tax regulations, could significantly limit the company’s ability to utilize its carryforward.

As a result of the adoption of SFAS 123(R), we recognize tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits. A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the cumulative book compensation charge associated with the award. At June 30, 2008, windfall tax benefits included in NOL carryforward but not reflected in deferred tax assets are $3,049.

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

Index

Liquidity and Capital Resources

Sources of Liquidity

During the six month period ended June 30, 2008, our principal sources of liquidity were sales of common stock , cash flows from operations  and our credit facility with Castle Pines Capital LLC (the “Credit Facility”).  We believe cash flows from operations and availability under our credit facilities are sufficient to meet our short-term and long-term liquidity requirements. We use the Credit Facility to finance the majority of our purchases of inventory and to provide working capital when our cash flow from operations is insufficient. Our working capital increased to $19,217 at June 30, 2008 from $9,833 at December 31, 2007, primarily due to cash generated from operations and the issuance of common stock.

On June 3, 2008, we entered into an amendment to the Credit Facility (“Amendment”) to increase the maximum aggregate line of credit to $60,000 from $50,000.  The Credit Facility includes an additional $10 million credit facility specifically for acquisitions (“Acquisition Facility”).  Substantially all of our assets are pledged as collateral under the Credit Facility. Advances under the Acquisition Facility are specific to each acquisition and subject to approval by CPC based on pre-established criteria. In connection with the Select acquisition, $6,000 was borrowed under the Acquisition Facility, which was repaid on June 26, 2008 from the proceeds of the common stock issuance.

As of June 30, 2008, borrowing capacity and availability were as follows:

Total Credit Facility	$60,000
Borrowing base limitation	(19,974)
Total borrowing capacity	40,026
Less interest-bearing borrowings	—
Less non-interest bearing advances	(35,536)
Total unused availability	$4,491

In addition to unused borrowing availability, liquidity at June 30, 2008 included our cash balance of $12,604. The “unused availability” is the amount not borrowed, but eligible to be borrowed. The borrowing base restrictions generally restrict our borrowings under the Credit Facility to 85% of the eligible receivables, 100% of our floorplanned inventory and 75% of Cisco vendor rebates receivable.

We use the Credit Facility to finance purchases of Cisco products from Cisco and from certain wholesale distributors. Cisco provides 60-day terms, and other wholesale distributors typically provide 30-day terms. Balances under the Credit Facility that are within those respective 60-day and 30-day periods (the “Free Finance Period”) do not accrue interest and are classified as accounts payable in our balance sheet. To the extent that we have credit availability under the Credit Facility, it gives us the ability to extend the payment terms past the Free Finance Period. Amounts extended past the Free Finance Period accrue interest and are classified as notes payable on our balance sheet. The interest rate of the Credit Facility is the prime rate plus 0.5% (5.50% at June 30, 2008) and the interest rate of the Acquisition Facility is the prime rate plus 2.0% (7.00% at June 30, 2008).

As defined in the Credit Facility there are restrictive covenants measured at each quarter and year-end regarding minimum tangible net worth, maximum debt to tangible net worth ratio, minimum working capital and a minimum current ratio. At June 30, 2008, we were in compliance with the loan covenants and we anticipate that we will be able to comply with the loan covenants during the next twelve months. If we violate any of the loan covenants, we would be required to seek waivers from CPC for those non-compliance events. If CPC refused to provide waivers, the amount due under the Credit Facility could be accelerated and we could be required to seek other sources of financing.

Cash Flows. During the six months ended June 30, 2008, our cash increased by $3,264. Operating activities provided cash of $3,714, investing activities used $3,609, and financing activities provided $3,159.

Index

Operating Activities. Operating activities provided $3,714 in the six months ended June 30, 2008, as compared to providing cash of $11,292 in the comparable 2007 period. During the six months ended June 30, 2008, net income and noncash adjustments to net income provided cash of $3,895, which was partially offset by changes in asset and liability accounts using cash of $189.

Investing Activities. Investing activities used $3,609 in the six months ended June 30, 2008, compared to $1,121 used during the comparable period in 2007. Our investing activities in 2008 primarily consisted of the acquisition of Access Flow, Inc. ($2,598, including transaction costs) and capital expenditures ($1,001).  Our investing activities in the 2007 period primarily consisted of  capital expenditures ($856) and additional purchase price paid to Datatran Network Systems ($250).  Capital expenditures in both years were primarily related to purchases of computer equipment and software, and to a lesser degree, leasehold improvements. During the next twelve months, we do not expect to incur significant capital expenditures requiring cash, except for acquisitions, of which we cannot predict the certainty or magnitude.

Financing Activities. Financing activities provided $3,159 in the six months ended June 30, 2008, as compared to using $4,140 in the comparable period in 2007. The financing activities during the six months ended June 30, 2008 generated cash primarily from the issuance of common stock ($8,809, net of issuance costs), the exercise of stock options ($827), and excess tax benefits from stock option exercises ($1,195), partially offset by the repayment of the Acquisition Facility ($6,000) and common stock repurchases discussed in Note 8 to the Consolidated Condensed Financial Statements in Part I, Item 1 ($1,536). Funds used in the comparable 2007 period were primarily from net payments under the short-term credit facility.

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

Item 4T. Controls and Procedures

Under the supervision and with the participation of certain members of our management, including our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that, our disclosure controls and procedures at June 30, 2008 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the first six months of 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 to condensed consolidated financial statements in Part I, Item 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See Note 4 to condensed consolidated financial statements in Part I, Item 1 regarding issuance of additional purchase price consideration consisting of 75,000 unregistered shares of the Company’s common stock to Network Architects, Corp. in July 2008 for achievement of certain operating profit milestones during the twelve-month period ending May 31, 2008.

See Note 8 to condensed consolidated financial statements in Part I, Item 1 regarding issuance of 7,443 unregistered shares to its non-employee directors upon re-election to the Board of Directors in May 2008.

Item 4. Submission of Matters to a Vote of Security Holders

See Item 8.01 to Form 8-K filed May 13, 2008 which is incorporated herein by reference as the results of matters submitted to a vote of security holders required as part of this report.

Item 6. Exhibits

See exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INX Inc.

Date: August 12, 2008	By:	/s/ BRIAN FONTANA
Brian Fontana, Vice President
and Chief Financial Officer

Index

Index to Exhibits

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From:

10.1	Asset Purchase Agreement by and among INX Inc., Access Flow, Inc., Steve Kaplan and Gary Lamb dated June 6, 2008	Exhibit 10.1 to Form 8-K filed June 9, 2008

10.2	Amendment to Amended and Restated Credit Agreement by and among INX Inc., Select, Inc., and Castle Pines Capital LLC	Exhibit 10.1 to Form 8-K filed June 4, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith.

32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith.