Form 10-Q
period 2008-09-30
INX Inc
filed 2008-11-07
CIK 1020017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2008 to September 30, 2008

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

The Registrant has 8,742,977 shares of common stock outstanding as of October 31, 2008.

INX Inc. and Subsidiaries
FORM 10-Q for the Quarter Ended September 30, 2008

INDEX

Index

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months
	Ended September 30,
	2008	2007
Revenue:
Products	$59,576	$45,222
Services	12,366	6,776
Total revenue	71,942	51,998
Cost of products and services:
Products	49,509	37,335
Services	9,107	5,110
Total cost of products and services	58,616	42,445
Gross profit	13,326	9,553
Selling, general and administrative expenses	12,545	8,543
Operating income	781	1,010
Interest and other income (expense), net	106	(17)
Income from continuing operations before income taxes	887	993
Income tax expense	470	7
Net income from continuing operations	417	986
Income from discontinued operations, net of income taxes	9	38
Net income	$426	$1,024
Net income per share:
Basic:
Income from continuing operations	$0.05	$0.14
Income from discontinued operations, net of income taxes	—	—
Net income per share	$0.05	$0.14
Diluted:
Income from continuing operations	$0.05	$0.12
Income from discontinued operations, net of income taxes	—	0.01
Net income per share	$0.05	$0.13
Shares used in computing net income per share:
Basic	8,746,691	7,081,511
Diluted	9,338,353	8,037,221

The accompanying notes are an integral part of these condensed consolidated financial statements

Index

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share amounts)
(Unaudited)

	Nine Months
	Ended September 30,
	2008	2007
Revenue:
Products	$161,497	$131,690
Services	34,079	19,678
Total revenue	195,576	151,368
Cost of products and services:
Products	132,457	108,696
Services	23,894	14,567
Total cost of products and services	156,351	123,263
Gross profit	39,225	28,105
Selling, general and administrative expenses	34,800	25,757
Operating income	4,425	2,348
Interest and other (expense), net	(65)	—
Income from continuing operations before income taxes	4,360	2,348
Income tax expense	1,833	21
Net income from continuing operations	2,527	2,327
Income from discontinued operations, net of income taxes	23	97
Net income	$2,550	$2,424
Net income per share:
Basic:
Income from continuing operations	$0.32	$0.34
Income from discontinued operations, net of income taxes	—	0.01
Net income per share	$0.32	$0.35
Diluted:
Income from continuing operations	$0.30	$0.30
Income from discontinued operations, net of income taxes	—	0.01
Net income per share	$0.30	$0.31
Shares used in computing net income per share:
Basic	7,958,966	6,870,521
Diluted	8,579,268	7,853,269

The accompanying notes are an integral part of these condensed consolidated financial statements

Index

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,806	$9,340
Accounts receivable, net of allowance of $201 and $470	51,077	45,128
Inventory, net	1,872	1,439
Deferred income taxes	2,100	2,100
Other current assets	1,101	2,062
Total current assets	71,956	60,069
Property and equipment, net of accumulated depreciation of $4,822 and $3,728	5,593	4,421
Goodwill	21,438	16,603
Intangible and other assets, net of accumulated amortization of $2,076 and $1,592	4,146	3,148
Total assets	$103,133	$84,241
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$36	$6,200
Current portion of capitalized lease obligations	77	—
Accounts payable	42,719	37,233
Accrued expenses	8,409	5,363
Other current liabilities	757	1,440
Total current liabilities	51,998	50,236
Long-term Liabilities:
Deferred income taxes	1,565	1,565
Long-term portion of capitalized lease obligations	176	—
Other long-term liabilities	301	413
Total long-term liabilities	2,042	1,978
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 8,704,977 and 7,548,892 shares issued	87	75
Additional paid-in capital	51,001	36,497
Accumulated deficit	(1,995)	(4,545)
Total stockholders’ equity	49,093	32,027
Total liabilities and stockholders’ equity	$103,133	$84,241

The accompanying notes are an integral part of these condensed consolidated financial statements

Index

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	$.01 par value		Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2007	7,548,892	$75	$36,497	$(4,545)	$32,027
Exercise of common stock options	149,224	2	825	—	827
Issuance of vested restricted common stock	8,015	—	—	—	—
Issuance of shares as purchase price consideration and broker fees for Access Flow, Inc. acquisition	250,627	2	3,270	—	3,272
Issuance of shares as additional purchase price consideration for Network Architects, Corp. acquisition	75,000	1	739	—	740
Share-based compensation expense related to employee stock options	—	—	476	—	476
Share-based compensation expense related to employee restricted stock grants	—	—	507	—	507
Share-based compensation expense related to Employee Stock Purchase Plan	—	—	82	—	82
Share-based compensation expense related to directors’ stock grants	7,443	—	90	—	90
Excess tax benefit from stock option exercises	—	—	1,590	—	1,590
Purchase and retirement of treasury stock resulting from grantee election to fund payroll taxes out of restricted stock grant	(1,568)	—	(12)	—	(12)
Issuance of common stock, net of issuance costs	900,000	9	8,861	—	8,870
Purchase and retirement of common stock	(264,271)	(2)	(2,094)	—	(2,096)
Issuance of common stock under the Employee Stock Purchase Plan	28,460	—	164	—	164
Exercise of warrants	3,155	—	—	—	—
Other	—	—	6	—	6
Net income	—	—	—	2,550	2,550
Balance at September 30, 2008	8,704,977	$87	$51,001	$(1,995)	$49,093

The accompanying notes are an integral part of this condensed consolidated financial statement

Index

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months
	Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,550	$2,424
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) from discontinued operations	(23)	(97)
Tax expense from discontinued operations	7	—
Depreciation and amortization	1,766	1,143
Share-based compensation expense for stock options, stock grants, and employee stock purchase plan	1,155	520
Issuance of warrants	—	86
Loss on retirement of assets	27	11
Bad debt expense	—	29
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(5,949)	6,031
Inventory	(428)	13
Accounts payable	5,474	(1,343)
Other assets and liabilities	3,147	81
Net cash provided by continuing operations	7,726	8,898
Net operating activities of discontinued operations	16	43
Net cash provided by operating activities	7,742	8,941
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Access Flow, Inc.	(2,500)	—
Acquisition of Select, Inc. purchase price adjustments	10	(3,386)
Acquisition of Datatran Network Systems	—	(250)
Transaction costs paid for acquisitions	(161)	(354)
Capital expenditures (net of effect of acquisitions)	(1,785)	(1,127)
Net cash used in investing activities of continuing operations	(4,436)	(5,117)
Net investing activities of discontinued operations	—	15
Net cash used in investing activities	(4,436)	(5,102)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	8,870	—
Issuance of common stock for purchases under Employee Stock Purchase Plan	164	—
Exercise of stock options	827	1,029
Excess tax benefits from stock option exercises	1,590	—
Purchase of common stock	(2,096)	—
Purchase of treasury stock resulting from grantee election	(12)	—
Net (payments) borrowings of short-term interest bearing credit facilities	(6,000)	1,650
Debt issuance costs paid	—	(12)
Proceeds from other short-term borrowings	251	472
Payments on notes payable and capitalized lease obligations	(434)	(259)
Net cash provided by financing activities of continuing operations	3,160	2,880
NET INCREASE IN CASH AND CASH EQUIVALENTS	6,466	6,719
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,340	1,795
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,806	$8,514

The accompanying notes are an integral part of these condensed consolidated financial statements

Index

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months
	Ended September 30,
	2008	2007
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of Access Flow, Inc.:
Fair value of net assets acquired	$6,011	$—
Common stock issued	(3,272)	—
Transaction costs and noncompete agreements accrued	(78)	—

Acquisition of Select, Inc.:
Fair value of net assets acquired	—	6,566
Common stock issued	—	(2,362)
Noncompete agreement liability	—	(450)
Transaction costs and noncompete agreements accrued	—	(50)

Acquisition of Network Architects, Corp.:
Fair value of assets acquired	740	500
Common stock issued	(740)	(250)

Acquisition of Datatran Network Systems:
Fair value of assets acquired	—	677
Common stock issued	—	(677)

Debt issuance costs accrued	—	(53)

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

2. Basis of Presentation

The accompanying unaudited financial data as of September 30, 2008 and for the three-month and nine-month periods ended September 30, 2008 and 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2007 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary for a fair presentation of financial position as of September 30, 2008, results of operations for the three-month and nine-month periods ended September 30, 2008 and 2007, cash flows for the nine month periods ended September 30, 2008 and 2007, and stockholders’ equity for the nine month period ended September 30, 2008, have been included. The results of the interim periods are not necessarily indicative of results for the full year or any future period.

Certain prior period amounts in the balance sheet presented herein have been reclassified to conform to the current period presentation. $250 in long-term rent has been reclassified from current liabilities to other long-term liabilities at December 31, 2007.

3. Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS 157.  FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The implementation of this standard did not have an impact on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted EPS must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of FSP EITF 03-6-1 and anticipates any impact to basic earnings per share will be immaterial.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 is effective on November 16, 2008 . The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated financial statements.

In April 2008, the FASB issued a FASB Staff Position on SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets . The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 142-3 to have a material effect on its consolidated financial statements.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”) to extend the use of “simplified method” for estimating the expected term of “plain vanilla” employee stock options for award valuation. The method was initially allowed under Staff Accounting Bulletin No. 107 (“SAB 107”) in contemplation of the adoption of SFAS 123(R) to expense the compensation cost based on the grant date fair value of the award. SAB 110 does not provide an expiration date for the use of the method. However, as more external information about exercise behavior will be available over time, it is expected that this method will not be used when more relevant guidance is available.  The adoption of SAB 110 did not have a material impact on the Company’s consolidated financial statements.

Index

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

In September 2006, the FASB issued Statement on Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 (“FSP 157-2”) which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. In addition, FASB issued a staff position, FSP SFAS No. 157-1, to clarify that SFAS No. 157 does not apply under SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classifications under SFAS No. 13 and FSP SFAS No. 157-3 to provide guidance for determining the fair value of a financial asset when the market for that asset is not active. The Company elected to defer adoption of SFAS 157 relating to non-recurring, non-financial assets and liabilities until January 1, 2009. The Company has not yet determined the impact, if any, of adopting SFAS 157 with respect to non-recurring, non-financial assets and liabilities on its consolidated financial statements. The partial adoption of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.

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

The consideration paid at closing pursuant to the APA was (a) $2,450 in cash and (b) 238,692 shares of the Company’s common stock.  The common stock was valued at $13.06 per share or $3,116.  The number of common stock shares issued was determined by dividing $2,626,920 by the lesser of (i) the average closing price per share for the common stock, as reported by NASDAQ for the five consecutive trading days ending prior to the second day before June 6, 2008, which was $12.96 per share or (ii) $10.00 per share.  An additional 24,000 shares of common stock are issuable by the Company under holdback provisions defined in the APA.  To the extent such shares held by the Company are not retained as reimbursement for contingencies defined in the APA, such shares will be issued to AccessFlow and recorded as additional purchase consideration. The two shareholders of AccessFlow entered into five-year noncompete agreements at closing, which provide for payments to each in the aggregate amount of $50 in equal monthly installments of approximately $8 each per month over the six month period subsequent to closing.  Broker costs and professional fees of $345 were incurred in the purchase, of which $161 was paid in cash, $28 accrued, and $156 was paid through the issuance of 11,935 shares of common stock.

Index

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

The following table summarizes the estimated fair values, including professional fees and other related acquisition costs, at the date of acquisition.

Intangibles:
Noncompete agreements, amortized over 5 years	$556
Customer relationships, amortized over 4 years	169
Strategic relationships, amortized over 3 years	308
Trademark, amortized over 3 years	319
Service contracts, amortized over 4 years	131
Inventory	5
Property and equipment	696
Goodwill	4,099
Less capital lease obligations assumed	(272)
Total acquisition cost	$6,011

Included under property and equipment is the cost of the capital lease obligations assumed of $272.

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

The consideration paid at closing pursuant to the SPA was (a) $6,250 in cash, including $1,000 placed in escrow under holdback provisions defined in the SPA and (b) 231,958 shares of the Company’s Common Stock, $0.01 par value (the “Common Stock”) valued at $10.60 per share or $2,459, which amount of shares was determined by dividing $2,250 by $9.70, which is the greater of (i) average closing price per share for the Common Stock as reported by Nasdaq for the five consecutive trading days ending August 28, 2007 and (ii) $9.50. The President and major shareholder of Select entered into a five-year noncompete agreement at closing providing for equal monthly payments of $21 over two years, which were recorded at their present value of $450. Cash of $6,000 was borrowed from the Acquisition Facility under the Credit Agreement with Castle Pines Capital LLC (“Acquisition Facility”). In connection with the stock purchase, the Credit Agreement with Castle Pines Capital LLC was amended for the modification of certain financial covenants and for the addition of Select as a party to the Credit Agreement. Broker costs and professional fees of $512 were incurred in the purchase, of which $389 was paid in cash and $123 was paid through the issuance of 11,598 shares of common stock.

Additional purchase consideration may be payable based on the Select branch office revenue and operating profit during the two years subsequent to the date of the SPA. For the twelve-month period ending August 31, 2008, the revenue and operating profit contribution was less than the minimum required under the SPA resulting in no additional purchase consideration due the Shareholders. For the twelve-month period ending August 31, 2009, if revenue is greater than $53,000 and operating profit contribution is greater than or equal to $3,710, then the Company shall pay the Shareholders additional purchase consideration of $600 and will pay an additional $50 for each $150 of operating profit contribution in excess of $3,710 up to a maximum of $600 with an aggregate maximum of $1,200 in additional purchase consideration. At the Company’s option, 50% of such additional purchase price may be paid in the form of Common Stock. Additional purchase price consideration, if any, will be recorded as goodwill.

Index

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$71,942	$60,656	$200,722	$186,150
Net income from continuing operations	$417	$928	$2,475	$2,619
Net income per share from continuing operations:
Basic	$0.05	$0.12	$0.30	$0.36
Diluted	$0.05	$0.11	$0.28	$0.31
Weighted average shares used in calculation:
Basic	8,746,691	7,519,138	8,127,860	7,361,456
Diluted	9,338,353	8,474,848	8,748,161	8,344,204

Network Architects, Corp.

Effective May 26, 2005, the Company acquired the operations and certain assets of Network Architects, Corp. (“Network Architects”), a data network and IP telephony systems design, installation and support business with branches in Albuquerque, New Mexico, and El Paso, Texas. Additional purchase price consideration consisting of 75,000 shares of the Company’s common stock was issued to Network Architects in July 2008 for achievement of certain operating profit milestones during the twelve-month period ending May 31, 2008.  The additional purchase price consideration was valued at $740 and was recorded as additional goodwill.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator for basic and diluted earnings per share:
Net income from continuing operations	$417	$986	$2,527	$2,327
Income on disposal of discontinued operations, net of income taxes	9	38	23	97
Net income	$426	$1,024	$2,550	$2,424

Denominator for basic earnings per share — weighted-average shares outstanding	8,746,691	7,081,511	7,958,966	6,870,521
Effect of dilutive securities — shares issuable from assumed conversion of common stock options, restricted stock, and warrants	591,662	955,710	620,301	982,748
Denominator for diluted earnings per share — weighted-average shares outstanding	9,338,353	8,037,221	8,579,268	7,853,269

Index

For the three-month period ended September 30, 2008 and 2007, warrants to purchase common stock of 575,000 and 625,000 shares, respectively, were excluded from the determination of the dilutive shares since they are antidilutive.  For the nine-month period ended September 30, 2008 and 2007, warrants to purchase common stock of 619,955 and 625,000 shares, respectively, were excluded from the determination of the dilutive shares since they are antidilutive.  For the three-month period ended September 30, 2008 and 2007, options to purchase 214,100 and 0 shares, respectively, were excluded in the calculation of diluted earnings since they are antidilutive. For the nine-month period ended September 30, 2008 and 2007, options to purchase 189,100 and 0 shares, respectively, were excluded in the calculation of diluted earnings since they are antidilutive.

6. Share-Based Compensation

The Company recognized employee share-based compensation expense for stock option and restricted stock grants of $347 and $163 during the three months ended September 30, 2008 and 2007, respectively, and $983 and $422 during the nine months ended September 30, 2008 and 2007, respectively. In addition, during the second quarter of 2008 the Company issued 7,443 shares to its non-employee directors.  The issued shares vest immediately and were valued at $90, determined by multiplying the number of shares issued by the closing price per share for the common stock as reported by NASDAQ on May 13, 2008.  During the second quarter of 2007, the Company issued 9,072 shares to its non-employee directors valued at $90.

The unrecognized compensation cost related to the Company's unvested stock options as of September 30, 2008 and 2007 was $1,764 and $2,120, respectively and is expected to be recognized over a weighted-average period of 1.8 years and 2.0 years, respectively.  The unrecognized compensation cost related to the Company's unvested restricted shares as of September 30, 2008 and 2007 was $3,250 and $298, respectively and is expected to be recognized over a weighted-average period of 4.1 years and 4.3 years, respectively.

On April 3, 2008, the Company’s Board of Directors approved the INX Inc. 2008 Employee Stock Purchase Plan (the “Purchase Plan”) which was approved by Company stockholders at the Annual Meeting on May 13, 2008. The purpose of the Purchase Plan is to provide employees of the Company and its designated subsidiaries with an opportunity to purchase common stock of the Company. The aggregate number of shares of the Company’s common stock that will be available for issuance under the Purchase Plan is 500,000 shares, which shares may be authorized but unissued shares or treasury shares. Eligible employees may elect to participate in each offering period by electing to contribute between 1% and 6% of such employee’s compensation to the Purchase Plan on each payroll date during the offering period. The Purchase Plan was initially implemented with a $6 limit on the amount of contributions that may be made to the Purchase Plan during any offering period. The purchase price per share is equal to 85% of the fair market value on the first trading day of the offering period or, if less, 85% of the fair market value on the last trading day of the purchase period. Under the Purchase Plan, the company issued 28,460 shares during the three months ended September 30, 2008 and recognized share based compensation expense of $82.

7. Senior Credit Facility

On June 3, 2008, the Company entered into an amendment to the Castle Pines Capital LLC (“CPC”) senior credit facility (“Amendment”) to increase the maximum aggregate line of credit to $60,000 from $50,000.  The Amendment also modified a financial covenant. The CPC senior credit facility is used primarily for inventory financing and working capital requirements.  At September 30, 2008, $39,409 was outstanding under the Facility and reported under accounts payable, and the unused availability was $1,124.  At September 30, 2008, the Company was in compliance with the loan covenants of the senior credit facility, as amended.

8. Stockholders’ Equity

Registered Direct Offering

In June, 2008, the Company sold 900,000 shares of common stock through a registered direct offering to certain institutional investors at a price of $11.00 per share.  The net cash proceeds, after deducting the placement agent’s fee and other offering expenses of $1,030, were approximately $8,870.  The net cash proceeds were partially used to repay the $6,000 outstanding balance under the Acquisition Facility, with the remainder to be used for general corporate purposes including possible future acquisitions.

Common Stock Repurchase Plan

Effective December 4, 2007, the Board of Directors authorized the purchase of up to $2,000 of the Company’s common stock on or before March 31, 2008. These purchases were required to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements and other factors. The plan also required the purchased shares to be retired as soon as practicable following the purchase. The plan did not obligate the Company to purchase any particular amount of common stock and could be suspended at any time at the Company’s discretion. During the three-month period ended March 31, 2008, 184,985 shares were purchased for $1,536, of which 3,800 shares were purchased in 2007 and settled and recorded in 2008. From inception of the repurchase plan to March 31, 2008, 186,785 shares were purchased for $1,554, an average purchase price of $8.27 per share. The December 4, 2007 repurchase plan expired on March 31, 2008.

Index

On May 2, 2008, the Board of Directors authorized a repurchase plan of up to $2,000 of the Company’s common stock on or before July 31, 2008 under similar terms as the plan authorized on December 4, 2007.  During July, 2008, 346 shares were purchased under the plan for $3, an average purchase price of $8.15 per share.  The May 2, 2008 repurchase plan expired on July 31, 2008.

On September 10, 2008, the Board of Directors authorized a new repurchase plan of up to $2,000 of the Company’s common stock on or before December 31, 2008 under similar terms as the plan authorized on December 4, 2007.  During September 2008, 78,940 shares were purchased under the plan for $557, an average purchase price of $7.03 per share.  As of September 30, 2008 $1,443 was available to repurchase the Company’s common stock under the September 10, 2008 plan.

9. Commitments and Contingencies

The Company served as a subcontractor to Complete Communications Services, Inc. (“CoCom”), a subcontractor on certain school district contracts during 2007. On August 24, 2007, CoCom filed a Chapter 11 Petition in U.S. Bankruptcy Court. As of December 31, 2007, the Company had an accounts receivable from CoCom of $325, less an allowance for doubtful accounts of $250. The remaining net accounts receivable of $75 was covered by a subcontractor bond, which was collected in July 2008. The Company received payments of $102 during the ninety day period preceding the bankruptcy filing which could potentially be deemed preferential. While the result of the potential preference claims cannot be predicted with certainty, INX believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

INX sold all outstanding shares of Stratasoft, Inc. common stock for a pretax gain on disposal of $302 under a Stock Purchase Agreement (“Agreement”) dated January 26, 2006, Terms of the sale required $800 be placed in escrow, which is available to satisfy indemnified losses, if any, as defined in the Agreement. Funds placed in escrow are excluded from the estimated gain stated above. Approximately $717 in indemnified losses, net of interest earned, have been paid or presented for payment as of September 30, 2008. The Company indemnified the buyer for potential losses as defined in the Agreement to a maximum of $1,400, inclusive of amounts placed in escrow. Excess funds held in escrow were scheduled to be released on January 26, 2008. However, certain potential third-party claims remain outstanding, including the Schneider Rucinski lawsuit discussed further below. As provided in the Agreement, funds of $83 held in escrow at September 30, 2008 will not be released until such claims are resolved.

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

Index

Registered Direct Offering

In June, 2008, we sold 900,000 shares of common stock through a registered direct offering to certain institutional investors at a price of $11.00 per share.  The net cash proceeds were approximately $8,870, after deducting the placement agent’s fee and other offering expenses of $1,030.  The net cash proceeds were partially used to repay the $6,000 outstanding balance under the Acquisition Facility, with the remainder to be used for general corporate purposes including possible future acquisitions.

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

The consideration paid at closing pursuant to the APA was (a) $2,450 in cash and (b) 238,692 shares of our common stock.  The common stock was valued at $13.06 per share or $3,116.  The number of common stock shares issued was determined by dividing $2,626,920 by the lesser of (i) the average closing price per share for the common stock, as reported by NASDAQ for the five consecutive trading days ending prior to the second day before June 6, 2008, which was $12.96 per share or (ii) $10.00 per share.  An additional 24,000 shares of common stock are issuable by the Company under holdback provisions defined in the APA.  To the extent such shares held by the Company are not retained as reimbursement for contingencies defined in the APA, such shares will be issued to AccessFlow and recorded as additional purchase consideration. The two shareholders of AccessFlow entered into five-year noncompete agreements at closing, which provide for payments to each in the aggregate amount of $50 in equal monthly installments of approximately $8 each per month over the six month period subsequent to closing.  Broker costs and professional fees of $345 were incurred in the purchase, of which $161 was paid in cash, $28 accrued, and $156 was paid through the issuance of 11,935 shares of common stock.

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

Results Of Operations

Period Comparisons. The following tables set forth, for the periods indicated, certain financial data derived from our condensed consolidated statements of earnings. Percentages shown in the table below are percentages of total revenue, except for the products and services components of gross profit, which are percentages of the respective product and service revenue.

Three Months Ended September 30, 2008 Compared To the Three Months Ended September 30, 2007

	Three Months Ended September 30,
	2008		2007
	Amount	%	Amount	%
Revenue:
Products	$59,576	82.8	$45,222	87.0
Services	12,366	17.2	6,776	13.0
Total revenue	71,942	100.0	51,998	100.0
Gross profit:
Products	10,067	16.9	7,887	17.4
Services	3,259	26.4	1,666	24.6
Total gross profit	13,326	18.5	9,553	18.4
Selling, general and administrative expenses	12,545	17.4	8,543	16.5
Operating income	781	1.1	1,010	1.9
Interest and other income (expense), net	106	0.2	(17)	—
Income tax expense	470	0.7	7	—
Net income from continuing operations	417	0.6	986	1.9
Income from discontinued operations, net of income taxes	9	—	38	0.1
Net income	$426	0.6	$1,024	2.0

Index

Revenue. Total revenue increased by $19,944, or 38.4%, to $71,942 from $51,998. Products revenue increased $14,354, or 31.7% to $59,576 from $45,222. The increase in products revenue was primarily due to substantially increased sales in our Northwest, National, and North Texas Regions and a full quarter of revenue in 2008 from operations acquired in the Select acquisition compared to one month in 2007. Services revenue increased $5,590 or 82.5% to $12,366 from $6,776. The increase in services revenue was due to higher revenue under Federal Government subcontracts, significant services revenue increases across substantially all regions, and revenue from operations acquired in the AccessFlow acquisition.

Gross Profit. Total gross profit increased by $3,773, or 39.5%, to $13,326 from $9,553. Gross profit as a percentage of sales increased to 18.5% from 18.4%, due to proportionately higher services revenue which earns a higher margin compared to products revenue partially offset by lower 2008 products margins. Gross profit on the products sales component increased $2,180 or 27.6%, to $10,067 from $7,887 and, as a percentage of sales, decreased to 16.9% from 17.4%, primarily due to an increase in larger, lower margin projects.  Gross profit on services revenue increased $1,593 or 95.6% to $3,259 from $1,666 and gross profit as a percent of services revenue increased to 26.4% from 24.6%. The increase in services gross margin was primarily due to improved utilization of technical personnel in 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4,002, or 46.8% to $12,545 from $8,543. As a percentage of total revenue, these expenses increased to 17.4% in 2008 versus 16.5% in 2007. Increased 2008 expenses reflect slightly higher sales compensation costs as a percentage of gross profit, additional sales and administrative personnel costs from increased share based compensation expense and headcount increases, and selling, general and administrative expenses of the operations acquired in the AccessFlow acquisition.

Operating Income. Operating income decreased $229 to $781 from $1,010, primarily due to higher selling, general and administrative expenses as a percentage of revenue, partially offset by increased gross profit on higher products and services revenues.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $123 to income of $106 from expense of $17, primarily due to interest earned in 2008 on invested cash.  Interest earned in 2007 was offset by interest expense incurred on borrowings funding the cash portion of the purchase price of Select, Inc., acquired in August 2007.  The borrowings were repaid in June 2008 from proceeds of issuance of common stock.

Income Tax Expense. Income tax expense increased by $463 to $470 from $7, primarily due to the utilization of all net operating loss carryforwards for book purposes in 2007.  The availability of net operating loss carryforwards for federal income tax purposes are discussed further under “Tax Loss Carryforward” below.

Net Income. Net income decreased $598 to $426 from $1,024, primarily due to higher selling, general and administrative expenses and income tax expense.

Nine Months Ended September 30, 2008 Compared To the Nine Months Ended September 30, 2007

	Nine Ended September 30,
	2008		2007
	Amount	%	Amount	%
Revenue:
Products	$161,497	82.6	$131,690	87.0
Services	34,079	17.4	19,678	13.0
Total revenue	195,576	100.0	151,368	100.0
Gross profit:
Products	29,040	18.0	22,994	17.5
Services	10,185	29.9	5,111	26.0
Total gross profit	39,225	20.1	28,105	18.6
Selling, general and administrative expenses	34,800	17.8	25,757	17.0
Operating income	4,425	2.3	2,348	1.6
Interest and other income (expense), net	(65)	(0.1)	—	—
Income tax expense	1,833	0.9	21	—
Net income from continuing operations	2,527	1.3	2,327	1.6
Income from discontinued operations, net of income taxes	23	—	97	—
Net income	$2,550	1.3	$2,424	1.6

Index

Revenue. Total revenue increased by $44,208, or 29.2%, to $195,576 from $151,368. Products revenue increased $29,807, or 22.6% to $161,497 from $131,690. The increase in products revenue was primarily due to substantially increased sales in our Northwest and National Regions and nine months revenue in 2008 from operations acquired in the Select acquisition compared to one month in 2007.  Other regions experienced significant products revenue increases but were offset by lower Federal products sales which were due to increased price pressure on certain competitive bids awarded in the 2008 period. Services revenue increased $14,401 or 73.2% to $34,079 from $19,678. The increase in services revenue was due to higher revenue under Federal Government subcontracts, significant services revenue increases across substantially all regions, and revenue from operations acquired in the Select and AccessFlow acquisitions.

Gross Profit. Total gross profit increased by $11,120, or 39.6%, to $39,225 from $28,105. Gross profit as a percentage of sales increased to 20.1% from 18.6%, due to proportionately higher services revenue which earns a higher margin compared to products revenue, partially offset by lower 2008 products margins. Gross profit on the products sales component increased $6,046 or 26.3%, to $29,040 from $22,994 and, as a percentage of sales, increased to 18.0% from 17.5% primarily due to higher vendor rebates.  Gross profit on services revenue increased $5,074 or 99.3% to $10,185 from $5,111 and gross profit as a percent of services revenue increased to 29.9% from 26.0%. The increase in services gross margin was primarily due to improved profitability of Federal contracts, improved utilization of technical personnel in 2008, and costs incurred during the 2007 period to expand into new markets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $9,043, or 35.1% to $34,800 from $25,757. As a percentage of total revenue, these expenses increased to 17.8% in 2008 versus 17.0% in 2007. Increased 2008 expenses reflect selling, general and administrative expenses of the operations acquired in the Select and AccessFlow acquisitions, higher sales compensation costs resulting from increased revenues, and additional sales and administrative personnel costs from higher share based compensation expense and headcount increases.

Operating Income. Operating income increased $2,077 to $4,425 from $2,348, primarily due to higher products and services revenues and improved margins, partially offset by increased selling, general and administrative expenses.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $65 to expense of $65 from expense of $0, primarily due to the interest on borrowings to fund the cash portion of the purchase price of Select, Inc., acquired in August 2007.  The borrowings were repaid in June 2008 from proceeds of issuance of common stock.

Income Tax Expense. Income tax expense increased by $1,812 to $1,833 from $21, primarily due to higher 2008 pretax income and the utilization of all net operating loss carryforwards for book purposes in 2007.  The availability of net operating loss carryforwards for federal income tax purposes is discussed further under “Tax Loss Carryforward” below.

Net Income. Net income increased $126 to $2,550 from $2,424, primarily due to increased products and services revenues and improved margins, offset by higher selling, general and administrative expenses and income tax expense.

Tax Loss Carryforward. Because of our operating losses in 2003, 2005 and 2006 and exercises of stock options, we have accumulated a net operating loss carryforward for federal income tax purposes that, at September 30, 2008, was approximately $1,266. Since United States tax laws limit the time during which an NOL may be applied against future taxable income and tax liabilities, we may not be able to take full advantage of our NOL carryforward for federal income tax purposes. The carryforward will expire during the period 2023 through 2026 if not otherwise used. A change in ownership, as defined by federal income tax regulations, could significantly limit the company’s ability to utilize its carryforward.

As a result of the adoption of SFAS 123(R), we recognize tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits. A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the cumulative book compensation charge associated with the award. At September 30, 2008, windfall tax benefits included in NOL carryforward but not reflected in deferred tax assets are $1,266.

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

Liquidity and Capital Resources

Sources of Liquidity

During the nine month period ended September 30, 2008, our principal sources of liquidity were sales of common stock , cash flows from operations  and our credit facility with Castle Pines Capital LLC (the “Credit Facility”).  We believe cash on hand, cash flows from operations and availability under our credit facilities are sufficient to meet our short-term and long-term liquidity requirements. We use the Credit Facility to finance the majority of our purchases of inventory and to provide working capital when our cash flow from operations is insufficient. Our working capital increased to $19,958 at September 30, 2008 from $9,833 at December 31, 2007, primarily due to cash generated from operations and the issuance of common stock.

Index

On June 3, 2008, we entered into an amendment to the Credit Facility (“Amendment”) to increase the maximum aggregate line of credit to $60,000 from $50,000.  The Credit Facility includes an additional $10 million credit facility specifically for acquisitions (“Acquisition Facility”).  Substantially all of our assets are pledged as collateral under the Credit Facility. Advances under the Acquisition Facility are specific to each acquisition and subject to approval by CPC based on pre-established criteria. In connection with the Select acquisition, $6,000 was borrowed under the Acquisition Facility, which was repaid on June 26, 2008 from the proceeds of the common stock issuance.  As of September 30, 2008 all of the $10 million Acquisition Facility was available for future acquisitions.

As of September 30, 2008, borrowing capacity and availability were as follows:

Total Credit Facility	$60,000
Borrowing base limitation	(20,591)
Total borrowing capacity	39,409
Less interest-bearing borrowings	—
Less non-interest bearing advances	(38,285)
Total unused availability	$1,124

In addition to unused borrowing availability, liquidity at September 30, 2008 included our cash balance of $15,806. The “unused availability” is the amount not borrowed, but eligible to be borrowed. The borrowing base restrictions generally restrict our borrowings under the Credit Facility to 85% of the eligible receivables, 100% of our floorplanned inventory and 75% of Cisco vendor rebates receivable.

We use the Credit Facility to finance purchases of Cisco products from Cisco and from certain wholesale distributors. Cisco provides 60-day terms, and other wholesale distributors typically provide 30-day terms. Balances under the Credit Facility that are within those respective 60-day and 30-day periods (the “Free Finance Period”) do not accrue interest and are classified as accounts payable in our balance sheet. To the extent that we have credit availability under the Credit Facility, it gives us the ability to extend the payment terms past the Free Finance Period. Amounts extended past the Free Finance Period accrue interest and are classified as notes payable on our balance sheet. The interest rate of the Credit Facility is the prime rate plus 0.5% (5.50% at September 30, 2008) and the interest rate of the Acquisition Facility is the prime rate plus 2.0% (7.00% at September 30, 2008).

As defined in the Credit Facility there are restrictive covenants measured at each quarter and year-end regarding minimum tangible net worth, maximum debt to tangible net worth ratio, minimum working capital and a minimum current ratio. At September 30, 2008, we were in compliance with the loan covenants and we anticipate that we will be able to comply with the loan covenants during the next twelve months. If we violate any of the loan covenants, we would be required to seek waivers from CPC for those non-compliance events. If CPC refused to provide waivers, the amount due under the Credit Facility could be accelerated and we could be required to seek other sources of financing.

Cash Flows. During the nine months ended September 30, 2008, our cash increased by $6,466. Operating activities provided cash of $7,742, investing activities used $4,436, and financing activities provided $3,160.

Operating Activities. Operating activities provided $7,742 in the nine months ended September 30, 2008, as compared to providing cash of $8,941 in the comparable 2007 period. During the nine months ended September 30, 2008, net income and noncash adjustments to net income provided cash of $5,482 and changes in asset and liability accounts provided cash of $2,260.

Investing Activities. Investing activities used $4,436 in the nine months ended September 30, 2008, compared to $5,102 used during the comparable period in 2007. Our investing activities in 2008 primarily consisted of the acquisition of Access Flow, Inc. ($2,661, including transaction costs) and capital expenditures ($1,785).  Our investing activities in the 2007 period primarily consisted of Select acquisition purchase price and related transaction costs ($3,704), capital expenditures ($1,127), and additional purchase price paid to Datatran Network Systems ($280).  Capital expenditures in both years were primarily related to purchases of computer equipment and software, and to a lesser degree, leasehold improvements. During the next twelve months, we do not expect to incur significant capital expenditures requiring cash, except for acquisitions, of which we cannot predict the certainty or magnitude.

Financing Activities. Financing activities provided $3,160 in the nine months ended September 30, 2008, as compared to providing $2,880 in the comparable period in 2007. The financing activities during the nine months ended September 30, 2008 generated cash primarily from the sale of common stock to investors ($8,870, net of issuance costs) and employees ($164), the exercise of stock options ($827), and excess tax benefits from stock option exercises ($1,590), partially offset by the repayment of the Acquisition Facility ($6,000) and common stock repurchases discussed in Note 8 to the Consolidated Condensed Financial Statements in Part I, Item 1 ($2,096). Funds provided in the comparable 2007 period were primarily from borrowings under the acquisition credit facility and the exercise of stock options partially offset by net payments of the short-term credit facility.

Index

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

Item 4T. Controls and Procedures

Under the supervision and with the participation of certain members of our management, including our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that, our disclosure controls and procedures at September 30, 2008 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the quarter ended September 30, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 to condensed consolidated financial statements in Part I, Item 1.

Item 1A. Risk Factors

Global market and economic conditions, including those related to the credit markets, may adversely affect our business and results of operations.

In the United States (U.S.), recent market and economic conditions have been unprecedented and have led to tighter credit conditions and slower growth. Continued concerns about the systemic impact of inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the U.S. and added concerns fueled by the federal government interventions in the U.S. financial and credit markets have contributed to instability in both U.S. and international capital and credit markets and diminished expectations for the U.S. and global economy. These conditions, combined with declining business and consumer confidence and increased unemployment, have in the period subsequent to the end of the quarter contributed to volatility of unprecedented levels and an economic slowdown.

As a result of these market conditions, the cost and availability of capital and credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. If these market conditions continue, they may limit our ability, and the ability of our customers, to timely borrow and access the capital and credit markets to meet liquidity needs, and result in an adverse effect on our financial condition and results of operations. The economic slowdown may lead to reduced customer spending for technology and reduced demand for our products which would have a negative impact on revenue, gross profit and results of operations. This may reduce product pricing, which would also have a negative impact on revenue, gross profit and results of operations.

We have a history of losses and may continue to incur losses.

While we have generated positive operating profits for the past two years and nine months, we incurred a net loss from continuing operations in 2000, 2001, 2002 and 2004. During 2005, our income from continuing operations was $812 excluding the noncash charge for remeasurement of stock options discussed in Note 11 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007. We cannot assure you that we will achieve profitability or continue to remain profitable in upcoming quarters or years. In order to maintain profitability, we will have to maintain or increase our operating margin, and we cannot provide any assurance that we will be able to do so. If we are unable to increase revenue, if our gross margins decrease, or if we are unable to control our operating expenses, our business could produce losses. We have only recently become consistently profitable on a quarterly basis during less than the past two years, and are in a rapidly changing industry. In addition, our business depends upon winning new contracts with new customers, the size of which may vary from contract to contract. When we open new branch offices to expand our geographic presence, we expect the newly opened branch offices to produce operating losses for a period of six to eighteen months or more. Whether we are able to remain profitable in the future will depend on many factors, but primarily upon the commercial acceptance of the technologies and product lines that we promote the use of, including, importantly, the network routing and switching products and IP telephony products developed and marketed by Cisco.

Our success depends upon maintaining our relationship with Cisco and other key vendors.

Substantially all of our revenue during 2008 and for the years ended December 31, 2007, 2006, and 2005 was derived from or dependent upon the sale of Cisco products and related services. We anticipate that these products and related services will continue to account for a substantial portion of our revenue for the foreseeable future. We have a contract with Cisco to purchase the products that we resell, and we purchase substantially all of our Cisco products directly from Cisco. Cisco can terminate this agreement on relatively short notice. Cisco has designated us an authorized reseller and we receive certain benefits from this designation, including special pricing and payment terms. We have in the past, and may in the future, purchase Cisco-centric products from other sources. When we purchase Cisco-centric products from sources other than Cisco, the prices are typically higher and the payment terms are not as favorable. Accordingly, if we are unable to purchase directly from Cisco and maintain our status as an authorized reseller of Cisco network products, our business could be significantly harmed. In addition, we also depend upon maintaining our relationship with a number of other key vendors, including Netapp and VMware. If we are unable to purchase products from any of our key vendors, including Cisco, Netapp and VMware, or from other sources on terms that are comparable to the terms we currently receive, our business would be harmed and our operating results and financial condition would be materially and adversely affected.

Index

Our success depends upon broad market acceptance of IP telephony.

A substantial portion of our revenue is derived directly from or dependent upon our customers implementing IP telephony. The market for IP telephony products and services is relatively new and is characterized by rapid technological change, evolving industry standards and strong customer demand for new products, applications and services. As is typical of a new and rapidly evolving industry, the demand for, and market acceptance of, recently introduced IP telephony products and services are highly uncertain. We cannot assure you that the use of IP telephony will become widespread. The commercial acceptance of IP telephony products, including Cisco-centric products, may be affected by a number of factors including:

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

We cannot assure you that the Cisco-centric IP telephony products we offer will obtain broad market acceptance. Competition, technological advances and other factors could reduce demand for, or market acceptance of, the Cisco-centric IP telephony products and services we offer. In addition, new products, applications or services may be developed that are better adapted to changing technology or customer demands and thus could render our Cisco-centric products and services unmarketable or obsolete. To compete successfully, the Cisco-centric IP telephony products we offer must achieve broad market acceptance and we must continually enhance our related software and customer services in a timely and cost- effective manner. If the Cisco-centric IP telephony products we offer fail to achieve broad market acceptance, or if we do not adapt our existing services to customer demands or evolving industry standards, our business, financial condition and results of operation could be significantly harmed.

Our success depends upon broad market acceptance of virtualization technology, and in particular the virtualization technology of VMware.

A key part of our growth strategy is dependent upon broad market acceptance of virtualization technology, and in particular the virtualization technology of VMware. The market for virtualization software is relatively new and is characterized by rapid technological change, evolving industry standards and strong customer demand for new products, applications and services. As is typical of a new and rapidly evolving industry, the demand for, and market acceptance of virtualization technology is highly uncertain. We cannot assure you that the use of virtualization technology will be widespread.

Our business depends on the level of capital spending by enterprises for the advanced technology products and services we offer.

As a supplier of advanced technology solutions for enterprises, our business depends on the level of capital spending for such solutions by enterprises in our markets. We believe that an enterprise’s investment in advanced technology systems such as network infrastructure, IP telephony, wireless networking, network data storage and network security, and related services depends largely on general economic conditions that can vary significantly as a result of changing conditions in the economy as a whole. The market for the solutions we provide may continue to grow at a modest rate or not at all, or may decrease. If our customers decrease their level of spending, our revenue and operating results would likely be adversely affected. In the latter part of 2007, and continuing into early 2008, we witnessed decreased spending by customers due to what we believe was uncertainty surrounding the status of the U.S. economy. The same factors that drove slowing customer demand then have returned later in 2008; including worries over the economy, anticipation of lower interest rates, a possible additional economic stimulus package, and reduced availability of credit to fund projects. To the extent that customers continue to delay moving forward with projects because of actual or perceived economic uncertainty and reduced credit availability, our revenue and profitability will be negatively impacted.

Index

Our profitability depends on Cisco product pricing and incentive programs.

Our annual and quarterly gross profits and gross margins on product sales are materially affected by Cisco product pricing and incentive programs. These incentive programs currently enable us to qualify for cash rebates or product pricing discounts and are generally earned based on sales volumes of particular Cisco products and customer satisfaction levels. We recognized vendor incentives as a reduction of cost of sales amounting to $7,511 for the nine months ended September 30, 2008 and $7,200, $6,303 and $2,876 in 2007, 2006 and 2005, respectively, representing 3.8%, 3.5%, 4.0%, and 2.7% of total revenues. From time to time Cisco changes the criteria upon which qualification for these incentives are based, and there is no assurance that we will continue to meet the program qualifications. Cisco is under no obligation to continue these incentive programs. In addition, we expect our future profitability to be impacted not only by pricing and incentive programs of Cisco, but also by the pricing and incentive programs of NetApp, VMware and other key vendors.

A significant portion of our customers are based in Texas.

Until mid-2005 we were primarily a Texas-based organization and the majority of our customers were in Texas. While we are much less dependent upon Texas customers now than we were two years ago, a significant portion of our customers are still based in Texas. Therefore, our revenue and hence our profitability would be materially affected by a downturn in economic conditions in Texas, in addition to any general economic downturn in the United States. If demand for the products and services we provide to customers in Texas decreases, our business, financial condition and results of operations could be significantly harmed.

Our strategy contemplates rapid geographic expansion, which we may be unable to achieve and which is subject to numerous uncertainties.

A component of our strategy is to become one of the leading national providers of the advanced technology solutions we provide. To achieve this objective, we must either acquire existing businesses or hire qualified personnel in various locations throughout the country, fund a rapid increase in operations and implement corporate governance and management systems that will enable us to function efficiently on a national basis. Identifying and acquiring existing businesses is a time-consuming process and is subject to numerous risks. Qualified personnel are in demand, and we expect the demand to increase as the market for the advanced technology solutions that we provide grows. We will also likely face competition from our existing competitors and from local and regional competitors in the markets we attempt to enter. A rapid expansion in the size and geographical scope of our business is likely to introduce management challenges that may be difficult to overcome. We cannot assure you that we will be successful in expanding our operations or achieving our goal of becoming a national provider of advanced technology solutions. An unsuccessful expansion effort would consume capital and human resources without achieving the desired benefit and would have an adverse affect on our business, financial condition and results of operations.

We may require financing to achieve expansion of our business operations, and failure to obtain financing may prevent us from carrying out our business plan.

We may need additional capital to grow our business. Our business plan calls for the expansion of sales of our advanced technology solutions to enterprises in geographical markets where we currently do not operate, including expansion through acquisitions. If we do not have adequate capital or are not able to raise the capital to fund our business objectives, we may have to delay the implementation of our business plan. We can provide no assurance that we will be able to obtain financing if required, or, if financing is available, there is no assurance that the terms would be favorable to existing stockholders. Our ability to obtain financing is subject to a number of factors, including general market conditions, investor acceptance of our business plan, our operating performance and financial condition, and investor sentiment. These factors may affect the timing, amount, terms or conditions of additional financing available to us.

Index

We require access to significant working capital and vendor credit to fund our day-to-day operations. Our failure to comply with the financial and other covenants under our working capital facility could lead to a termination of the agreement and an acceleration of our outstanding debt.

We require access to significant working capital and vendor credit to fund our day-to-day operations. Our credit facility with Castle Pines contains a number of financial and other covenants. A breach of these financial or other covenants, unless waived, would be a default under the credit facility. Upon an event of default, Castle Pines may terminate the credit facility and/or declare all amounts outstanding under the credit facility immediately due and payable. The acceleration of our debt could have a material adverse effect on our financial condition and liquidity. Additionally, the amount of working capital available to us under the credit facility is dependent upon the amount and quality of our accounts receivable. A significant default or payment delays of our accounts receivable could materially adversely affect our borrowing base and our access to sufficient working capital, which would have an adverse affect on our business, financial condition and results of operations.

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

Our quarter-to-quarter revenue, gross profit and operating profitability have fluctuated significantly. During quarterly periods in which we realize lower levels of revenue our profitability is generally negatively impacted. Our quarterly operating results have historically depended on, and may fluctuate in the future as a result of, many factors including:

•	volume and timing of orders received during the quarter;

•	amount and timing of supplier incentives received in any particular quarter, which can vary substantially;

•	gross margin fluctuations associated with the mix of products sold;

•	general economic conditions;

•	patterns of capital spending by enterprises for communications products;

•	the timing of new product announcements and releases;

•	pricing pressures;

•	the cost and effect of acquisitions;

•	the amount and timing of sales incentives we may receive from our suppliers, particularly Cisco;

•	the availability and cost of products and components from our suppliers; and

•	credit availability.

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

The markets for all of the products and services we offer are extremely competitive and subject to rapid change. Substantial growth in demand for the advanced technology products we provide has been predicted by industry analysts, and we therefore expect competition to increase as existing competitors enhance and expand their products and services and as new participants enter the market. A rapid increase in competition could negatively affect the amount of business that we obtain and the prices that we are able to charge.

Index

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

As part of our business strategy, we have completed acquisitions and plan to continue to consider acquisitions of, or significant investments in, businesses that offer products, services and technologies complementary to ours. Any acquisition could materially adversely affect our operating results and/or the price of our securities. Acquisitions involve numerous risks, some of which we have experienced and may continue to experience, including:

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

Revenue generated by products delivered and services provided outside the United States, as a percentage of consolidated revenue, was approximately 3.7%, 4.9% and 3.5% for 2007, 2006 and 2005, respectively, and 3.4% for the first nine months of 2008. Substantially all of our international revenue represents products delivered or services provided in foreign countries for companies based in the United States or for the United States Armed Forces under contracts entered into, administered and paid in the United States. We intend to continue to pursue international opportunities. Pursuit of international opportunities may require us to make significant investments for an extended period before returns on such investments, if any, are realized. International operations are subject to a number of risks and potential costs, including:

Index

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

Any of these factors could prevent us from increasing our revenue and therefore adversely affect our operating results. We may not be able to overcome some of these barriers and may incur significant costs in addressing others.

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

Index

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

The Sarbanes-Oxley Act of 2002 requires heightened financial disclosure and corporate governance for all publicly traded companies. Although the costs of compliance with the Sarbanes-Oxley Act are uncertain due to several factors, we expect that our general and administrative expenses will increase. Failure to comply with the Sarbanes-Oxley Act of 2002, SEC regulations or the listing requirements of the NASDAQ Stock Market LLC (“NASDAQ”) may result in penalties, fines or delisting of our securities from NASDAQ, which could limit our ability to access the capital markets, having a negative impact on our financial condition and results of operations.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to, revenue recognition, sales returns reserves, impairment of goodwill and long-lived assets, income taxes, and litigation, are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.

Failure of our internal control over financial reporting could limit our ability to report our financial results accurately and timely.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes: maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; providing reasonable assurance that our receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.

Index

We rely extensively on computer systems to process transactions, summarize results and manage our business. Disruptions in both our primary and secondary (back-up) systems could harm our ability to run our business.

Although we have independent, redundant, and primary and secondary computer systems, given the number of individual transactions we have each year, it is critical that we maintain uninterrupted operation of our business-critical computer systems. Our computer systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, catastrophic events such as fires, earthquakes, tornadoes and hurricanes, and/or errors by our employees. If our computer systems and our back-up systems are damaged or cease to function properly, we may have to make significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in both of our computer systems and back-up systems may have a material adverse effect on our business or results of operations.

Natural disasters could unfavorably affect our financial performance.

The occurrence of natural disasters, such as hurricanes or earthquakes, particularly in Texas where our centralized operating systems and administrative personnel are located, could unfavorably affect our operations and financial performance. Such events could result in physical damage to one or more of our properties, the temporary closure of one or more properties, the temporary lack of an adequate work force in a market, and the temporary or long-term disruption in the supply of products from suppliers.

Substantial future sales of our common stock in the public market or otherwise may depress our stock price and make it difficult for you to recover the full value of your investment in our shares.

The market price of our common stock could decline significantly if we or our existing stockholders sell a large number of shares, if we issue a large number of shares of our common stock in connection with future financing activities, acquisitions or otherwise, or due to the perception that such sales could occur. These factors also could make it more difficult to raise funds through future offerings of common stock.

Over 19% of our stock is controlled by our chairman and chief executive officer, who has the ability to substantially influence the election of directors and other matters submitted to stockholders.

James H. Long, beneficially owns 1,853,880 shares of our common stock, which represent approximately 19.2% of our shares outstanding. As a result, he has and is expected to continue to have the ability to significantly influence the election of our board of directors and the outcome of all other issues submitted to our stockholders. The interests of this principal stockholder may not always coincide with our interests or the interests of other stockholders, and he may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of the company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Our stock price may be subject to substantial volatility, and the value of your investment may decline.

Our common stock is traded on The Nasdaq Global Market, and trading volume may be limited or sporadic.  The market price of our common stock has experienced, and may continue to experience, substantial volatility. Over 2008, our common stock traded between $5.11 and $13.25 per share, on volume ranging from approximately 1,200 to 191,000 shares per day.  As a result, the current price for our common stock on The Nasdaq Global Market is not necessarily a reliable indicator of our fair market value. The price at which our common stock will trade may fluctuate as a result of a number of factors, including the number of shares available for sale in the market, quarterly variations in our operating results, new products or services by us or competitors, regulatory investigations or determinations, acquisitions or strategic alliances by us or our competitors, recruitment or departures of key personnel, the gain or loss of significant customers, changes in the estimates of our operating performance, actual or threatened litigation, market conditions in our industry and the economy as a whole. Volatility in the price of our common stock on The Nasdaq Global Market may depress the trading price of the common stock our common stock.  The risk of volatility and depressed prices of our common stock also applies to warrant holders who receive shares of common stock upon conversion.

Index

Numerous factors, including many over which we have no control, may have a significant impact on the market price of our common stock, including:

•	announcements of new products or services by us or our competitors; current events affecting the political, economic and social situation in the United States and other countries where we operate;

•	trends in our industry and the markets in which we operate;

•	changes in financial estimates and recommendations by securities analysts;

•	acquisitions and financings by us or our competitors;

•	the gain or loss of a significant customer;

•	quarterly variations in operating results;

•	the operating and stock price performance of other companies that investors may consider to be comparable; and

•	purchases or sales of blocks of our securities.

Furthermore, stockholders may initiate securities class action lawsuits if the market price of our stock drops significantly, which may cause us to incur substantial costs and could divert the time and attention of our management.

Future issuances of common stock and hedging activities may depress the trading price of our common stock.

Any future issuance of equity securities, including the issuance of shares upon exercise of outstanding warrants, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock.  As of October 31, 2008, we had outstanding more than 2.0 million warrants and options to acquire our common stock at prices between $0.82 and $12.63 per share.   We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

Provisions in our certificate of incorporation, bylaws, charter documents and Delaware law could discourage a change in control, or an acquisition of us by a third party, even if the acquisition would be favorable to you, thereby and adversely affect existing stockholders

Our certificate of incorporation and the Delaware General Corporation Law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our company, even when these attempts may be in the best interests of stockholders. For example, our certificate of incorporation also authorizes our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.”

These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

We do not expect to pay dividends in the foreseeable future, and accordingly you must rely on stock appreciation for any return on your investment

We have paid no cash dividends on our common stock to date, and we currently intend to retain our future earnings, if any, to fund the continued development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future.  Further, any payment of cash dividends will also depend on our financial condition, results of operations, capital requirements and other factors, including contractual restrictions to which we may be subject, and will be at the discretion of our board of directors.

Index

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

The following table provides information regarding purchases by the Company of its common stock during the third quarter ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares That May yet be Purchased Under the Plans or Programs
				(In Thousands)
July 1 to July 31, 2008	346	$8.15	346	None
August 1 to August 31, 2008	None	N/A	None	None
September 1 to September 30, 2008	78,940	$7.03	78,940	$1,443
Total	79,286	$7.06	79,286

Index

Effective September 10, 2008, the Board of Directors authorized the purchase of up to $2,000 of the Company’s common stock on or before December 31, 2008. These purchases were required to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements and other factors. The plan also requires the purchased shares to be retired as soon as practicable following the purchase. The plan does not obligate the Company to purchase any particular amount of common stock, and could be suspended at any time at the Company’s discretion.

Item 6. Exhibits

See exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INX Inc.

Date: November 7, 2008	By:	/s/ BRIAN FONTANA
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