Form 10-K
period 2008-12-31
INX Inc
filed 2009-03-10
CIK 1020017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-31949
INX Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	76-0515249 (I.R.S. Employer Identification No.)
6401 Southwest Freeway Houston, TX (Address of principal executive offices)	77074 (Zip code)

Registrant’s telephone number: (713) 795-2000

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, par value $0.01	Nasdaq Global Market
Warrants to purchase common stock	Nasdaq Global Market

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the common stock on June 30, 2008 as reported on the Nasdaq Capital Market was approximately $72,197,002.

The number of shares of common stock, $0.01 par value, outstanding as of February 28, 2009 was 8,747,507.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2009 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

INX Inc. and Subsidiaries

FORM 10-K
For the Year Ended December 31, 2008

NOTE:  Amounts are presented in thousands except share, per share, par value and percentages in all parts of this Form 10-K except in the Exhibits, unless otherwise stated.

PART I

Item 1.	Business

Special Notice Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to future events or our future financial performance including, but not limited to, statements contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that any statement that is not a statement of historical fact, including but not limited to, statements which may be identified by words including, but not limited to, “anticipate”, “appear”, “believe”, “could”, “estimate”, “expect”, “hope”, “indicate”, “intend”, “likely”, “may”, “might”, “plan”, “potential”, “seek”, “should”, “will”, “would”, and other variations or negative expressions thereof, are predictions or estimations and are subject to known and unknown risks and uncertainties. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Important factors that may affect these projections or expectations include, but are not limited to: the behavior of financial markets including fluctuations in interest or exchange rates; continued volatility and further deterioration of the capital markets; the impact of regulation and regulatory, investigative, and legal actions; strategic actions, including acquisitions and dispositions; future integration of acquired businesses; future financial performance of major industries which we serve; the loss of a significant client or significant business from a client; difficulties in completing a contract or implementing its provisions; and numerous other matters of national, regional, and global scale including those of the political, economic, business, and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. The “Risk Factors” set forth in Part I, Item 1A of this report could also cause actual results to differ materially from the forward-looking statements.

General

We are a provider of technology infrastructure solutions for enterprise-class organizations such as corporations, schools and federal, state and local governmental agencies. Our solutions consist of three broad categories of technology infrastructure: network infrastructure, unified communications and data center. Network infrastructure solutions consist of network routing and switching, wireless networking and network security solutions. Unified communications solutions consist of Internet Protocol (“IP”) network-based voice or telephone solutions as well as IP network-based video communications solutions. Data center solutions consist of network storage solutions and data center server virtualization solutions.

Our network infrastructure and IP voice and video communications solutions are based primarily on Cisco Systems, Inc. (“Cisco”) technology. Our network storage solutions are primarily based on NetApp, Inc. (“NetApp”) and EMC Inc. (“EMC”) technology. Our virtualization solutions are based primarily on VMware, Inc. (“VMware”) technology. While our solutions also include products from other manufacturers or software vendors, products from these three manufacturers make up over 90% of our total product revenue.

We provide our customers with planning, design and implementation professional services as well as managed support services and technology hosting services. We believe that our focus and expertise enables us to better compete in the markets that we serve. Because we have significant experience planning, designing, implementing and supporting these enterprise technology solutions for enterprises, we believe we are well positioned to deliver superior solutions to our customers and well positioned to provide our customers with the best possible support for the solutions we provide.

IP is the network data communications protocol deployed in the substantial majority of enterprise organization networks worldwide. Implementing voice over the IP network (“VoIP) is gaining widespread acceptance within enterprise organizations. In addition to voice communications, video communications are increasingly being deployed on the IP network. The convergence of data, voice, and video into a single seamless IP communications infrastructure is increasingly responsible for driving business benefits through improved productivity and cost savings. The foundation of a converged communications platform is a robust, secure, high-performance, high-availability IP network infrastructure. The call processing (telephone call set-up and tear-down) for a VoIP system is a software product commonly referred to as a “soft switch”. Prior to Cisco entering the market for business telephone systems in approximately 1999, Avaya and Nortel were the market share leaders in the enterprise market for business telephone systems. Today, Cisco is the worldwide market share leader for telephony systems for enterprise-class organizations according to third party research. Microsoft announced in early 2007 that they were developing a soft switch technology, and it is widely anticipated that Microsoft will also become a major industry participant. We offer both Cisco and Microsoft solutions.

Increasingly, network attached storage (“NAS”) and storage area networks (“SAN”) are being “IP connected” and communicated with by computing resources through IP network technology rather than through Fibre Channel network technology. This is due in part to the cost advantages of using existing, standard IP network technology rather than a dedicated Fibre Channel network.

Fibre Channel over Ethernet (“FCoE”) is a new technology for mapping Fibre Channel frames over full duplex IP networks, which preserves the popular Fibre Channel protocol while leveraging lower cost, popular 10 gigabit Ethernet network technology for SAN and data center server communications. FCoE allows IP network and SAN data traffic to be consolidated using a single high throughput, low latency network switch optimized for data center network use rather than general enterprise-wide network use, such as a network switch in Cisco’s Nexus family of data center switch products. This can reduce the number of required network interface cards, cables and switches required for a given data center, as well as reduce power and cooling costs. The use of iSCSI and FCoE technology to consolidate data center networks onto a single IP network, together with server virtualization technology, is expected to drive substantial change in the way enterprise data centers are designed and operated, resulting in a lower cost of operating data centers among other benefits.

VMware and other similar products allow servers to be “virtualized” to improve utilization of the investment an organization has made in server processing power resources by creating software based virtual servers that are independent of physical servers so that multiple operating systems and multiple applications can reside on a single physical server. Virtualization of the data center is contributing to substantially increased network data loads due to the requirement to send data across the network between the physical servers that are processing data in a virtualized server environment and the shared network storage devices where data is stored in a virtualized data center.

The trend towards the use of voice and video on the network and the use of IP network-connected data storage devices and servers is driving the need for increased network bandwidth as well as a requirement that organizations’ network architecture be optimized for the manner in which the network is being used by the organization. For instance, the segments of an enterprise organization’s network that are used for voice communications must be optimized so that high quality voice conversations can be conducted over a sometimes busy network. Conversely, data center network infrastructure, which is not used for voice communications, must be optimized to provide very high throughput, low latency communications between servers and network storage devices.

Data and network security is becoming increasingly complex. Increasing use of wireless connectivity to organization’s networks, increasing numbers and types of devices connecting to the network, and the use of server and data center virtualization technology are all contributors to an increasingly complex network security environment.

While the IP network technology itself is changing, the purpose and manner in which the IP network is being used by enterprise organizations is also changing and becoming more complex, and enterprise organizations are becoming more and more reliant upon the IP network. We believe this is creating an increasing desire by enterprise organizations to work with a focused technology solutions provider that possess expert skills in the increasingly complex areas of network infrastructure, unified communications, network data storage, network security and server virtualization. We also believe that enterprise organizations are increasingly appreciative of a technology solutions provider that is willing to take a proactive consultative approach, learning the customer’s environment and goals, and their strategic and tactical needs, rather than simply attempting to sell products and engineering resources.

The solutions we offer include planning, design, implementation and support of network infrastructure, unified communications and data center solutions. Our solutions are designed with the complete life-cycle of our customer’s technology infrastructure investment in mind. Within a finite set of practice areas, we have standardized our planning, design, implementation, and support offerings to drive a reliable and scalable set of solutions that can be tailored to meet the business objectives of our clients.

We currently have seventeen physical offices in sixteen markets, which are located in Texas, California, Connecticut, Idaho, Massachusetts, New Mexico, Oklahoma, Oregon, Washington and Washington DC. We primarily market to “mid-tier” enterprise-class organizations with approximately 200 to 50,000 users of technology that are headquartered in or making purchasing decisions from markets that we serve with branch offices. We plan to continue to expand to additional markets throughout the U.S. by establishing additional branch offices in other markets, either by opening additional new offices or through acquisition.

We derive revenue from sales of both products and services. Our product sales consist primarily of sales of Cisco brand products. NetApp storage products and VMware virtualization software licenses are also meaningful material categories of product sales. We also offer, certain unified communications products from Microsoft, and various products that are “best-of-breed” in certain areas of the solutions that we provide, including products from Left Hand Networks, Cistera Networks, Converged Access, IPCelerate, Tandberg, and others.

Our services revenues are derived from two principal types of services: professional services, which include planning, design and implementation engineering services, and post-sale support services, which consist of remote monitoring and managed services for enterprise network infrastructure. In 2008, 2007 and 2006, products made up 82.2%, 86.7% and 86.7% of total revenue and services made up 17.8%, 13.3% and 13.3% of total revenue.

Industry

Network Infrastructure

The IP network used by an enterprise organization encompasses and includes local area network (“LAN”) or a wide area network (“WAN”) Ethernet network technology. The IP network has evolved to become the platform for virtually all enterprise communications, including data communications between computers within an organization, between the organization and the Internet, for email communications, and more recently for voice and video communications. Now, data center server and storage connectivity is also moving towards the IP network, first with the use of iSCSI technology, and now FCoE technology.

The way the IP network is evolving to be used by enterprise organizations for virtually all forms of communications is creating the need for the network to be designed properly for the manner in which it is being used by the organization. The increasingly complex manner in which the network is being used, as well as the need for different network attribute requirements for varying uses within the organization, is creating a need for expertise in the design and support of network infrastructure for large, complex organizations.

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

The ease of access to a wireless network, while beneficial for public hotspots, becomes a challenge in securing against unauthorized usage while still providing appropriate levels of access for legitimate use. Likewise, the low-cost and low-complexity of consumer wireless products increases the likelihood that user’s will create unsecured wireless networks by simply connecting a wireless access point to an open port on an enterprise organization’s network. A new wireless network standard, 802.11n, improves wireless networking in many respects and is expected to be a driver of wireless networking growth over the next several years.

Power over Ethernet (“PoE”) is a relatively new modification of network switching equipment that allows electrical power to be delivered to network-connected equipment that requires modest power through the network cable from the network switch equipment. Using a single cable for both communications and electrical power reduces cost. PoE is expected to be used by a growing number of enterprises to power IP phones, wireless access points, and

IP-enabled video cameras for surveillance and other types. All of these devices require both electrical power and a network connection. Using a single cable for both reduces cost.

The trend towards the use of voice and video on the network and the use of IP network-connected data storage devices and servers is driving the need for increased network bandwidth as well as a requirement that organizations’ network architecture be optimized for the manner in which the network is being used by the organization. Quality of service (“QoS”) is a term used to describe the achievement of a previously determined and programmed priority on the network to various network applications, users or data flows, or to guarantee a certain level of performance to a data flow, and to optimize network performance for various network applications in the increasingly complex manner in which the IP network is being used by enterprise organizations.

Increased availability of advanced IP network services that demand QoS, such as VoIP and IP telephony on Wi-Fi capable devices, demand QoS on wireless networks. Roaming throughout a building or campus must not only be secure, but seamless. Management of large scale wireless deployments can quickly become unwieldy, especially if access points are deployed as individually configured devices and not as an integrated, centrally managed system. Many organizations have policies driven by regulatory and compliance requirements (such as HIPPA, FIPS compliance and Sarbanes-Oxley) that dictate advanced security requirements for wireless networks. Effective wireless solutions meet the needs of the enterprise in providing secure, ubiquitous network access by making the wireless network a seamless extension of the entire network infrastructure.

The network security market includes firewall, unified threat management, intrusion detection and prevention, and virtual private network solutions. Network security is progressively moving from a tertiary issue to a central component of information and communications technology architecture. Traditionally, much of the focus has been on securing the network edge through firewalls on Internet and Extranet connections. But business and technology drivers are dictating that security, like other services, be applied pervasively throughout the entire network infrastructure. Among the security issues facing enterprise organizations today are the following:

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

Well designed enterprise-class security solutions address the enterprise organizations’ needs by weaving security throughout the information and communications technology infrastructure going much farther than simply securing the network edge.

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

While the IP network technology itself is changing, the purpose and manner in which the IP network is being used by enterprise organizations is also changing and becoming more complex, and enterprise organizations are becoming more and more reliant upon the IP network. We believe the only way to achieve 99.999% availability of all services dependent upon on the increasingly complex network, and to ensure desired levels of security, is to have all network devices remotely monitored and managed such that issues can be identified and resolved before the issues become problems, and problems in turn become network failures. Research firm IDC expects monitoring technologies to continue advancing rapidly to address security and interference disruptions. While enterprise organizations have not historically remotely monitored and managed their networks, we believe this is changing as organizations realize how much more their organization is dependent upon the IP network than was the case even just a few years ago.

We believe the increasing complexity of the IP network, and the increasingly mission-critical nature of the network to most enterprise organizations is creating a desire by enterprise organizations to work with a focused technology solutions provider that possess expert skills in the increasingly complex areas of network infrastructure, unified communications, network data storage, network security and server virtualization. We also believe that enterprise organizations are appreciative of a technology solutions provider that is willing to take a proactive consultative approach, learning the customer’s environment and goals, and their strategic and tactical needs, rather than simply attempting to sell products and engineering resources.

Unified Communications

“IP telephony” and “Voice-over-IP” are general terms for an existing and expanding technology that uses an organization’s IP network to perform voice communications that have traditionally been conducted by conventional private branch exchange (“PBX”) telephone systems used by enterprises and by the public switched telephone network (the “PSTN”). IP telephony uses IP network infrastructure and a software product that handles the call processing (telephone call set-up and tear-down), commonly referred to as “soft switch” to replace the telephony functions performed by an organization’s PBX telephone system. The terms “Voice over IP” and “VoIP” are used to describe the process of utilizing the IP network to perform voice communications. “Convergence” is a term generally used to describe the manner in which voice and video communications technology is converging with data communications onto the IP network. The term “unified communications” is a term used to describe a unified environment for e-mail, voicemail, instant messaging, voice and video communications functionality on a single, unified platform or system. “IP communications” is a term generally used to describe data, voice and video communications using an IP network. In addition to offering potential long-term cost savings, implementation of unified communications allows enterprises to reap other benefits of participating in the growing trend of convergence.

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

No matter which manufacturer wins or loses market share in the soft switch and desktop telephone handset markets (which may be different vendors in the future), the network must still be upgraded to accommodate the demands of voice over the IP network when an organization initially moves its voice communications onto the IP network. Because Cisco has a substantial market share lead over all other network equipment manufacturers combined within the enterprise-class organization space, and because upgrading of the network infrastructure is essential to deploying unified communications, we believe that possessing a high degree of Cisco focus and expertise is important as a provider of unified communications solutions.

Data Center

The data center is undergoing a substantial transformation based on “virtualization” of server resources. VMware is the primary software vendor in the virtualization software market. Virtual server software made by VMware, the product that INX uses for its virtualization solutions, provides a hardware emulation layer between the physical server and the operating system and the related stacks of applications. Each server “guest” operating environment believes that it controls the entire machine, but using virtualization, computing resources are actually allocated to each virtual server based upon rules established at the time of configuration or dynamically using management software. Therefore, operating system software and applications that were previously incompatible can share the same physical server. Research firm IDC expects that by 2011 almost 18% of all physical servers will be deployed with virtualization capabilities, up from 8% in 2006, and that the virtualization segment of the $50 billion worldwide server market will grow by 43% in 2009 to $2.7 billion.

Virtualization of the “data center” can be described as virtualization of physical servers such that these servers can each be used by any number of VMware “virtual” servers, and the use of network storage devices that are “virtualized” such that any number of physical storage devices can be used by the virtualized servers within the data center. “Data center virtualization” creates demands on the IP network due to virtualized physical servers and virtualized network storage devices using the IP network for communications. The growing popularity of 10Gbps Ethernet network technology, together with increasing popularity of iSCSI and Fibre Channel over Ethernet (“FCoE”) for data center connectivity is also expected to drive demand for upgrades of data center routing and switching infrastructure.

Before virtualization technology, a physical server in a data center environment required a specific operating system, and enterprises often chose to run a single application on a particular physical server in order to reduce the possibility of one application causing an issue with the physical server than then brings down multiple applications. Because of this one-server-for-one-application environment, many enterprises have ended up with many more servers than they originally expected would be required, and server computing power is substantially underutilized. The term “server sprawl” has become a widely used term to describe this issue. The power and cooling requirements for data centers have become major cost factors for enterprise IT budgets. Virtualization allows enterprises to significantly reduce the number of physical servers that are needed in their data center. With management tools that are provided to manage these virtualized data centers, enterprises can add, change or remove physical servers without any application downtime since they can move virtual servers from one physical server to another physical server while an application is running. This enhances reliability and redundancy of the data center while improving new application turn up time since a physical server is no longer required to run a new application, it can be done using a virtual server which can be created in minutes.

Virtualization is contributing to increasing popularity of IP network-connected network storage systems through the use of iSCSI technology, and more recently Fibre Channel over Ethernet (“FCoE”), technologies that allow servers to connect to network storage systems using standard IP network infrastructure rather than specialized Fibre Channel cabling. This allows the various virtualized servers and data storage devices used in a virtualized environment to communicate together and with shared network storage resources no matter where they are physically located using standard IP network connectivity. Virtualization is contributing to substantially increased network loads due to the requirement to send data across the network between the various physical servers that are processing data in the virtualized server environment and the shared network storage devices where data is stored in a virtualized data center.

Storage in a virtualized data center is typically not part of any particular physical server since the applications that need to access the data might be actually running on any one of a number of different physical servers that are being utilized by the virtual server upon which the application is running. Therefore, it is much more efficient to have network-based storage that is accessed through the network by all of the physical servers in a virtualized data center environment. Increasingly, network attached storage (“NAS”) and storage area networks (“SANs”) are being “IP network connected” and communicated with by computing resources through IP network technology rather than through Fibre Channel network technology. This is due in part to the cost advantages of using existing, standard IP network technology rather than a dedicated Fibre Channel network.

Fibre Channel over Ethernet (“FCoE”) is a new technology for mapping Fibre Channel frames over full duplex IP networks, which preserves the popular Fibre Channel protocol while leveraging lower cost, popular 10 gigabit Ethernet network technology for SAN and data center server communications. The FCoE specification is supported by all of the major network and storage product manufacturers. Most enterprise organizations that have data centers utilize an IP network for their enterprise-wide network and use Fibre Channel for SANs. FCoE allows Fibre Channel protocol to run on the IP network together with other IP network traffic, and is expected to become increasingly popular in data center applications because of the cabling and switch equipment reduction it makes possible, as well as in server virtualization applications, which often require many physical I/O connections per server. FCoE allows IP network and SAN data traffic to be consolidated using a single high throughput, low latency network switch optimized for data center network use rather than general enterprise-wide network use, such as a network switch in Cisco’s Nexus family of data center switch products. This can reduce the number of required network interface cards, cables and switches required for a given data center, as well as reduce power and cooling costs. FCoE is a new technology that is currently gaining popularity that is, together with server virtualization technology, expected to drive substantial change in the way enterprise data centers are designed and operated, resulting in a lower cost of operating data centers among other benefits.

Shared network storage also allows enterprises to more efficiently consolidate data and manage, replicate, and mirror information in order to eliminate points of failure that occur during downtime or loss of information, and to provide seamless failover capability. The need for improved productivity as well as regulatory requirements have also accelerated the need for enterprise organizations to protect data, rapidly recover applications, and maintain uninterruptible access to information. Networked storage improves availability and scalability, facilitates a tiered-storage approach, and reduces storage management complexity and cost.

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

Our Business

We serve enterprise-class organizations to intelligently design, deploy and support network infrastructure, unified communications and data center solutions in a way that maximizes their investments. We are a top provider of Cisco’s advanced technology solutions, both in terms of the volume of these technologies deployed and in terms of positive customer experiences as evidenced by Cisco’s customer satisfaction surveys. Our network infrastructure solutions consist of network routing and switching, wireless networking and network security. Our unified communications solutions consist of IP-based voice communications systems, or “IP PBX” systems, IP-based video communications systems and application integration solutions for converged, collaborative communications. Our data center solutions consist of server virtualization, network storage and data center network connectivity solutions.

As one of the earliest entrants to VoIP integration and support, we have successfully deployed and supported unified communications solutions for a large and diverse customer base. We offer a complete range of products and services for Cisco-centric IP network and IP telephony solutions. As the market has matured, the network has evolved to become the platform for virtually all enterprise communications. As this occurred we came to believe that offering a comprehensive range of products and services to our customers was critical in differentiating us from our competitors. Today, we deliver a suite of advanced technology solution sets, which we organize into “practice areas”, that address enterprise customers’ needs in a comprehensive manner, using a consultative approach. We derive revenue through the resale of technology products manufactured by a limited number of best-in-class vendors and through providing professional services and managed services.

Products

We generate revenue from the sale of products. The products we sell consist principally of Cisco brand products, but we also sell network storage products manufactured by NetApp, and EMC, server virtualization software from VMware, certain unified communications products from Microsoft, and various products that are best-of-class in certain areas of the solutions that we provide, including products from Left Hand Networks, Cistera Networks, Converged Access, IPCelerate, Tandberg and others.

Gross margin on product sales was 17.8%, 17.6% and 18.6% for 2008, 2007 and 2006, respectively. Product sales revenue grew 18.2%, 33.3% and 43.1%, and made up 82.2%, 86.7% and 86.7% of total revenue in 2008, 2007 and 2006, respectively.

Services

We generate services revenue by providing services to our customers. We provide two basic categories of service, implementation services and post-sale support services. Gross margin on services revenue was 28.8%, 28.6% and 25.9% for 2008, 2007 and 2006, respectively. Services revenue grew 66.4%, 33.6% and 62.3%, and made up 17.8%, 13.3% and 13.3% of total revenue in 2008, 2007 and 2006, respectively.

Professional Services

We perform professional services related to the planning, design, implementation and support of the solutions that we provide. To provide these services, we employ highly trained and experienced engineering staff. We have developed not only substantial expertise in the various areas of technology that we provide, but also methodologies for designing and implementing the solutions that we provide.

Gross margin on our implementation services revenue was 24.7%, 29.0% and 25.8% for 2008, 2007 and 2006, respectively. Implementation services revenue grew 71.2%, 28.2% and 52.4%, and made up 86.0%, 83.7% and 87.2% of total services revenue in 2008, 2007 and 2006, respectively.

Managed Services

We provide managed services, including remote monitoring and management of enterprise organizations’ network infrastructure, data center, wireless network and security technology, as well as remote disaster recovery hosting.

We have created a specialized support model for supporting Cisco-centric IP-based converged communications systems. Our managed services include remote monitoring, diagnostics and management of the customer’s technology infrastructure equipment and related applications. These managed services are performed using specialized toolsets and a network support center with technical staff that are specifically trained and experienced, both generally in terms of the technology we support as well as the toolsets that we use to provide the support. Customers are notified of system issues either real time or through reporting, and we solve detected problems either remotely or onsite.

As customers continue to evolve their IP network to become the platform for virtually all communications they become increasingly concerned about their growing dependency upon the IP network. We believe that post-implementation support of the type we offer with our managed services ensures high availability of their converged IP communications infrastructure and critical IP network-dependent systems, and that this type of service is becoming more essential for enterprise organizations. Additionally, we believe that the quality of support services is likely to become among the more significant factors for enterprise-class customers when they are choosing a solutions provider.

Our hosted disaster recovery services provide customers with the ability to have their data center replicated remotely in our hosting center using VMware virtualization technology. This allows the user to be up and running virtually instantly in the case of a disaster at their primary data center that prevents their primary data center from being functional or accessible.

Through our managed services offering we believe we are well positioned to provide support services that enterprise-class organizations desire and require.

Gross margin on our managed support services revenue was 54.2%, 26.1% and 26.8% for 2008, 2007 and 2006, respectively. Managed support services revenue grew 42.2%, 70.3% and 192.8%, to make up 14.0%, 16.3% and 12.8% of total services revenue in 2008, 2007, and 2006, respectively.

Competition

Our competition for the solutions we provide is highly fragmented, and we compete with numerous large and small competitors.

For network infrastructure solutions we compete with numerous small and large “computer oriented” value added resellers, large systems integrators such as IBM Global Services, and telephone and data circuit service providers such as AT&T and Verizon.

For unified communications solutions we compete with the same type of competitors that we compete with for network infrastructure solutions, a limited number of computer-oriented value added resellers, with large systems integrators and telephone and data circuit service providers, as well as with traditional PBX telephone system manufacturers such as Avaya Inc. and Nortel Networks Corporation, among others, as well as traditional PBX telephone systems “dealers” that sell and support such traditional PBX telephone system manufacturers’ products.”.

For data center solutions we compete primarily with computer-oriented value added resellers and both large system integrators, as well as with a limited number of and smaller data center oriented systems integrators.

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

We believe that customers appreciate technical focus and expertise when choosing a key technology infrastructure solutions provider. We also believe that larger enterprise organizations with a national presence also appreciate and desire a solutions provider that is large enough to handle their needs, and which has a geographic presence in order to serve their various locations. Having grown from a regional Texas-focused organization several years ago, to a national-scope organization today, and having acquired several smaller regional organizations, we have witnessed first-hand the benefits of having a national presence. National presence has been a factor in our ability to win relationships with a number of larger, national-scope customers. We believe that smaller regional competitors are at a disadvantage, not only because of their lack of a national presence, but also because of typically smaller financial capacity and depth and breadth of technical resources. At the same time, we believe we have an advantage over many large national-scope solutions providers because of our focus and expertise as compared to what is often times a generalist, unfocused technology solutions provider, who while large, lacks the ability to deliver to the customer a team of subject matter experts and methodologies for a project as important as the design and upgrade of their advanced technology infrastructure systems.

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

The Geographic Markets We Currently Serve

A majority of our customers are located in, or make significant decisions concerning their IP communications infrastructure in the markets in which we maintain branch offices. We believe it is important to have local management, sales and engineering staff in a metropolitan market in order to be a leading competitor in the market. Our corporate administrative offices are located in Houston, Texas and our corporate operations offices are located in Dallas, Texas. As of February 28, 2009 we maintained seventeen branch offices in the following sixteen markets:

•	Los Angeles, California

•	Sacramento, California

•	Glastonbury, Connecticut

•	Boise, Idaho

•	Boston, Massachusetts

•	Albuquerque, New Mexico

•	Oklahoma City, Oklahoma

•	Eugene, Oregon
•	Portland Oregon

•	Austin, Texas

•	Dallas, Texas

•	El Paso, Texas

•	Houston, Texas

•	San Antonio, Texas

•	Seattle, Washington

•	Washington, DC

Our Washington, DC branch office markets primarily to the federal government. Four of our seventeen branch offices have been opened or acquired during the past twenty-four months.

Our Plans for Geographic Expansion

By early 2005 we had grown to what we believe was the leading regional focused Cisco-centric network infrastructure and IP telephony solutions provider for Texas, with offices in Austin, Dallas, Houston and San Antonio, Texas. Since mid-2005 we have made eight acquisitions that added ten additional branch offices and we opened several new branch offices as new startup operations in new markets. It is our goal and plan to continue opening new offices and making additional acquisitions to further expand our geographic coverage throughout the United States, although for the near-term we are focused more so on expanding through acquisitions rather than opening new offices, which we believe offers a faster path to profitability in new markets as compared to opening new offices.

When we open a new branch office we expect that the new branch office will produce operating losses for a period of six months to eighteen months until revenue has ramped up to a level sufficient that gross profit exceeds normalized levels of operating expenses, and because during such start-up period sales and marketing expenses are higher than normal levels, relative to revenue, as we market our company in the new market. We believe it is sometimes advantageous to enter a new market by acquiring the assets and operations of an existing solutions provider in the market. This is because acquiring an existing organization in a new market allows us to enter the market with an existing set of sales and engineering staff, existing customers, a relationship with the local Cisco branch office, and allows us to enter the market without the need to compete with the acquired organization. Our ability to acquire organizations in a new market is dependent upon an acceptable acquisition candidate organization existing in such new market and our ability to structure a transaction that is acceptable to both the seller and us.

We believe that expanding to new markets creates a two-fold opportunity for us. First, adding new geographic markets provides us with new customer opportunities in those new markets. Second, we believe that with each new market served we gain a better ability to win customer opportunities in many of our other markets because of the increased national presence provided by the additional market.

Customers

Our customers include private enterprises in numerous industries including healthcare, legal, energy, utilities, hospitality, transportation, manufacturing, finance and entertainment, as well as federal, state and local governmental agencies and private and public educational organizations. We typically refer to this type of organization as an “enterprise organization” or an “enterprise”. Today our customers are typically medium- to larger-sized corporate organizations, schools and governmental agencies with approximately 200 to 50,000 users of telephone and/or networked computer technology, although as we continue to expand to new markets throughout the United States we plan to target selling to even larger customers. A majority of our customers are located in, or make significant decisions concerning their network infrastructure and voice communications systems in, the markets in which we maintain branch offices. In addition to our direct sales model to enterprise customers, we also provide technical consulting and project management services as a sub-contractor for other large, national or international systems integrators. Although the majority of our customers are based in the United States, we have performed work at their locations internationally, and we have performed consulting and project management services as a subcontractor internationally. No single customer represented 10% or more of our revenue for the years ended December 31, 2008, 2007 and 2006.

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

Supply and Distribution

We purchase products for the technology solutions we provide to our customers. The majority of our product purchases are Cisco products, and the majority of our Cisco product purchases are made directly from Cisco. We also purchase some of our products through various distribution channels when a product is not available directly from Cisco or the other manufacturers’ whose products we offer. We attempt to keep minimal inventory on hand and attempt to purchase inventory only as needed to fulfill orders. We attempt to ship products directly from our supplier to our customer when possible in order to shorten the business cycle and avoid handling the product in our facility, and the substantial majority of the product that we purchase is shipped directly from Cisco to our customer.

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

Employees

At February 28, 2009 we employed approximately 433 people. Of these, approximately 139 were employed in sales, marketing and customer service, 180 were employed in engineering and technical positions and 114 were employed in administration, finance and management information systems. We believe our ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been, and will continue to be, critical to our ability to execute our business plans. None of our employees are represented by a labor union nor are any subject to a collective bargaining agreement. We believe our relations with our employees are good.

Seasonality

We do not believe our business is substantially influenced by seasonality in the traditional sense. In some years we have experienced stronger second and/or third quarters when certain customers desire to implement large projects during a slow summer period in order to reduce disruption to their business. This has been the case in particular with education sector customers, who typically desire to implement large projects during the summer period when school is not in session. We sometimes experience a strong fourth quarter when we sometimes have certain customers that spend budget funds at year end, but this does not occur every year and there is no seasonal pattern to such customer behavior. The first quarter is typically a somewhat soft quarter, which we believe is due to many customers planning projects and budgets at the beginning of the year and then moving forward with projects several months into the year.

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

General Information

Our corporate administrative headquarters are located at 6401 Southwest Freeway, Houston, Texas 77074, and our telephone number is (713) 795-2000. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available without charge from us on our website at http://www.INXI.com, as soon as reasonably practicable following the time they are filed with or furnished to the SEC. Reports filed with the SEC may also be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors

Global market and economic conditions, including those related to the credit markets, may adversely affect our business and results of operations.

In the United States (U.S.), recent market and economic conditions have been unprecedented and have led to tighter credit conditions and slower growth. Continued concerns about the systemic impact of inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the U.S. and added concerns fueled by the federal government interventions in the U.S. financial and credit markets have contributed to instability in both U.S. and international capital and credit markets and diminished expectations for the U.S. and global economy. These conditions, combined with declining business and consumer confidence and increased unemployment, have in the period subsequent to September 30, 2008, contributed to volatility of unprecedented levels and an economic slowdown.

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

We incurred a net loss from continuing operations in 2000, 2001, 2002 and 2004. During 2005, we incurred a net loss from continuing operations of $4,917 including a $5,729 noncash charge for remeasurement of stock options. During 2008, we incurred a net loss from continuing operations of $12,675 including a $13,071 noncash charge for goodwill, intangible asset, and property and equipment impairment. We cannot assure you that we will achieve profitability or continue to remain profitable in upcoming quarters or years. In order to maintain profitability, we will have to maintain or increase our operating margin, and we cannot provide any assurance that we will be able to do so. If we are unable to increase revenue, if our gross margins decrease, or if we are unable to control our operating expenses, our business could produce losses. In addition, our business depends upon winning new contracts with new customers, the size of which may vary from contract to contract. When we open new branch offices to expand our geographic presence, we expect the newly opened branch offices to produce operating losses for a period of six to eighteen months or more. Whether we are able to remain profitable in the future will depend on many factors, but primarily upon the commercial acceptance of the technologies and product lines that we promote the use of, including, importantly, the network routing and switching products and IP telephony products developed and marketed by Cisco.

Our goodwill and intangible assets may become impaired.

At December 31, 2008, we had $12,751 in goodwill and $1,852 in intangible assets after recording an impairment charge of $13,071 in the fourth quarter of 2008. Generally accepted accounting principles in the United States of America require that we review the value of goodwill on at least an annual basis or when indicators of impairment arise to determine whether the recorded value has been impaired and should be reduced. As required by SFAS 142, the goodwill impairment test is accomplished using a two-step approach. The first step screens for impairment by comparing the fair value of the Company to its carrying amount, including goodwill. If under the first step an impairment is indicated, a second step is employed to measure any impairment. This step compares the implied fair value of the goodwill with the carrying amount of the goodwill. As of December 31, 2008, after completing the first step of the impairment test, there was indication of impairment because our carrying value exceeded our market capitalization. This is also a triggering event to review our long-lived assets for impairment as required by SFAS 144. Subsequent to December 31, 2008, there have been continued adverse changes in the business climate and in the markets in which we operate and as a result our market capitalization has declined. In the event that our goodwill or long-lived assets are further impaired in the future, any impairment charge could have a material impact on our financial position and results of operations, and could harm the trading price of our common stock.

Our success depends upon maintaining our relationship with Cisco and other key vendors.

Substantially all of our revenue for the years ended December 31, 2008, 2007, and 2006 was derived from or dependent upon the sale of Cisco products and related services. We anticipate that these products and related services will continue to account for a substantial portion of our revenue for the foreseeable future. We have a contract with Cisco to purchase the products that we resell, and we purchase substantially all of our Cisco products directly from Cisco. Cisco can terminate this agreement on relatively short notice. Cisco has designated us an authorized reseller and we receive certain benefits from this designation, including special pricing and payment terms. We have in the past, and may in the future, purchase Cisco-centric products from other sources. When we purchase Cisco-centric products from sources other than Cisco, the prices are typically higher and the payment terms are not as favorable. Accordingly, if we are unable to purchase directly from Cisco and maintain our status as an authorized reseller of Cisco network products, our business could be significantly harmed. In addition, we also depend upon maintaining our relationship with a number of other key vendors, including NetApp and VMware. If we are unable to purchase products from any of our key vendors, including Cisco, NetApp and VMware, or from other sources on terms that are comparable to the terms we currently receive, our business would be harmed and our operating results and financial condition would be materially and adversely affected.

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

Our business depends on the level of capital spending by enterprises for the technology infrastructure products and services we offer.

As a supplier of technology infrastructure solutions for enterprises, our business depends on the level of capital spending for such solutions by enterprises in our markets. We believe that an enterprise’s investment in technology infrastructure and related services depends largely on general economic conditions that can vary significantly as a result of changing conditions in the economy as a whole. The market for the solutions we provide may continue to grow at a modest rate or not at all, or may decrease. If our customers decrease their level of spending, our revenue and operating results would likely be adversely affected. In the latter part of 2007, and continuing into early 2008, we witnessed a general trend towards decreased spending by customers due to what we believe was uncertainty surrounding the status of the U.S. economy. The same factors that drove slowing customer demand then returned later in 2008; including worries over the economy, a possible additional federal government economic stimulus package, and reduced availability of credit to fund projects. To the extent that customers continue to delay moving forward with projects because of actual or perceived economic uncertainty and reduced credit availability, our revenue and profitability will be negatively impacted.

Our profitability depends on Cisco product pricing and incentive programs.

Our annual and quarterly gross profits and gross margins on product sales are materially affected by Cisco product pricing and incentive programs. These incentive programs currently enable us to qualify for cash rebates or product pricing discounts and are generally earned based on sales volumes of particular Cisco products and customer satisfaction levels. We recognized vendor incentives as a reduction of cost of sales amounting to $10,118, $7,200 and $6,303 in 2008, 2007 and 2006, respectively, representing 3.9%, 3.5%, and 4.0% of total revenues. From time to time Cisco changes the criteria upon which qualification for these incentives is based, and there is no assurance that we will continue to meet the program qualifications. Cisco is under no obligation to continue these incentive programs. In addition, we expect our future profitability to be impacted not only by pricing and incentive programs of Cisco, but also by the pricing and incentive programs of NetApp, VMware and other key vendors.

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

Our strategy contemplates geographic expansion, which we may be unable to achieve and which is subject to numerous uncertainties.

A component of our strategy is to become one of the leading national providers of the technology infrastructure solutions we provide. To achieve this objective, we must either acquire existing businesses or hire qualified personnel in various locations throughout the country and fund a rapid increase in operations and implement corporate governance and management systems that will enable us to function efficiently on a national basis. Identifying and acquiring existing businesses is a time-consuming process and is subject to numerous risks. Qualified personnel are in demand, and we expect the demand to increase as the market for the technology infrastructure solutions that we provide grows. We will also likely face competition from our existing competitors and from local and regional competitors in the markets we attempt to enter. A rapid expansion in the size and geographical scope of our business is likely to introduce management challenges that may be difficult to overcome. We cannot assure you that we will be successful in expanding our operations or achieving our goal of becoming a national provider of technology infrastructure solutions. An unsuccessful expansion effort would consume capital and human resources without achieving the desired benefit and would have an adverse affect on our business, financial condition and results of operations.

We may require financing to achieve expansion of our business operations, and failure to obtain financing may prevent us from carrying out our business plan.

We may need additional capital to grow our business. Our business plan calls for the expansion of sales of our technology infrastructure solutions to enterprises in geographical markets where we currently do not operate, including expansion through acquisitions. If we do not have adequate capital or are not able to raise the capital to fund our business objectives, we may have to delay the implementation of our business plan. We can provide no assurance that we will be able to obtain financing if required, or, if financing is available, there is no assurance that the terms would be favorable to existing stockholders. Our ability to obtain financing is subject to a number of factors, including general market conditions, investor acceptance of our business plan, our operating performance and financial condition, and investor sentiment. These factors may affect the timing, amount, terms or conditions of additional financing available to us.

We require access to significant working capital and vendor credit to fund our day-to-day operations. Our failure to comply with the financial and other covenants under our working capital facility could lead to a termination of the agreement and an acceleration of our outstanding debt.

We require access to significant working capital and vendor credit to fund our day-to-day operations. Our credit facility with Castle Pines contains a number of financial and other covenants. A breach of these financial or other covenants, unless waived, would be a default under the credit facility. Upon an event of default, Castle Pines may terminate the credit facility and/or declare all amounts outstanding under the credit facility immediately due and payable. The acceleration of our debt could have a material adverse effect on our financial condition and liquidity. Additionally, the amount of working capital available to us under the credit facility is dependent upon the amount and quality of our accounts receivable. A significant default or payment delays of our accounts receivable could materially adversely affect our borrowing base and our access to sufficient working capital, which would have an adverse affect on our business, financial condition and results of operations. In addition, there is a risk that Castle Pines Capital may be unable to continue the financing relationship with us due to unforeseen future credit market problems.

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

The markets for all of the products and services we offer are extremely competitive and subject to rapid change. Growth in demand for many of the technology infrastructure products we provide has been predicted by various industry analysts, and we therefore expect competition to increase as existing competitors enhance and expand their products and services and as new participants enter the market. A rapid increase in competition could negatively affect the amount of business that we obtain and the prices that we are able to charge.

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

Revenue generated by products delivered and services provided outside the United States, as a percentage of consolidated revenue, was approximately 3.5%, 3.7% and 4.9% for 2008, 2007 and 2006, respectively. Substantially all of our international revenue represents products delivered or services provided in foreign countries for companies based in the United States or for the United States Armed Forces under contracts entered into, administered and paid in the United States. We intend to continue to pursue international opportunities. Pursuit of international opportunities may require us to make significant investments for an extended period before returns on such investments, if any, are realized. International operations are subject to a number of risks and potential costs, including:

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

We depend on highly skilled technical personnel to research and develop and to market and service our technology infrastructure solutions and to provide the services we provide to our customers. To succeed, we must hire and retain employees who are highly skilled in rapidly changing communications technologies. In particular, as we implement our strategy of focusing on technology infrastructure solutions, we will need to:

•	hire more employees with experience developing and providing technology infrastructure products and services;

•	retrain our current personnel to sell and support the technology infrastructure solutions that we intend to market in the future; and

•	retain personnel to service our products.

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

Over 20% of our stock is controlled by our chairman and chief executive officer, who has the ability to substantially influence the election of directors and other matters submitted to stockholders.

James H. Long beneficially owns 1,808,150 shares of our common stock, which represent approximately 20.7% of our shares outstanding as of February 28, 2009. As a result, he has and is expected to continue to have the ability to significantly influence the election of our board of directors and the outcome of all other issues submitted to our stockholders. The interests of this principal stockholder may not always coincide with our interests or the interests of other stockholders, and he may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of the company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Our stock price may be subject to substantial volatility, and the value of your investment may decline.

Our common stock is traded on The Nasdaq Global Market, and trading volume may be limited or sporadic. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During 2008, our common stock traded between $4.20 and $13.25 per share, on volume ranging from approximately 500 to 191,000 shares per day. As a result, the current price for our common stock on The Nasdaq Global Market is not necessarily a reliable indicator of our fair market value. The price at which our common stock will trade may fluctuate as a result of a number of factors, including the number of shares available for sale in the market, quarterly variations in our operating results, new products or services by us or competitors, regulatory investigations or determinations, acquisitions or strategic alliances by us or our competitors, recruitment or departures of key personnel, the gain or loss of significant customers, changes in the estimates of our operating performance, actual or threatened litigation, market conditions in our industry and the economy as a whole. Volatility in the price of our common stock on The Nasdaq Global Market may depress the trading price of the common stock our common stock. The risk of volatility and depressed prices of our common stock also applies to warrant holders who receive shares of common stock upon conversion.

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

Any future issuance of equity securities, including the issuance of shares upon exercise of outstanding warrants, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock. As of February 28, 2009, we had outstanding approximately 2.0 million warrants and options to acquire our common stock at prices between $0.82 and $12.63 per share. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons. The market price of our common stock could decline significantly if we or our existing stockholders sell a large number of shares, if we issue a large number of shares of our common stock in connection with future financing activities, acquisitions or otherwise, or due to the perception that such sales could occur. These factors also could make it more difficult to raise funds through future offerings of common stock.

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

Item 2.	Properties

We conduct operations at the following leased sites:

•	Los Angeles, California

•	Sacramento, California

•	Glastonbury, Connecticut

•	Boise, Idaho

•	Boston, Massachusetts

•	Canton, Massachusetts

•	Albuquerque, New Mexico

•	Oklahoma City, Oklahoma

•	Eugene, Oregon
•	Portland Oregon

•	Austin, Texas

•	Dallas, Texas

•	El Paso, Texas

•	Houston, Texas

•	San Antonio, Texas

•	Seattle, Washington

•	Washington, DC

We lease 16,488 square feet in Houston, Texas for our Corporate offices and Houston regional office as discussed further in Note 14 to the consolidated financial statements in Part II, Item 8. The Dallas facility consists of 28,479 square feet. The remainder of the locations range in size from 1,000 to 10,800 square feet. We believe our existing leased properties are in good condition and suitable for the conduct of our business.

Item 3.	Legal Proceedings

See discussion of legal proceedings in Note 15 to the consolidated financial statements included in Part II, Item 8 of this Report.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Beginning September 21, 2007, our common stock and warrants began trading on the Nasdaq Global Market. From April 24, 2006 to September 20, 20072007, our common stock and warrants traded on the Nasdaq Capital Market. Trading of our common stock and warrants on the Nasdaq markets is under the symbols “INXI” and “INXIW”, respectively. From December 29, 2003 until April 23, 2006, our common stock has traded on the American Stock Exchange under the ticker symbol “ISR”. From June 8, 2004 until April 23, 2006, our warrants traded on the American Stock Exchange under the symbol “ISR.WS”.

Common Stock

The following table sets forth the per share price range of our common stock.

	High	Low

2007
First Quarter	$10.30	$7.55
Second Quarter	$12.39	$8.97
Third Quarter	$14.44	$8.81
Fourth Quarter	$15.28	$9.75
2008
First Quarter	$11.01	$6.82
Second Quarter	$13.25	$6.92
Third Quarter	$10.22	$6.67
Fourth Quarter	$7.09	$4.20

Warrants

The following table sets forth the per share price range of our warrants.

	High	Low

2007
First Quarter	$2.74	$1.41
Second Quarter	$3.40	$2.37
Third Quarter	$3.23	$1.90
Fourth Quarter	$3.99	$0.95
2008
First Quarter	$1.30	$0.46
Second Quarter	$2.78	$0.45
Third Quarter	$2.40	$1.01
Fourth Quarter	$1.04	$0.02

As of February 28, 2009, we had 183 stockholders of record of our common stock. On February 28, 2009, the closing sales price of our common stock and warrants as reported by the Nasdaq Global Market was $4.36 per share and $0.06 per warrant.

Dividend Policy

Our policy has been to reinvest earnings to fund future growth. Accordingly, we have not declared or paid any cash dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2008:

•	the number of shares of our common stock issuable upon exercise of outstanding options, warrants and rights, separately identified by those granted under equity incentive plans approved by our shareholders and those granted under plans, including individual compensation contracts, not approved by our shareholders (column A),

•	the weighted average exercise price of such options, warrants and rights, also as separately identified (column B), and the number of shares remaining available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column C).

	Column A	Column B	Column C
Number of Shares
	Number of Shares		Remaining Available
	to be Issued	Weighted Average	for Future Issuance
	Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options	Plans (Excluding Shares
	Warrants and Rights	Warrants and Rights	Reflected in Column A)

Equity incentive plans approved by shareholders	1,714,576	$4.61	133,780
Equity incentive plans not approved by shareholders	—	—	—
Totals	1,714,576	$4.61	133,780

Equity incentive plans are further discussed in Note 12 to consolidated financial statements in Part II, Item 8.

Stock Performance Graph

The following graph compares the performance of the Common Stock with the Nasdaq Stock Market (U.S. Companies) Index and with the Russell 2000 Index. The graph assumes that $100 was invested on December 31, 2003, in the Common Stock and in each index and that any cash dividends were reinvested. The Company has not declared any dividends during the period covered by this graph..

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG INX INC.,
THE NASDAQ COMPOSITE INDEX AND THE RUSSELL 2000 INDEX

*	$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.

Fiscal year ending December 31.

ASSUMED INVESTMENT WITH REINVESTMENT OF DIVIDENDS

	12/03	3/04	6/04	9/04	12/04	3/05	6/05
INX INC.	100.00	55.17	51.98	44.64	48.79	33.42	51.02
NASDAQ STOCK MARKET (U.S.)	100.00	100.18	103.16	96.49	110.08	101.53	104.08
RUSSELL 2000	100.00	106.26	106.76	103.71	118.33	112.01	116.85

	9/05	12/05	3/06	6/06	9/06	12/06	3/07
INX INC.	30.61	35.40	39.54	38.27	41.77	50.13	64.99
NASDAQ STOCK MARKET (U.S.)	109.76	112.88	120.64	112.68	117.54	126.51	127.08
RUSSELL 2000	122.33	123.72	140.96	133.88	134.47	146.44	149.29

	6/07	9/07	12/07	3/08	6/08	9/08	12/08
INX INC.	57.53	92.09	66.65	50.06	66.65	43.37	27.42
NASDAQ STOCK MARKET (U.S.)	136.04	141.77	138.13	118.70	119.92	106.41	80.47
RUSSELL 2000	155.88	151.06	144.15	129.88	130.64	129.18	95.44

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

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases by the Company of its common stock during the fourth quarter ended December 31, 2008:

			Total Number of	Approximate Dollar
			Shares Purchased	Amount of Shares
	Total Number	Average	as Part of Publicly	That May yet be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs

October 1 to October 31, 2008	86,739	$6.32	86,739	$892
November 1 to November 30, 2008	60,465	5.26	60,465	572
December 1 to December 31, 2008	54,729	4.85	54,729	2,000

Total	201,933	$5.61	201,933

On September 9, 2008, the Board of Directors authorized the repurchase of up to $2,000 of the Company’s common stock on or before December 31, 2008. These repurchases were required to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements and other factors. The plan also requires the repurchased shares to be retired as soon as practicable following the repurchase. The plan did not obligate the Company to purchase any particular amount of common stock, and could be suspended at any time at the Company’s discretion.

On December 3, 2008, the Board of Directors modified the existing common stock repurchase plan, authorizing the repurchase of $2,000 during the period January 1, 2009 to March 31, 2009.

Item 6.	Selected Financial Data

The following selected financial data are derived from our consolidated financial statements. The data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and our consolidated financial statements and notes.

	Year Ended December 31,
	2008(1)	2007(1)	2006(1)	2005(1)	2004

Operating Data:
Revenue:
Products	$213,125	$180,311	$135,317	$94,570	$65,207
Services	46,032	27,656	20,696	12,749	6,280

Total	$259,157	$207,967	$156,013	$107,319	$71,487
Net income (loss) from continuing operations	$(12,675)	$3,652	$1,511	$(4,917)	$1,110
Net income (loss) per share from continuing operations:
Basic	$(1.55)	$0.52	$0.24	$(0.86)	$0.24
Diluted	$(1.55)	$0.45	$0.21	$(0.86)	$0.23
Income (loss) from discontinued operations, net of tax(2)	$37	$83	$(316)	$(2,967)	$420
Net income (loss)	$(12,638)	$3,735	$1,195	$(7,884)	$1,530
Balance Sheet Data:
Total assets	$87,294	$84,241	$62,520	$41,645	$41,139
Interest bearing borrowings under Credit Facility	—	6,000	4,350	2,464	8,122
Long-term debt (including current portion) from continuing operations	331	200	259	243	36
No cash dividends were declared or paid during the five years ended December 31, 2008

(1)	The Access Flow, Inc., NetTeks, and VocalMash acquisitions were completed and initially reported in 2008, the Select, Inc. acquisition was completed and initially reported in 2007, the Datatran Network Systems acquisition was initially reported in 2006, and the Network Architects and InfoGroup Northwest acquisitions were initially reported in 2005. The 2006, 2007 and 2008 acquisitions are discussed further in Note 3 to consolidated financial statements in Part II, Item 8.

(2)	The Stratasoft and Valerent subsidiaries were discontinued in 2005 as discussed further in Note 5 to consolidated financial statements in Part II, Item 8.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

We are a provider of technology infrastructure solutions for enterprise-class organizations such as corporations, schools and federal, state and local governmental agencies. Our solutions consist of three broad categories of technology infrastructure: network infrastructure, unified communications and data center. Network infrastructure solutions consist of network routing and switching, wireless networking and network security solutions. Unified communications solutions consist of Internet Protocol (“IP”) network-based voice or telephone solutions as well as IP network-based video communications solutions. Data center solutions consist of network storage solutions and data center server virtualization solutions. We provide our customers with planning, design and implementation professional services as well as managed support services. We believe that our focus and expertise enables us to better compete in the markets that we serve. Because we have significant experience planning, designing, implementing and supporting these types of technology infrastructure for enterprises, we believe we are well positioned to deliver superior solutions to our customers and well positioned to provide our customers with the best possible support of the solutions we provide.

The market for the technology infrastructure solutions we provide is characterized by rapidly evolving and competing technologies. We compete with larger and better financed entities. We currently have seventeen physical offices in sixteen markets, which are located in Texas, California, Connecticut, Idaho, Massachusetts, New Mexico, Oklahoma, Oregon, Utah, Washington and Washington DC. We primarily market to enterprise-class organizations headquartered in, or making purchasing decisions from markets that we serve with branch offices. We plan to continue to expand throughout the U.S. by establishing additional branch offices in other markets, either by opening additional new offices or through acquisition.

We derive revenue from sales of both products and services. In 2008, 2007 and 2006, sales of products made up 82.2%, 86.7% and 86.7% of total revenue and services revenues made up 17.8%, 13.3% and 13.3% of total revenue.

A key component of our long-term operating strategies is to improve operating profitability. Our gross profit margin on product sales is lower than our gross margin on service revenues. Our gross margin on product sales was 17.8%, 17.6% and 18.6% for 2008, 2007 and 2006, respectively, and our gross margin on service revenue was 28.8%, 28.6% and 25.9% for those same periods. The market for the products we sell is competitive, and we compete with other suppliers for our customers’ business. The principal factors that determine gross margin on product sales include:

•	the mix of large, competitively bid sales transactions as compared to smaller, less competitive transactions;

•	the mix of new customer transactions, which tend to be more competitively bid by us, as compared to transactions with existing customers, which tend to be somewhat less competitive; and

•	the mix of products sold, with certain newer, advanced product categories generating higher gross margin than other, more traditional products.

The principal factors that influence gross margin on service revenue include:

•	the utilization of our technical engineering resources used to perform our professional services;

•	the amount of managed support and hosting services as compared to the cost of operating our managed services support center and hosting operations, which costs are somewhat fixed;

•	the mix between the different types of service.

We expect to be able to improve our gross margin on services revenues if our managed support services revenue increases at a more rapid rate than our professional services revenue. This is because our cost of providing managed services is somewhat fixed and does not increase in direct proportion to revenue.

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

To the extent we continue to open new branch offices our operating profitability will be negatively impacted in the short term because we expect that opening a new branch office will typically result in operating losses from the newly opened branch office for a period of six to eighteen months or more. This is because when we open a new branch office we must hire sales and engineering staff before we generate sales and because we incur increased levels of sales and marketing expense in order to establish our presence in the new market, and to attract new customers. We believe it is important to expand rapidly to obtain a national presence, and that the return on our investment from opening new offices will be significant over an approximate three to five year period, relative to the investment required and, therefore, we believe it is sometimes in our best interest to open new offices even though doing so reduces near-term operating profitability. However, during 2007 and 2008 we focused on organic growth of our existing offices and acquisitions to produce growth in order to improve operating profit margin, which we were successful in doing during 2007 and early 2008 prior to deteriorating economic conditions and customer demand caused operating profit margin to decline. In 2009, due to expected weak economic conditions, we anticipate that we will continue to favor acquisitions over new office openings as the preferred method of geographic expansion, but we will continue to look at opportunities to open new offices in new markets on a case-by-case basis.

While we have long-term goals of achieving both revenue growth and improved profitability, economic conditions will play an important role in our ability to achieve these goals. Our ability to improve operating profit margin is contingent upon our achievement of revenue growth, and leveraging certain fixed operating costs against a higher level of revenue. Economic conditions deteriorated substantially in 2008. To the extent that economic conditions improve our ability to achieve our goals of revenue growth and improved profitability will be less difficult, and to the extent economic conditions remain weak, or deteriorate further, achievement of our goals will be made more difficult because of a decreased ability to increase revenue due to lower relative levels of customer demand for the technology infrastructure solutions we provide.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our strategies for achieving our goals of revenue growth and improved profitability. From a financial perspective, these operating strategies have a number of important implications for our results of operations and financial condition.

Strategy

Over the course of the next several years we plan to improve profitability by implementing the strategies discussed below. We believe that our strategies will allow us to continue to increase total revenues as well as improve our gross margins on our service revenue. At the same time, we will seek to limit the growth of certain relatively fixed components of our selling, general and administrative expenses relative to the growth of revenue so that those expenses become a relatively smaller percentage of total revenues. Through a combination of increased revenue, slightly increased gross margin and somewhat lesser growth of selling, general and administrative expenses, relative to the growth of revenue, we hope to be able to increase our operating margin and increase profitability at a more rapid rate than revenue increases, particularly from our existing branch offices. We expect that selling expenses can generally be expected to increase in proportion to our revenue increases. For example, our sales and sales management staff earn sales commissions that are typically calculated as a percentage of gross profit produced and thus vary in correlation with gross profit for any given period. Based on our sales commission plans, we expect variable sales commissions to be approximately 20% to 23% of gross profit, which percentage can vary from period to period depending on gross profit production under our various sales commission plans, and due to variations between gross profit on a financial statement and gross profit that sales staff are paid on, which can vary due to engineering resource utilization and other factors. However, other than sales commissions, our other categories of operating expenses do not vary in direct proportion to either sales or gross profit, and we believe that if we are successful in implementing our strategies, many categories of general and administrative expenses (such as management salaries, administrative wages and professional expenses) will decrease as a percentage of our total revenues over the long term because we believe we can achieve some levels of leverage on certain of these operating expenses.

Our key operating strategies include:

•	Aligning ourselves with the leading manufacturers of technology infrastructure products of the type we provide. To this end, Cisco has always been our primary supplier for network routing and switching and IP telephony products that we offer, and we align ourselves with what we believe to be the “best of breed” manufacturer in each area of technology or specific product in order to provide our customers with the best technology available.

•	Promoting our managed support and hosting services to generate increased recurring services revenues and improve gross margin on service revenue.

•	Increasing the gross revenues from our higher gross margin services offerings, as compared to product sales that typically produce relatively lower gross margins.

•	Opening new branch offices in new markets.

•	Expanding geographically by acquiring complementary businesses and by opening new offices.

•	Marketing to larger customers as we become more of a “national” level provider of technology infrastructure solutions.

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

During 2008, 2007 and 2006, 82.2%, 86.7% and 86.7% of our revenue was attributable to product sales, while 17.8%, 13.3% and 13.3% was attributable to services revenues. The gross profit margins on our services revenues have been substantially higher than those for product sales. We hope to be able to increase revenue from services at a more rapid rate than increases in our product sales revenue. We believe this is possible if we are successful in marketing our managed support and hosting services, which generate recurring services revenues. If we are successful at growing our service revenues at a more rapid rate than our product sales revenues our overall gross margin on total revenue should improve. The success of this aspect of our strategy depends in part on our ability to attract and retain highly skilled and experienced engineering employees and the acceptance by the market of our managed support services offering.

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

Registered Direct Offering

In June, 2008, we sold 900,000 shares of common stock through a registered direct offering to certain institutional investors at a price of $11.00 per share. The net cash proceeds, after deducting the placement agent’s fee and other offering expenses of $1,149, were approximately $8,751. The net cash proceeds were partially used to repay the $6,000 outstanding balance under the Acquisition Facility, with the remainder to be used for general corporate purposes including possible future acquisitions.

Acquisitions.

Access Flow, Inc.

Under an Asset Purchase Agreement dated June 6, 2008 (the “APA”), we purchased the operations and certain assets, and assumed specified liabilities of Access Flow, Inc. (“AccessFlow”). AccessFlow is a Sacramento, California-based consulting organization focused on delivering VMware-based data center virtualization solutions, with revenues for the twelve months ended March 31, 2008 of approximately $10,500. The acquisition was completed simultaneously with the execution of the APA. Neither AccessFlow nor any shareholder of AccessFlow has any prior affiliation with INX. The APA contains customary representations and warranties and requires AccessFlow and its Shareholders to indemnify us for certain liabilities arising under the APA, subject to certain limitations and conditions.

The consideration paid at closing pursuant to the APA was (a) $2,450 in cash and (b) 262,692 shares of our common stock. The common stock was valued at $13.06 per share or $3,430. The number of common stock shares issued was determined by dividing $2,627 by the lesser of (i) the average closing price per share for the common stock, as reported by Nasdaq for the five consecutive trading days ending prior to the second day before June 6, 2008, which was $12.96 per share or (ii) $10.00 per share. 24,000 shares of the stock consideration were placed in escrow under holdback provisions defined in the APA. The two shareholders of AccessFlow entered into five-year noncompete agreements at closing, which provide for payments to each in the aggregate amount of $50 in equal monthly installments of approximately $8 each per month over the six month period subsequent to closing. Broker costs and professional fees of $346 were incurred in the purchase, of which $174 was paid in cash, $16 accrued, and $156 was paid through the issuance of 11,935 shares of common stock.

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

NetTeks Technology Consultants, Inc.

Under an Asset Purchase Agreement dated November 14, 2008 (the “Agreement”), we purchased the operations and certain assets, and assumed specified liabilities of NetTeks Technology Consultants, Inc. (“NetTeks”). NetTeks is a Boston, Massachusetts-based network consulting organization with offices in downtown Boston and Glastonbury, Connecticut, with revenues for the twelve months ended September 30, 2008 of approximately $12,700. We completed the acquisition simultaneously with the execution of the Agreement. Neither NetTeks nor any shareholder of NetTeks has any prior affiliation with the INX. The Agreement contains customary representations and warranties and requires NetTeks and the Shareholders to indemnify us for certain liabilities arising under the Agreement, subject to certain limitations and conditions.

The consideration paid at closing pursuant to the Agreement was (a) $1,350 in cash and (b) 30,770 shares of our Common Stock, $0.001 par value (the “Common Stock”), of which 15,385 Common Stock shares were held in escrow under holdback provisions defined in the Agreement. The common stock was valued at $5.29 per share or $163. The number of Common Stock shares issued was determined by dividing $200 by $6.50 per share. Professional fees of $51 were paid in connection with the purchase.

Additional purchase consideration is payable based on NetTeks’ branch office operating income contribution during each of the two-year periods ending November 30, 2009 and November 30, 2010. The Agreement specifies the computation of additional purchase consideration earned including a minimum of zero for each of the two-year periods and a maximum of $1,313 for the period ending November 30, 2009 and $1,488 for the period ending November 30, 2010. At our option, 50% of such additional purchase price may be paid in the form of Common Stock. Additional purchase consideration, if any, will be recorded as goodwill.

VocalMash

Under an Asset Purchase Agreement dated December 4, 2008 (“VocalMash APA”), we purchased the operations of VocalMash, a business owned and operated by INX’s Vice President of Sales. VocalMash is an application integration company that utilizes Web 2.0 technologies to integrate unified communications systems with other enterprise applications. We completed the acquisition simultaneously with the execution of the VocalMash APA. The VocalMash APA contains customary representations and warranties and requires VocalMash and its Owner to indemnify INX for certain liabilities arising under the VocalMash APA, subject to certain limitations and conditions.

The consideration paid at closing pursuant to the VocalMash APA was 60,000 shares of our Common Stock, $0.001 par value (the “Common Stock”). The Common Stock was valued at $4.89 per share or $293. Additional purchase consideration of up to a maximum of $380 may be payable under the VocalMash APA based on the achievement of operating income contribution targets for 2009. Additional purchase consideration, if any, will be recorded as goodwill.

Select, Inc.

Under a Stock Purchase Agreement dated August 31, 2007 (the “SPA”), we purchased all issued and outstanding capital stock of Select, Inc. (“Select”). Located in Boston, Massachusetts, Select is a Cisco-centric solutions provider focused on delivering IP Telephony, IP Storage and network infrastructure solutions throughout New England with approximately $40,000 in annual revenues. We completed the acquisition simultaneously with the execution of the SPA. The SPA contains customary representations and warranties and requires Select’s shareholders (“Shareholders”) to indemnify INX for certain liabilities arising under the SPA, subject to certain limitations and conditions.

The consideration paid at closing pursuant to the SPA was (a) $6,250 in cash, including $1,000 placed in escrow under holdback provisions defined in the SPA and (b) 231,958 shares of our Common Stock, $0.01 par value (the “Common Stock”) valued at $10.60 per share or $2,459, which amount of shares was determined by dividing $2,250 by $9.70, which is the greater of (i) average closing price per share for the Common Stock as reported by Nasdaq for the five consecutive trading days ending August 28, 2007 and (ii) $9.50. The President and major shareholder of Select entered into a five-year noncompete agreement at closing providing for equal monthly payments of $21 over two years, which were recorded at their present value of $450. Cash of $6,000 was borrowed from the Acquisition Facility under the Credit Agreement with Castle Pines Capital LLC. In connection with the stock purchase, the Credit Agreement with Castle Pines Capital LLC was amended for the modification of certain financial covenants and for the addition of Select as a party to the Credit Agreement. Broker costs and professional fees of $512 were incurred in the purchase, of which $388 was paid in cash and $124 was paid through the issuance of 11,598 shares of common stock.

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

In mid-2004, we introduced our managed support service offering that consists primarily of customer service personnel and a support center. This support service offering requires that we incur the fixed cost to operate a network operations center to monitor and manage customers’ systems. Early in the development of our managed services offering this fixed cost, as compared to the level of managed service revenue, resulted in negative gross margins from our managed service offering. As revenue improved, gross margin from our managed services offering turned positive and has improved recently. If we are successful in continuing to realize increasing levels of managed services revenue, we anticipate that our gross margin on managed services will eventually exceed our gross margin on professional services and will improve overall services gross margins. We recognize managed support service revenue evenly over the entire service period for the customer.

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

Our annual and quarterly gross profit and gross margin on product sales are materially affected by vendor incentives, most of which are Cisco incentive programs. The incentive programs sponsored by Cisco currently enable us to qualify for cash rebates or product pricing discounts. The most significant incentive is a Cisco incentive that is generally earned based on sales volumes of particular Cisco products and customer satisfaction levels. The amounts earned and costs incurred under these programs are recorded as a reduction of cost of goods sold, and the increased gross profit results in an increase in selling, general and administrative expenses related to sales commissions. We recognized vendor incentives of $10,118, $7,200, and $6,303 in 2008, 2007 and 2006, respectively. The amounts earned under these programs are accrued when they are deemed probable and can be reasonably measured; otherwise, they are recorded when they are declared by the vendor or the cash is received, whichever is earlier. Our product cost and resulting gross profit can vary significantly from quarter to quarter depending upon vendor incentive criteria and our ability to qualify for and recognize such incentives.

A significant portion of our cost of services is comprised of labor, particularly for our professional services revenue. Our gross margin on service revenue fluctuates from period to period depending not only upon the prices charged to customers for our services, but also upon the level of utilization of our technical staff. Management of labor cost is important to maximize gross margin. Our gross margin is also impacted by such factors as contract size, time and material pricing versus fixed fee pricing, discounting, vendor incentives and other business and marketing factors normally incurred during the conduct of business. Several years ago we purposely over staffed technical and engineering staff in order to have the technical competency necessary to gain market share and create a successful organization. Over the past several years as we have grown, we have been able to better utilize our technical and engineering staff and this has helped to improve the gross margin percentage on service revenue in more recent years as compared to several years ago. When we open new branch offices in new markets, we also must over staff technical and engineering resources in order to have the personnel necessary to win customer relationships in the new market, and the fact that we opened multiple new offices in the latter half of 2005 and first half of 2006 caused gross margin on our professional services to be reduced during the latter half of 2005 through the early part of 2007. If we open new offices in new markets in the future we expect gross margin on our professional services to be negatively impacted by such new branch office operations. The extent to which total professional services gross margin will be negatively impacted will vary based on the number and size of new branch offices we open in any given period, relative to the number of and size of mature branch offices.

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

A significant portion of our selling, general and administrative expenses relate to personnel costs, some of which are variable and others that are relatively fixed. Our variable personnel costs consist primarily of sales commissions. Sales commissions are typically calculated based upon our gross profit on a particular sales transaction and thus generally fluctuate because of the size of the transaction and the mix of associated products and services with our overall gross profit. Prior to 2007, sales commissions were approximately 27% to 31% of gross profit and in 2007 and 2008, sales commissions were approximately 20.0% to 23.0% of gross profit. Bad debt expense generally fluctuates somewhat in proportion to sales levels, although not always in the same periods as increases or decreases in sales. Legal expense varies based on legal issue activity, which can vary substantially from period to period. Other selling, general and administrative expenses are relatively fixed and do not vary in direct proportion to increases in revenue, but will generally increase over time as the organization grows. We believe that we can achieve some level of leverage on these somewhat fixed operating expenses, relative to revenue growth, and if we are successful in doing so that this will help to increase our net operating margin.

Impairment Charge.  As of December 31 each year, we perform an annual goodwill impairment test as required under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Based on a discounted cash flow analysis, the sharp decline in our market capitalization beginning in November 2008, and the rapidly deteriorating macroeconomic environment in the fourth quarter of 2008, we concluded that the goodwill of our Access Flow, Inc., Select, Inc., Datatran Network Systems, InfoGroup Northwest, Inc., and Network Architects, Corp. acquisitions was impaired and recorded an impairment charge of $9,396 in the fourth quarter of 2008.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired. Assets are considered impaired when the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In connection with the triggering events discussed in the preceding paragraph, we tested the recoverability of our long-lived assets and concluded the carrying values of intangible assets and property and equipment from the AccessFlow, Inc. and Select, Inc. acquisitions were no longer recoverable. Consequently, during the fourth quarter of 2008, we recorded an impairment charge of $3,328 and $347 to write the intangibles assets and property and equipment, respectively, down to their estimated fair values.

Tax Loss Carryforward.  Because of our tax operating losses in 2003, 2005, 2006, and 2007 and exercises of stock options, we have accumulated a net operating loss carryforward for federal income tax purposes that, at December 31, 2008, was approximately $2,540. Since United States tax laws limit the time during which an NOL may be applied against future taxable income and tax liabilities, we may not be able to take full advantage of our NOL carryforward for federal income tax purposes. The carryforward will expire during the period 2023 through 2027 if not otherwise used. A change in ownership, as defined by federal income tax regulations, could significantly limit the company’s ability to utilize its carryforward. If we achieve sustained profitability, which may not occur, the use of net operating loss carryforwards would reduce our tax liability and increase our net income and available cash resources. When all operating loss carryforwards have been used or have expired, we would again be subject to increased tax expense.

Deferred Tax Assets.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to SFAS No. 109, “Accounting for Income Taxes,” become deductible. Management considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. During the fourth quarter of 2008, after giving consideration to the impairment charge, we established a full valuation allowance against the related deferred tax asset and all other temporary items totaling $4,022 as we determined it was more like than not that the assets would not be used to reduce future tax liabilities. During the fourth quarter of 2007, we reversed the valuation allowance related to the net operating loss carryforwards and other temporary items as we determined it was more likely than not that we would be able to use the assets to reduce future tax liabilities. The reversal resulted in recognition of an income tax benefit of $535 in 2007 and a corresponding increase in the deferred tax asset on the Consolidated Balance Sheet in Part II, Item 8.

Period Comparisons.  The following tables set forth, for the periods indicated, certain financial data derived from our consolidated statements of operations. Percentages shown in the table below are percentages of total revenue, except for the product and service components of cost of goods sold and gross profit, which are percentages of product and service revenue, respectively.

	Year Ended December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%

Revenue:
Products	$213,125	82.2	$180,311	86.7	$135,317	86.7
Services	46,032	17.8	27,656	13.3	20,696	13.3

Total revenue	259,157	100.0	207,967	100.0	156,013	100.0

Gross profit:
Products	37,881	17.8	31,747	17.6	25,132	18.6
Services	13,276	28.8	7,900	28.6	5,365	25.9

Total gross profit	51,157	19.7	39,647	19.1	30,497	19.5
Selling, general and administrative expenses	48,734	18.8	36,152	17.4	28,710	18.4
Impairment charge	13,071	5.0	—	—	—	—

Operating (loss) income	(10,648)	(4.1)	3,495	1.7	1,787	1.1
Interest and other expense, net	16	—	79	—	232	0.1
Income tax expense (benefit)	2,011	(0.8)	(236)	(0.1)	44	—

Net (loss) income from continuing operations	(12,675)	(4.9)	3,652	1.8	1,511	1.0
Income (loss) from discontinued operations, net of taxes	37	—	83	—	(316)	(0.2)

Net (loss) income	$(12,638)	(4.9)	$3,735	1.8	$1,195	0.8

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Total Revenue.  Total revenue increased by $51,190, or 24.6%, to $259,157 from $207,967. Products revenue increased by $32,814 or 18.2%, to $213,125 from $180,311. The increase in products revenue is primarily due to a full year revenue contribution in 2008 from the Select, Inc. acquisition vs four months in 2007 ($15,937) and growth in our Northwest Region ($10,008) and National Accounts Division ($6,260). Services revenue increased by $18,376 or 66.4% to $46,032 from $27,656. The increase in services revenue is primarily due to higher revenue in our Federal Division ($9,517) from Federal Government subcontracts and significant services revenue increases across substantially all regions.

Gross Profit.  Total gross profit increased by $11,510, or 29.0%, to $51,157 from $39,647. Overall gross profit as a percentage of sales increased to 19.7% from 19.1%. Gross profit on product sales increased $6,134, or 19.3%, to $37,881 from $31,747 as a result of increased sales and, as a percentage of product sales, increased to 17.8% from 17.6%. Gross profit on services revenue increased $5,376 or 68.0% to $13,276 from $7,900 as a result of increased sales and gross profit as a percent of services revenue increased to 28.8% from 28.6%.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $12,582, or 34.8% to $48,734 from $36,152. As a percentage of total revenue, these expenses increased to 18.8% from 17.4%. The increase in selling, general and administrative expenses as a percentage of sales was due to 2008 fourth quarter charges for bad debt expense of $566, severance costs of $202, lawsuit settlement costs of $140, increased headcount in selling and administrative functions, and higher depreciation and amortization costs primarily due to acquisitions. The severance costs were a result of headcount reductions at December 31, 2008 to better align our cost structure with current market conditions.

Impairment Charge.  The total impairment charge was $13,071 in 2008 compared to zero in 2007. As further discussed in Notes 2 and 4 to the consolidated financial statements in Part II, Item 8, we performed our annual goodwill impairment test during the fourth quarter of 2008. We concluded that the goodwill of our Access Flow, Inc., Select, Inc., Network Architects, Corp., InfoGroup Northwest, Inc., and Datatran Network Systems acquisitions was impaired and recorded an impairment charge of $9,396. Additionally, we record an impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired. We tested the recoverability of our long-lived assets and concluded the carrying values of intangible assets and property and equipment from the AccessFlow, Inc. and Select, Inc. acquisitions were no longer recoverable. Consequently, during the fourth quarter of 2008, we recorded an impairment charge of $3,675 to write the intangibles assets and property and equipment down to their estimated fair values.

Operating (Loss) Income.  Operating income decreased $14,143 to a loss of $10,648 from income of $3,495, primarily due to the $13,071 impairment charge discussed above and other 2008 fourth quarter charges discussed under selling, general and administrative expenses.

Interest and Other Expense, net.  Interest and other income, net, decreased $63 to $16 from $79 primarily due to the elimination of borrowings under our senior credit facility in June 2008.

Income Tax Expense (Benefit).  Income tax expense increased by $2,247 to expense of $2,011 from a benefit of $236. The 2008 income tax expense resulted primarily from the recording of the valuation allowance against deferred tax assets which was necessary due to the 2008 operating loss. The 2007 income tax benefit resulted from the reversal of the valuation allowance related to the net operating loss carryforwards and other temporary items of $402, partially offset by federal and state income tax expense of $166. The reversal of the valuation allowance was a result of the determination that it was now more likely than not that we would be able to use deferred tax assets to reduce future tax liabilities. This tax benefit was partially offset by federal and state income tax accruals, which included $135 for the Texas Margin Tax initially assessed for 2007.

Income from Discontinued Operations, net of tax.  Income from discontinued operations decreased by $46, to income of $37 from income of $83.

Net (Loss) Income.  Net income decreased $16,373 to a net loss of $12,638 from net income of $3,735, primarily due to the impairment charge of $13,071 discussed above, the recording of a deferred tax assets valuation allowance in 2008 and other 2008 fourth quarter charges discussed under selling, general and administrative expenses.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Total Revenue.  Total revenue increased by $51,954, or 33.3%, to $207,967 from $156,013. Products revenue increased by $44,994 or 33.3%, to $180,311 from $135,317. The increase in products revenue is primarily due to four months revenue contribution of the Select, Inc. acquisition ($12,890) and growth in our Austin location ($11,900), Federal Division ($8,918), Northwest Region ($6,371), and Los Angeles location ($4,264). Services revenue increased by $6,960 or 33.6% to $27,656 from $20,696. The increase in services revenue is primarily due to growth across substantially all locations, four months revenue contribution of the Select, Inc. acquisition, and continued growth of recurring support services revenue.

Gross Profit.  Total gross profit increased by $9,150, or 30.0%, to $39,647 from $30,497. Overall gross profit as a percentage of sales decreased to 19.1% from 19.5%. Gross profit on product sales increased $6,615, or 26.3%, to $31,747 from $25,132 and, as a percentage of product sales, decreased to 17.6% from 18.6%. Products gross profit percentage decreased due to lower vendor rebates as a percentage of products sales, primarily due to Cisco rebate program changes and proportionately lower vendor rebates earned on products sales by the newly acquired Boston location. Vendor rebates represented 4.0% and 4.7% of products sales in 2007 and 2006, respectively. Gross profit on services revenue increased $2,535 or 47.3% to $7,900 from $5,365 and gross profit as a percent of services revenue increased to 28.6% from 25.9%. The increase in services gross margin was the result of improved utilization of engineering staff in 2007 compared to 2006, higher managed services margins increasing to 30.5% in 2007 from 29.1% in 2006, and the positive margin impact of revenue recognized ($520) as a result of early cessation of the implementation portion of a contract with IBM Corporation.

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

Income Tax Expense (Benefit).  Income tax expense (benefit) changed by $280 to a benefit of $236 from expense of $44. The 2007 income tax benefit resulted from the reversal of the valuation allowance related to the net operating loss carryforwards and other temporary items of $402, partially offset by federal and state income tax expense of $166. The reversal of the valuation allowance was a result of the determination that it was now more likely than not that we would be able to use deferred tax assets to reduce future tax liabilities. This tax benefit was partially offset by federal and state income tax accruals, which included $135 for the Texas Margin Tax initially assessed for 2007.

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

	2008				2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenue:
Products	$51,628	$59,576	$51,430	$50,491	$48,621	$45,222	$46,918	$39,550
Services	11,953	12,366	12,561	9,152	7,978	6,776	6,809	6,093

Total revenue	$63,581	$71,942	$63,991	$59,643	$56,599	$51,998	$53,727	$45,643

Gross profit:
Products	$8,841	$10,067	$9,766	$9,207	$8,753	$7,887	$7,889	$7,218
Services	3,091	3,259	3,986	2,940	2,789	1,666	2,156	1,289

Total gross profit	11,932	13,326	13,752	12,147	11,542	9,553	10,045	8,507
Selling, general and administrative expenses	13,934	12,545	11,871	10,384	10,395	8,543	9,042	8,172
Impairment charge	13,071	—	—	—	—	—	—	—

Operating income (loss)	(15,073)	781	1,881	1,763	1,147	1,010	1,003	335
Interest and other (income) expense, net	(49)	(106)	98	73	79	17	(41)	24
Income tax expense (benefit)	178	470	680	683	(257)	7	7	7

Net income (loss) from continuing operations	(15,202)	417	1,103	1,007	1,325	986	1,037	304
Income (loss) from discontinued operations, net of taxes	14	9	10	4	(14)	38	(3)	62

Net income (loss)	$(15,188)	$426	$1,113	$1,011	$1,311	$1,024	$1,034	$366

Income (loss) from continuing operations per share:
Basic	$(1.75)	$0.05	$0.15	$0.13	$0.18	$0.14	$0.15	$0.04
Diluted	$(1.75)	$0.05	$0.13	$0.12	$0.16	$0.12	$0.13	$0.04
Net income (loss) per share:
Basic	$(1.75)	$0.05	$0.15	$0.13	$0.17	$0.14	$0.15	$0.05
Diluted	$(1.75)	$0.05	$0.13	$0.12	$0.16	$0.13	$0.13	$0.05
Shares used in computing net income (loss) per share:
Basic	8,655,761	8,746,691	7,579,303	7,550,904	7,499,620	7,081,511	6,862,538	6,662,839
Diluted	8,655,761	9,338,353	8,281,715	8,242,191	8,408,437	8,037,221	7,817,371	7,729,681

Products revenue was consistent through 2008 except for substantially increased sales in the third quarter, primarily due to large projects in our Northwest, National, and North Texas Regions. The increase in services revenue during the first and second quarters of 2008 was primarily due to higher revenue under Federal Government subcontracts and significant services revenue increases across substantially all regions.

The Select, Inc. acquisition was completed in the third quarter of 2007 and contributed revenues of $3,937 and $9,601 in the third and fourth quarters of 2007, respectively. The revenue increase between the first and second quarters of 2007 was primarily a result of increased sales in our Austin, Los Angeles, and Albuquerque locations. The fourth quarter of 2007 reflected the positive margin impact of revenue recognized ($520) as a result of early cessation of the implementation portion of a contract with IBM Corporation.

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

Selling, general and administrative expenses fluctuate between quarters primarily due to variations in sales compensation directly related to fluctuations in the amount of gross profit and variations in bonus compensation due executives and managers resulting from fluctuations in quarterly profitability. The fourth quarter of 2008 included an $13,071 impairment charge discussed further in Note 4 to consolidated financial statements in Part II, Item 8, bad debt expense of $566, severance costs of $202, and lawsuit settlement costs of $140. The fourth quarter of 2007 included an adjustment of $167 for the accrual of vacation pay.

Critical Accounting Policies

Revenue Recognition

We have a number of different revenue sources for which revenue is recognized differently based on the following policies:

Products revenue occurs when products manufactured or otherwise provided by other parties are purchased and resold to a customer and product payment is not contingent upon performance of installation or service obligations. If product acceptance and payment are contingent on installation or service obligations as specified in the customer contract, revenue is not recognized until installation occurs. Revenue is recognized from the sales of hardware when the rights and risks of ownership have passed to the customer and upon shipment or receipt by the customer, depending on the terms of the sales contract with the customer. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Amounts billed to customers for shipping and handling are classified as revenue.

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

Software is accounted for in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. Revenue from the sales of software not requiring significant modification or customization is recognized upon delivery or installation. Installation services for third party software do not include significant alterations to its features or functionality. Third party software vendors provide all post-contract support for software sold. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.

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

We enter into product and service contracts for customers that are generally considered a single arrangement and which include separate units of accounting for product and for service. Product primarily consists of IP telephony and computer network infrastructure components and third party software. Service encompasses the design and installation of IP telephony and computer networks and installation of third party software. Installation services for third party software do not include significant alterations to its features or functionality. All products and services are regularly sold separately. For products and services sold in a single arrangement, the product is typically delivered first and the related services are completed within four to six weeks. Product is shipped, billed, and recognized as revenue independent of services because:

•	The customer is required to pay the product billing in its entirety independent of any services performed.

•	The product has value to the customer on a standalone basis and pricing is comparable whether sold with or without services.

•	The product is standard equipment not significantly altered by installation.

•	Installation of the product can be performed by many other companies.

•	Although there is a general right of return relative to delivered product, delivery of the undelivered items is considered probable and is substantially in our control.

We sell comparable products and services on a standalone basis and under multiple element arrangements at similar prices. Stand alone pricing is vendor-specific objective evidence under EITF 00-21. If objective and reliable evidence exists for the fair value of all items in a multiple element arrangement, we recognize revenue based on the relative fair value of the separate elements. When there is objective and reliable evidence for the fair values of undelivered items but no such evidence exists for the items already delivered, the amount of revenue allocated to the delivered items is computed on the residual method. Customers are not required to and frequently do not select the same vendor for product and service. The customers’ decision does not impact the pricing of the portion of the bid selected.

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

Credit and collections policy inherent in our revenue recognition policy is the determination of the collectibility of amounts due from our customers, which requires us to use estimates and exercise judgment. We routinely monitor our customer’s payment history and current credit worthiness to determine that collectability is reasonably assured and, then in some instances, require letters of credit in support of contracted amounts.

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

Share-Based Compensation Expense

We account for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense based on estimated fair values for share-based payment awards. In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”) to extend the use of “simplified method” for estimating the expected term of “plain vanilla” employee stock options for award valuation. The method was initially allowed under Staff Accounting Bulletin No. 107 (“SAB 107”) in contemplation of the adoption of SFAS 123(R) to expense the compensation cost based on the grant date fair value of the award. SAB 110 does not provide an expiration date for the use of the method. However, as more external information about exercise behavior will be available over time, it is expected that this method will not be used when more relevant guidance is available.

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

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the 2008, 2007 and 2006 periods were calculated using the following estimated weighted average assumptions:

	2008	2007	2006

Expected volatility	61.1%	60.3%	63.1%
Expected term (in years)	6.5	6.5	6.3
Risk-free interest rate	2.8%	4.4%	4.7%
Expected dividend yield	0%	0%	0%

Expected volatility is based on historical volatility over the period our current operations represented our primary line of business. We use the simplified method outlined in SAB 110 to estimate expected lives for options granted during the period. The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption. We have not historically issued any dividends and do not expect to in the future.

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

Goodwill

We test goodwill for impairment on an annual basis and more frequently if facts and circumstances indicate goodwill carrying values exceed estimated reporting unit fair values. Goodwill is written down when impaired. The annual goodwill impairment test consists of a two-step process as follows:

Step 1.  We compare the fair value of each reporting unit to its carrying amount, including the existing goodwill. The fair value of each reporting unit is determined using a discounted cash flow valuation analysis. The carrying value of each reporting unit is determined by specifically identifying and allocating the assets and liabilities to each reporting unit based on headcount, relative revenues, or other methods as deemed appropriate by management. If the carrying amount of a reporting unit exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we then perform the second step of the impairment test. If the fair value of a reporting unit exceeds its carrying amount, no further analysis is required.

Step 2.  If further analysis is required, we compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and its liabilities in a manner similar to a purchase price allocation, to its carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Impairment of Long-Lived Assets

We record impairment losses on long-lived assets other than goodwill when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are collections from our accounts receivable and our credit facility with Castle Pines Capital (the “Credit Facility”), which we believe are sufficient to meet our short-term and long-term liquidity requirements. We use the Credit Facility to finance the majority of our purchases of inventory, and to provide working capital when our cash flow from operations is insufficient. In 2008, we generated cash flow from operating activities of continuing operations of $6,303 and eliminated borrowings under the interest-bearing portion of our Credit Facility. Our working capital increased to $14,199 at December 31, 2008 from $9,833 at December 31, 2007 as a result of improved operating results excluding noncash charges and the registered direct offering discussed below.

To give us greater flexibility to efficiently raise capital and put us in a position to take advantage of favorable market conditions as they arise, we filed a shelf registration statement on Form S-3 for primary offerings of securities. The shelf registration provides the ability to offer and sell, from time to time, in one or more offerings, shares of our common stock and/or warrants to purchase common stock for proceeds in the aggregate amount up to $100 million. The terms of any offering under this registration statement will be established at the time of the offering and will be stated in a prospectus supplement if and when we decide to sell securities under the shelf registration statement. We currently intend to use the net proceeds from any offering under the shelf registration statement for working capital and other general corporate purposes, and to fund the acquisition of companies, businesses, technologies, products or assets, as set forth in the registration statement. In June, 2008, we sold 900,000 shares of common stock through a registered direct offering to certain institutional investors at a price of $11.00 per share. The net cash proceeds, after deducting the placement agent’s fee and other offering expenses of $1,149, were approximately $8,751. The net cash proceeds were partially used to repay the $6,000 outstanding balance under the Acquisition Facility, with the remainder to be used for general corporate purposes including possible future acquisitions.

Accounts Receivable.  The timing of our collection of accounts receivable and payments of our accounts payable is one of the principal influences on our cash flow from operations. We typically sell our products and services on short-term credit terms. We try to minimize our credit risk by performing credit checks, obtaining letters of credit in certain instances, and conducting our own collection efforts. Our accounts receivable, net of allowance for doubtful accounts, were $52,866 and $45,128 at December 31, 2008 and 2007, respectively. The increase in accounts receivable was attributable to significantly higher sales in the fourth quarter of 2008 compared to 2007 partially offset by improved collections.

Inventory.  We had inventory of $2,406 and $1,439 at December 31, 2008 and 2007, respectively. The higher level of 2008 inventory is attributable to customer orders to be shipped in the first quarter of 2009. We try to minimize the amount of inventory on hand to reduce the risk that the inventory will become obsolete or decline in value. We are able to do this by relying on the ready availability of products from our principal suppliers. As noted above, we rely principally on our Credit Facility to finance our inventory purchases.

Accounts Payable.  We rely on our Credit Facility to finance a substantial portion of our trade accounts payable under terms ranging from 30 to 60 days. Credit Facility balances within terms are non-interest bearing and classified as accounts payable in our balance sheet. Credit Facility balances outstanding in excess of terms are interest bearing and classified as notes payable in our balance sheet. Our accounts payable were $45,172 and $37,233 at December 31, 2008 and 2007, respectively. The increase in accounts payable was attributable to significantly increased purchases directly related to increased sales in the fourth quarter of 2008 compared to 2007.

Credit Facility.  On June 3, 2008, the Company amended its senior credit facility agreement (“Agreement”) with Castle Pines Capital LLC (“CPC”) which provides inventory financing and working capital funding. Key terms of the Agreement are summarized as follows:

•	The Agreement provides a discretionary line of credit up to a maximum aggregate amount of $60,000 to purchase inventory from CPC approved vendors.

•	The Agreement provides a working capital revolving line of credit under the above line of credit with an aggregate outstanding sublimit of $10,000.

•	The working capital revolving line of credit incurs interest payable monthly at the rate of prime plus 0.5%.

•	The Agreement contains customary covenants regarding maintenance of insurance coverage, maintenance of and reporting collateral, and submission of financial statements. The Agreement also contains covenants measured as of the end of each calendar quarter covering required maintenance of minimum current ratio, tangible net worth, working capital, and total liabilities to tangible net worth ratio (all as defined in the Agreement, as amended).

•	The credit facility is collateralized by substantially all assets of the Company.

•	The term of the Agreement is for one year, with automatic renewals for one year periods, except as otherwise provided under the Agreement.

The senior credit facility also provides an additional $10,000 credit facility specifically for acquisitions (“Acquisition Facility”). Key terms of the Amendment are summarized as follows:

•	$10,000 maximum aggregate commitment for acquisitions.

•	Advances under the Acquisition Facility are not to exceed 80% of purchase price or six times adjusted EBITDA, as defined in the Amendment, for the twelve months immediately preceding the acquisition closing date.

•	Interest is payable at the rate of prime plus 2%.

•	An acquisition commitment fee of 1% of the advance amount is payable with one-eighth paid at closing and seven-eighths paid with each loan funding.

•	Repayment of each advance under the Acquisition Facility is interest only for first year then amortizing for 36 to 48 months, to be determined for each advance, with no penalty to prepay any principal balance. The loan will also be reduced annually by an amount equal to 25% of excess cash flow, as defined in the Amendment, beginning December 31, 2008.

•	CPC may negotiate with the Company to revise existing financial covenants in conjunction with each advance as required.

•	Termination date of the senior credit facility was extended to August 1, 2009, subject to automatic renewal as defined in the Amendment.

As of December 31, 2008, borrowing capacity and availability under the Credit Facility was as follows:

Total Credit Facility	$60,000
Borrowing base limitation	(16,873)

Total borrowing capacity	43,127
Less interest-bearing borrowings	—
Less non-interest bearing advances	(40,002)

Total unused availability	$3,125

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

To the extent that we have credit availability under the Credit Facility, it gives us the ability to extend the payment terms past the Free Finance Period. Amounts extended past the Free Finance Period accrue interest and are classified as notes payable on our balance sheet. These extended payment balances under the Credit Facility accrue interest at the prime rate (3.25% at December 31, 2008) plus 0.5%.

As defined in the Credit Facility there are restrictive covenants that are measured at each quarter and year end. The covenants effective June 3, 2008, require us to:

•	maintain Minimum Tangible Net Worth of $8.0 million;

•	maintain a maximum Debt to Tangible Net Worth ratio of 7.0 to 1;

•	maintain Minimum Working Capital of not less than $6.5 million; and

•	maintain a Current Ratio of not less than 1.10 to 1.0.

At December 31, 2008, we were in compliance with the loan covenants, and we anticipate that we will be able to comply with the loan covenants during the next twelve months. If we violate any of the loan covenants, we would be required to seek waivers from CPC for those non-compliance events. If CPC refused to provide waivers, the amount due under the Credit Facility could be accelerated and we could be required to seek other sources of financing.

Cash Flows.  During 2008, our cash increased by $1,597. Operating activities provided $6,321, investing activities used $6,321 and financing activities provided $1,597.

Operating Activities.  Operating activities provided $6,321 in 2008 as compared to providing $10,025 in 2007 and using cash of $710 in 2006. Adjustments for non-cash-related items in 2008 of $18,520 including $13,071 from an impairment charge, $2,667 from depreciation and amortization and $1,565 from share-based compensation, and deferred income tax expense of $535. Changes in asset and liability accounts provided $421. The most significant use was accounts receivable which used $8,279 due to increased sales offset by increased accounts payable which provided cash of $7,939 due to increased purchases directly related to increased sales.

Investing Activities.  Investing activities used $6,321 in 2008 compared to the use of $5,584 in 2007 and $2,606 in 2006. Investing activities related to cash paid for acquisitions were $4,062 in 2008, $4,011 in 2007, and $2,177 in 2006. Our investing activities related to capital expenditures in all three years were primarily related to purchases of computer equipment and software, and to a lesser degree, leasehold improvements. Discontinued operations provided cash from investing activities in 2006 of $1,492 as a result of the sales of Stratasoft and Valerent.

Financing Activities.  Financing activities provided $1,597 in 2008 compared to providing $3,104 in 2007 and providing $2,514 in 2006. Financing activities in 2008 included common stock issued through a registered direct offering ($8,751), the proceeds of which were partially used to repay the 2007 borrowings for the Select, Inc. acquisition ($6,000). Borrowings under the Credit Facility used cash of $4,350 in 2007 and provided cash of $1,886 in 2006. There were no borrowings in 2008. Stock option holders exercised stock options, which provided cash of $831, $1,449, and $613 in 2008, 2007, and 2006, respectively.

Recent Accounting Pronouncements

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

In April 2008, the FASB issued a FASB Staff Position on SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets . The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The implementation of this standard will not have an impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). SFAS 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for the Company beginning January 1, 2009. The implementation of this standard is not expected to have an impact on our consolidated financial statements.

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

Interest Rate Risk

We attempt to manage our borrowings under our senior credit facility (“Senior Facility”) and under our acquisition facility (“Acquisition Facility”) with Castle Pines Capital LLC to minimize interest expense. The interest rate of the Senior Facility is the prime rate plus 0.5% and the interest rate of the Acquisition Facility is the prime rate plus 2.0% (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”). During the year ended December 31, 2008, there were no borrowings under the Senior Facility and the interest rates of borrowings under the Acquisition Facility ranged from 5.5% to 7.75%. A one percent change in variable interest rates will not have a material impact on our results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

INX INC. AND SUBSIDIARIES

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
INX Inc.

We have audited the accompanying consolidated balance sheets of INX Inc. (a Delaware corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INX Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/  GRANT THORNTON LLP

Houston, Texas
March 4, 2009

INX INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share and par value amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$10,937	$9,340
Accounts receivable — trade, net of allowance of $735 and $470	52,866	45,128
Inventory, net	2,406	1,439
Deferred income taxes	—	2,100
Other current assets	1,275	2,062

Total current assets	67,484	60,069
Property and equipment, net of accumulated depreciation of $5,429 and $3,728	5,207	4,421
Goodwill	12,751	16,603
Intangible assets, net of accumulated amortization of $2,346 and $1,592	1,852	3,148

Total assets	$87,294	$84,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$91	$6,200
Current portion of capital lease obligations	77	—
Accounts payable	45,172	37,233
Accrued payroll and related costs	4,258	3,788
Accrued expenses	2,615	1,575
Other current liabilities	1,072	1,440

Total current liabilities	53,285	50,236

Long-term liabilities:
Long-term portion of capital lease obligations	163	—
Deferred income taxes	—	1,565
Other long-term liabilities	250	413

Total long-term liabilities	413	1,978

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 8,709,304 and 7,548,892 issued	87	75
Additional paid-in capital	50,692	36,497
Accumulated deficit	(17,183)	(4,545)

Total stockholders’ equity	33,596	32,027

Total liabilities and stockholders’ equity	$87,294	$84,241

The accompanying notes are an integral part of these consolidated financial statements

INX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except share and
	per share amounts)

Revenue:
Products	$213,125	$180,311	$135,317
Services	46,032	27,656	20,696

Total revenue	259,157	207,967	156,013

Cost of goods and services:
Products	175,244	148,564	110,185
Services	32,756	19,756	15,331

Total cost of goods and services	208,000	168,320	125,516

Gross profit	51,157	39,647	30,497
Selling, general and administrative expenses	48,734	36,152	28,710
Impairment charge	13,071	—	—

Operating (loss) income	(10,648)	3,495	1,787
Interest expense	(330)	(354)	(273)
Interest income	357	286	42
Other expense, net	(43)	(11)	(1)

(Loss) income from continuing operations before income taxes	(10,664)	3,416	1,555
Income tax expense (benefit)	2,011	(236)	44

Net (loss) income from continuing operations	(12,675)	3,652	1,511
(Loss) income from discontinued operations, net of taxes	37	83	(316)

Net (loss) income	$(12,638)	$3,735	$1,195

Net (loss) income per share:
Basic:
Net (loss) income from continuing operations before minority interest	$(1.55)	$0.52	$0.24
(Loss) income from discontinued operations, net of taxes	—	0.01	(0.05)

Net (loss) income per share	$(1.55)	$0.53	$0.19

Diluted:
Net (loss) income from continuing operations before minority interest	$(1.55)	$0.45	$0.21
(Loss) income from discontinued operations, net of taxes	—	0.02	(0.05)

Net (loss) income per share	$(1.55)	$0.47	$0.16

Shares used in computing net income (loss) per share:
Basic	8,133,165	7,026,623	6,318,674

Diluted	8,133,165	8,027,286	7,293,737

The accompanying notes are an integral part of these consolidated financial statements

INX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	$.01 Par Value		Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
		(In thousands except share amounts)

Balance at December 31, 2005	5,975,626	$60	$27,546	$(9,600)	$18,006
Cumulative effect of correction of accounting for professional fees as provided under SAB 108	—	—	—	125	125

Balance at January 1, 2006	5,975,626	60	27,546	(9,475)	18,131
Exercise of common stock options and other	332,859	3	610	—	613
Issuance of shares for Datatran acquisition	73,108	1	514	—	515
Issuance of shares as additional purchase price consideration for Network Architects acquisition	97,413	1	570	—	571
Issuance of shares as additional purchase price consideration for InfoGroup Northwest acquisition	122,544	1	750	—	751
Issuance of warrants	—	—	128	—	128
Common stock grant to employee	1,520	—	10	—	10
Share-based compensation expense related to employee stock options and employee restricted stock grants	—	—	470	—	470
Net income	—	—	—	1,195	1,195

Balance at December 31, 2006	6,603,070	66	30,598	(8,280)	22,384
Exercise of common stock options	591,011	6	1,443	—	1,449
Issuance of vested restricted common stock	4,928	—	—	—	—
Issuance of shares as additional purchase price consideration for Datatran acquisition	25,253	—	250	—	250
Issuance of shares as additional purchase price consideration for Network Architects, Corp. acquisition	75,000	1	676	—	677
Issuance of shares as purchase price consideration for Select, Inc. acquisition	243,556	2	2,580	—	2,582
Share-based compensation expense related to employee stock options and employee restricted stock grants	—	—	645	—	645
Share-based compensation expense related to directors’ stock grants	9,072	—	90	—	90
Excess tax benefit from stock option exercises	—	—	160	—	160
Issuance of warrants	—	—	86	—	86
Purchase and retirement of treasury stock resulting from grantee election to fund payroll taxes out of restricted stock grant	(1,198)	—	(13)	—	(13)
Repurchase and retirement of common stock	(1,800)	—	(18)	—	(18)
Net income	—	—	—	3,735	3,735

Balance at December 31, 2007	7,548,892	75	36,497	(4,545)	32,027
Issuance of common stock, net of issuance costs	900,000	9	8,742	—	8,751
Exercise of common stock options	151,624	2	829	—	831
Issuance of vested restricted common stock	50,265	—	—	—	—
Issuance of shares as additional purchase price consideration for Network Architects, Corp. acquisition	75,000	1	740	—	741
Issuance of shares as purchase price consideration and broker fees for Access Flow, Inc. acquisition	274,627	3	3,583	—	3,586
Issuance of shares as purchase price consideration for NetTeks Technology Consultants, Inc. acquisition	30,770	—	163	—	163
Issuance of shares as purchase price consideration for VocalMash acquisition	60,000	1	292	—	293
Share-based compensation expense related to employee stock options and employee restricted stock grants	—	—	1,372	—	1,372
Share-based compensation expense related to directors’ stock grants	7,443	—	90	—	90
Share-based compensation expense related to Employee Stock Purchase Plan	—	—	193	—	193
Issuance of common stock under the Employee Stock Purchase Plan	77,600	1	343	—	344
Excess tax benefit from stock option exercises	—	—	1,107	—	1,107
Issuance of common stock grant	6,000	—	26	—	26
Exercise of warrants	3,155	—	—	—	—
Purchase and retirement of treasury stock resulting from grantee election to fund payroll taxes out of restricted stock grant	(9,868)	—	(56)	—	(56)
Repurchase and retirement of common stock	(466,204)	(5)	(3,229)	—	(3,234)
Net loss	—	—	—	(12,638)	(12,638)

Balance at December 31, 2008	8,709,304	$87	$50,692	$(17,183)	$33,596

The accompanying notes are an integral part of these consolidated financial statements

INX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,638)	$3,735	$1,195
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(37)	(111)	316
Depreciation and amortization	2,667	1,659	1,178
Impairment charge	13,071	—	—
Deferred income tax expense (benefit)	535	(535)	—
Share-based compensation expense for employee stock options, restricted stock grants, and Employee Stock Purchase Plan	1,565	653	415
Bad debt expense	541	268	63
Issuance of warrants	—	86	—
Issuance of stock grant	116	90	10
Loss on retirement of assets	43	12	9
Tax expense (benefit) from discontinued operations	19	28	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable, net	(8,279)	2,733	(17,584)
Inventory	(953)	156	(1,053)
Other current assets	758	130	(1,206)
Other assets	—	—	21
Accounts payable	7,939	1,653	14,981
Accrued expenses	1,458	(152)	837
Other current and long-term liabilities	(502)	(408)	792

Net cash provided by (used in) continuing operations	6,303	9,997	(26)
Net operating activities from discontinued operations	18	28	(684)

Net cash provided by (used in) operating activities	6,321	10,025	(710)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of acquisitions	(2,260)	(1,591)	(1,921)
Acquisition of Access Flow, Inc.	(2,550)	—	—
Acquisition of NetTeks Technology Consultants, Inc.	(1,440)	—	—
Acquisition of Select, Inc., net of $2,864 cash acquired	153	(3,375)	—
Acquisition of Datatran Network Systems	—	(250)	(1,000)
Acquisition of InfoGroup Northwest, Inc.	—	—	(751)
Acquisition of Network Architects, Corp.	—	—	(394)
Proceeds of sale of fixed assets	1	3	—
Transaction costs paid for acquisitions	(225)	(386)	(32)

Net cash used in investing activities of continuing operations	(6,321)	(5,599)	(4,098)
Net investing activities of discontinued operations	—	15	1,492

Net cash used in investing activities	(6,321)	(5,584)	(2,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	8,751	—	—
Proceeds from issuance of common stock for purchases under Employee Stock Purchase Plan	344	—	—
(Payments) borrowings under acquisition credit facility	(6,000)	6,000	—
Borrowings (payments) of short-term interest bearing credit facility, net	—	(4,350)	1,886
Proceeds from exercise of stock options	831	1,449	613
Excess tax benefits from stock option exercises	1,107	160	—
Proceeds from other short-term borrowings	460	472	407
Payments of other short-term borrowings	(601)	(531)	(391)
Debt issuance costs paid	—	(65)	—
Purchase of treasury stock resulting from grantee election	(61)	(13)	—
Purchase of common stock	(3,234)	(18)	—

Net cash provided by financing activities of continuing operations	1,597	3,104	2,515
Net financing activities of discontinued operations	—	—	(1)

Net cash provided by financing activities	1,597	3,104	2,514

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,597	7,545	(802)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,340	1,795	2,597

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,937	$9,340	$1,795

The accompanying notes are an integral part of these consolidated financial statements

INX INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$256	$272	$219

Cash paid for income taxes	$156	$16	$14

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of Access Flow, Inc.:
Fair value of assets acquired	$6,582	$—	$—
Common stock issued	(3,586)	—	—
Capital lease obligation assumed	(272)	—	—
Transaction costs accrued	(16)	—	—
Acquisition of NetTeks Technology Consultants, Inc.:
Fair value of assets acquired	1,654	—	—
Common stock issued	(163)	—	—
Acquisition of VocalMash:
Fair value of assets acquired	293	—	—
Common stock issued	(293)	—	—
Acquisition of Select, Inc.:
Fair value of assets acquired	—	6,807	—
Common stock issued	—	(2,582)	—
Noncompete agreement liability	—	(450)	—
Transaction costs accrued	—	(50)	—
Acquisition of Datatran Network Systems:
Fair value of assets acquired	—	500	1,515
Common stock issued	—	(250)	(515)
Acquisition of Network Architects, Corp.:
Fair value of assets acquired	741	677	965
Common stock issued	(741)	(677)	(571)
Acquisition of InfoGroup Northwest, Inc.:
Fair value of assets acquired	—	—	1,502
Common stock issued	—	—	(751)
Obligation under software license agreement:
Fair value of asset acquired	—	—	775
Obligation incurred	—	—	(775)
Issuance of warrants in connection with sale of Stratasoft, Inc.	—	—	(128)

The accompanying notes are an integral part of these consolidated financial statements

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands, except share and per share amounts)

1.	Description of Business

INX Inc. (“INX” or the “Company”) is a provider of technology infrastructure solutions for enterprise-class organizations such as corporations, schools and federal, state and local governmental agencies. The solutions INX provides consist of three broad categories of technology infrastructure: network infrastructure, unified communications and data center. Network infrastructure solutions consist of network routing and switching, wireless networking and network security solutions. Unified communications solutions consist of Internet Protocol (“IP”) network-based voice or telephone solutions as well as IP network-based video communications solutions. Data center solutions consist of network storage solutions and data center server virtualization solutions. The accompanying consolidated financial statements include the accounts of INX Inc. and its wholly-owned subsidiaries, Select, Inc. and Valerent, Inc. All intercompany transactions and accounts are eliminated in consolidation. Select, Inc. and Valerent, Inc. were merged into INX Inc. as of the close of business on December 31, 2008.

2.	Summary of Significant Accounting Policies

Basis of Presentation — During 2006, the Company sold the Stratasoft subsidiary and Valerent operations as further discussed in Note 5. The Stratasoft and Valerent results of operations and cash flows are classified as discontinued operations for all periods presented. Although continuing operations are described in this report in terms of the products sold and the services provided, the base of customers and the geographic areas in which it operates, the Company has concluded that its operations comprise one reportable segment pursuant to Statement of Financial Accounting Standards No. 131 — Disclosures about Segments of an Enterprise and Related Information. In making this determination, the Company considered that each reporting unit has similar characteristics and long-term prospects, includes similar services, has similar types of customers and is subject to the same regulatory environment.

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

Accounts Receivable — Trade accounts receivable are recorded at the invoiced amount, are non-interest bearing and are recorded net of reserves for sales returns and allowances and an allowance for doubtful accounts. The Company extends credit to its customers in the normal course of business and generally does not require collateral or other security. The Company performs ongoing credit evaluations of its customers’ financial condition and, in some instances, requires letters of credit or additional guarantees in support of contracted amounts. Earnings are charged with a provision for doubtful accounts based on a current review of the collectability of the accounts and using a systematic approach based on historical collections and age of the amounts due. Accounts deemed uncollectible are applied against the allowance for doubtful accounts. Accruals for estimated sales returns and other allowances and deferrals are recorded as a reduction of revenue at the time of revenue recognition. These provisions are based on contract terms and prior claims experience and involve significant estimates.

Inventory — Inventory consists primarily of Cisco network equipment, computer equipment and components and is valued at the lower of cost or market with cost determined on the first-in first-out method. Substantially all inventory is finished goods. Reserves to reduce inventory to market value are based on current inventory levels, historical usage and product life cycles.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The annual goodwill impairment test consists of a two-step process as follows:

Step 1.  The Company compares the fair value of each reporting unit to its carrying amount, including the existing goodwill. The fair value of each reporting unit is determined using a discounted cash flow valuation analysis. The carrying value of each reporting unit is determined by specifically identifying and allocating the assets and liabilities to each reporting unit based on headcount, relative revenues, or other methods as deemed appropriate by management. If the carrying amount of a reporting unit exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company then performs the second step of the impairment test. If the fair value of a reporting unit exceeds its carrying amount, no further analysis is required.

Step 2.  If further analysis is required, the Company compares the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and its liabilities in a manner similar to a purchase price allocation, to its carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.

Goodwill is written down when impaired. Based on the impairment tests performed, the Company determined there was impairment of goodwill in 2008 resulting in an impairment charge as further discussed in Note 4. There was no impairment of goodwill in 2007 or 2006.

Intangible Assets — Intangible assets are being amortized over their estimated useful lives of one to five years (see Note 7).

Impairment of Long-Lived Assets — Impairment losses are recorded on long-lived assets used in operations other than goodwill when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Based on the impairment tests performed, the Company determined there was impairment of long-lived assets in 2008 resulting in an impairment charge as further discussed in Note 4. There was no impairment of long-lived assets in 2007 or 2006.

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

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition — INX recognizes revenue as follows:

Products revenue occurs when products manufactured or otherwise provided by other parties are purchased and resold to a customer and product payment is not contingent upon performance of installation or service obligations. If product acceptance and payment are contingent on installation or service obligations as specified in the customer contract, revenue is not recognized until installation occurs. Revenue is recognized from the sales of hardware when the rights and risks of ownership have passed to the customer and upon shipment or receipt by the customer, depending on the terms of the sales contract with the customer. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Amounts billed to customers for shipping and handling are classified as revenue.

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

For arrangements where the customer agrees to purchase products, but we retain possession until the customer requests shipment, or “bill and hold” arrangements, revenue is not recognized until delivery to the customer has occurred and all other revenue recognition criteria have been met.

Software is accounted for in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations. Revenue from the sales of software not requiring significant modification or customization is recognized upon delivery or installation. Installation services for third party software do not include significant alterations to its features or functionality. Third party software vendors provide all post-contract support for software sold by the Company. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.

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

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company enters into product and service contracts for customers that are generally considered a single arrangement and which include separate units of accounting for product and for service. Product primarily consists of IP telephony and computer network infrastructure components and third party software. Service encompasses the design and installation of IP telephony and computer networks and installation of third party software. Installation services for third party software do not include significant alterations to its features or functionality. All products and services are regularly sold separately. For products and services sold in a single arrangement, the product is typically delivered first and the related services are completed within four to six weeks. Product is shipped, billed, and recognized as revenue independent of services because:

•	The customer is required to pay the product billing in its entirety independent of any services performed.

•	The product has value to the customer on a standalone basis and pricing is comparable whether sold with or without services.

•	The product is standard equipment not significantly altered by installation.

•	Installation of the product can be performed by many other companies.

•	Although there is a general right of return relative to delivered product, delivery of the undelivered items is considered probable and is substantially in the control of the Company.

Comparable products and services are sold on a standalone basis and under multiple element arrangements at similar prices. Stand alone pricing is vendor-specific objective evidence under EITF 00-21. If objective and reliable evidence exists for the fair value of all items in a multiple element arrangement, the Company recognizes revenue based on the relative fair value of the separate elements. When there is objective and reliable evidence for the fair values of undelivered items, but no such evidence exists for the items already delivered, the amount of revenue allocated to the delivered items is computed on the residual method. Customers are not required to and frequently do not select the same vendor for product and service. The customers’ decision does not impact the pricing of the portion of the bid selected.

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. Determination that the fee is fixed or determinable is based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

The Company records taxes applicable under EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” on a net basis. Collectability is assessed based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Accruals for estimated sales returns and other allowances and deferrals are recorded as a reduction of revenue at the time of revenue recognition. These provisions are based on contract terms and prior claims experience and involve significant estimates. If these estimates are significantly different from actual results, our revenue could be impacted.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vendor Incentives — INX participates in a vendor incentive program under which incentives are principally earned by sales volume, sales growth and customer satisfaction levels. The amounts earned under these programs are accrued when they are deemed probable and can be reasonably measured; otherwise, they are recorded when they are declared by the vendor or the cash is received, whichever is earlier. As a result of these estimates, the amount of rebates declared by the vendor, or the amount of rebates received in cash, the effect of vendor incentives on cost of goods can vary significantly between quarterly and annual reporting periods. The incentives are recorded as a reduction of cost of goods and services. Selling, general and administrative expenses are increased for any associated commission expense and payroll tax related to the incentives. The Company recognized vendor incentives of $10,118, $7,200 and $6,303 in 2008, 2007 and 2006, respectively. Accounts receivable from vendors of $3,201 and $2,851 at December 31, 2008 and 2007, respectively, are reported under “Accounts receivable — trade” in the consolidated balance sheets.

Advertising Costs — Advertising costs consist of print advertising and trade show materials and are expensed as incurred.

Research and Development Costs — Research and development expenditures are charged to operations as incurred and consist primarily of compensation costs, outside services, and expensed materials. The Company incurred research and development expenditures of $289 in 2006. No research and development expenditures were incurred in 2007 or 2008.

Share-Based Compensation — The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense based on estimated fair values for share-based payment awards. In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”) to extend the use of “simplified method” for estimating the expected term of “plain vanilla” employee stock options for award valuation. The method was initially allowed under Staff Accounting Bulletin No. 107 (“SAB 107”) in contemplation of the adoption of SFAS 123(R) to expense the compensation cost based on the grant date fair value of the award. SAB 110 does not provide an expiration date for the use of the method. However, as more external information about exercise behavior will be available over time, it is expected that this method will not be used when more relevant guidance is available.

SFAS 123R requires all share-based payments to be recognized in the results of operations at their grant-date fair values. The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

Earnings Per Share — Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the periods. Diluted net income per share is computed based upon the weighted- average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities using the treasury stock method (See Note 8).

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

Recent Accounting Pronouncements — In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted EPS must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 and anticipates any impact to basic earnings per share will be immaterial.

In April 2008, the FASB issued a FASB Staff Position on SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets .  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The implementation of this standard will not have an impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). SFAS 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for the Company beginning January 1, 2009. The implementation of this standard is not expected to have an impact on our consolidated financial statements.

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

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.	Acquisitions

The Company completed three acquisitions in 2008, one acquisition in 2007, and one acquisition in 2006. The acquisitions were consummated to improve the Company’s geographical presence and enhance its technical capabilities.

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

The consideration paid at closing pursuant to the APA was (a) $2,450 in cash and (b) 262,692 shares of the Company’s common stock. The common stock was valued at $13.06 per share or $3,430. The number of common stock shares issued was determined by dividing $2,627 by the lesser of (i) the average closing price per share for the common stock, as reported by Nasdaq for the five consecutive trading days ending prior to the second day before June 6, 2008, which was $12.96 per share or (ii) $10.00 per share. 24,000 shares of the stock consideration were placed in escrow under holdback provisions defined in the APA. The two shareholders of AccessFlow entered into five-year noncompete agreements at closing, which provide for payments to each in the aggregate amount of $50 in equal monthly installments of approximately $8 each per month over the six month period subsequent to closing. Broker costs and professional fees of $346 were incurred in the purchase, of which $174 was paid in cash, $16 accrued, and $156 was paid through the issuance of 11,935 shares of common stock.

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

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NetTeks Technology Consultants, Inc.

Under an Asset Purchase Agreement dated November 14, 2008 (the “Agreement”), the Company purchased the operations and certain assets, and assumed specified liabilities of NetTeks Technology Consultants, Inc. (“NetTeks”). NetTeks is a Boston, Massachusetts-based network consulting organization with offices in downtown Boston and Glastonbury, Connecticut, with revenues for the twelve months ended September 30, 2008 of approximately $12,700. The Company completed the acquisition simultaneously with the execution of the Agreement. Neither NetTeks nor any shareholder of NetTeks has any prior affiliation with the Company. The Agreement contains customary representations and warranties and requires NetTeks and its shareholders to indemnify the Company for certain liabilities arising under the Agreement, subject to certain limitations and conditions.

The consideration paid at closing pursuant to the Agreement was (a) $1,350 in cash and (b) 30,770 shares of the Company’s common stock, of which 15,385 common stock shares were held in escrow under holdback provisions defined in the Agreement. The common stock was valued at $5.29 per share or $163. The number of common stock shares issued was determined by dividing $200 by $6.50 per share. The three shareholders of NetTeks entered into five-year noncompete agreements at closing for a lump sum payment to each in the aggregate amount of $90. Professional fees of $51 were paid in connection with the purchase.

Additional purchase consideration is payable based on NetTeks’ branch office operating income contribution during each of the two-year periods ending November 30, 2009 and November 30, 2010. The Agreement specifies the computation of additional purchase consideration earned including a minimum of zero for each of the two-year periods and a maximum of $1,313 for the period ending November 30, 2009 and $1,488 for the period ending November 30, 2010. At the Company’s option, 50% of such additional purchase price may be paid in the form of Common Stock. Additional purchase consideration, if any, will be recorded as goodwill.

VocalMash

Under an Asset Purchase Agreement dated December 4, 2008 (“VocalMash APA”), the Company purchased the operations of VocalMash, a business owned and operated by INX’s Vice President of Sales. VocalMash is an application integration company that utilizes Web 2.0 technologies to integrate unified communications systems with other enterprise applications. The Company completed the acquisition simultaneously with the execution of the VocalMash APA. The VocalMash APA contains customary representations and warranties and requires VocalMash and its Owner to indemnify the Company for certain liabilities arising under the VocalMash APA, subject to certain limitations and conditions.

The consideration paid at closing pursuant to the VocalMash APA was 60,000 shares of the Company’s common stock. The common stock was valued at $4.89 per share or $293. Additional purchase consideration of up to a maximum of $380 may be payable under the VocalMash APA based on the achievement of operating income contribution targets for 2009. Additional purchase consideration, if any, will be recorded as goodwill.

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

The consideration paid at closing pursuant to the SPA was (a) $6,250 in cash, including $1,000 placed in escrow under holdback provisions defined in the SPA and (b) 231,958 shares of the Company’s common stock valued at $10.60 per share or $2,459, which amount of shares was determined by dividing $2,250 by $9.70, which is the

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

greater of (i) average closing price per share for the common stock as reported by Nasdaq for the five consecutive trading days ending August 28, 2007 and (ii) $9.50. The President and major shareholder of Select entered into a five-year noncompete agreement at closing providing for equal monthly payments of $21 over two years, which were recorded at their present value of $450. Cash of $6,000 was borrowed from the Acquisition Facility under the Credit Agreement with Castle Pines Capital LLC. In connection with the stock purchase, the Credit Agreement with Castle Pines Capital LLC was amended for the modification of certain financial covenants and for the addition of Select as a party to the Credit Agreement. Broker costs and professional fees of $512 were incurred in the purchase, of which $388 was paid in cash and $124 was paid through the issuance of 11,598 shares of common stock.

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

Pro Forma Summary (Unaudited)

The following pro forma consolidated amounts give effect to the Company’s acquisition of Select, NetTeks, and VocalMash as if they had occurred January 1, 2007. The pro forma consolidated amounts presented below are based on continuing operations. The pro forma consolidated amounts are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect and should not be construed as being representative of future operating results.

	Year Ended December 31,
	2008	2007

Revenues	$275,258	$257,745

Net (loss) income from continuing operations	$(12,136)	$3,682

Net (loss) income per share from continuing operations:
Basic	$(1.48)	$0.50

Diluted	$(1.48)	$0.44

Weighted average shares used in calculation:
Basic	8,215,756	7,361,250

Diluted	8,215,756	8,361,913

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

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Network Architects, Corp.

Effective May 26, 2005, the Company acquired the operations and certain assets of Network Architects, Corp. (“Network Architects”), a data network and IP telephony systems design, installation and support business with branches in Albuquerque, New Mexico, and El Paso, Texas. Additional purchase price consideration consisting of 75,000 shares of the Company’s common stock was issued to Network Architects in July 2008 for achievement of certain operating profit milestones during the twelve-month period ending May 31, 2008. The additional purchase price consideration was valued at $741 and was recorded as additional goodwill.

Acquisitions Summary

The following table summarizes the estimated fair values, including professional fees and other related acquisition costs, at the date of acquisition, including additional purchase price consideration subsequently paid. The amortization periods for intangible assets presented below are based on the acquisition date assessment of useful life.

		NetTeks
		Technology			Datatran	Network
		Consultants,	Access		Network	Architects,
	VocalMash	Inc.	Flow, Inc.	Select, Inc.	Systems	Corp.

Allocated acquisition cost:
Intangible assets:
Customer relationships, amortized from 2 to 10 years	$—	$513	$169	$2,489	$123	$151
Noncompete agreements, amortized from 3 to 5 years	7	340	556	704	45	91
Trademark, amortized from 3 to 5 years	—	214	319	—	—	—
Strategic relationships, amortized from 3 to 5 years	—	—	308	—	—	—
Backlog, amortized from 3 to 5 years	—	229	131	—	—	—
Cash	—	—	—	2,864	—	—
Accounts receivable	—	—	—	5,705	—	—
Inventory	—	9	5	429	25	—
Property and equipment	—	134	696	331	38	500
Other assets	—	—	—	31	5	4
Goodwill	286	218	4,414	4,489	1,841	6,014
Accounts payable and other liabilities assumed	—	(3)	(272)	(7,371)	—	—

Net assets acquired	293	1,654	6,326	9,671	2,077	6,760
Less: cash acquired	—	—	—	(2,864)	—	—

Net amount paid for acquisition	$293	$1,654	$6,326	$6,807	$2,077	$6,760

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain amounts of goodwill and other acquired intangible assets and property and equipment were determined to impaired during the fourth quarter of 2008 as discussed in Note 4.

4.	Impairment Charge

As of December 31 each year, the Company performs an annual goodwill impairment test as required under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Based on a discounted cash flow analysis, the sharp decline in the Company’s market capitalization beginning in November 2008, and the rapidly deteriorating macroeconomic environment in the fourth quarter of 2008, the Company concluded that the goodwill of its Access Flow, Inc., Select, Inc., Datatran Network Systems, InfoGroup Northwest, Inc., and Network Architects, Corp. acquisitions was impaired and recorded an impairment charge of $9,396 in the fourth quarter of 2008.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired. Assets are considered impaired when the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In connection with the triggering events discussed in the preceding paragraph, the Company tested the recoverability of its long-lived assets and concluded the carrying values of intangible assets and property and equipment from the AccessFlow, Inc. and Select, Inc. acquisitions were no longer recoverable. Consequently, during the fourth quarter of 2008, the Company recorded an impairment charge of $3,328 and $347 to write the intangibles assets and property and equipment, respectively, down to their estimated fair values.

5.	Discontinued Operations

Telecom and Computer Products Divisions

Prior to 2004, INX sold a computer products reselling business, PBX telephone systems dealer business, and the Telecom Systems division. During 2005, the Company resolved the collectability of certain accounts receivable of these operations. In 2006, the Company settled a lawsuit for $100 filed in August 2002, by Inacom Corp. claiming INX owed the sum of approximately $570. The excess accrual of $469 was reflected in the gain on disposal of discontinued operations detailed below.

Stratasoft and Valerent Subsidiaries

On November 3, 2005, the Company’s Board of Directors approved a plan to sell its Stratasoft subsidiary and Valerent operations. This action was taken due to continuing losses at Stratasoft and the decision to build value with a focused strategy in the operations at INX. Under a Stock Purchase Agreement (“Agreement”) dated January 26, 2006, INX sold all outstanding shares of Stratasoft’s common stock for a pretax gain on disposal of $302. Key terms of the sale are summarized as follows:

•	All outstanding Stratasoft common stock was sold for a purchase price of $3,000, which has been or is subject to reduction as follows:

•	$800 placed in escrow, which is available to satisfy indemnified losses, if any, as defined in the Agreement. Funds placed in escrow are excluded from the estimated gain stated above. Approximately $778 in indemnified losses, net of interest earned, have been paid or presented for payment as of December 31, 2008.

•	$221 representing a preliminary net working capital adjustment, as defined. The final working capital adjustment recorded during June 2006 resulted in the further reduction of the sale proceeds of $40.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The Company indemnified the buyer for potential losses as defined in the Agreement to a maximum of $1,400, inclusive of amounts placed in escrow. Excess funds held in escrow were scheduled to be released on January 26, 2008. However, certain potential third-party claims remain outstanding, including the Schneider Rucinski lawsuit discussed further in Note 15. As provided in the Agreement, funds of $22 held in escrow at December 31, 2008 will not be released until such claims are resolved.

•	The Agreement provided for additional consideration to the Company if either of the following conditions were met: (1) Stratasoft revenue exceeds $10,000 for any consecutive twelve month period within two years of closing or (2) Stratasoft is sold by the buyer to another party prior to January 26, 2008, for an amount in excess of $15,000. Neither condition was met; therefore, no consideration is due the Company.

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

The sale of Valerent operations involved two separate transactions which were closed in October 2006. The managed services business and related inventory, property and equipment were sold to OuterNet Management, L.P. for a cash sales price of $185. The consulting business and related property and equipment were sold to Vicano Acquisition Corp., a company owned by Valerent’s former president and brother-in-law of our CEO and largest shareholder. The consulting business was sold for cash paid at closing of $50 and a $70 promissory note payable in twenty-four monthly installments of $3 plus interest of 10%. All installments of the promissory note were paid as scheduled and the gain recognized as payments were received. Additional consideration of $26 was earned for each of the first and second earnout periods ended October 12, 2007 and October 12, 2008, respectively.

The results of operations and gain on disposal of discontinued operations are summarized below:

	Year Ended December 31,
	2008	2007	2006

Revenues:
Stratasoft.	$—	$—	$268
Valerent	—	—	4,330

Total	$—	$—	$4,598

Income (loss) from operations of discontinued subsidiaries:
Stratasoft.	$—	$12	$(288)
Valerent	—	39	(830)

Total	—	51	(1,118)
Gain on disposal of discontinued operations:
Stratasoft.	—	—	302
Valerent	56	60	31
Telecom and Computer Products Divisions	—	—	469
Cumulative effect of change in accounting method at Stratasoft	—	—	—
Income tax (expense) benefit	(19)	(28)	—

Income (loss) from discontinued operations, net of taxes	$37	$83	$(316)

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of assets and liabilities of discontinued operations in the accompanying balance sheets are as follows:

	December 31,
	2008	2007

Other current assets:
Notes receivable, current	$—	$29

Other current liabilities:
Accrued expenses	$44	$44
Deferred revenue	—	29

Total	$44	$73

6.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2008	2007

Equipment	$281	$348
Computer equipment	4,750	3,585
Computer software	3,015	2,127
Computer equipment under capital lease obligations	229	—
Furniture and fixtures	1,047	971
Leasehold improvements	1,209	1,013
Vehicles	105	105

	10,636	8,149
Accumulated depreciation and amortization	(5,429)	(3,728)

Total	$5,207	$4,421

Property and equipment are depreciated over their estimated useful lives ranging from three to ten years using the straight-line method. Depreciation expense totaled $1,913, $1,331 and $921 for 2008, 2007 and 2006, respectively. Depreciation expense includes capital lease amortization expense.

7.	Intangible Assets

	December 31, 2008		December 31, 2007		Weighted
	Gross		Gross		Average
	Carrying	Accumulated	Carrying	Accumulated	Remaining
	Amount	Amortization	Amount	Amortization	Life

Amortized intangible assets:
Customer lists	$2,293	$1,537	$3,649	$1,208	2.92
Other	1,905	809	1,091	384	2.96

Total	$4,198	$2,346	$4,740	$1,592

The decrease in gross carrying amount of customer lists and other intangibles from December 31, 2007 to December 31, 2008 was due to the $3,328 intangible asset impairment charge discussed further in Note 4, offset by intangibles acquired in the Access Flow, Inc., NetTeks Technology Consultants, Inc., and VocalMash acquisitions

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as discussed further in Note 3. Amortization expense totaled $754, $328 and $257 for 2008, 2007 and 2006, respectively.

The estimated aggregate amortization expense for future years is as follows:

2009	$718
2010	509
2011	477
2012	89
2013	59

Total	$1,852

8.	Earnings Per Share

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

	Year Ended December 31,
	2008	2007	2006

Numerator for basic and diluted earnings per share:
Net (loss) income from continuing operations	$(12,675)	$3,652	$1,511
Income (loss) from discontinued operations, net of taxes	37	83	(316)

Net (loss) income	$(12,638)	$3,735	$1,195

Denominator for basic earnings per share — weighted-average shares outstanding	8,133,165	7,026,623	6,318,674
Effect of dilutive securities:
Shares issuable from assumed conversion of common stock options and restricted stock	—	1,000,662	975,063

Denominator for diluted earnings per share — weighted-average shares outstanding	8,133,165	8,027,286	7,293,737

For 2007 and 2006, we did not include 625,000 warrants and for 2008 we did not include 11,896 warrants to purchase common stock in determination of the dilutive shares since they are antidilutive. For the years ended December 31, 2007 and December 31, 2006 no options were excluded in the calculation of diluted earnings. Options to purchase 558,347 shares for the year ended December 31, 2008 were not used in the calculation of diluted earnings since the effect of potentially dilutive securities in computing a loss per share is antidilutive.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Notes Payable

Notes payable on the accompanying balance sheets consist of the following:

	December 31,
	2008	2007

Revolving acquisition credit facility bearing interest of prime plus 2.0%	$—	$6,000
Notes payable bearing interest of 4.80% payable monthly due September 2009	91	200

Total, all due within 12 months	$91	$6,200

On June 3, 2008, the Company amended its senior credit facility agreement (“Agreement”) with Castle Pines Capital LLC (“CPC”) which provides inventory financing and working capital funding. Key terms of the Agreement are summarized as follows:

•	The Agreement provides a discretionary line of credit up to a maximum aggregate amount of $60,000 to purchase inventory from CPC approved vendors.

•	The Agreement provides a working capital revolving line of credit under the above line of credit with an aggregate outstanding sublimit of $10,000.

•	The working capital revolving line of credit incurs interest payable monthly at the rate of prime plus 0.5%.

•	The Agreement contains customary covenants regarding maintenance of insurance coverage, maintenance of and reporting collateral, and submission of financial statements. The Agreement also contains covenants measured as of the end of each calendar quarter covering required maintenance of minimum current ratio, tangible net worth, working capital, and total liabilities to tangible net worth ratio (all as defined in the Agreement, as amended).

•	The credit facility is collateralized by substantially all assets of the Company.

•	The term of the Agreement is for one year, with automatic renewals for one year periods, except as otherwise provided under the Agreement.

The senior credit facility also provides an additional $10,000 credit facility specifically for acquisitions (“Acquisition Facility”). Key terms of the Amendment are summarized as follows:

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

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory floor plan borrowings are reflected in accounts payable in the accompanying consolidated balance sheets and no amounts are interest bearing in either consolidated balance sheets at December 31, 2008 and December 31, 2007. Borrowings accrue interest at the prime rate (3.25% at December 31, 2008) plus 0.5% on outstanding balances that extend beyond the vendor approved free interest period. At December 31, 2008, INX was in compliance with the loan covenants effective at that date and anticipates that it will be able to comply with its loan covenants for the next twelve months. In the event INX does not maintain compliance, it would be required to seek waivers from CPC for those events, which, if not obtained, could accelerate repayment and require INX to seek other sources of financing. At December 31, 2008, INX had $40,002 outstanding on inventory floor plan finance borrowings, and the unused availability was $3,125.

The weighted-average interest rate for borrowings under all credit line arrangements in effect during 2008, 2007 and 2006 was 7.5%, 9.4% and 8.5%, respectively. The average amount of borrowings under all credit line arrangements in effect during 2008, 2007 and 2006 was $3,000, $3,180 and $3,004 respectively.

10.	Income Taxes

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2008	2007	2006

Current provision:
Federal	$64	$—	$16
State	220	166	28

Total current provision	284	166	44
Deferred expense (benefit)	1,727	(402)	—

Total expense (benefit) from continuing operations	2,011	(236)	44
Total expense (benefit) from discontinued operations	19	28	—

Total expense (benefit)	$2,030	$(208)	$44

The total provision for income taxes for continuing operations during the years ended December 31, 2008, 2007 and 2006 varied from the U.S. federal statutory rate due to the following:

	Year Ended December 31,
	2008	2007	2006

Federal income tax at statutory rate	$(3,627)	$1,162	$761
Impairment of non-deductible goodwill and intangible assets	1,395	—	—
Meals and entertainment expenses	100	82	59
State taxes, net of federal tax benefit	(5)	110	19
Equity compensation	166	—	—
Other	(40)	43	15
Valuation allowance	4,022	(1,633)	(810)

Total expense (benefit) from continuing operations	$2,011	$(236)	$44

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net deferred tax assets computed at the statutory rate related to temporary differences were as follows:

	Year Ended December 31,
	2008	2007

Deferred tax assets:
Accounts and notes receivable	$824	$619
Closing and severance costs	85	23
Deferred service revenue	269	331
Share-based compensation	155	55
Accrued liabilities	1,400	1,396
Depreciation	45	—
Amortization of intangibles	1,559	—
Other	23	17
Net operating loss carryforward / tax credit carryforward	64	—

Total deferred tax assets	4,424	2,441
Less: Valuation allowance	(4,022)	—

Net deferred tax asset	402	2,441
Deferred tax liabilities:
Amortization of intangibles	—	(1,444)
Inventory reserves	(402)	(286)
Depreciation	—	(176)
Other	—	—

Total deferred tax liabilities	(402)	(1,906)

Net deferred tax asset (liability)	$—	$535

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to SFAS No. 109, “Accounting for Income Taxes,” become deductible. Management considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. During the fourth quarter of 2008, after giving consideration to the impairment charge, we established a full valuation allowance against the related deferred tax asset and all other temporary items totaling $4,022 as we determined it was more like than not that the assets would not be used to reduce future tax liabilities. During the fourth quarter of 2007, the Company reversed the valuation allowance related to the net operating loss carryforwards and other temporary items as the Company determined it was more likely than not that it would be able to use the assets to reduce future tax liabilities. The reversal resulted in recognition of an income tax benefit of $535 in 2007 and a corresponding increase in the deferred tax asset on the Consolidated Balance Sheet.

At December 31, 2008, INX has a net operating loss (NOL) carryforward for federal income tax return purposes of approximately $2,540. Since United States tax laws limit the time during which an NOL may be applied against future taxable income and tax liabilities, INX may not be able to take full advantage of its NOL carryforward for federal income tax purposes. The carryforward will expire during the period 2023 through 2027 if not otherwise used. A change in ownership, as defined by federal income tax regulations, could significantly limit the company’s ability to utilize its carryforward.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the adoption of SFAS 123(R), the Company recognizes tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits. A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the cumulative book compensation charge associated with the award. At December 31, 2008, windfall tax benefits included in NOL carryforward but not reflected in deferred tax assets are $2,540.

11.	Adoption of FASB Interpretation No. 48

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

There were no interest or penalties recorded for unrecognized tax benefits for the year ended December 31, 2008 and 2007. There were no interest or penalties accrued in the consolidated balance sheets for the years ended December 31, 2008 and 2007.

12.	Stockholders’ Equity

Registered Direct Offering

In June, 2008, the Company sold 900,000 shares of common stock through a registered direct offering to certain institutional investors at a price of $11.00 per share. The net cash proceeds, after deducting the placement agent’s fee and other offering expenses of $1,149, were approximately $8,751. The net cash proceeds were partially used to repay the $6,000 outstanding balance under the Acquisition Facility, with the remainder to be used for general corporate purposes including possible future acquisitions.

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

2000 Stock Incentive Plan — INX adopted the 2000 Stock Incentive Plan (the “2000 Incentive Plan”) as approved at the May 2000 annual shareholder’s meeting. At the May 13, 2008 shareholder’s meeting the 2000 Incentive Plan was amended to increase the number of shares of common stock available for stock option grants to 3,073,103. The

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000 Incentive Plan provides for the granting of incentive awards in the form of stock-based awards and cash bonuses in accordance with the provisions of the plan. All employees, including officers, and consultants and non-employee directors are eligible to participate in the 2000 Incentive Plan. Generally, the Compensation Committee has the discretion to determine the exercise price of each stock option under the 2000 Incentive Plan, and they expire within ten years of the grant date, except those classified as Incentive Stock Option (“ISO”) grants to a 10% or greater stockholder. ISO grants to a 10% or greater stockholder expire within five years of the grant date. The exercise price of each ISO grant may not be less than 100% of the fair market value of a share of common stock on the date of grant (110% in the case of a 10% or greater stockholder). Options granted under the 2000 Incentive Plan are subject to either cliff or graded vesting, generally ranging from three to ten years. At December 31, 2008, 133,780 shares were available for future option grants under the 2000 Incentive Plan.

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the 2008, 2007 and 2006 periods were calculated using the following estimated weighted average assumptions:

	2008	2007	2006

Expected volatility	61.1%	60.3%	63.1%
Expected term (in years)	6.5	6.5	6.3
Risk-free interest rate	2.8%	4.4%	4.7%
Expected dividend yield	0%	0%	0%

The Company uses the simplified method outlined in SAB 110 to estimate expected lives for options granted during the period. The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption. The Company has not historically issued any dividends and does not expect to in the future.

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

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based compensation expense for employee stock purchases, restricted stock awards and stock options recognized under SFAS 123R for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Year Ended December 31,
	2008	2007	2006

Cost of products and services — services	$265	$78	$57
Selling, general and administrative expenses	1,390	665	368

Share-based compensation from continuing operations before income taxes	1,655	743	425
Income tax benefit	—	—	—

Share-based compensation from continuing operations	1,655	743	425
Share-based compensation from discontinued operations	—	(8)	55

Total share-based compensation	$1,655	$735	$480

Impact of total share-based compensation on net income per share:
Basic	$(0.20)	$(0.10)	$(0.08)
Diluted	$(0.20)	$(0.09)	$(0.07)

Option Activity

A summary of the activity under the Company’s stock option plans for the year ended December 31, 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Options outstanding at December 31, 2007	1,480,736	$4.83
Granted	12,000	7.64		$—
Exercised	(151,624)	5.48		$688
Canceled	(63,530)	8.27		$—

Options outstanding December 31, 2008	1,277,582	$4.61	5.49	$1,768

Options exercisable at December 31, 2008	946,782	$3.22	4.62	$1,768

Options vested and options expected to vest at December 31, 2008	1,165,424	$4.35	5.82	$1,767

The total intrinsic value of options exercised during the year ended December 31, 2008, 2007 and 2006 was $688, $5,376 and $1,682, respectively. The total grant-date fair value of stock options that became fully vested during the year ended December 31, 2008, 2007 and 2006 was approximately $665, $532 and $412, respectively. The weighted average grant-date fair value of options granted during the year ended December 31, 2008, 2007 and 2006 was $4.62, $6.41 and $4.46, respectively. As of December 31, 2008, there was $1,612 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based awards, which is expected to be recognized over a weighted-average period of 1.8 years.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of nonvested shares as of December 31, 2007 and changes during the year ended December 31, 2008 is presented below:

		Weighted Average
		Grant Date
Nonvested Shares	Shares	Fair Value

Nonvested at December 31, 2007	195,509	—
Granted	332,443	$8.18
Vested	(57,708)	$11.17
Forfeited	(33,250)	$10.00

Nonvested at December 31, 2008	436,994	$9.04

Share-based compensation expense related to employee restricted stock grants was $771, $88 and $8 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $3,415 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan, which is expected to be recognized over the weighted-average period of 4 years.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Since no tax benefit was recorded in the consolidated statements of operations for share-based payment awards in the years ended December 31, 2008, 2007 and 2006, the aforementioned provisions of SFAS 123R and the related FASB Staff Position No. FAS 123R-3 had no impact on the consolidated financial statements.

Upon re-election to the Board of Directors in May 2008 and 2007, INX issued 7,443 and 9,072 shares, respectively to its non-employee directors. The issued shares were valued at $90 determined by multiplying the shares issued by the closing price per share for the common stock as reported by Nasdaq on May 13, 2008 and May 15, 2007.

Employee Stock Purchase Plan

On April 3, 2008, the Company’s Board of Directors approved the INX Inc. 2008 Employee Stock Purchase Plan (the “Purchase Plan”) which was approved by Company stockholders at the Annual Meeting on May 13, 2008. The purpose of the Purchase Plan is to provide employees of the Company and its designated subsidiaries with an opportunity to purchase common stock of the Company. The aggregate number of shares of the Company’s common stock that will be available for issuance under the Purchase Plan is 500,000 shares, which shares may be authorized, but unissued shares or treasury shares. Eligible employees may elect to participate in each offering period by electing to contribute between 1% and 6% of such employee’s compensation to the Purchase Plan on each payroll date during the offering period. The Purchase Plan was initially implemented with a $6 limit on the amount of contributions that may be made to the Purchase Plan during any offering period. The purchase price per share is equal to 85% of the fair market value on the first trading day of the offering period or, if less, 85% of the fair market value on the last trading day of the purchase period. Under the Purchase Plan, the company issued 77,600 shares during 2008 and recognized share based compensation expense of $193.

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Stock

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

On September 10, 2008, the Board of Directors authorized a new repurchase plan of up to $2,000 of the Company’s common stock on or before December 31, 2008 under similar terms as the plan authorized on December 4, 2007. During September 2008, 78,940 shares were purchased under the plan for $557, an average purchase price of $7.03 per share. During the three month period ended December 31, 2008, 201,933 shares were purchased under the plan for $1,138, an average purchase price of $5.61 per share. On December 3, 2008, the Board of Directors modified the existing common stock repurchase plan, authorizing the repurchase of $2,000 during the period January 1, 2009 to March 31, 2009.

Warrants

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

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

13.	Major Customers and Geographic Concentrations

International sales were approximately 3.5%, 3.7% and 4.9% of consolidated revenues for 2008, 2007 and 2006, respectively, based on the country in which the products were delivered or services provided. No single customer represented more than 10% of 2008, 2007 or 2006 consolidated revenues.

14.	Related Party Transactions

Under an agreement that expired on January 31, 2007 (the “Old Lease”), the Company leased approximately 48,000 square feet of office space from Allstar Equities, Inc., (“Allstar”), wholly-owned by Mr. James H. Long, the Company’s Chief Executive Officer and largest shareholder. The office space was leased under the Old Lease at the rate of $37 per month triple net. Due to the sale of the Company’s former Stratasoft and Valerent subsidiaries, substantially less space was required by the Company at this location. Accordingly, on October 11, 2006, the Company executed a new lease agreement (“New Lease”) with Allstar effective February 1, 2007, reducing the leased space to 16,488 square feet for a lease term of eighty-four months ending January 31, 2014 and base rent of $20 per month, gross. Under the Old Lease, occupancy expenses such as electricity, gas, water, janitorial, and security averaging approximately $280 per year are paid by the Company. Under the New Lease these services are included in the base rent with the costs borne by the landlord.

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

Rental expense under the lease agreements with Allstar for the years ended December 31, 2008, 2007 and 2006 totaled approximately $20, $257, and $446, respectively. The Company paid for remodeling, parking lot repaving, and other improvements of the building leased from Allstar totaling $7, $106, and $267 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Audit Committee of the Board of Directors reviewed and approved those transactions with Allstar defined as related party transactions by the SEC as required by Nasdaq rules.

In December 2008, the Company purchased the operations of VocalMash, an application integration company, from Andrew Cadwell, Vice President of Sales. The purchase price consideration was 60,000 shares of the Company’s common stock valued at $293 as more fully discussed in Note 3. The Board of Directors reviewed and approved the related party transaction contemplated by the Amendment.

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

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On January 6, 2009, Lyondell Chemical Company (“Lyondell”) filed a Chapter 11 Petition in U.S. Bankruptcy Court. As of December 31, 2008, the Company had an accounts receivable from Lyondell of $99, less an allowance for doubtful accounts of $99. The Company received payments of $539 during the ninety day period preceding the bankruptcy filing which could potentially be deemed preferential. INX cannot predict the final outcome of this matter, including whether it could have a materially adverse effect on its results of operations or financial position.

On January 24, 2008, Schneider Rucinski Enterprises (“Plaintiff”) filed a lawsuit in the United States District Court Southern District of California (“Court”) styled Schneider Rucinski Enterprises v. Touch Asia Outsourcing Solutions, Stratasoft, Inc., INX Inc., et al claiming damages of $555 and other relief including relief under RICO statutes. On December 8, 2008, we filed motions to dismiss on the grounds of lack of federal jurisdiction and failure to state claims upon which relief could be granted. Oral arguments were made during a hearing on February 24, 2009 and, on March 3, 2009, the Court ruled in INX’s favor, dismissing the lawsuit and closing the case.

On February 6, 2009, INX filed a lawsuit in the United States District Court Eastern District of Texas styled InternetworkExperts, Inc. (INX) v. International Business Machines Corporation claiming damages totaling $1,791 plus interest, attorney fees, and costs of suit for breach of purchase orders in 2004 and 2006 under which payments were due upon early termination of services. The amount that may ultimately be recovered, if any, cannot be determined at this time, and such amount will be recorded only upon settlement or payment by the defendant.

INX is also party to other litigation and claims which management believes are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, INX believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

Operating Leases — Rent expense for the years ended December 31, 2008, 2007 and 2006 totaled approximately $1,940, $1,404, and $1,111, respectively. Future minimum rental commitments on noncancellable operating leases with remaining terms in excess of one year amount to approximately $1,672 in 2009, $1,119 in 2010, $617 in 2011, $492 in 2012, $294 in 2013, and $20 thereafter.

Capital Leases  — Future minimum lease payments on capital leases are $85 in 2009, $85 in 2010, $64 in 2011, and $21 in 2012 and include total imputed interest of $15.

401(k) Plan — INX maintains a 401(k) savings plan wherein it matches a portion of the employee contribution. Effective March 1, 2008, the company match was increased to 50 percent of the employee’s contribution to a maximum of three percent of compensation. Previously the company match was $10 per pay period plus three percent of the employee’s contribution. In addition, there is a discretionary matching fund based on the net profitability of INX. All full-time employees who have completed 90 days of service with INX are eligible to participate in the plan. Declaration of the discretionary portion of the matching fund is the decision of the Board. INX has made no additional contributions to the plan for the three years ended December 31, 2008. Under the standard plan matching program, INX’s expense was $557, $80 and $86 for the years ended December 31, 2008, 2007 and 2006, respectively.

Schedule II
Valuation and Qualifying Accounts
For Each of the Three Years Ended December 31, 2008
(Amounts in Thousands)

	Balance at	Charges to				Balance at
	Beginning	Costs and			Other	End of
	of Year	Expenses	Write-offs	Recoveries	Changes	Year

Accumulated provision deducted from related assets on balance sheet Allowance for doubtful accounts:
2006	$161	$63	$5	$80	$—	$299
2007	299	268	117	—	20	470
2008	470	541	276	—	—	735

Note: amounts are reported for continuing operations only.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of certain members of our management, including our Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that, our disclosure controls and procedures at December 31, 2008 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. In conducting its evaluation, our management used the criteria set forth by the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management believes our internal control over financial reporting was effective as of December 31, 2008.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

(a) 1.  Financial Statements

The Index to Financial Statements and Financial Statement Schedule on page 51 is incorporated herein by reference as the list of financial statements required as part of this report.

2.  Financial Statement Schedule

The Index to Financial Statements and Financial Statement Schedule on page 51 is incorporated herein by reference as the list of financial statement schedules required as part of this report.

3.  Exhibits

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, March 10, 2009.

INX INC.
(Registrant)

By:	/s/ JAMES H. LONG
James H. Long
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JAMES H. LONG James H. Long	Chief Executive Officer and Chairman of the Board of Directors	March 10, 2009

/s/ BRIAN FONTANA Brian Fontana	Vice President and Chief Financial Officer	March 10, 2009

/s/ LARRY LAWHORN Larry Lawhorn	Controller and Chief Accounting Officer	March 10, 2009

/s/ DONALD R. CHADWICK Donald R. Chadwick	Director	March 10, 2009

/s/ CARY GROSSMAN Cary Grossman	Director	March 10, 2009

/s/ JOHN B. CARTWRIGHT John B. Cartwright	Director	March 10, 2009

EXHIBIT INDEX

Exhibit
No.	Description	Filed Herewith or Incorporated by Reference From:

3.1	Amended and Restated Bylaws of the Company	Exhibit 3.1 to Amendment 5 to Form S-1, Registration No. 333-09789, filed June 26, 1997
3.2	Certificate of Incorporation of the Company	Exhibit 3.2 to Amendment 1 to Form S-1, Registration No. 333-09789, filed September 19, 1996
3.3	Certificate of Amendment to Certificate of Incorporation of Allstar Systems, Inc., dated June 24, 1997	Exhibit 3.4 to Amendment 5 to Form S-1, Registration No. 333-09789, filed June 26, 1997
3.4	Certificate of Amendment to Certificate of Incorporation of Allstar Systems, Inc., dated March 5, 1999	Exhibit 3.3 to Form 8-A, Registration No. 001-31949, filed December 29, 2003
3.5	Certificate of Amendment to Certificate of Incorporation of Allstar Systems, Inc. dated July 10, 2000	Exhibit 3.4 to Form 8-A, Registration No. 001-31949, filed December 29, 2003
3.6	Certificate of Ownership and Merger	Exhibit 3.1 to Form 8-K, Registration No. 001-31949, dated January 6, 2006
4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Amendment 2 to Form S-1, Registration No. 333-09789, filed October 3, 1996
10.1	Amended & Restated Allstar Systems, Inc. 1996 Incentive Stock Plan, dated effective July 1, 1997	Exhibit 10.9 to Form 10-K Registration No. 001-31949, filed March 12, 2004
10.2	Amended & Restated I-Sector Corp. Stock Incentive Plan, dated effective July 28, 2003	Exhibit 10.10 to Form 10-K Registration No. 001-31949, filed March 12, 2004
10.3	Amended & Restated Internetwork Experts, Inc., Stock Incentive Plan dated effective August 1, 2003	Exhibit 10.11 to Form 10-K Registration No. 001-31949, filed March 12, 2004
10.4	First Amendment to I-Sector Corporation Incentive Plan	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated January 4, 2005
10.5	Second Amendment to I-Sector Corporation Incentive Plan, as amended and restated	Exhibit 10.2 to Form 8-K, Registration No. 001-31949, dated March 21, 2005
10.6	Third Amendment to I-Sector Corporation Incentive Plan	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated May 17, 2005
10.7	Fourth Amendment to I-Sector Corporate Incentive Plan	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed June 6, 2006
10.8	Fifth Amendment to I-Sector Corporate Incentive Plan	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed May 15, 2007
10.9	Sixth Amendment to I-Sector Corporate Incentive Plan	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed May 13, 2008
10.10	INX Inc. 2008 Employee Stock Purchase Plan	Exhibit 10.2 to Form 8-K, Registration No. 001-31949, filed May 13, 2008
10.11	Form of Employment Agreement by and between the Company and certain members of management	Exhibit 10.5 to Amendment 1 to Form S-1, Registration No. 333-09789, filed September 19, 1996
10.12	Employment Agreement by and between Allstar Systems, Inc. and James H. Long, dated August 15, 1996	Exhibit 10.3 to Form 10-K Registration No. 001-31949, filed March 12, 2004

Exhibit
No.	Description	Filed Herewith or Incorporated by Reference From:

10.13	Employment Agreement by and between I-Sector Corporation and Brian Fontana, dated December 20, 2004	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed December 20, 2004
10.14	Confidentiality Agreement by and between I-Sector Corporation and Brian Fontana, dated December 20, 2004	Exhibit 10.2 to Form 8-K, Registration No. 001-31949, filed December 20, 2004
10.15	Employment Agreement by and between I-Sector Corporation and Larry Lawhorn dated April 5, 2005	Exhibit 10.1 to Form 10-Q, Registration No. 001-31949, dated August 15, 2005
10.16	Form of Change in Control Retention Agreement	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated December 8, 2006
10.17	Form of First Amendment to Change in Control Retention Agreement	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated December 21, 2007
10.18	Credit Agreement by and among Castle Pines Capital LLC, I-Sector Corporation, Valerent, Inc., InterNetwork Experts, Inc., and Stratasoft, Inc. dated December 27, 2005	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated May 4, 2007
10.19	Credit Agreement by and among Castle Pines Capital LLC, INX, Inc., and Valerent, Inc. dated April 30, 2007	Exhibit 10.1 to Form 10-Q, Registration No. 001-31949, dated August 15, 2005
10.20	Acquisition Facility Amendment to Amended and Restated Credit Agreement by and among Castle Pines Capital LLC, and INX, Inc. dated August 1, 2007	Exhibit 10.2 to Form 10-Q, Registration No. 001-31949, dated August 6, 2007
10.21	Amended and Restated Financial Covenants Amendment to Amended and Restated Credit Agreement by and between INX Inc. and Castle Pines Capital LLC dated August 31, 2007	Exhibit 10.2 to Form 8-K, Registration No. 001-31949, filed September 4, 2007
10.22	Amendment and Joinder to Credit Agreement by and among Select, Inc. and Castle Pines Capital LLC dated August 31, 2007	Exhibit 10.3 to Form 8-K, Registration No. 001-31949, filed September 4, 2007
10.23	Amendment to Amended and Restated Credit Agreement by and among INX Inc., Select, Inc., and Castle Pines Capital LLC	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed June 4, 2008
10.24	Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.4 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.25	Amendment One, dated January 28, 2002 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.5 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.26	Amendment Two, dated November 21, 2002 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.6 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.27	Amendment Three, dated January 20, 2003 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.7 to Form 10-K, Registration No. 001-31949, dated March 12, 2004

Exhibit
No.	Description	Filed Herewith or Incorporated by Reference From:

10.28	Amendment Four, dated January 16, 2004 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.8 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.29	Amendment Five, dated January 27, 2005 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.23 to Form 10-K, Registration No. 001-31949, dated March 27, 2006
10.30	Amendment Six, dated April 18, 2005 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.24 to Form 10-K, Registration No. 001-31949, dated March 27, 2006
10.31	Amendment Seven, dated March 2, 2006, to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.25 to Form 10-K, Registration No. 001-31949, dated March 27, 2006
10.32	Amendment Eight, dated March 20, 2006, to Systems Integrator Agreement by and between Cisco Systems, Inc. and INX Inc. (formerly Internetwork Experts, Inc.), dated November 13, 2001	Exhibit 10.26 to Form 10-K, Registration No. 001-31949, dated March 27, 2006
10.33	Amendment Nine, dated November 13, 2006, to Systems Integrator Agreement by and between Cisco Systems, Inc. and INX Inc. (formerly Internetwork Experts, Inc.), dated November 13, 2001	Exhibit 10.30 to Form 10-K, Registration No. 001-31949, dated March 7, 2008
10.34	Amendment Ten, dated January 25, 2007 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.37 to Form 10-K, Registration No. 001-31949, dated March 7, 2008
10.35	Amendment Eleven, dated April 10, 2007 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.38 to Form 10-K, Registration No. 001-31949, dated March 7, 2008
10.36	Amendment Twelve, dated December 13, 2007 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.39 to Form 10-K, Registration No. 001-31949, dated March 7, 2008
10.37	Amendment dated October 1, 2007, to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.40 to Form 10-K, Registration No. 001-31949, dated March 7, 2008
10.38	Stock Purchase Agreement by and among The Resource Group International Limited and INX Inc. dated January 26, 2006	Exhibit 2.1 to Form 8-K, Registration No. 001-31949, filed January 31, 2006
10.39	Stock Purchase Agreement by and among INX Inc., Dana Zahka, and All Other Shareholders of Select, Inc. dated August 31, 2007	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed September 4, 2007
10.40	Asset Purchase Agreement by and among INX Inc., Access Flow, Inc., Steve Kaplan and Gary Lamb dated June 6, 2008	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed June 9, 2008

Exhibit
No.	Description	Filed Herewith or Incorporated by Reference From:

10.41	Asset Purchase Agreement by and among INX Inc., NetTeks Technology Consultants, Inc., Ethan F. Simmons, Matthew J. Field, and Michael P. DiCenzo dated November 14, 2008	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed November 18, 2008
21.1	List of Subsidiaries of the Company	Filed herewith
23.1	Consent of Grant Thornton LLP	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith
99.1	Report of Independent Registered Public Accounting Firm	Filed herewith