Form 10-Q
period 2009-03-31
INX Inc
filed 2009-05-12
CIK 1020017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2009 to March 31, 2009

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

The Registrant has 8,812,326 shares of common stock outstanding as of May 4, 2009.

INX Inc. and Subsidiaries
FORM 10-Q for the Quarter Ended March 31, 2009

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Products	$44,566	$50,491
Services	12,975	9,152
Total revenue	57,541	59,643
Cost of products and services:
Products	36,122	41,284
Services	8,934	6,212
Total cost of products and services	45,056	47,496
Gross profit	12,485	12,147
Selling, general and administrative expenses	12,736	10,384
Operating (loss) income	(251)	1,763
Interest and other income (expense), net	12	(73)
(Loss) income from continuing operations before income taxes	(239)	1,690
Income tax expense	51	683
Net loss (income) from continuing operations	(290)	1,007
(Loss) income from discontinued operations, net of income taxes	(39)	4
Net (loss) income	$(329)	$1,011

Net (loss) income per share:
Basic:
(Loss) income from continuing operations	$(0.03)	$0.13
(Loss) income from discontinued operations, net of income taxes	(0.01)	—
Net (loss) income per share	$(0.04)	$0.13
Diluted:
(Loss) income from continuing operations	$(0.03)	$0.12
(Loss) income from discontinued operations, net of income taxes	(0.01)	—
Net (loss) income per share	$(0.04)	$0.12
Shares used in computing net (loss) income per share:
Basic	8,706,210	7,550,904
Diluted	8,706,210	8,242,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,681	$10,937
Accounts receivable, net of allowance of $629 and $735	46,710	52,866
Inventory, net	2,745	2,406
Other current assets	1,562	1,275
Total current assets	59,698	67,484
Property and equipment, net of accumulated depreciation of $5,896 and $5,429	4,998	5,207
Goodwill	12,751	12,751
Intangible and other assets, net of accumulated amortization of $2,531 and $2,346	1,667	1,852
Total assets	$79,114	$87,294

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable	$84	$91
Current portion of capital lease obligations	191	77
Accounts payable	36,620	45,172
Accrued expenses	6,885	6,873
Other current liabilities	783	1,072
Total current liabilities	44,563	53,285
Long-term Liabilities:
Long-term portion of capital lease obligations	308	163
Other long-term liabilities	317	250
Total long-term liabilities	625	413
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 8,802,835 and 8,709,304 shares issued	88	87
Additional paid-in capital	51,350	50,692
Accumulated deficit	(17,512)	(17,183)
Total stockholders’ equity	33,926	33,596
Total liabilities and stockholders’ equity	$79,114	$87,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	$.01 par value Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2008	8,709,304	$87	$50,692	$(17,183)	$33,596
Issuance of vested restricted common stock	38,367	—	—	—	—
Share-based compensation expense related to employee stock options, employee restricted stock grants, and employee stock purchase plan	—	—	580	—	580
Issuance of common stock under employee stock purchase plan	83,470	1	166	—	167
Purchase and retirement of treasury stock resulting from grantee election to fund payroll taxes out of restricted stock grant	(8,840)	—	(22)	—	(22)
Purchase and retirement of common stock	(19,466)	—	(66)	—	(66)
Net loss	—	—	—	(329)	(329)
Balance at March 31, 2009	8,802,835	$88	$51,350	$(17,512)	$33,926

The accompanying notes are an integral part of these condensed consolidated financial statement.

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(329)	$1,011
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net loss (income) from discontinued operations	39	(4)
Depreciation and amortization	727	520
Share-based compensation expense for employee stock options, stock grants, and employee stock purchase plan	580	312
Loss on retirement of assets	22	15
Bad debt expense	(5)	(45)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	6,161	(119)
Inventory	(339)	(167)
Accounts payable	(8,552)	(1,746)
Other assets and liabilities	(487)	144
Net cash used in operating activities	(2,183)	(79)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Select, Inc. purchase price adjustments	—	(54)
Capital expenditures	(125)	(563)
Net cash used in investing activities	(125)	(617)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for purchases under employee stock purchase plan	167	—
Proceeds from other short-term borrowings	—	251
Exercise of stock options	—	403
Excess tax benefits from stock option exercises	—	601
Purchase of common stock	(66)	(1,536)
Purchase of treasury stock resulting from grantee election	(22)	(3)
Payments on notes payable and capital lease obligations	(27)	(124)
Net cash provided by (used in) financing activities	52	(408)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,256)	(1,104)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,937	9,340
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,681	$8,236

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

Capital lease obligation:
Fair value of assets acquired	$279	$—
Capital lease obligation incurred	(279)	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

2. Basis of Presentation

The accompanying unaudited financial data as of March 31, 2009 and for the three-month periods ended March 31, 2009 and 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2008 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary for a fair presentation of financial position as of March 31, 2009, results of operations for the three-month periods ended March 31, 2009 and 2008, cash flows for the three months ended March 31, 2009 and 2008, and stockholders’ equity for the three months ended March 31, 2009, have been included. The results of the interim periods are not necessarily indicative of results for the full year or any future period.

3. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). The purpose of issuing the statement is to replace current guidance in SFAS 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired and measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. SFAS 141R is effective for the Company beginning January 1, 2009. The Company anticipates that the adoption of SFAS 141R will have a impact on the way in which future business combinations will be accounted for compared to prior practice.

In September 2006, the FASB issued Statement on Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 (“FSP 157-2”) which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. In addition, FASB issued a staff position, FSP SFAS No. 157-1, to clarify that SFAS No. 157 does not apply under SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classifications under SFAS No. 13 and FSP SFAS No. 157-3 to provide guidance for determining the fair value of a financial asset when the market for that asset is not active. The Company elected to defer adoption of SFAS 157 relating to non-recurring, non-financial assets and liabilities until January 1, 2009. The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements.

In April 2009 the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and determining when a transaction is not orderly. FSP FAS 157-4 applies to all assets and liabilities within the scope of pronouncements that require or permit fair value measurements under SFAS 157 except as specifically discussed in SFAS 157. FSP FAS 157-4 does not apply to Level 1 inputs, regardless of changes in the volume and level of activity for an asset or liability. Level 1 inputs are defined in SFAS 157 as quoted prices for an identical asset or liability in an active market.  FSP FAS 157-4 emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under SFAS 157 remains the same—to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP FAS 157-4 specifically addresses the market participant aspect of the objective of a fair value measurement under SFAS 157 by stating that an entity’s intention to hold an asset or liability is irrelevant for purposes of a fair value measurement.  The adoption of FSP FAS 157-4 did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). SFAS 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for the Company beginning January 1, 2009. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial statements.

In January 2009, the Company adopted SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of SFAS 162 did not have a material effect on the Company’s consolidated financial statements.

On January 1, 2009 the Company adopted FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted EPS must be applied.  The adoption of EITF 03-6-1 did not have a material effect on the Company’s basic earnings per share.

In April 2009 the FASB issued  FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods and is effective for interim periods ending after June 15, 2009.  The Company expects to include the required additional disclosures in its quarterly Report on Form 10-Q as of June 30, 2009.

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

Pro Forma Summary

The following pro forma consolidated amounts give effect to the Company’s acquisition of AccessFlow, NetTeks, and VocalMash as if they had occurred January 1, 2008. The pro forma consolidated amounts presented below are based on continuing operations. The pro forma consolidated amounts are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect and should not be construed as being representative of future operating results.

Three Months Ended March 31, 2008

Revenues	$66,089
Net income from continuing operations	$1,259
Net income per share from continuing operations:
Basic	$0.16
Diluted	$0.15
Weighted average shares used in calculation:
Basic	7,916,301
Diluted	8,607,588

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2009	2008
Numerator for basic and diluted earnings per share:
Net (loss) income from continuing operations	$(290)	$1,007
(Loss) income on disposal of discontinued operations, net of income taxes	(39)	4
Net (loss) income	$(329)	$1,011

Denominator for basic earnings per share — weighted-average shares outstanding	8,706,210	7,550,904
Effect of dilutive securities — shares issuable from assumed conversion of common stock options, restricted stock, and warrants	—	691,287
Denominator for diluted earnings per share — weighted-average shares outstanding	8,706,210	8,242,191

For the three month period ended March 31, 2009, the Company’s potentially dilutive options of 386,635 were not used in the calculation of diluted earnings since the effect of potentially dilutive securities in computing a loss per share is antidilutive.  For the three month period ended March 31, 2008, the Company’s potentially dilutive options of 218,500 and warrants of 625,000 were not used in the calculation of diluted earnings since the effect of potentially dilutive securities is antidilutive.

6. Share-Based Compensation

The Company recognized employee share-based compensation expense for stock option, restricted stock grants, and the employee stock purchase plan of $580 and $312 during the three months ended March 31, 2009 and 2008, respectively. The unrecognized compensation cost related to the Company's unvested stock options as of March 31, 2009 and 2008 was $1,378 and $2,039, respectively and is expected to be recognized over a weighted-average period of 1.7 years and 2.0 years, respectively.  The unrecognized compensation cost related to the Company's unvested restricted shares as of March 31, 2009 and 2008 was $3,446 and $1,766, respectively and is expected to be recognized over a weighted-average period of 3.7 years and 4.0 years, respectively.

7. Senior Credit Facility

The Company has a $60,000 maximum aggregate line of credit with Castle Pines Capital LLC (“CPC”) under a senior credit facility. The CPC senior credit facility is used primarily for inventory financing and working capital requirements.  At March 31, 2009, $31,512 was outstanding under the Facility and reported under accounts payable, and the unused availability was $5,528.  At March 31, 2009, the Company was in compliance with the loan covenants of the senior credit facility.

8. Stockholders’ Equity

On September 10, 2008, the Board of Directors authorized a common stock repurchase plan of up to $2,000 of the Company’s common stock on or before December 31, 2008. The purchases were required to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements and other factors. The plan also requires the purchased shares to be retired as soon as practicable following the purchase. The plan did not obligate the Company to purchase any particular amount of common stock and could be suspended at any time at the Company’s discretion.  On December 3, 2008, the Board of Directors modified the existing common stock repurchase plan, authorizing the repurchase of $2,000 during the period January 1, 2009 to March 31, 2009.  During the three-month period ended March 31, 2009, 19,466 shares were purchased for $66. From inception of the repurchase plan to March 31, 2009, 300,339 shares were purchased for $1,762, an average purchase price of $5.87 per share. The repurchase plan expired on March 31, 2009.

9. Commitments and Contingencies

Self-Insured Medical Plan

Effective January 1, 2009, the Company changed its employee medical insurance coverage to self-insure for losses up to $100 per claim.  The Company maintains stop loss coverage with a third party insurer to limit its total exposure with an annual aggregate loss limit of $2,357 based on the current enrollment in the plan. During the three month period ended March 31, 2009, we incurred medical claims totaling $392 and recorded a liability of $91 as of March 31, 2009 as an estimate of the ultimate cost of claims incurred as of the balance sheet date, based on an analysis of historical data and actuarial estimates.

Litigation

The Company served as a subcontractor to Complete Communications Services, Inc. (“CoCom”), a subcontractor on certain school district contracts during 2007. On August 24, 2007, CoCom filed a Chapter 11 Petition in U.S. Bankruptcy Court. As of December 31, 2008, the Company had no outstanding accounts receivable from CoCom. The Company received payments of $102 during the ninety day period preceding the bankruptcy filing which could potentially be deemed preferential. While the result of the potential preference claims cannot be predicted with certainty, INX believes the final outcome of such matters will not have a materially adverse effect on its results of operations or financial position.

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

On February 6, 2009, INX filed a lawsuit in the United States District Court Eastern District of Texas styled InternetworkExperts, Inc. (INX) v. International Business Machines Corporation claiming damages totaling $1,791 plus interest, attorney fees, and costs of suit for breach of purchase orders in 2004 and 2006 under which payments were due upon early termination of services. The amount that may ultimately be recovered, if any, cannot be determined at this time, and such amount will be recorded only upon settlement and payment by the defendant.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements, including the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as previously filed with the Securities and Exchange Commission. Amounts are presented in thousands except for share and per share data.

Special notice regarding forward-looking statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to future events or our future financial performance. Readers are cautioned that any statement that is not a statement of historical fact including, but not limited to, statements which may be identified by words including, but not limited to, “anticipate,” “appear,” “believe,” “could,” “estimate,” “expect,” “hope,” “indicate,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “seek,” “should,” “will,” “would,” and other variations or negative expressions thereof, are predictions or estimations and are subject to known and unknown risks and uncertainties. Numerous factors, including factors that we have little or no control over, may affect INX’s actual results and may cause actual results to differ materially from those expressed in the forward-looking statements contained herein. In evaluating such statements, readers should consider the various factors identified in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission including the matters set forth in Item 1A. — “Risk Factors,” which could cause actual events, performance or results to differ materially from those indicated by such statements.

Results Of Operations

Period Comparisons. The following tables set forth, for the periods indicated, certain financial data derived from our condensed consolidated statements of operations. Percentages shown in the table below are percentages of total revenue, except for the products and services components of gross profit, which are percentages of the respective product and service revenue.

Three Months Ended March 31, 2009 Compared To the Three Months Ended March 31, 2008

	Three Months Ended March 31,
	2009		2008
	Amount	%	Amount	%
Revenue:
Products	$44,566	77.5	$50,491	84.7
Services	12,975	22.5	9,152	15.3
Total revenue	57,541	100.0	59,643	100.0
Gross profit:
Products	8,444	18.9	9,207	18.2
Services	4,041	31.1	2,940	32.1
Total gross profit	12,485	21.7	12,147	20.4
Selling, general and administrative expenses	12,736	22.1	10,384	17.4
Operating (loss) income	(251)	(0.4)	1,763	3.0
Interest and other income (expense), net	12	—	(73)	(0.2)
Income tax expense	51	0.1	683	1.1
Net (loss) income from continuing operations	(290)	(0.5)	1,007	1.7
(Loss) income from discontinued operations, net of income taxes	(39)	(0.1)	4	—
Net (loss) income	$(329)	(0.6)	$1,011	1.7

Revenue. Total revenue decreased by $2,102, or 3.5%, to $57,541 from $59,643. Products revenue decreased $5,925, or 11.7% to $44,566 from $50,491. The decrease in products revenue was primarily due to our markets becoming increasingly affected by the continuing macroeconomic downturn in the United States.  We experienced lower revenue in the Northwest Region, National Division, Southwest Region, and Gulf Coast Region, partially offset by revenue from newly acquired locations in the New England Region and Northern California Region and increased products revenue from large projects in the Southern California and North Texas Regions. Services revenue increased $3,823 or 41.8% to $12,975 from $9,152. Services revenue increased in the majority of our Regions, led by increases in the Federal Division, Central Texas Region, Southwest Region, and Southern California Region, and the newly acquired locations in the New England Region and Northern California Region.

Gross Profit. Total gross profit increased by $338, or 2.8%, to $12,485 from $12,147. Gross profit as a percentage of revenue increased to 21.7% from 20.4%, due to higher products revenue margins and substantially higher 2009 services revenues as a percent of total revenues. Gross profit on the products sales component decreased $763 or 8.3%, to $8,444 from $9,207 and, as a percentage of sales, increased to 18.9% from 18.2%. Gross profit on services revenue increased $1,101 or 37.4% to $4,041 from $2,940 and gross profit as a percent of services revenue decreased to 31.1% from 32.1%. The services gross margin in both periods was within our target range of 30 to 35%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2,352, or 22.7% to $12,736 from $10,384. As a percentage of total revenue, these expenses increased to 22.1% in 2009 versus 17.4% in 2008. Increased 2009 expenses reflect selling, general and administrative expenses of the operations acquired in the NetTeks, AccessFlow, and VocalMash  acquisitions, additional sales and administrative personnel costs from headcount increases, and substantially higher audit and tax costs.

Operating (Loss) Income. Operating income decreased $2,014 to a loss of $251 from income of $1,763, primarily due to lower sales and proportionately higher selling, general and administrative expenses partially offset by higher gross margins.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $85 to income of $12 from expense of $73, primarily due to the elimination of borrowings under our senior credit facility in June 2008.

Income Tax Expense. Income tax expense decreased by $632 to $51 from $683, primarily due to lower 2009 pretax income.  An income tax benefit was not recognized for the 2009 loss due to the corresponding valuation allowance recorded as discussed further under “Deferred Tax Assets” below.

Net (Loss) Income. Net income decreased $1,340 to a loss of $329 from income of $1,011, primarily due to lower sales and proportionately higher selling, general and administrative expenses partially offset by higher gross margins and lower income tax expense.

Tax Loss Carryforward. Because of our operating losses in 2003, 2005, 2006 and 2008, and exercises of stock options, we have accumulated a net operating loss carryforward for federal income tax purposes that, at March 31, 2009, was approximately $2,540. Since United States tax laws limit the time during which an NOL may be applied against future taxable income and tax liabilities, we may not be able to take full advantage of our NOL carryforward for federal income tax purposes. The carryforward will expire during the period 2023 through 2026 if not otherwise used. A change in ownership, as defined by federal income tax regulations, could significantly limit the company’s ability to utilize its carryforward.

As a result of the adoption of SFAS 123(R), we recognize tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits. A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the cumulative book compensation charge associated with the award. At March 31, 2009, windfall tax benefits included in NOL carryforward but not reflected in deferred tax assets are $2,540.

Deferred Tax Assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to SFAS No. 109, “Accounting for Income Taxes,” become deductible. Management considers the reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. During the fourth quarter of 2008 and in the first quarter of 2009, we recorded a valuation allowance related to the net operating loss carryforwards and other temporary items as we determined it is more likely than not that we will not be able to use the assets to reduce future tax liabilities.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are collections from our accounts receivable and our credit facility with Castle Pines Capital LLC (the “Credit Facility”), which we believe are sufficient to meet our short-term and long-term liquidity requirements. We use the Credit Facility to finance the majority of our purchases of inventory and to provide working capital when our cash flow from operations is insufficient. Our working capital increased to $15,135 at March 31, 2009 from $14,199 at December 31, 2008, primarily due to improved collections of accounts receivable and lower products revenues as a percent of total revenues.

The total Credit Facility is $60,000 with an additional $10 million credit facility specifically for acquisitions (“Acquisition Facility”). Substantially all of our assets are pledged as collateral under the Credit Facility. Advances under the Acquisition Facility are specific to each acquisition and subject to approval by CPC based on pre-established criteria. There were no borrowings under the Acquisition Facility outstanding at March 31, 2009.

As of March 31, 2009, borrowing capacity and availability were as follows:

Total Credit Facility	$60,000
Borrowing base limitation	(22,960)
Total borrowing capacity	37,040
Less interest-bearing borrowings	—
Less non-interest bearing advances	(31,512)
Total unused availability	$5,528

In addition to unused borrowing availability, liquidity at March 31, 2009 included our cash balance of $8,681. The “unused availability” is the amount not borrowed, but eligible to be borrowed. The borrowing base restrictions generally restrict our borrowings under the Credit Facility to 85% of the eligible receivables, 100% of our floorplanned inventory and 75% of Cisco vendor rebates receivable.

We use the Credit Facility to finance purchases of Cisco products from Cisco and from certain wholesale distributors. Cisco provides 60-day terms, and other wholesale distributors typically provide 30-day terms. Balances under the Credit Facility that are within those respective 60-day and 30-day periods (the “Free Finance Period”) do not accrue interest and are classified as accounts payable in our balance sheet. To the extent that we have credit availability under the Credit Facility, it gives us the ability to extend the payment terms past the Free Finance Period. Amounts extended past the Free Finance Period accrue interest and are classified as notes payable on our balance sheet. The interest rate of the Credit Facility is the prime rate plus 0.5% (3.75% at March 31, 2009) and the interest rate of the Acquisition Facility is the prime rate plus 2.0% (5.25% at March 31, 2009).

As defined in the Credit Facility there are restrictive covenants measured at each quarter and year-end regarding minimum tangible net worth, maximum debt to tangible net worth ratio, minimum working capital and a minimum current ratio. At March 31, 2009, we were in compliance with the loan covenants and we anticipate that we will be able to comply with the loan covenants during the next twelve months. If we violate any of the loan covenants, we would be required to seek waivers from CPC for those non-compliance events. If CPC refused to provide waivers, the amount due under the Credit Facility could be accelerated and we could be required to seek other sources of financing.

Cash Flows. During the three months ended March 31, 2009, our cash decreased by $2,256. Operating activities used cash of $2,183, investing activities used $125, and financing activities provided $52.

Operating Activities. Operating activities used $2,183 in the three months ended March 31, 2009, as compared to using cash of $79 in the comparable 2008 period. During the three months ended March 31, 2009, net income and noncash adjustments to net income provided cash of $1,034, which was offset by changes in asset and liability accounts using cash of $3,217.

Investing Activities. Investing activities used $125 in the three months ended March 31, 2009, compared to $617 used during the comparable period in 2008. Our investing activities primarily consisted of capital expenditures of $125 in 2009 and $563 in 2008. Capital expenditures in both years were primarily related to purchases of computer equipment and software, and to a lesser degree, leasehold improvements. During the next twelve months, we do not expect to incur significant capital expenditures requiring cash, except for acquisitions, of which we cannot predict the certainty or magnitude.

Financing Activities. Financing activities provided $52 in the three months ended March 31, 2009, as compared to using $408 in the comparable period in 2008. Funds provided in the three months ended March 31, 2009 were primarily from the issuance of stock under the employee stock purchase plan ($167).  The funds used in the comparable 2008 period were primarily used to purchase common stock under the common stock repurchase program discussed in Part II, Item 2 ($1,536), partially offset by cash generated from the exercise of stock options ($403) and excess tax benefits from stock option exercises ($601).

Item 4T. Controls and Procedures

Under the supervision and with the participation of certain members of our management, including our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that, our disclosure controls and procedures at March 31, 2009 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the first three months of 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 to condensed consolidated financial statements in Part I, Item 1, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information regarding purchases by the Company of its common stock during the first quarter ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares That May yet be Purchased Under the Plans or Programs
January 1 to January 31, 2009	1,500	$4.87	1,500	$1,999
February 1 to February 29, 2009	2,200	$4.77	2,200	1,996
March 1 to March 31, 2009	15,766	$3.04	15,766	None
Total	19,466	$3.37	19,466

On September 10, 2008, the Board of Directors authorized a common stock repurchase plan of up to $2,000 of the Company’s common stock on or before December 31, 2008. The purchases were required to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements and other factors. The plan also requires the purchased shares to be retired as soon as practicable following the purchase. The plan did not obligate the Company to purchase any particular amount of common stock and could be suspended at any time at the Company’s discretion.  On December 3, 2008, the Board of Directors modified the existing common stock repurchase plan, authorizing the repurchase of $2,000 during the period January 1, 2009 to March 31, 2009.  During the three-month period ended March 31, 2009, 19,466 shares were purchased for $66. The repurchase plan expired on March 31, 2009.

Item 6. Exhibits

See exhibit list in the Index to Exhibits, which is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INX Inc.

Date: May 12, 2009	By:	/s/ BRIAN FONTANA
Brian Fontana, Vice President and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From:
10.1	Renewal Amendment, effective February 11, 2009, to the Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc. dated November 13, 2001	Filed herewith.
10.2	2009 INX Named Executive Compensation Plan	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith.
32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith.