Form 10-Q
period 2009-06-30
INX Inc
filed 2009-08-14
CIK 1020017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2009 to June 30, 2009

Commission file number: 1-31949

INX Inc.
(Exact name of Registrant as specified in its charter)

Delaware	76-0515249
(State of incorporation)	(I.R.S. Employer Identification Number)

6401 Southwest Freeway
Houston, Texas 77074
(Address of principal executive offices)
(Zip code)

(713) 795-2000
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The Registrant has 8,924,127 shares of common stock outstanding as of August 6, 2009.

INX Inc. and Subsidiaries
FORM 10-Q for the Quarter Ended June 30, 2009

INDEX

Part I. Financial Information
Item 1. Financial Statements (Unaudited):
Condensed Consolidated Statements of Operations for the three months ended June 30, 2009 and 2008
Condensed Consolidated Statements of Operations for the six months ended June 30, 2009 and 2008
Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008
Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2009
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4T. Controls and Procedures
Part II. Other Information
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
Signature

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2009	2008
Revenue:
Products	$46,455	$51,430
Services	11,893	12,561
Total revenue	58,348	63,991
Cost of products and services:
Products	36,877	41,664
Services	8,746	8,575
Total cost of products and services	45,623	50,239
Gross profit	12,725	13,752
Selling, general and administrative expenses	12,325	11,871
Operating income	400	1,881
Interest and other income (expense), net	5	(98)
Income from continuing operations before income taxes	405	1,783
Income tax expense	69	680
Net income from continuing operations	336	1,103
(Loss) income from discontinued operations, net of income taxes	(17)	10
Net income	$319	$1,113

Net income per share:
Basic:
Income from continuing operations	$0.04	$0.15
Income from discontinued operations, net of income taxes	—	—
Net income per share	$0.04	$0.15
Diluted:
Income from continuing operations	$0.04	$0.13
Loss from discontinued operations, net of income taxes	(0.01)	—
Net income per share	$0.03	$0.13
Shares used in computing net income per share:
Basic	8,822,621	7,579,303
Diluted	9,319,280	8,281,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Revenue:
Products	$91,021	$101,921
Services	24,660	21,713
Total revenue	115,681	123,634
Cost of products and services:
Products	72,999	82,948
Services	17,654	14,787
Total cost of products and services	90,653	97,735
Gross profit	25,028	25,899
Selling, general and administrative expenses	25,053	22,255
Operating (loss) income	(25)	3,644
Interest and other income (expense), net	17	(171)
(Loss) income from continuing operations before income taxes	(8)	3,473
Income tax expense	119	1,363
Net (loss) income from continuing operations	(127)	2,110
(Loss) income from discontinued operations, net of income taxes	(56)	14
Net (loss) income	$(183)	$2,124

Net (loss) income per share:
Basic:
(Loss) income from continuing operations	$(0.01)	$0.28
(Loss) income from discontinued operations, net of income taxes	(0.01)	—
Net (loss) income per share	$(0.02)	$0.28
Diluted:
(Loss) income from continuing operations	$(0.01)	$0.26
(Loss) income from discontinued operations, net of income taxes	(0.01)	—
Net (loss) income per share	$(0.02)	$0.26
Shares used in computing net (loss) income per share:
Basic	8,764,416	7,565,104
Diluted	8,764,416	8,199,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS		(As Restated, Note 10)
Current Assets:
Cash and cash equivalents	$13,181	$10,937
Accounts receivable, net of allowance of $678 and $735	50,791	52,866
Inventory, net	1,172	2,406
Other current assets	1,605	1,275
Total current assets	66,749	67,484
Property and equipment, net of accumulated depreciation of $6,417 and $5,429	4,569	5,207
Goodwill	13,125	12,751
Intangible assets, net of accumulated amortization of $2,718 and $2,346	1,480	1,852
Other assets	53	—
Total assets	$85,976	$87,294

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$6,097	$5,170
Floor plan financing	35,936	40,002
Accrued expenses	7,773	6,899
Current portion of capital lease obligations	189	77
Notes payable	30	91
Other current liabilities	747	1,072
Total current liabilities	50,772	53,311
Long-term Liabilities:
Long-term portion of capital lease obligations	290	163
Other long-term liabilities	285	250
Total long-term liabilities	575	413
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 8,834,363 and 8,709,304 shares issued	88	87
Additional paid-in capital	51,983	50,742
Accumulated deficit	(17,442)	(17,259)
Total stockholders’ equity	34,629	33,570
Total liabilities and stockholders’ equity	$85,976	$87,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	$.01 par value Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
			(As Restated, Note 10)	(As Restated, Note 10)
Balance at December 31, 2008	8,709,304	$87	$50,742	$(17,259)	$33,570
Issuance of common stock under restricted stock grants	50,367	—	—	—	—
Issuance of common stock grants to directors	19,149	—	90	—	90
Issuance of common stock under employee stock purchase plan	83,558	1	166	—	167
Share-based compensation expense	—	—	1,053	—	1,053
Tax withholdings related to net share settlements of restricted stock awards	(10,049)	—	(26)	—	(26)
Purchase and retirement of common stock	(19,466)	—	(66)	—	(66)
Exercise of stock options	1,500	—	4	—	4
Excess tax benefit from stock option exercises	—	—	20	—	20
Net loss	—	—	—	(183)	(183)
Balance at June 30, 2009	8,834,363	$88	$51,983	$(17,442)	$34,629

The accompanying notes are an integral part of these condensed consolidated financial statement.

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:		(As Restated, Note 10)
Net (loss) income	$(183)	$2,124
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net loss (income) from discontinued operations	56	(14)
Tax expense from discontinued operations	—	6
Depreciation and amortization	1,475	1,102
Share-based compensation expense	1,143	726
Excess tax benefits from stock option exercises	(20)	(1,195)
Loss on retirement of assets	52	22
Bad debt expense (recovery)	25	(71)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,050	(6,588)
Inventory	1,234	297
Accounts payable	927	1,354
Other assets and liabilities	(122)	2,934
Net cash provided by operating activities	6,637	697
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Access Flow, Inc.	—	(2,278)
Acquisition of Select, Inc. purchase price adjustments	—	(10)
Transaction costs paid for acquisitions	—	(320)
Increase in restricted cash for lease deposit	(53)	—
Capital expenditures	(254)	(1,001)
Net cash used in investing activities	(307)	(3,609)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments) borrowings under floor plan financing, net	(4,066)	3,017
Proceeds from issuance of common stock under registered direct offering	—	8,809
Proceeds from issuance of common stock under employee stock purchase plan	167	—
Payment of short-term credit facility	—	(6,000)
Exercise of stock options	4	827
Excess tax benefits from stock option exercises	20	1,195
Purchase of common stock	(66)	(1,536)
Tax withholdings related to net share settlements of restricted stock awards	(26)	(3)
Proceeds from other short-term borrowings	—	251
Payments on notes payable and capital lease obligations	(119)	(384)
Net cash (used in) provided by financing activities	(4,086)	6,176
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,244	3,264
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,937	9,340
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,181	$12,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

Capital lease obligation:
Cost of assets acquired	$297	$—
Capital lease obligation incurred	(297)	—

Acquisition of Access Flow, Inc.:
Fair value of assets acquired	374	5,987
Common stock issuable	—	(3,273)
Additional purchase price payable	(374)	—
Transaction costs and noncompete agreements accrued	—	(116)

Acquisition of Network Architects, Corp.:
Fair value of assets acquired	—	740
Common stock issuable	—	(740)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1. Description of Business

INX Inc. (“INX” or the “Company”) is a provider of technology infrastructure solutions for enterprise-class organizations such as corporations, schools and federal, state and local governmental agencies. The solutions INX provides consist of three broad categories of technology infrastructure: network infrastructure, unified communications and data center. Network infrastructure solutions consist of network routing and switching, wireless networking and network security solutions. Unified communications solutions consist of Internet Protocol (“IP”) network-based voice or telephone solutions as well as IP network-based video communications solutions. Data center solutions consist of network storage solutions and data center server virtualization solutions. The accompanying condensed consolidated financial statements include the accounts of INX Inc. and its wholly-owned subsidiaries, Select, Inc. and Valerent, Inc. All intercompany transactions and accounts are eliminated in consolidation. Select, Inc. and Valerent, Inc. were merged into INX Inc. as of the close of business on December 31, 2008.

2. Basis of Presentation

The accompanying unaudited financial data as of June 30, 2009 and for the three-month and six-month periods ended June 30, 2009 and 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2008 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and amendments thereto.  As more fully described in Note 10, the Company intends to restate the consolidated financial statements for the years ended December 31, 2008, 2007, and 2006 and will be amending the Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary for a fair presentation of financial position as of June 30, 2009, results of operations for the three-month and six-month periods ended June 30, 2009 and 2008, cash flows for the six months ended June 30, 2009 and 2008, and stockholders’ equity for the six months ended June 30, 2009, have been included. The results of the interim periods are not necessarily indicative of results for the full year or any future period.

During the period ended June 30, 2009, the Company adopted Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date. For the period ended June 30, 2009, the Company evaluated subsequent events from June 30, 2009 to August 14, 2009, the filing date with the Securities and Exchange Commission of this report on Form 10-Q.

3. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). The purpose of issuing the statement is to replace current guidance in SFAS 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired and measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. The Company adopted SFAS 141R on January 1, 2009. The adoption of SFAS 141R will impact the accounting for all business combinations entered into after January 1, 2009 as compared to prior practice.

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

In April 2009, the FASB issued  FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107 (“SFAS 107”), Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods and is effective for interim periods ending after June 15, 2009.  The Company does not have material financial instruments as defined under SFAS 107 except for those specifically excluded from the required additional disclosures in FSP FAS 107-1 and APB 28-1.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

4. Acquisitions

The following acquisitions were consummated to improve the Company’s geographical presence and enhance its technical capabilities.

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

The consideration paid at closing pursuant to the APA was (a) $2,450 in cash and (b) 262,692 shares of the Company’s common stock, of which 24,000 shares were placed in escrow under holdback provisions defined in the agreement. During the quarter ended September 30, 2009, shares held in escrow will be released to AccessFlow after a reduction of 2,327 shares representing $33 for costs reimbursable under the APA escrow provisions.  The 2,327 shares returned from escrow will be retired.  Upon release of the remaining shares in escrow to AccessFlow, 1,032 shares in Company common stock representing $10 is issuable to the broker of the transaction.

Additional purchase price consideration of $364 was earned and is payable to AccessFlow as of June 30, 2009 for the achievement of certain customer billing milestones during the twelve-month period ending June 30, 2009.  The additional purchase consideration was recorded as goodwill. At the Company’s option, 50% of such additional consideration may be paid in the form of common stock.
Additional purchase consideration is payable to AccessFlow based on certain financial performance during the one-year period ending June 30, 2010. The financial performance upon which such additional purchase consideration is based includes the following business components: (i) the acquired AccessFlow Sacramento, California branch office revenue excluding its hosting business, (ii) the acquired AccessFlow hosting business, and (iii) customer billings for certain virtualization products and services specified in the APA generated by the Company’s pre-existing fourteen branch office locations. The APA specifies the computation of additional purchase consideration earned under each business component, including a minimum and maximum amount payable. For each business component the minimum annual additional consideration payable is zero and the maximum annual additional consideration payable is (i) $405, (ii) $405, and (iii) $540, respectively. At the Company’s option, 50% of such additional consideration may be paid in the form of common stock. Additional purchase consideration, if any, will be recorded as goodwill.

NetTeks Technology Consultants, Inc.

Under an Asset Purchase Agreement dated November 14, 2008 (the “NetTeks APA”), the Company purchased the operations and certain assets, and assumed specified liabilities of NetTeks Technology Consultants, Inc. (“NetTeks”). NetTeks is a Boston, Massachusetts-based network consulting organization with offices in downtown Boston and Glastonbury, Connecticut, with revenues for the twelve months ended September 30, 2008 of approximately $12,700. The Company completed the acquisition simultaneously with the execution of the NetTeks APA. Neither NetTeks nor any shareholder of NetTeks has any prior affiliation with the Company. The NetTeks APA contains customary representations and warranties and requires NetTeks and its shareholders to indemnify the Company for certain liabilities arising under the NetTeks APA, subject to certain limitations and conditions.

The consideration paid at closing pursuant to the NetTeks APA was (a) $1,350 in cash and (b) 30,770 shares of the Company’s common stock, of which 15,385 common stock shares were held in escrow under holdback provisions defined in the NetTeks APA.  Additional purchase consideration is payable based on NetTeks’ branch office operating income contribution during each of the two-year periods ending November 30, 2009 and November 30, 2010. The NetTeks APA specifies the computation of additional purchase consideration earned including a minimum of zero for each of the two-year periods and a maximum of $1,313 for the period ending November 30, 2009 and $1,488 for the period ending November 30, 2010. At the Company’s option, 50% of such additional purchase price may be paid in the form of Common Stock. Additional purchase consideration, if any, will be recorded as goodwill.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$58,348	$68,634	$115,681	$134,723
Net income (loss) from continuing operations	$336	$1,055	$(127)	$2,314
Net income (loss)	$319	$1,065	$(183)	$2,328
Net income (loss) per share from continuing operations:
Basic	$0.04	$0.13	$(0.01)	$0.29
Diluted	$0.04	$0.12	$(0.01)	$0.27
Net income (loss) per share:
Basic	$0.04	$0.13	$(0.02)	$0.29
Diluted	$0.03	$0.12	$(0.02)	$0.27
Weighted average shares used in calculation:
Basic	8,822,621	7,871,752	8,764,416	7,894,027
Diluted	9,319,280	8,574,164	8,764,416	8,528,372

AdvancedNetworX

Under an Asset Purchase Agreement dated July 17, 2009 (the “Agreement”), the Company purchased the operations and certain assets, and assumed specified liabilities of AdvancedNetworX, Inc. (“AdvancedNetworX”).  AdvancedNetworX, a Raleigh, North Carolina-based network consulting organization founded in September 2007, generated revenue of approximately $1,600 for the 12 months ended June 30, 2009. The acquisition will create a presence for INX in the Mid Atlantic region.  The Company completed the acquisition simultaneously with the execution of the Agreement. The Agreement contains customary representations and warranties and requires AdvancedNetworX and its shareholders to indemnify the Company for certain liabilities arising under the Agreement, subject to certain limitations and conditions.

The consideration paid at closing pursuant to the Agreement totaled $562, consisting of (a) $385 in cash, (b) $167 in liabilities under customer contracts, and (c) 2,000 shares of the Company’s common stock, $0.001 par value (the “Common Stock”), which were held by the Company under holdback provisions defined in the Agreement.  The Common Stock will be valued at the share price on July 17, 2009, which was $5.08 per share totaling $10.  The values assigned to property and equipment, intangible assets, and contingent purchase price consideration will be determined by an appraisal which has not yet been completed.  Transaction costs will be expensed as incurred.

Additional purchase consideration is payable based on AdvancedNetworX’s branch office operating income contribution during each of the one-year periods ending July 31, 2010, July 31, 2011, and July 31, 2012.  The Agreement specifies the computation of additional purchase consideration earned including a minimum of zero and a maximum of $700 for each of the aforementioned periods.  At the Company’s option, up to 60% of such additional purchase price may be paid in the form of Common Stock. Additional purchase consideration, if any, will be recorded in accordance with SFAS 141R.

5. Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss) from continuing operations-basic and diluted	$336	$1,103	$(127)	$2,110
(Loss) income on disposal of discontinued operations, net of income taxes	(17)	10	(56)	14
Net income (loss)-basic and diluted	$319	$1,113	$(183)	$2,124

Denominator:
Weighted-average shares outstanding-basic	8,822,621	7,579,303	8,764,416	7,565,104
Effect of dilutive securities — shares issuable from assumed conversion of common stock options, restricted stock, and warrants	496,659	702,412	—	634,345
Weighted-average shares outstanding-diluted	9,319,280	8,281,715	8,764,416	8,199,449

For the three-month period ended June 30, 2009 and 2008, warrants to purchase common stock of 40,000 and 575,000 shares, respectively, were excluded from the determination of the dilutive shares since they are antidilutive.  For the six-month period ended June 30, 2009 and 2008, warrants to purchase common stock of 40,000 and 619,955 shares, respectively, were excluded from the determination of the dilutive shares since they are antidilutive.  For the three-month period ended June 30, 2009 and 2008, options to purchase 592,788 and 123,500 shares, respectively, were excluded in the calculation of diluted earnings since they are antidilutive. For the six-month period ended June 30, 2009 and 2008, options to purchase 592,788 and 191,500 shares, respectively, were excluded in the calculation of diluted earnings since they are antidilutive. For the three-month period ended June 30, 2009 and 2008, no restricted shares were excluded in the calculation of diluted earnings. For the six-month period ended June 30, 2009 and 2008, restricted shares of 502,978 and 0, respectively, were excluded in the calculation of diluted earnings since they are antidilutive.  For the six-month period ended June 30, 2009, 35,593 shares from Access Flow’s acquisition earn out were excluded in the calculation of diluted earnings since they are antidilutive.

6. Share-Based Compensation

The Company recognized employee share-based compensation expense for stock option, restricted stock grants, and the employee stock purchase plan of $460 and $324 during the three months ended June 30, 2009 and 2008, respectively, and $1,053 and $636 during the six months ended June 30, 2009 and 2008, respectively.  In addition, during the three months ended June 30, 2009 and 2008, the Company issued 19,149 shares and 7,443 shares, respectively, to its non-employee directors.  The issued shares vest immediately and were valued at $90, determined by multiplying the number of shares issued by the closing price per share for the common stock as reported by NASDAQ on May 12, 2009 and May 13, 2008.  The unrecognized compensation cost related to the Company's unvested stock options as of June 30, 2009 and 2008 was $1,124 and $1,881, respectively and is expected to be recognized over a weighted-average period of 1.5 years and 1.9 years, respectively.  The unrecognized compensation cost related to the Company's unvested restricted shares as of June 30, 2009 and 2008 was $3,763 and $2,038, respectively and is expected to be recognized over a weighted-average period of 2.3 years and 3.8 years, respectively.

7. Senior Credit Facility

The Company has a $60,000 maximum aggregate line of credit with Castle Pines Capital LLC (“CPC”) under a senior credit facility. The CPC senior credit facility is used primarily for inventory financing and working capital requirements.  At June 30, 2009, $35,936 was outstanding under the Facility and is presented as Floor Plan Financing in the condensed consolidated balance sheet, and the unused availability was $3,746.  The carrying value of the balance outstanding approximates its fair value given the short-term maturity of the instruments.  Substantially all of our assets are pledged as collateral under the senior credit facility. At June 30, 2009, the Company was in compliance with the loan covenants of the senior credit facility.

8. Stockholders’ Equity

On September 10, 2008, the Board of Directors authorized a common stock repurchase plan of up to $2,000 of the Company’s common stock on or before December 31, 2008. The purchases were required to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements and other factors. The plan also required the purchased shares to be retired as soon as practicable following the purchase. The plan did not obligate the Company to purchase any particular amount of common stock and could be suspended at any time at the Company’s discretion.  On December 3, 2008, the Board of Directors modified the September 10, 2008 common stock repurchase plan, authorizing the repurchase of $2,000 during the period January 1, 2009 to March 31, 2009.  During the three-month period ended March 31, 2009, 19,466 shares were purchased for $66. From inception of the repurchase plan to March 31, 2009, 300,339 shares were purchased for $1,762, an average purchase price of $5.87 per share. The repurchase plan expired on March 31, 2009.

On May 12, 2009, the Board of Directors authorized a new common stock repurchase plan of up to $2,000 of the Company’s common stock on or before October 31, 2009. The purchases are required to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements and other factors. The plan also requires the purchased shares to be retired as soon as practicable following the purchase. The plan does not obligate the Company to purchase any particular amount of common stock and could be suspended at any time at the Company’s discretion.  No shares of common stock were repurchased under the plan during the period May 12, 2009 to June 30, 2009.

9. Commitments and Contingencies

Self-Insured Medical Plan

Effective January 1, 2009, the Company changed its employee medical insurance coverage to self-insure for losses up to $100 per claim.  The Company maintains stop loss coverage with a third party insurer to limit its total exposure with an annual aggregate loss limit of $2,357 based on the current enrollment in the plan. During the six-month period ended June 30, 2009, medical claims and administrative fees totaling $1,087 were incurred and a liability recorded of $235 at June 30, 2009 as an estimate of the ultimate cost of claims incurred as of the balance sheet date.  The Company’s liability is based on an analysis of historical data and actuarial estimates and includes known claims and an estimate of claims incurred but not yet reported.  Management believes that it has adequately reserved for the self-insurance liability; however, any significant variation in claims incurred but not paid from historical trends could cause actual expense to differ materially from the accrued liability.

Litigation

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

INX is also party to other litigation and claims which management believes are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, INX believes the final outcome of such matters will not have a materially adverse effect on its results of operations, financial position, or cash flows.

Contingencies

The Company served as a subcontractor to Complete Communications Services, Inc. (“CoCom”), a subcontractor on certain school district contracts during 2007. On August 24, 2007, CoCom filed a Chapter 11 Petition in U.S. Bankruptcy Court. As of December 31, 2008, the Company had no outstanding accounts receivable from CoCom. The Company received payments of $102 during the ninety day period preceding the bankruptcy filing which could potentially be deemed preferential. While the result of the potential preference claims cannot be predicted with certainty, INX believes the final outcome of such matters will not have a materially adverse effect on its results of operations, financial position, or cash flows.

On January 6, 2009, Lyondell Chemical Company (“Lyondell”) filed a Chapter 11 Petition in U.S. Bankruptcy Court. As of December 31, 2008, the Company had an accounts receivable from Lyondell of $99, less an allowance for doubtful accounts of $99. The Company received payments of $539 during the ninety day period preceding the bankruptcy filing which could potentially be deemed preferential. INX cannot predict the final outcome of this matter, including whether it could have a materially adverse effect on its results of operations, financial position, or cash flows.

INX has contracts with the federal government and its agencies and subcontracts with various federal government contractors. INX is  subject to audit from time to time for compliance with government regulations and contract provisions including costs incurred.  An adverse finding under an audit could result in the disallowance of our costs under a government contract, termination of a government contract, forfeiture of profits, suspension of payments, fines and suspension and prohibition from doing business with the federal government. In the event that an audit results in disallowance of our costs under a contract, INX has the right to appeal the findings of the audit under applicable dispute resolution provisions.  Under a subcontract with Northrop Grumman, the Federal Government has made written claims totaling $128 to which the Company believes it has valid defenses.  INX is currently unable to predict the ultimate resolution of the matter, but believes the final outcome will not have a materially adverse effect on its results of operations, financial position, or cash flows.

10. Restatement of Previously Issued Financial Statements

On August 12, 2009, management of the Company in consultation with the Audit Committee of the Board of Directors, determined that the Company's financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 required restatement.  This determination was made following a review by the Company of the following:

•
During the performance of a routine internal audit, a computational error was discovered in the calculation of services revenue and related commission expense affecting the fiscal quarter ended March 31, 2009.  The Company has determined that correction of the error will result in an increase in its previously reported net loss of approximately $186 ($0.02 per share). The correction has no effect on the previously reported Statement of Cash Flows.

•
The Company previously presented its floor plan financing balances as trade accounts payable because it believed that its principal vendor had a substantial investment in the floor plan financing company.  During the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, the Company became aware that the principal vendor had no ownership interest in its floor plan financing company.  Consequently, the Company is correcting its presentation of the floor plan balances in its Balance Sheets from trade accounts payable to floor plan financing and the related amounts in its Statements of Cash Flows from operating activities to financing activities.  The error affects the Company’s Annual Report on Form 10-K for the three years ended December 31, 2008 and Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.  The correction of the error has no effect on the previously reported Statements of Operations.  There is no impact to the Company's current liabilities or total liabilities as a result of this reclassification for each of the three years ended December 31, 2008 or as of March 31, 2009 and 2008.

•
In addition to the aforementioned corrections, the Company is recording certain immaterial adjustments that increase pre-tax expense of $76, of which $26 was previously recorded in the three months ended March 31, 2009, and $13 affecting the consolidated financial statements as of and for the year ended December 31, 2008 and as of and for the three-month period ended March 31, 2009, respectively.  These adjustments primarily relate to stock option modifications.

The Company is in the process of amending its previously filed Annual Report on Form 10-K for the three years ended December 31, 2008 and Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 to reflect the aforementioned restatement adjustments.  Until the amended Form 10-K and Form 10-Q are filed, the current Annual Report on Form 10-K for the three years ended December 31, 2008 and Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 should not be relied upon.  The effect of the aforementioned corrections on the condensed consolidated financial statements as of and for the three months ended March 31, 2009 and 2008 previously filed on the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 and on the consolidated financial statements as of and for the three years ended December 31, 2008 as previously filed on the Annual Report on Form 10-K for the year ended December 31, 2008 are disclosed below.

Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2008:

	As Previously Reported	Restatement Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,124		$2,124
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations	(14)		(14)
Tax expense from discontinued operations	6		6
Depreciation and amortization	1,102		1,102
Share-based compensation expense	726		726
Excess tax benefits from stock option exercises	(1,195)		(1,195)
Loss on retirement of assets	22		22
Bad debt expense (recovery)	(71)		(71)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(6,588)		(6,588)
Inventory	297		297
Accounts payable	4,371	$(3,017)	1,354
Other assets and liabilities	2,934		2,934
Net cash provided by operating activities	3,714	(3,017)	697
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Access Flow, Inc.	(2,278)		(2,278)
Acquisition of Select, Inc. purchase price adjustments	(10)		(10)
Transaction costs paid for acquisitions	(320)		(320)
Increase in restricted cash for lease deposit	—		—
Capital expenditures	(1,001)		(1,001)
Net cash used in investing activities	(3,609)		(3,609)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under floor plan financing, net	—	3,017	3,017
Proceeds from issuance of common stock under registered direct offering	8,809		8,809
Net payments of short-term interest bearing credit facilities	(6,000)		(6,000)
Exercise of stock options	827		827
Excess tax benefits from stock option exercises	1,195		1,195
Purchase of common stock	(1,536)		(1,536)
Tax withholdings related to net share settlements of restricted stock awards	(3)		(3)
Proceeds from other short-term borrowings	251		251
Payments on notes payable and capital lease obligations	(384)		(384)
Net cash provided by financing activities	3,159	3,017	6,176
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,264		3,264
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,340		9,340
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,604	$—	$12,604

The following is a summary of the impact of the restatement as of and for the three-month period ended March 31, 2009 on the unaudited condensed consolidated financial statements.

Condensed Consolidated Statement of Operations for the three months ended March 31, 2009:

	As Previously Reported	Restatement Adjustment	As Restated
Revenue:
Products	$44,566		$44,566
Services	12,975	$(208)	12,767
Total revenue	57,541	(208)	57,333
Cost of products and services:
Products	36,122		36,122
Services	8,934	(26)	8,908
Total cost of products and services	45,056	(26)	45,030
Gross profit	12,485	(182)	12,303
Selling, general and administrative expenses	12,736	(8)	12,728
Operating loss	(251)	(174)	(425)
Interest and other income, net	12		12
Loss from continuing operations before income taxes	(239)	(174)	(413)
Income tax expense	51	(1)	50
Net loss from continuing operations	(290)	(173)	(463)
Loss from discontinued operations, net of income taxes	(39)		(39)
Net loss	$(329)	$(173)	$(502)

Net loss per share:
Basic:
Loss from continuing operations	$(0.03)	$(0.02)	$(0.05)
Loss from discontinued operations, net of income taxes	(0.01)		(0.01)
Net loss per share	$(0.04)	$(0.02)	$(0.06)
Diluted:
Loss from continuing operations	$(0.03)	$(0.02)	$(0.05)
Loss from discontinued operations, net of income taxes	(0.01)		(0.01)
Net loss per share	$(0.04)	$(0.02)	$(0.06)
Shares used in computing net loss per share:
Basic	8,706,210		8,706,210
Diluted	8,706,210		8,706,210

Condensed Consolidated Balance Sheet at March 31, 2009:

	As Previously Reported	Restatement Adjustment	As Restated
Current Assets:
Cash and cash equivalents	$8,681		$8,681
Accounts receivable, net	46,710	$(208)	46,502
Inventory, net	2,745		2,745
Other current assets	1,562		1,562
Total current assets	59,698	(208)	59,490
Property and equipment, net	4,998		4,998
Goodwill	12,751		12,751
Intangible and other assets, net	1,667		1,667
Total assets	$79,114	$(208)	$78,906

Current Liabilities:
Notes payable	$84		$84
Current portion of capital lease obligations	191		191
Accounts payable	36,620	$(31,512)	5,108
Floor plan financing	—	31,512	31,512
Accrued expenses	6,885	(21)	6,864
Other current liabilities	783	(1)	782
Total current liabilities	44,563	(22)	44,541
Long-term Liabilities:
Long-term portion of capital lease obligations	308		308
Other long-term liabilities	317		317
Total long-term liabilities	625		625
Stockholders’ Equity:
Common stock	88		88
Additional paid-in capital	51,350	63	51,413
Accumulated deficit	(17,512)	(249)	(17,761)
Total stockholders’ equity	33,926	(186)	33,740
Total liabilities and stockholders’ equity	$79,114	$(208)	$78,906

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2009:

	As Previously Reported	Restatement Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(329)	$(173)	$(502)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net income from discontinued operations	39		39
Depreciation and amortization	727		727
Share-based compensation expense	580	13	593
Loss on retirement of assets	22		22
Bad debt expense	(5)		(5)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	6,161	208	6,369
Inventory	(339)		(339)
Accounts payable	(8,552)	8,490	(62)
Other assets and liabilities	(487)	(48)	(535)
Net cash used in operating activities	(2,183)	8,490	6,307
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Select, Inc. purchase price adjustments	—		—
Capital expenditures	(125)		(125)
Net cash used in investing activities	(125)		(125)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under floor plan financing, net	—	(8,490)	(8,490)
Proceeds from issuance of common stock under employee stock purchase plan	167		167
Proceeds from other short-term borrowings	—		—
Exercise of stock options	—		—
Excess tax benefits from stock option exercises	—		—
Purchase of common stock	(66)		(66)
Purchase of treasury stock resulting from grantee election	(22)		(22)
Payments on notes payable and capital lease obligations	(27)		(27)
Net cash provided by (used in) financing activities	52	(8,490)	(8,438)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,256)		(2,256)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,937		10,937
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,681	$—	$8,681

The following is a summary of the impact of the restatement on the unaudited Consolidated Balance Sheets as of  December 31, 2008, 2007, and 2006.

	December 31, 2008
	As Previously Reported	Restatement Adjustment	As Restated
Current Assets:
Cash and cash equivalents	$10,937		$10,937
Accounts receivable, net	52,866		52,866
Inventory, net	2,406		2,406
Other current assets	1,275		1,275
Total current assets	67,484		67,484
Property and equipment, net	5,207		5,207
Goodwill	12,751		12,751
Intangible and other assets, net	1,852		1,852
Total assets	$87,294	$—	$87,294

Current Liabilities:
Accounts payable	$45,172	$(40,002)	$5,170
Floor plan financing	—	40,002	40,002
Accrued expenses	6,873	26	6,899
Current portion of capital lease obligations	77		77
Notes payable	91		91
Other current liabilities	1,072		1,072
Total current liabilities	53,285	26	53,311
Long-term Liabilities:
Long-term portion of capital lease obligations	163		163
Other long-term liabilities	250		250
Total long-term liabilities	413		413
Stockholders’ Equity:
Common stock	87		87
Additional paid-in capital	50,692	50	50,742
Accumulated deficit	(17,183)	(76)	(17,259)
Total stockholders’ equity	33,596	(26)	33,570
Total liabilities and stockholders’ equity	$87,294	$—	$87,294

	December 31, 2007
	As Previously Reported	Restatement Adjustment	As Restated

Accounts payable	$37,233	$(32,519)	$4,714
Floor plan financing	—	32,519	32,519

	December 31, 2006
	As Previously Reported	Restatement Adjustment	As Restated

Accounts payable	$28,798	$(25,991)	$2,807
Floor plan financing	—	25,991	25,991

The following is a summary of the impact of the restatement on the unaudited statements of operations for the years ended  December 31, 2008.

	December 31, 2008
	As Previously Reported	Restatement Adjustment	As Restated
Revenue:
Products	$213,125		$213,125
Services	46,032		46,032
Total revenue	259,157		259,157
Cost of goods and services:
Products	175,244		175,244
Services	32,756	$26	32,782
Total cost of goods and services	208,000	26	208,026
Gross profit	51,157	(26)	51,131
Selling, general and administrative expenses	48,734	50	48,784
Impairment charge	13,071		13,071
Operating loss	(10,648)	(76)	(10,724)
Interest expense	(330)		(330)
Interest income	357		357
Other expense, net	(43)		(43)
Loss from continuing operations before income taxes	(10,664)	(76)	(10,740)
Income tax expense (benefit)	2,011		2,011
Net loss from continuing operations	(12,675)	(76)	(12,751)
Income from discontinued operations, net of taxes	37		37
Net loss	$(12,638)	$(76)	$(12,714)
Net loss per share:
Basic:
Net loss from continuing operations before minority interest	$(1.55)	$(0.01)	$(1.56)
Loss from discontinued operations, net of taxes	—	—	—
Net loss per share	$(1.55)	$(0.01)	$(1.56)
Diluted:
Net loss from continuing operations before minority interest	$(1.55)	$(0.01)	$(1.56)
Loss from discontinued operations, net of taxes	—	—	—
Net loss per share	$(1.55)	$(0.01)	$(1.56)
Shares used in computing net income (loss) per share:
Basic	8,133,165	7,026,623	8,133,165
Diluted	8,133,165	8,027,286	8,133,165

The following is a summary of the impact of the restatement on the unaudited statements of cash flows for the years ended  December 31, 2008, 2007, and 2006.

	Year Ended December 31, 2008
	As Previously Reported	Restatement Adjustment	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,638)	$(76)	$(12,714)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from discontinued operations	(37)		(37)
Depreciation and amortization	2,667		2,667
Impairment charge	13,071		13,071
Deferred income tax expense	535		535
Share-based compensation expense	1,565	50	1,615
Bad debt expense	541		541
Issuance of stock grant	116		116
Loss on retirement of assets	43		43
Tax expense from discontinued operations	19		19
Changes in assets and liabilities that provided (used) cash:
Accounts receivable, net	(8,279)		(8,279)
Inventory	(953)		(953)
Other current assets	758		758
Accounts payable	7,939	(7,483)	456
Accrued expenses	1,458	26	1,484
Other current and long-term liabilities	(502)		(502)
Net cash provided by (used in) continuing operations	6,303	(7,483)	(1,180)
Net operating activities from discontinued operations	18		18
Net cash provided by (used in) operating activities	6,321	(7,483)	(1,162)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of acquisitions	(2,260)		(2,260)
Acquisition of Access Flow, Inc.	(2,550)		(2,550)
Acquisition of NetTeks Technology Consultants, Inc.	(1,440)		(1,440)
Acquisition of Select, Inc., net of $2,864 cash acquired	153		153
Proceeds of sale of fixed assets	1		1
Transaction costs paid for acquisitions	(225)		(225)
Net cash used in investing activities	(6,321)		(6,321)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	8,751		8,751
Proceeds from issuance of common stock under Employee Stock Purchase Plan	344		344
Payments under acquisition credit facility	(6,000)		(6,000)
Borrowings under floor plan financing, net	—	7,483	7,483
Proceeds from exercise of stock options	831		831
Excess tax benefits from stock option exercises	1,107		1,107
Proceeds from other short-term borrowings	460		460
Payments of other short-term borrowings	(601)		(601)
Purchase of treasury stock resulting from grantee election	(61)		(61)
Purchase of common stock	(3,234)		(3,234)
Net cash provided by financing activities	1,597	7,483	9,080
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,597		1,597
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,340		9,340
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,937	$—	$10,937

Consolidated Statement of Cash Flows for the year ended December 31, 2007:

	December 31, 2007
	As Previously Reported	Restatement Adjustment	As Restated

Accounts payable	$1,653	$(6,528)	$(4,875)
Net cash provided by continuing operations	9,997	(6,528)	3,469
Net cash provided by operating activities	10,025	(6,528)	3,497
Borrowings under non-interest bearing floor plan financing, net	—	6,528	6,528
Net cash provided by financing activities of continuing operations	3,104	6,528	9,632
Net cash provided by financing activities	3,104	6,528	9,632

Consolidated Statement of Cash Flows for the year ended December 31, 2006:

	December 31, 2006
	As Previously Reported	Restatement Adjustment	As Restated

Accounts payable	$14,981	$(15,978)	$(997)
Net cash used in continuing operations	(26)	(15,978)	(16,004)
Net cash used in operating activities	(710)	(15,978)	(16,688)
Borrowings under non-interest bearing floor plan financing, net	—	15,978	15,978
Net cash provided by financing activities of continuing operations	2,515	15,978	18,493
Net cash provided by financing activities	2,514	15,978	18,492

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by, and should be read in conjunction with, our condensed consolidated financial statements, including the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as previously filed with the Securities and Exchange Commission. Amounts are presented in thousands except for share, per share data, percentages, and ratios.

Special notice regarding forward-looking statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to future events or our future financial performance. Readers are cautioned that any statement that is not a statement of historical fact including, but not limited to, statements which may be identified by words including, but not limited to, “anticipate,” “appear,” “believe,” “could,” “estimate,” “expect,” “hope,” “indicate,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “seek,” “should,” “will,” “would,” and other variations or negative expressions thereof, are predictions or estimations and are subject to known and unknown risks and uncertainties. Numerous factors, including factors that we have little or no control over, may affect INX’s actual results and may cause actual results to differ materially from those expressed in the forward-looking statements contained herein. In evaluating such statements, readers should consider the various factors identified in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission including the matters set forth in Item 1A. — “Risk Factors,” which could cause actual events, performance or results to differ materially from those indicated by such statements.  As more fully described in Note 10 of the Notes to Condensed Consolidated Financial Statements, the condensed consolidated financial statements as of and for the three months ended March 31, 2009 and 2008 filed on the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 and the consolidated financial statements as of and for the three years ended December 31, 2008 as previously filed on the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 are being restated.

Restatement

On August 12, 2009, management of the Company in consultation with the Audit Committee of the Board of Directors, determined that the our financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 required restatement.  This determination was made following a review of the following:

•
During the performance of a routine internal audit, a computational error was discovered in the calculation of services revenue and related commission expense affecting the fiscal quarter ended March 31, 2009.  We determined that correction of the error will result in an increase in its previously reported net loss of approximately $186 ($0.02 per share). The correction has no effect on the previously reported Statement of Cash Flows.

•
We previously presented our floor plan financing balances as trade accounts payable because we believed that our principal vendor had a substantial investment in the floor plan financing company.  During the preparation of this Quarterly Report on Form 10-Q for the period June 30, 2009, we became aware that the principal vendor had no ownership interest in its floor plan financing company.  Consequently, we are correcting our presentation of the floor plan balances in our Balance Sheets from trade accounts payable to floor plan financing and the related amounts in our Statements of Cash Flows from operating activities to financing activities.  The error affects the our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.  The correction of the error has no effect on the previously reported statements of operations.  There is no impact to our current liabilities or total liabilities as a result of this reclassification for each of the three years ended December 31, 2008 or as of March 31, 2009 and 2008.

•
In addition to the aforementioned corrections, we are recording certain immaterial adjustments that increase pre-tax expense of $76, of which $26 was previously recorded in the three months ended March 31, 2009, and $13 affecting the consolidated financial statements as of and for the year ended December 31, 2008 and as of and for the three-month period ended March 31, 2009, respectively.  These adjustments primarily relate to stock option modifications.

We are in the process of amending our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.  The effect of the aforementioned corrections on the condensed consolidated financial statements as of and for the three months ended March 31, 2009 and 2008 previously filed on the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 and on the consolidated financial statements as of and for the years ended December 31, 2008 and 2007 as previously filed on the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 are more fully described in Note 10 of the Notes to Condensed Consolidated Financial Statements.  The “Liquidity and Capital Resources” sections of this Item 2 has been restated to reflect the impact of the aforementioned errors.

Results of Operations

Period Comparisons. The following tables set forth, for the periods indicated, certain financial data derived from our condensed consolidated statements of operations. Percentages shown in the table below are percentages of total revenue, except for the products and services components of gross profit, which are percentages of the respective product and service revenue.

Three Months Ended June 30, 2009 Compared To the Three Months Ended June 30, 2008

	Three Months Ended June 30,
	2009		2008
	Amount	%	Amount	%
Revenue:
Products	$46,455	79.6	$51,430	80.4
Services	11,893	20.4	12,561	19.6
Total revenue	58,348	100.0	63,991	100.0
Gross profit:
Products	9,578	20.6	9,766	19.0
Services	3,147	26.5	3,986	31.7
Total gross profit	12,725	21.8	13,752	21.5
Selling, general and administrative expenses	12,325	21.1	11,871	18.6
Operating income	400	0.7	1,881	2.9
Interest and other income (expense), net	5	—	(98)	(0.1)
Income tax expense	69	0.1	680	1.1
Net income from continuing operations	336	0.6	1,103	1.7
(Loss ) income from discontinued operations, net of income taxes	(17)	(0.1)	10	—
Net income	$319	0.5	$1,113	1.7

Revenue. Total revenue decreased by $5,643, or 8.8%, to $58,348 from $63,991. Products revenue decreased $4,975, or 9.7% to $46,455 from $51,430. The decrease in products revenue was primarily due to markets affected by the macroeconomic downturn in the United States.  The most significant revenue declines were experienced in the New England Region, Northwest Region, National Division, Central Texas Region, and Federal Division, partially offset by revenue from newly acquired locations in the New England Region and Northern California Region and increased products revenue from large projects in the North Texas and Southwest Regions. Services revenue decreased $668 or 5.3% to $11,893 from $12,561. Services revenue decreased in the Federal Division, National Division, and Northwest Region, partially offset by increases in the Central Texas Region and newly acquired locations in the New England Region and Northern California Region.

Gross Profit. Total gross profit decreased by $1,027, or 7.5%, to $12,725 from $13,752. Gross profit as a percentage of revenue increased to 21.8% from 21.5%, due to higher products revenue margin partially offset by lower services revenue margin. Gross profit on the products sales component decreased $188 or 1.9%, to $9,578 from $9,766 and, as a percentage of sales, increased to 20.6% from 19.0%, due to proportionately higher vendor rebates and increased revenues for third party support contracts recorded on a net basis.  Gross profit on services revenue decreased $839 or 21.0% to $3,147 from $3,986 and gross profit as a percent of services revenue decreased to 26.5% from 31.7%. The services gross margin decreased in 2009 due to reduced professional services revenues on a cost base which is primarily fixed in nature and lower managed services gross margin due to the higher cost base of an acquired location.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $454, or 3.8% to $12,325 from $11,871. As a percentage of total revenue, these expenses increased to 21.1% in 2009 versus 18.6% in 2008. Increased 2009 expenses reflect selling, general and administrative expenses of the operations acquired in the NetTeks, AccessFlow, and VocalMash  acquisitions and additional sales and administrative personnel costs from severance costs and corporate headcount increases, partially offset by reduced commission expense due to lower gross profit and proportionately higher sales to non-commissioned accounts.

Operating Income. Operating income decreased $1,481 to income of $400 from income of $1,881, primarily due to lower sales, lower gross margins, and proportionately higher selling, general and administrative expenses.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $103 to income of $5 from expense of $98, primarily due to the elimination of borrowings under our senior credit facility in June 2008.

Income Tax Expense. Income tax expense decreased by $611 to $69 from $680, primarily due to lower 2009 pretax income.  An income tax benefit was not recognized for the 2009 loss due to the corresponding valuation allowance recorded as discussed further under “Deferred Tax Assets” below.

Net Income. Net income decreased $794 to income of $319 from income of $1,113, primarily due to lower sales, lower gross margins, and proportionately higher selling, general and administrative expenses partially offset by lower income tax expense.

Six Months Ended June 30, 2009 Compared To the Six Months Ended June 30, 2008

	Six Months Ended June 30,
	2009		2008
	Amount	%	Amount	%
Revenue:
Products	$91,021	78.7	$101,921	82.4
Services	24,660	21.3	21,713	17.6
Total revenue	115,681	100.0	123,634	100.0
Gross profit:
Products	18,022	19.8	18,973	18.6
Services	7,006	28.4	6,926	31.9
Total gross profit	25,028	21.6	25,899	20.9
Selling, general and administrative expenses	25,053	21.6	22,255	18.0
Operating (loss) income	(25)	—	3,644	2.9
Interest and other income (expense), net	17	—	(171)	(0.1)
Income tax expense	119	0.1	1,363	1.1
Net (loss) income from continuing operations	(127)	(0.1)	2,110	1.7
(Loss ) income from discontinued operations, net of income taxes	(56)	(0.1)	14	—
Net (loss) income	$(183)	(0.2)	$2,124	1.7

Revenue. Total revenue decreased by $7,953, or 6.4%, to $115,681 from $123,634. Products revenue decreased $10,900, or 10.7% to $91,021 from $101,921. The decrease in products revenue was primarily due to the effect of the  macroeconomic downturn in the United States.  We experienced lower revenue in the Northwest Region, National Division, Central Texas Region, New England Region, Southwest Region, and Gulf Coast Region, partially offset by revenue from newly acquired locations in the New England Region and Northern California Region and increased products revenue in the North Texas and Southern California Regions. Services revenue increased $2,947 or 13.6% to $24,660 from $21,713. Services revenue increased in the majority of our Regions, led by increases in the Federal Division, Central Texas Region, Southwest Region, and Southern California Region, and the newly acquired locations in the New England Region and Northern California Region.

Gross Profit. Total gross profit decreased by $871, or 3.4%, to $25,028 from $25,899. Gross profit as a percentage of revenue increased to 21.6% from 20.9%, due to higher products revenue margins partially offset by lower services margins. Gross profit on the products sales component decreased $951 or 5.0%, to $18,022 from $18,973 and, as a percentage of sales, increased to 19.8% from 18.6% due to proportionately higher vendor rebates in 2009.  Gross profit on services revenue increased $80 or 1.2% to $7,006 from $6,926 and gross profit as a percent of services revenue decreased to 28.4% from 31.9%. The services gross margin decreased in 2009 due to an increased projects with significant outside contractor costs reducing professional services gross margin and lower managed services gross margin due to the higher cost base of an acquired location.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2,798, or 12.6% to $25,053 from $22,255. As a percentage of total revenue, these expenses increased to 21.6% in 2009 versus 18.0% in 2008.  Increased 2009 expenses reflect selling, general and administrative expenses of the operations acquired in the NetTeks, AccessFlow, and VocalMash  acquisitions and additional sales and administrative personnel costs from headcount increases, partially offset by reduced commission expense due to lower gross profit and proportionately higher sales to non-commissioned accounts.

Operating (Loss) Income. Operating income decreased $3,669 to a loss of $25 from income of $3,644, primarily due to lower sales and proportionately higher selling, general and administrative expenses partially offset by higher gross margins.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $188 to income of $17 from expense of $171, primarily due to the elimination of borrowings under our senior credit facility in June 2008.

Income Tax Expense. Income tax expense decreased by $1,244 to $119 from $1,363, primarily due to lower 2009 pretax income.  An income tax benefit was not recognized for the 2009 loss due to the corresponding valuation allowance recorded as discussed further under “Deferred Tax Assets” below.

Net (Loss) Income. Net income decreased $2,307 to a loss of $183 from income of $2,124, primarily due to lower sales and proportionately higher selling, general and administrative expenses partially offset by higher gross margins and lower income tax expense.

Tax Loss Carryforward. Because of our operating losses in 2003, 2005, 2006 and 2008, and exercises of stock options, we have accumulated a net operating loss carryforward for federal income tax purposes that, at June 30, 2009, was approximately $2,480. Since United States tax laws limit the time during which an NOL may be applied against future taxable income and tax liabilities, we may not be able to take full advantage of our NOL carryforward for federal income tax purposes. The carryforward will expire during the period 2023 through 2026 if not otherwise used. A change in ownership, as defined by federal income tax regulations, could significantly limit the company’s ability to utilize its carryforward.

As a result of the adoption of SFAS 123(R), we recognize tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits. A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the cumulative book compensation charge associated with the award. At June 30, 2009, we have windfall tax benefits of $2,480 included in NOL carryforward but not reflected in deferred tax assets.

Deferred Tax Assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to SFAS No. 109, “Accounting for Income Taxes,” become deductible. Management considers the reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. During the fourth quarter of 2008 and in the first and second quarters of 2009, we recorded a valuation allowance related to the net operating loss carryforwards and other temporary items as we determined it is more likely than not that we will not be able to use the assets to reduce future tax liabilities.  As of June 30, 2009, the net deferred tax asset was $4,022 and was fully reserved with a valuation allowance of the same amount.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are collections from our accounts receivable and our credit facility (the “Credit Facility”) with Castle Pines Capital LLC (“CPC”), which we believe are sufficient to meet our short-term and long-term liquidity requirements. We use the Credit Facility to finance the majority of our purchases of inventory and to provide working capital when our cash flow from operations is insufficient. Our working capital increased to $15,977 at June 30, 2009 from $14,199 at December 31, 2008, primarily due to lower floor plan financing resulting from reduced sales levels.

The total Credit Facility is $60,000 with an additional $10 million credit facility specifically for acquisitions (“Acquisition Facility”). Substantially all of our assets are pledged as collateral under the Credit Facility. Advances under the Acquisition Facility are specific to each acquisition and subject to approval by CPC based on pre-established criteria. There were no borrowings under the Acquisition Facility outstanding at June 30, 2009.

As of June 30, 2009, borrowing capacity and availability were as follows:

Total Credit Facility	$60,000
Borrowing base limitation	(20,318)
Total borrowing capacity	39,682
Less interest-bearing borrowings	—
Less non-interest bearing advances	(35,936)
Total unused availability	$3,746

In addition to unused borrowing availability, liquidity at June 30, 2009 included our cash balance of $13,181. The “unused availability” is the amount not borrowed, but eligible to be borrowed. The borrowing base restrictions generally restrict our borrowings under the Credit Facility to 85% of the eligible receivables, 100% of our floorplanned inventory and 75% of Cisco vendor rebates receivable.

We use the Credit Facility to finance purchases of Cisco products from Cisco and from certain wholesale distributors. Cisco provides 60-day terms, and other wholesale distributors typically provide 30-day terms. Balances under the Credit Facility that are within those respective 60-day and 30-day periods (the “Free Finance Period”) do not accrue interest and are presented as “Floor Plan Financing” in our balance sheet. To the extent that we have credit availability under the Credit Facility, we have the ability to extend the payment terms past the Free Finance Period for up to 120 days after original invoice date. Amounts extended past the Free Finance Period accrue interest and are presented as notes payable on our balance sheet.  No such amounts related to this Credit Facility were outstanding at June 30, 2009 or December 31, 2008.  The interest rate of the Credit Facility is the prime rate plus 0.5% (3.75% at June 30, 2009) and the interest rate of the Acquisition Facility is the prime rate plus 2.0% (5.25% at June 30, 2009).

As defined in the Credit Facility there are restrictive covenants measured at each quarter and year-end regarding minimum tangible net worth, maximum debt to tangible net worth ratio, minimum working capital and a minimum current ratio. At June 30, 2009, we were in compliance with the loan covenants and we anticipate that we will be able to comply with the loan covenants during the next twelve months. If we violate any of the loan covenants, we would be required to seek waivers from CPC for those non-compliance events. If CPC refused to provide waivers, the amount due under the Credit Facility could be accelerated and we could be required to seek other sources of financing.

Cash Flows. During the six months ended June 30, 2009, our cash increased by $2,244. Operating activities provided cash of $6,637, investing activities used $307, and financing activities used $4,086.

Operating Activities. Operating activities provided $6,637 in the six months ended June 30, 2009, as compared to providing cash of $697 in the comparable 2008 period. During the six months ended June 30, 2009, net income and noncash adjustments to net income provided cash of $2,548, which was offset by changes in asset and liability accounts using cash of $4,089.

Investing Activities. Investing activities used $307 in the six months ended June 30, 2009, compared to $3,609 used during the comparable period in 2008. Our 2009 investing activities consisted of capital expenditures of $254 and a security deposit of restricted cash under a lease agreement of $53.  Our investing activities in 2008 primarily consisted of the acquisition of Access Flow, Inc. ($2,598, including transaction costs) and capital expenditures ($1,001).   Capital expenditures in both years were primarily related to purchases of computer equipment and software, and to a lesser degree, leasehold improvements. During the next twelve months, we do not expect to incur significant capital expenditures requiring cash, except for acquisitions, for which we cannot predict the certainty or magnitude.  During the third quarter of 2009, additional purchase price consideration of $364 will be paid to AccessFlow for achievement of certain customer billing milestones during the twelve-month period ending June 30, 2009.  At the Company’s option, 50% of such additional consideration may be paid in the form of common stock. As further described in Note 4 to the condensed consolidated financial statements, the AccessFlow, NetTeks, VocalMash, and AdvancedNetworX acquisition agreements contain contingent payment provisions that may be earned in future periods.

Financing Activities. Financing activities used $4,086 in the six months ended June 30, 2009, as compared to providing $6,176 in the comparable period in 2008. Funds used in the six months ended June 30, 2009 were primarily from net payments under the floor plan financing ($4,066) and the issuance of stock under the employee stock purchase plan ($167).  The financing activities during the six months ended June 30, 2008 generated cash primarily from the issuance of common stock ($8,809, net of issuance costs), net borrowings under the floor plan financing ($3,017), the exercise of stock options ($827), and excess tax benefits from stock option exercises ($1,195), partially offset by the repayment of the Acquisition Facility ($6,000) and common stock repurchases ($1,536).

Critical Accounting Policies

In preparing our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with the Audit Committee of the Board of Directors.

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, stock-based compensation, goodwill impairment and income taxes have the greatest potential impact on our condensed consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

The following disclosure is provided as an enhancement to prior disclosures on accounting for goodwill and long-lived assets.  There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2009 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Goodwill

We test our recorded goodwill annually for impairment as of the end of our fiscal year as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with FASB Statement No. 142, Goodwill and Other Intangibles Assets (“SFAS 142”). Circumstances that could trigger an interim impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; or results of testing for recoverability of a significant asset group within a reporting unit.

 The goodwill impairment test consists of a two-step process.  Step 1 of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform Step 2 of the goodwill impairment test to determine the amount of impairment loss. Step 2 of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill against the carrying value of that goodwill.  In performing the first step of the impairment test, we reconcile the aggregate estimated fair value of our reporting units to our market capitalization (together with an implied control premium).

SFAS 142 requires the testing of goodwill for impairment be performed at a level referred to as a reporting unit. We currently have twelve reporting units based primarily on our geographical regions, of which eleven reporting units have goodwill assigned.  Goodwill is assigned based on (1) goodwill incurred in the purchase of the reporting unit and (2) goodwill allocated to reporting units existing at the time of an acquisition and directly benefiting from the business combination.

To estimate the fair value of our reporting units, we use the income approach and the market approach.  Once the fair value of each reporting unit is determined under each valuation method, we apply a weighting of 90% to the income approach and 10% to the market approach. We place greater reliance on the income approach because we believe the discounted cash flow projections are a more reliable methodology.

The income approach is based on a discounted cash flow analysis (“DCF”) and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on our most recent budget and for years beyond the budget, the estimates are based on assumed growth rates. We believe the assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital (“WACC”) of a market participant relative to each respective reporting unit. Such estimates are derived from our analysis of peer companies and considered the industry weighted average return on debt and equity from a market participant perspective for its reporting units.  Specific assumptions used were as follows:

	December 31, 2008	December 31, 2007
Weighted average cost of capital	28.4 - 28.7%	21.7 – 25.1%
Compound annual revenue growth rate for five years	(9.9) - 32.7%	13.8 – 22.1%
Terminal year stable growth rate	3.5 – 4.0%	4.0%

The market approach considers comparable market data based on multiples of revenue, gross profit, earnings before taxes, depreciation and amortization (“EBITDA”), and net income. We believe the assumptions used to determine the fair value of our respective reporting units are reasonable. If different assumptions were used, particularly with respect to forecasted cash flows, WACCs, or market multiples, different estimates of fair value may result and there could be the potential that an impairment charge could result. Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows. The valuation multiples calculated were as follows, where MVIC represents the market value of invested capital (market capitalization plus interest bearing debt):

	December 31, 2008	December 31, 2007
MVIC/Revenues	0.17x	N/A
MVIC/Gross profit	0.83x	1.1x
MVIC/EBITDA	4.75x	12.5x
Market cap/Net income	10.23x	16.2x

The 2008 impairment charges for the reporting units are primarily attributable to the assumption of higher discount rates and lower projected future cash flows as compared to those used in the annual impairment test performed in 2007. The higher discount rates for the three reporting units, which ranged from 28.4% to 28.7% compared to 21.7% to 25.1% used the previous year, reflect an increase in the risks inherent in the estimated future cash flows and the higher rate of return a market participant would require based on the current macro-economic environment.

As of December 31, 2008, the North Texas, Central Texas, Federal, and National reporting units with goodwill totaling $1,940, had estimated fair values exceeding their carrying values by a minimum of 70 percent. The Southwest, Gulf Coast, and Southern California reporting units with goodwill totaling $4,323, had estimated fair values exceeding their carrying values by 9 to 15 percent. The NetTeks and VocalMash reporting units with goodwill totaling $504 had carrying values that approximated fair value as these reporting units were recently acquired. Lastly ,the Northwest, New England, and Northern California reporting units with goodwill totaling $5,983, had estimated fair values which approximated their carrying values as a result of the impairment charge recorded at December 31, 2008.  During 2009 the National reporting unit was merged into the Gulf Coast reporting unit and the NetTeks reporting unit was merged into the New England reporting unit.

With the exception of potential regional economic differences, the fair value of all of our reporting units are primarily affected by the forecasted demand and spending on technology products in our principal markets which are:  network infrastructure, unified communications and data center products and services.  Some of the inherent assumptions and estimates used in determining the estimated fair value of these reporting units are outside the control of management, including interest rates, cost of capital, and tax rates.  It is possible that changes in circumstances, existing at the measurement date or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, may result in an impairment charge of a portion or all of the goodwill amounts previously noted.  If we record an impairment charge, our financial position and results of operations could be adversely affected.

For illustrative purposes, had the December 31, 2008 fair values of each reporting unit been lower by 10%, an additional goodwill impairment charge of $2,108 would have been recorded. Our goodwill balance was $12,751 as of December 31, 2008 and $16,603 at December 31, 2007.

There were no events or changes in circumstances in the first or second quarter of 2009 that required an interim impairment test. In making this assessment, we relied on a number of factors including market value of our common stock, actual and forecasted operating cash flows, and business plans in comparison to the operating forecast on which the previous impairment test was based.  The actual operating income for the six-month period ended June 30, 2009 of the Federal, New England and Gulf Coast reporting units has trailed the impairment test forecasted operating income.  During the second and third quarters of 2009, we made several strategic changes, including replacing key personnel, reducing headcount, and consolidating facilities designed to improve performance in future periods and mitigate operating forecast shortfalls.  At this time we believe it is more likely than not that the fair value of these reporting units is greater than their carrying value. However, we can provide no assurance that future goodwill impairments will not occur.

Impairment of Long-Lived Assets

We record impairment losses on long-lived assets, such as amortizable intangible assets and property and equipment, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  Evaluation of long-lived assets for impairment is performed at the asset group level, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.  Our asset group level corresponds to the same level as the reporting units used in our goodwill impairment testing.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of certain members of our management, including our Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, we and our management have concluded that our disclosure controls and procedures were not effective as of June 30, 2009, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting as described below.

Material Weaknesses in Internal Control over Financial Reporting and Status of Remediation Efforts

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected in a timely basis.

We did not maintain effective internal controls over the review of the services revenue accrual.   Specifically, during the three months ended June 30, 2009, a computational error was discovered in the calculation of the services revenue accrual at March 31, 2009.  Because of this deficiency, the services revenue accrual was overstated for the period ended March 31, 2009, by approximately $208,000, as more fully described in Note 10 to the condensed consolidated financial statements and which required a restatement of our condensed consolidated financial statements for the three months ended March 31, 2009.  Management has concluded that this deficiency represents a material weakness in internal control over financial reporting as of March 31, 2009.

We did not maintain effective controls over the application, monitoring and reporting of the appropriate accounting policies related to non-standard financing contracts.  Specifically, we did not consider or validate the significant facts and assumptions underlying our accounting conclusions related to the floor plan financing arrangement in a timely manner  This deficiency, which was identified during the three months ended June 30, 2009, resulted in  an error in the classification of our non-interest bearing floor plan amounts payable and which resulted in a restatement of our consolidated balance sheet and the related consolidated statement of cash flows for the two and three year periods ended December 31, 2008, respectively, as more fully described in Note 10 to the condensed consolidated financial statements included in the Form 10-Q for the quarter ended June 30, 2009.  This deficiency represents a material weakness in internal control over financial reporting as of December 31, 2008.

In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present in all material respects, our financial condition, results of operations, changes in shareholders’ equity and cash flows for the periods presented.

Management's Remediation Initiatives

To address the aforementioned material weakness in internal control related to the calculation of our service revenue accrual we have implemented or expect that our remediation efforts will include, but not be limited to, the following:

•	Require the final services revenue accrual report be compared and validated against the report subjected to detailed review and for this comparison to be subjected to supervisory review;

•	Modify access to underlying project reports to prevent changes to project data.

To address the aforementioned material weakness in internal control related to the review over the application and monitoring and reporting of the appropriate accounting policies related to non-standard financing contracts, our remediation efforts will include, but not be limited to, the following:

•	Consider, validate and document all significant facts and assumptions underlying our accounting conclusions related to such financing arrangement on a quarterly basis.

We anticipate these actions will improve our internal control over financial reporting and will address the related material weakness identified.   However, because the institutionalization of the internal control process requires repeatable process execution, and because this control relies extensively on manual review and approval, the successful execution of this control, for at least several periods, may be required prior to management being able to definitively conclude that the material weakness has been fully remediated.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 to condensed consolidated financial statements in Part I, Item 1, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 12, 2009, the Board of Directors authorized a new common stock repurchase plan of up to $2,000 of the Company’s common stock on or before October 31, 2009. The purchases are required to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements and other factors. The plan also requires the purchased shares to be retired as soon as practicable following the purchase. The plan does not obligate the Company to purchase any particular amount of common stock and could be suspended at any time at the Company’s discretion.  No shares of common stock were repurchased during the period May 12, 2009 to June 30, 2009.

Item 4. Submission of Matters to a Vote of Security Holders

See Item 8.01 to Form 8-K filed May 12, 2009 which is incorporated herein by reference as the results of matters submitted to a vote of security holders required as part of this report.

Item 6. Exhibits

See exhibit list in the Index to Exhibits, which is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INX Inc.

Date: August 14, 2009	By:	/s/ Brian Fontana,
Brian Fontana, Vice President and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From:
10.1	Seventh Amendment to INX Inc. Incentive Plan	Exhibit 10.1 to Form 8-K filed May 12, 2009.
10.2	First Amendment to Asset Purchase Agreement by and among INX Inc., NetTeks Technology Consultants, Inc., Ethan F. Simmons, Matthew J. Field, and Michael P. DiCenzo dated June 19, 2009.	Exhibit 10.1 to Form 8-K filed June 24, 2009.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith.
32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith.