Form 10-K/A
period 2008-12-31
INX Inc
filed 2009-09-02
CIK 1020017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-31949
INX Inc.
(Exact name of Registrant as specified in its charter)

Delaware	76-0515249
(State of Incorporation)	(I.R.S. Employer Identification No.)

6401 Southwest Freeway	77074
Houston, TX (Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (713) 795-2000

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $0.01	Nasdaq Global Market
Warrants to purchase common stock	Nasdaq Global Market

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

INX Inc. and Subsidiaries

FORM 10-K/A
For the Year Ended December 31, 2008

TABLE OF CONTENTS

NOTE:  Amounts are presented in thousands except share, per share, par value and percentages in all parts of this Form 10-K/A except in the Exhibits, unless otherwise stated.

EXPLANATORY NOTE

INX Inc. (the “Company”) is filing this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 initially filed with the Securities and Exchange Commission on March 10, 2009 (the “Original Filing”). This Amendment No. 1 reflects restatement of the consolidated financial statements as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006.  The restatement corrects the following errors:

·
The Company previously presented its floor plan financing balances as trade accounts payable because it believed that its principal vendor had a substantial investment in the floor plan financing company.  During the preparation of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, the Company became aware that the principal vendor had no ownership interest in its floor plan financing company.  Consequently, the Company is correcting its presentation of the floor plan balances in its Balance Sheets from trade accounts payable to floor plan financing and the related amounts in its Statements of Cash Flows from operating activities to financing activities.  The correction of the error has no effect on the previously reported Statements of Operations.  There is no impact to the Company's current liabilities or total liabilities as a result of this reclassification for each of the three years ended December 31, 2008.

·
In addition to the aforementioned correction, the Company is recording certain immaterial adjustments that increase pre-tax expense by $76 for the year ended December 31, 2008, of which $26 was previously recorded in the three months ended March 31, 2009.  The adjustments consisted of a pre-tax expense of $50 related to stock option modifications and pre-tax expense of $26 related to the accrual of outside contractor costs.

For a more detailed description of this restatement, see Note 16, Restatement of Previously Issued Financial Statements to the accompanying consolidated financial statements in Part II, Item 8 and Part II, Item 9A(T), Controls and Procedures, contained in this Form 10-K/A.

This Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates Items 6, 7, 8 and 9A(T) of Part II and Item 15 of Part IV of the original filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the original filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the original filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the original filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

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

General Information

Our corporate administrative headquarters are located at 6401 Southwest Freeway, Houston, Texas 77074, and our telephone number is (713) 795-2000. Our annual report on Form 10-K/A, quarterly reports on Form 10-Q and Form 10-Q/A, current reports on Form 8-K and all amendments to those reports are available without charge from us on our website at http://www.INXI.com, as soon as reasonably practicable following the time they are filed with or furnished to the SEC. Reports filed with the SEC may also be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Beginning September 21, 2007, our common stock and warrants began trading on the Nasdaq Global Market. From April 24, 2006 to September 20, 2007, our common stock and warrants traded on the Nasdaq Capital Market. Trading of our common stock and warrants on the Nasdaq markets is under the symbols “INXI” and “INXIW”, respectively. From December 29, 2003 until April 23, 2006, our common stock has traded on the American Stock Exchange under the ticker symbol “ISR”. From June 8, 2004 until April 23, 2006, our warrants traded on the American Stock Exchange under the symbol “ISR.WS”.

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

	Column A	Column B	Column C
Number of Shares
	Number of Shares		Remaining Available
	to be Issued	Weighted Average	for Future Issuance
	Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options	Plans (Excluding Shares
	Warrants and Rights	Warrants and Rights	Reflected in Column A)
Equity incentive plans approved by shareholders	1,722,576	$4.61	125,780
Equity incentive plans not approved by shareholders	—	—	—
Totals	1,722,576	$4.61	125,780

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
(PERFORMANCE GRAPH)

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

	Year Ended December 31,
	2008(1)	2007(1)	2006(1)	2005(1)	2004
Operating Data:	(As Restated)
Revenue:	(3)
Products	$213,125	$180,311	$135,317	$94,570	$65,207
Services	46,032	27,656	20,696	12,749	6,280
Total	$259,157	$207,967	$156,013	$107,319	$71,487
Net income (loss) from continuing operations	$(12,751)	$3,652	$1,511	$(4,917)	$1,110
Net income (loss) per share from continuing operations:
Basic	$(1.56)	$0.52	$0.24	$(0.86)	$0.24
Diluted	$(1.56)	$0.45	$0.21	$(0.86)	$0.23
Income (loss) from discontinued operations, net of tax(2)	$37	$83	$(316)	$(2,967)	$420
Net income (loss)	$(12,714)	$3,735	$1,195	$(7,884)	$1,530
Balance Sheet Data:
Total assets	$87,294	$84,241	$62,520	$41,645	$41,139
Interest bearing borrowings under Credit Facility	—	6,000	4,350	2,464	8,122
Long-term debt (including current portion) from continuing operations	331	200	259	243	36
No cash dividends were declared or paid during the five years ended December 31, 2008
____________

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

(2)	The Stratasoft and Valerent subsidiaries were discontinued in 2005 as discussed further in Note 5 to consolidated financial statements in Part II, Item 8.

(3)	For a detailed description of this restatement see Note 16, Restatement of Previously Issued Financial Statements to the accompanying consolidated financial statements in Part II, Item 8.

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

Deferred Tax Assets.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to SFAS No. 109, “Accounting for Income Taxes,” become deductible. Management considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. During the fourth quarter of 2008, after giving consideration to the impairment charge, we established a full valuation allowance against the related deferred tax asset and all other temporary items totaling $4,031 as we determined it was more like than not that the assets would not be used to reduce future tax liabilities. During the fourth quarter of 2007, we reversed the valuation allowance related to the net operating loss carryforwards and other temporary items as we determined it was more likely than not that we would be able to use the assets to reduce future tax liabilities. The reversal resulted in recognition of an income tax benefit of $535 in 2007 and a corresponding increase in the deferred tax asset on the Consolidated Balance Sheet in Part II, Item 8.

Restatement. On August 12, 2009, management of the Company in consultation with the Audit Committee of the Board of Directors, determined that the our financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 required restatement.  This determination was made following a review which included the following:

·
We previously presented our floor plan financing balances as trade accounts payable because we believed that our principal vendor had a substantial investment in the floor plan financing company.  During the preparation of our Quarterly Report on Form 10-Q for the period June 30, 2009, we became aware that the principal vendor had no ownership interest in its floor plan financing company.  Consequently, we are correcting our presentation of the floor plan balances in our Balance Sheets from trade accounts payable to floor plan financing and the related amounts in our Statements of Cash Flows from operating activities to financing activities.  The error affects our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The correction of the error has no effect on the previously reported statements of operations.  There is no impact to our current liabilities or total liabilities as a result of this reclassification for each of the three years ended December 31, 2008.

·
In addition to the aforementioned correction, we are recording certain immaterial adjustments that increase pre-tax expense by $76 for the year ended December 31, 2008, of which $26 was previously recorded in the three months ended March 31, 2009.  The adjustments consisted of a pre-tax expense of $50 related to stock option modifications and pre-tax expense of $26 related to the accrual of outside contractor costs.

The effect of the aforementioned corrections on the consolidated financial statements as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007, and 2006 as previously filed on the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 are more fully described in Note 16 to the consolidated financial statements in Part II, Item 8.  The “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 7 have been restated to reflect the impact of the aforementioned errors.

Period Comparisons.  The following tables set forth, for the periods indicated, certain financial data derived from our consolidated statements of operations. Percentages shown in the table below are percentages of total revenue, except for the product and service components of cost of goods sold and gross profit, which are percentages of product and service revenue, respectively.

	Year Ended December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Revenue:	(As Restated)
Products	$213,125	82.2	$180,311	86.7	$135,317	86.7
Services	46,032	17.8	27,656	13.3	20,696	13.3
Total revenue	259,157	100.0	207,967	100.0	156,013	100.0
Gross profit:
Products	37,881	17.8	31,747	17.6	25,132	18.6
Services	13,250	28.8	7,900	28.6	5,365	25.9
Total gross profit	51,131	19.7	39,647	19.1	30,497	19.5
Selling, general and administrative expenses	48,784	18.8	36,152	17.4	28,710	18.4
Impairment charge	13,071	5.0	—	—	—	—
Operating (loss) income	(10,724)	(4.1)	3,495	1.7	1,787	1.1
Interest and other expense, net	16	—	79	—	232	0.1
Income tax expense (benefit)	2,011	(0.8)	(236)	(0.1)	44	—
Net (loss) income from continuing operations	(12,751)	(4.9)	3,652	1.8	1,511	1.0
Income (loss) from discontinued operations, net of taxes	37	—	83	—	(316)	(0.2)
Net (loss) income	$(12,714)	(4.9)	$3,735	1.8	$1,195	0.8

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

Gross Profit.  Total gross profit increased by $11,484, or 29.0%, to $51,131 from $39,647. Overall gross profit as a percentage of sales increased to 19.7% from 19.1%. Gross profit on product sales increased $6,134, or 19.3%, to $37,881 from $31,747 as a result of increased sales and, as a percentage of product sales, increased to 17.8% from 17.6%. Gross profit on services revenue increased $5,350 or 67.7% to $13,250 from $7,900 as a result of increased sales and gross profit as a percent of services revenue increased to 28.8% from 28.6%.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $12,632, or 34.9% to $48,784 from $36,152. As a percentage of total revenue, these expenses increased to 18.8% from 17.4%. The increase in selling, general and administrative expenses as a percentage of sales was due to 2008 fourth quarter charges for bad debt expense of $566, severance costs of $202, lawsuit settlement costs of $140, increased headcount in selling and administrative functions, and higher depreciation and amortization costs primarily due to acquisitions. The severance costs were a result of headcount reductions at December 31, 2008 to better align our cost structure with current market conditions.

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

Operating (Loss) Income.  Operating income decreased $14,219 to a loss of $10,724 from income of $3,495, primarily due to the $13,071 impairment charge discussed above and other 2008 fourth quarter charges discussed under selling, general and administrative expenses.

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

Net (Loss) Income.  Net income decreased $16,449 to a net loss of $12,714 from net income of $3,735, primarily due to the impairment charge of $13,071 discussed above, the recording of a deferred tax assets valuation allowance in 2008 and other 2008 fourth quarter charges discussed under selling, general and administrative expenses.

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

	2008				2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue:	(As Restated)	(As Restated)
Products	$51,628	$59,576	$51,430	$50,491	$48,621	$45,222	$46,918	$39,550
Services	11,953	12,366	12,561	9,152	7,978	6,776	6,809	6,093
Total revenue	$63,581	$71,942	$63,991	$59,643	$56,599	$51,998	$53,727	$45,643
Gross profit:
Products	$8,841	$10,067	$9,766	$9,207	$8,753	$7,887	$7,889	$7,218
Services	3,065	3,259	3,986	2,940	2,789	1,666	2,156	1,289
Total gross profit	11,906	13,326	13,752	12,147	11,542	9,553	10,045	8,507
Selling, general and administrative expenses	13,934	12,595	11,871	10,384	10,395	8,543	9,042	8,172
Impairment charge	13,071	—	—	—	—	—	—	—
Operating income (loss)	(15,099)	731	1,881	1,763	1,147	1,010	1,003	335
Interest and other (income) expense, net	(49)	(106)	98	73	79	17	(41)	24
Income tax expense (benefit)	182	466	680	683	(257)	7	7	7
Net income (loss) from continuing operations	(15,232)	371	1,103	1,007	1,325	986	1,037	304
Income (loss) from discontinued operations, net of taxes	14	9	10	4	(14)	38	(3)	62
Net income (loss)	$(15,218)	$380	$1,113	$1,011	$1,311	$1,024	$1,034	$366
Income (loss) from continuing operations per share:
Basic	$(1.75)	$0.04	$0.15	$0.13	$0.18	$0.14	$0.15	$0.04
Diluted	$(1.75)	$0.04	$0.13	$0.12	$0.16	$0.12	$0.13	$0.04
Net income (loss) per share:
Basic	$(1.76)	$0.04	$0.15	$0.13	$0.17	$0.14	$0.15	$0.05
Diluted	$(1.76)	$0.04	$0.13	$0.12	$0.16	$0.13	$0.13	$0.05
Shares used in computing net income (loss) per share:
Basic	8,655,761	8,746,691	7,579,303	7,550,904	7,499,620	7,081,511	6,862,538	6,662,839
Diluted	8,655,761	9,338,353	8,281,715	8,242,191	8,408,437	8,037,221	7,817,371	7,729,681

As more fully described in Note 16 to the consolidated financial statements in Part II, Item 8, certain immaterial correcting adjustments were recorded affecting the third and fourth quarters of 2008 which increased pre-tax expense by $50 and $26, respectively.  The third quarter 2008 adjustment was related to stock option modifications and the fourth quarter 2008 adjustment was related to the accrual of outside contractor costs.

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

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are collections from our accounts receivable and our credit facility with Castle Pines Capital (the “Credit Facility”), which we believe are sufficient to meet our short-term and long-term liquidity requirements. We use the Credit Facility to finance the majority of our purchases of inventory, and to provide working capital when our cash flow from operations is insufficient. In 2008, we eliminated borrowings under the interest-bearing portion of our Credit Facility. Our working capital increased to $14,173 at December 31, 2008 from $9,833 at December 31, 2007 as a result of improved operating results excluding noncash charges and the registered direct offering discussed below.

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

Accounts Receivable.  The timing of our collection of accounts receivable is a significant influence on our cash flow from operations. We typically sell our products and services on short-term credit terms. We try to minimize our credit risk by performing credit checks, obtaining letters of credit in certain instances, and conducting our own collection efforts. Our accounts receivable, net of allowance for doubtful accounts, were $52,866 and $45,128 at December 31, 2008 and 2007, respectively. The increase in accounts receivable was attributable to significantly higher sales in the fourth quarter of 2008 compared to 2007 partially offset by improved collections.

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

Accounts Payable and Floor Plan Financing.  We rely on our Credit Facility to finance a substantial portion of our inventory purchases under terms ranging from 30 to 60 days. Credit Facility balances within terms are non-interest bearing and classified as floor plan financing in our balance sheet. Credit Facility balances outstanding in excess of terms are interest bearing and classified as notes payable in our balance sheet, of which there was no balance outstanding at December 31, 2008.  The total of accounts payable and floor plan financing were $45,172 and $37,186 at December 31, 2008 and 2007, respectively. The increase was attributable to significantly increased purchases directly related to increased sales in the fourth quarter of 2008 compared to 2007.

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

We use the Credit Facility to finance purchases of Cisco products from Cisco and from certain wholesale distributors. Cisco provides 60-day terms, and other wholesale distributors typically provide 30-day terms. Balances under the Credit Facility that are within those respective 60-day and 30-day periods (the “Free Finance Period”) do not accrue interest and are classified as floor plan financing in our balance sheet.

To the extent that we have credit availability under the Credit Facility, it gives us the ability to extend the payment terms past the Free Finance Period. Amounts extended past the Free Finance Period accrue interest and are classified as notes payable on our balance sheet, for which there was no balance outstanding at December 31, 2008. These extended payment balances under the Credit Facility accrue interest at the prime rate (3.25% at December 31, 2008) plus 0.5%.

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

Cash Flows.  During 2008, our cash increased by $1,597. Operating activities used $1,209, investing activities used $6,321 and financing activities provided $9,127.

Operating Activities.  Operating activities used $1,209 in 2008 as compared to providing $3,544 in 2007 and using cash of $16,688 in 2006. Adjustments for non-cash-related items in 2008 of $17,463 including $13,071 from an impairment charge, $2,667 from depreciation and amortization and $1,615 from share-based compensation, and deferred income tax expense of $535, partially offset by excess tax benefits from stock option exercises of $1,107. Changes in asset and liability accounts used $5,976. The most significant use was accounts receivable which used $8,279 due to increased sales.

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

Financing Activities.  Financing activities provided $9,127 in 2008 compared to providing $9,585 in 2007 and providing $18,492 in 2006. Financing activities in 2008 included common stock issued through a registered direct offering ($8,751), the proceeds of which were partially used to repay the 2007 borrowings for the Select, Inc. acquisition ($6,000). Net borrowings under floor plan financing provided cash of $7,530 in 2008, $6,481 in 2007, and $15,978 in 2006.  Borrowings under the Credit Facility used cash of $4,350 in 2007 and provided cash of $1,886 in 2006. There were no borrowings in 2008. Stock option holders exercised stock options, which provided cash of $831, $1,449, and $613 in 2008, 2007, and 2006, respectively.

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

As described in Note 16 to the consolidated financial statements, the consolidated balance sheets for 2008 and 2007 and the consolidated cash flow statements for 2008, 2007 and 2006 have been restated to reflect floor plan borrowing and repayments as financing cash flows.  The consolidated statement of operations for the year ended December 31, 2008 has also been restated to record two immaterial adjustments.

/s/  GRANT THORNTON LLP

Houston, Texas
March 4, 2009, except for Note 16,
as to which the date is September 2, 2009

INX INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,
	2008	2007
	(As Restated, Note 16)	(As Restated, Note 16)
ASSETS
Current Assets:
Cash and cash equivalents	$10,937	$9,340
Accounts receivable — trade, net of allowance of $735 and $470	52,866	45,128
Inventory, net	2,406	1,439
Deferred income taxes	—	2,100
Other current assets	1,275	2,062
Total current assets	67,484	60,069
Property and equipment, net of accumulated depreciation of $5,429 and $3,728	5,207	4,421
Goodwill	12,751	16,603
Intangible assets, net of accumulated amortization of $2,346 and $1,592	1,852	3,148
Total assets	$87,294	$84,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$91	$6,200
Current portion of capital lease obligations	77	—
Accounts payable	5,170	4,714
Floor plan financing	40,002	32,472
Accrued payroll and related costs	4,258	3,788
Accrued expenses	2,641	1,622
Other current liabilities	1,072	1,440
Total current liabilities	53,311	50,236
Long-term liabilities:
Long-term portion of capital lease obligations	163	—
Deferred income taxes	—	1,565
Other long-term liabilities	250	413
Total long-term liabilities	413	1,978
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 8,709,304 and 7,548,892 issued	87	75
Additional paid-in capital	50,742	36,497
Accumulated deficit	(17,259)	(4,545)
Total stockholders’ equity	33,570	32,027
Total liabilities and stockholders’ equity	$87,294	$84,241

The accompanying notes are an integral part of these consolidated financial statements

INX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and par value amounts)

	Year Ended December 31,
	2008	2007	2006
	(As Restated, Note 16)
Revenue:
Products	$213,125	$180,311	$135,317
Services	46,032	27,656	20,696
Total revenue	259,157	207,967	156,013
Cost of goods and services:
Products	175,244	148,564	110,185
Services	32,782	19,756	15,331
Total cost of goods and services	208,026	168,320	125,516
Gross profit	51,131	39,647	30,497
Selling, general and administrative expenses	48,784	36,152	28,710
Impairment charge	13,071	—	—
Operating (loss) income	(10,724)	3,495	1,787
Interest expense	(330)	(354)	(273)
Interest income	357	286	42
Other expense, net	(43)	(11)	(1)
(Loss) income from continuing operations before income taxes	(10,740)	3,416	1,555
Income tax expense (benefit)	2,011	(236)	44
Net (loss) income from continuing operations	(12,751)	3,652	1,511
(Loss) income from discontinued operations, net of taxes	37	83	(316)
Net (loss) income	$(12,714)	$3,735	$1,195
Net (loss) income per share:
Basic:
Net (loss) income from continuing operations	$(1.56)	$0.52	$0.24
(Loss) income from discontinued operations, net of taxes	—	0.01	(0.05)
Net (loss) income per share	$(1.56)	$0.53	$0.19
Diluted:
Net (loss) income from continuing operations	$(1.56)	$0.45	$0.21
(Loss) income from discontinued operations, net of taxes	—	0.02	(0.05)
Net (loss) income per share	$(1.56)	$0.47	$0.16
Shares used in computing net income (loss) per share:
Basic	8,133,165	7,026,623	6,318,674
Diluted	8,133,165	8,027,286	7,293,737

The accompanying notes are an integral part of these consolidated financial statements

INX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and par value amounts)

	$.01 Par Value		Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
			(As Restated, Note 16)	(As Restated, Note 16)	(As Restated, Note 16)
Balance at December 31, 2005	5,975,626	$60	$27,546	$(9,600)	$18,006
Cumulative effect of correction of accounting for professional fees as provided under SAB 108	—	—	—	125	125
Balance at January 1, 2006	5,975,626	60	27,546	(9,475)	18,131
Exercise of common stock options and other	332,859	3	610	—	613
Issuance of shares for Datatran acquisition	73,108	1	514	—	515
Issuance of shares as additional purchase price consideration for Network Architects acquisition	97,413	1	570	—	571
Issuance of shares as additional purchase price consideration for InfoGroup Northwest acquisition	122,544	1	750	—	751
Issuance of warrants	—	—	128	—	128
Common stock grant to employee	1,520	—	10	—	10
Share-based compensation expense related to employee stock options and employee restricted stock grants	—	—	470	—	470
Net income	—	—	—	1,195	1,195
Balance at December 31, 2006	6,603,070	66	30,598	(8,280)	22,384
Exercise of common stock options	591,011	6	1,443	—	1,449
Issuance of vested restricted common stock	4,928	—	—	—	—
Issuance of shares as additional purchase price consideration for Datatran acquisition	25,253	—	250	—	250
Issuance of shares as additional purchase price consideration for Network Architects, Corp. acquisition	75,000	1	676	—	677
Issuance of shares as purchase price consideration for Select, Inc. acquisition	243,556	2	2,580	—	2,582
Share-based compensation expense related to employee stock options and employee restricted stock grants	—	—	645	—	645
Share-based compensation expense related to directors’ stock grants	9,072	—	90	—	90
Excess tax benefit from stock option exercises	—	—	160	—	160
Issuance of warrants	—	—	86	—	86
Purchase and retirement of treasury stock resulting from grantee election to fund payroll taxes out of restricted stock grant	(1,198)	—	(13)	—	(13)
Repurchase and retirement of common stock	(1,800)	—	(18)	—	(18)
Net income	—	—	—	3,735	3,735
Balance at December 31, 2007	7,548,892	75	36,497	(4,545)	32,027
Issuance of common stock, net of issuance costs	900,000	9	8,742	—	8,751
Exercise of common stock options	151,624	2	829	—	831
Issuance of vested restricted common stock	50,265	—	—	—	—
Issuance of shares as additional purchase price consideration for Network Architects, Corp. acquisition	75,000	1	740	—	741
Issuance of shares as purchase price consideration and broker fees for Access Flow, Inc. acquisition	274,627	3	3,583	—	3,586
Issuance of shares as purchase price consideration for NetTeks Technology Consultants, Inc. acquisition	30,770	—	163	—	163
Issuance of shares as purchase price consideration for VocalMash acquisition	60,000	1	292	—	293
Share-based compensation expense related to employee stock options and employee restricted stock grants	—	—	1,422	—	1,422
Share-based compensation expense related to directors’ stock grants	7,443	—	90	—	90
Share-based compensation expense related to Employee Stock Purchase Plan	—	—	193	—	193
Issuance of common stock under the Employee Stock Purchase Plan	77,600	1	343	—	344
Excess tax benefit from stock option exercises	—	—	1,107	—	1,107
Issuance of common stock grant	6,000	—	26	—	26
Exercise of warrants	3,155	—	—	—	—
Purchase and retirement of treasury stock resulting from grantee election to fund payroll taxes out of restricted stock grant	(9,868)	—	(56)	—	(56)
Repurchase and retirement of common stock	(466,204)	(5)	(3,229)	—	(3,234)
Net loss	—	—	—	(12,714)	(12,714)
Balance at December 31, 2008	8,709,304	$87	$50,742	$(17,259)	$33,570

The accompanying notes are an integral part of these consolidated financial statements

INX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2008	2007	2006
	(As Restated, Note 16)	(As Restated, Note 16)	(As Restated, Note 16)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,714)	$3,735	$1,195
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(37)	(111)	316
Depreciation and amortization	2,667	1,659	1,178
Impairment charge	13,071	—	—
Deferred income tax expense (benefit)	535	(535)	—
Share-based compensation expense	1,615	653	415
Excess tax benefits from stock option exercises	(1,107)	(160)	—
Bad debt expense	541	268	63
Issuance of warrants	—	86	—
Issuance of stock grant	116	90	10
Loss on retirement of assets	43	12	9
Tax expense (benefit) from discontinued operations	19	28	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable, net	(8,279)	2,733	(17,584)
Inventory	(953)	156	(1,053)
Other current assets	758	130	(1,206)
Other assets	—	—	21
Accounts payable	456	(4,875)	(997)
Accrued expenses	1,437	(105)	837
Other current and long-term liabilities	605	(248)	792
Net cash (used in) provided by continuing operations	(1,227)	3,516	(16,004)
Net operating activities from discontinued operations	18	28	(684)
Net cash (used in) provided by operating activities	(1,209)	3,544	(16,688)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of acquisitions	(2,260)	(1,591)	(1,921)
Acquisition of Access Flow, Inc.	(2,550)	—	—
Acquisition of NetTeks Technology Consultants, Inc.	(1,440)	—	—
Acquisition of Select, Inc., net of $2,864 cash acquired	153	(3,375)	—
Acquisition of Datatran Network Systems	—	(250)	(1,000)
Acquisition of InfoGroup Northwest, Inc.	—	—	(751)
Acquisition of Network Architects, Corp.	—	—	(394)
Proceeds of sale of fixed assets	1	3	—
Transaction costs paid for acquisitions	(225)	(386)	(32)
Net cash used in investing activities of continuing operations	(6,321)	(5,599)	(4,098)
Net investing activities of discontinued operations	—	15	1,492
Net cash used in investing activities	(6,321)	(5,584)	(2,606)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	8,751	—	—
Proceeds from issuance of common stock for purchases under Employee Stock Purchase Plan	344	—	—
(Payments) borrowings under acquisition credit facility	(6,000)	6,000	—
Borrowings (payments) of short-term interest bearing credit facility, net	—	(4,350)	1,886
Borrowings under non-interest bearing floor plan financing, net	7,530	6,481	15,978
Proceeds from exercise of stock options	831	1,449	613
Excess tax benefits from stock option exercises	1,107	160	—
Proceeds from other short-term borrowings	460	472	407
Payments of other short-term borrowings	(601)	(531)	(391)
Debt issuance costs paid	—	(65)	—
Purchase of treasury stock resulting from grantee election	(61)	(13)	—
Purchase of common stock	(3,234)	(18)	—
Net cash provided by financing activities of continuing operations	9,127	9,585	18,493
Net financing activities of discontinued operations	—	—	(1)
Net cash provided by financing activities	9,127	9,585	18,492
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,597	7,545	(802)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,340	1,795	2,597
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,937	$9,340	$1,795

The accompanying notes are an integral part of these consolidated financial statements

INX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2008	2007	2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$256	$272	$219
Cash paid for income taxes	$156	$16	$14
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of Access Flow, Inc.:
Fair value of assets acquired	$6,582	$—	$—
Common stock issued	(3,586)	—	—
Capital lease obligation assumed	(272)	—	—
Transaction costs accrued	(16)	—	—
Acquisition of NetTeks Technology Consultants, Inc.:
Fair value of assets acquired	1,654	—	—
Common stock issued	(163)	—	—
Acquisition of VocalMash:
Fair value of assets acquired	293	—	—
Common stock issued	(293)	—	—
Acquisition of Select, Inc.:
Fair value of assets acquired	—	6,807	—
Common stock issued	—	(2,582)	—
Noncompete agreement liability	—	(450)	—
Transaction costs accrued	—	(50)	—
Acquisition of Datatran Network Systems:
Fair value of assets acquired	—	500	1,515
Common stock issued	—	(250)	(515)
Acquisition of Network Architects, Corp.:
Fair value of assets acquired	741	677	965
Common stock issued	(741)	(677)	(571)
Acquisition of InfoGroup Northwest, Inc.:
Fair value of assets acquired	—	—	1,502
Common stock issued	—	—	(751)
Obligation under software license agreement:
Fair value of asset acquired	—	—	775
Obligation incurred	—	—	(775)
Issuance of warrants in connection with sale of Stratasoft, Inc.	—	—	(128)

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

	Year Ended December 31,
	2008	2007
Revenues	$275,258	$257,745
Net (loss) income from continuing operations	$(12,212)	$3,682
Net (loss) income per share from continuing operations:
Basic	$(1.49)	$0.50
Diluted	$(1.49)	$0.44
Weighted average shares used in calculation:
Basic	8,215,756	7,361,250
Diluted	8,215,756	8,361,913

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

	VocalMash	NetTeks Technology Consultants, Inc.	Access Flow, Inc.	Select, Inc.	Datatran Network Systems	Network Architects, Corp.
Allocated acquisition cost:
Intangible assets:
Customer relationships, amortized from 2 to 10 years	$—	$513	$169	$2,489	$123	$151
Noncompete agreements, amortized from 3 to 5 years	7	340	556	704	45	91
Trademark, amortized from 3 to 5 years	—	214	319	—	—	—
Strategic relationships, amortized from 3 to 5 years	—	—	308	—	—	—
Backlog, amortized from 3 to 5 years	—	229	131	—	—	—
Cash	—	—	—	2,864	—	—
Accounts receivable	—	—	—	5,705	—	—
Inventory	—	9	5	429	25	—
Property and equipment	—	134	696	331	38	500
Other assets	—	—	—	31	5	4
Goodwill	286	218	4,414	4,489	1,841	6,014
Accounts payable and other liabilities assumed	—	(3)	(272)	(7,371)	—	—
Net assets acquired	293	1,654	6,326	9,671	2,077	6,760
Less: cash acquired	—	—	—	(2,864)	—	—
Net amount paid for acquisition	$293	$1,654	$6,326	$6,807	$2,077	$6,760

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

The decrease in gross carrying amount of customer lists and other intangibles from December 31, 2007 to December 31, 2008 was due to the $3,328 intangible asset impairment charge discussed further in Note 4, offset by intangibles acquired in the Access Flow, Inc., NetTeks Technology Consultants, Inc., and VocalMash acquisitions as discussed further in Note 3. Amortization expense totaled $754, $328 and $257 for 2008, 2007 and 2006, respectively.

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

	Year Ended December 31,
	2008	2007	2006
Numerator for basic and diluted earnings per share:
Net (loss) income from continuing operations	$(12,751)	$3,652	$1,511
Income (loss) from discontinued operations, net of taxes	37	83	(316)
Net (loss) income	$(12,714)	$3,735	$1,195
Denominator for basic earnings per share — weighted-average shares outstanding	8,133,165	7,026,623	6,318,674
Effect of dilutive securities:
Shares issuable from assumed conversion of common stock options and restricted stock	—	1,000,662	975,063
Denominator for diluted earnings per share — weighted-average shares outstanding	8,133,165	8,027,286	7,293,737

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

Inventory floor plan borrowings are reflected in floor plan financing in the accompanying consolidated balance sheets and no amounts are interest bearing in either consolidated balance sheets at December 31, 2008 and December 31, 2007. Borrowings accrue interest at the prime rate (3.25% at December 31, 2008) plus 0.5% on outstanding balances that extend beyond the vendor approved free interest period. At December 31, 2008, INX was in compliance with the loan covenants effective at that date and anticipates that it will be able to comply with its loan covenants for the next twelve months. In the event INX does not maintain compliance, it would be required to seek waivers from CPC for those events, which, if not obtained, could accelerate repayment and require INX to seek other sources of financing. At December 31, 2008, INX had $40,002 outstanding on inventory floor plan finance borrowings, and the unused availability was $3,125.

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

The total provision for income taxes for continuing operations during the years ended December 31, 2008, 2007 and 2006 varied from the U.S. federal statutory rate due to the following:

	Year Ended December 31,
	2008	2007	2006
Federal income tax at statutory rate	$(3,652)	$1,162	$761
Impairment of non-deductible goodwill and intangible assets	1,395	—	—
Meals and entertainment expenses	100	82	59
State taxes, net of federal tax benefit	(5)	110	19
Equity compensation	182	—	—
Other	(40)	43	15
Valuation allowance	4,031	(1,633)	(810)
Total expense (benefit) from continuing operations	$2,011	$(236)	$44

Net deferred tax assets computed at the statutory rate related to temporary differences were as follows:

	Year Ended December 31,
	2008	2007
Deferred tax assets:
Accounts and notes receivable	$824	$619
Closing and severance costs	85	23
Deferred service revenue	269	331
Share-based compensation	155	55
Accrued liabilities	1,409	1,396
Depreciation	45	—
Amortization of intangibles	1,559	—
Other	23	17
Net operating loss carryforward /tax credit carryforward	64	—
Total deferred tax assets	4,433	2,441
Less: Valuation allowance	(4,031)	—
Net deferred tax asset	402	2,441
Deferred tax liabilities:
Amortization of intangibles	—	(1,444)
Inventory reserves	(402)	(286)
Depreciation	—	(176)
Other	—	—
Total deferred tax liabilities	(402)	(1,906)
Net deferred tax asset (liability)	$—	$535

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to SFAS No. 109, “Accounting for Income Taxes,” become deductible. Management considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. During the fourth quarter of 2008, after giving consideration to the impairment charge, we established a full valuation allowance against the related deferred tax asset and all other temporary items totaling $4,031 as we determined it was more like than not that the assets would not be used to reduce future tax liabilities. During the fourth quarter of 2007, the Company reversed the valuation allowance related to the net operating loss carryforwards and other temporary items as the Company determined it was more likely than not that it would be able to use the assets to reduce future tax liabilities. The reversal resulted in recognition of an income tax benefit of $535 in 2007 and a corresponding increase in the deferred tax asset on the Consolidated Balance Sheet.

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

2000 Stock Incentive Plan — INX adopted the 2000 Stock Incentive Plan (the “2000 Incentive Plan”) as approved at the May 2000 annual shareholder’s meeting. At the May 13, 2008 shareholder’s meeting the 2000 Incentive Plan was amended to increase the number of shares of common stock available for stock option grants to 3,073,103. The 2000 Incentive Plan provides for the granting of incentive awards in the form of stock-based awards and cash bonuses in accordance with the provisions of the plan. All employees, including officers, and consultants and non-employee directors are eligible to participate in the 2000 Incentive Plan. Generally, the Compensation Committee has the discretion to determine the exercise price of each stock option under the 2000 Incentive Plan, and they expire within ten years of the grant date, except those classified as Incentive Stock Option (“ISO”) grants to a 10% or greater stockholder. ISO grants to a 10% or greater stockholder expire within five years of the grant date. The exercise price of each ISO grant may not be less than 100% of the fair market value of a share of common stock on the date of grant (110% in the case of a 10% or greater stockholder). Options granted under the 2000 Incentive Plan are subject to either cliff or graded vesting, generally ranging from three to ten years. At December 31, 2008, 125,780 shares were available for future option grants under the 2000 Incentive Plan.

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

Share-based compensation expense for employee stock purchases, restricted stock awards and stock options recognized under SFAS 123R for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Year Ended December 31,
	2008	2007	2006
	(Restated)
Cost of products and services — services	$265	$78	$57
Selling, general and administrative expenses	1,440	665	368
Share-based compensation from continuing operations before income taxes	1,705	743	425
Income tax benefit	—	—	—
Share-based compensation from continuing operations	1,705	743	425
Share-based compensation from discontinued operations	—	(8)	55
Total share-based compensation	$1,705	$735	$480
Impact of total share-based compensation on net income per share:
Basic	$(0.21)	$(0.10)	$(0.08)
Diluted	$(0.21)	$(0.09)	$(0.07)

Option Activity

A summary of the activity under the Company’s stock option plans for the year ended December 31, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	1,480,736	$4.83
Granted	20,000	7.59		$—
Exercised	(151,624)	5.48		$688
Canceled	(63,530)	8.27		$—
Options outstanding December 31, 2008	1,285,582	$4.63	5.51	$1,768
Options exercisable at December 31, 2008	948,782	$3.23	4.62	$1,768
Options vested and options expected to vest at December 31, 2008	1,173,424	$4.37	5.84	$1,767

The total intrinsic value of options exercised during the year ended December 31, 2008, 2007 and 2006 was $688, $5,376 and $1,682, respectively. The total grant-date fair value of stock options that became fully vested during the year ended December 31, 2008, 2007 and 2006 was approximately $677, $532 and $412, respectively. The weighted average grant-date fair value of options granted during the year ended December 31, 2008, 2007 and 2006 was $5.28, $6.41 and $4.46, respectively. As of December 31, 2008, there was $1,612 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based awards, which is expected to be recognized over a weighted-average period of 1.8 years.

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

16. Restatement of Previously Issued Financial Statements

On August 12, 2009, management of the Company in consultation with the Audit Committee of the Board of Directors, determined that the Company's financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 required restatement.  This determination was made following a review which included the following:

·
The Company previously presented its floor plan financing balances as trade accounts payable because it believed that its principal vendor had a substantial investment in the floor plan financing company.  During the preparation of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, the Company became aware that the principal vendor had no ownership interest in its floor plan financing company.  Consequently, the Company is correcting its presentation of the floor plan balances in its Balance Sheets from trade accounts payable to floor plan financing and the related amounts in its Statements of Cash Flows from operating activities to financing activities.  The error affects the Company’s Annual Report on Form 10-K for the three years ended December 31, 2008 and has no effect on the previously reported Statements of Operations.  There is no impact to the Company's current liabilities or total liabilities as a result of this reclassification for each of the three years ended December 31, 2008.

·
In addition to the aforementioned correction, we are recording certain immaterial adjustments that increase pre-tax expense by $76 for the year ended December 31, 2008, of which $26 was previously recorded in the three months ended March 31, 2009.  The adjustments consisted of a pre-tax expense of $50 related to stock option modifications and pre-tax expense of $26 related to the accrual of outside contractor costs.

The effect of the aforementioned corrections on the consolidated financial statements as of December 31, 2008 and 2007 and for the three years ended December 31, 2008 as previously filed on the Annual Report on Form 10-K for the year ended December 31, 2008 are disclosed below.

The following is a summary of the impact of the restatement on the Consolidated Balance Sheets as of  December 31, 2008, 2007, and 2006.

	December 31, 2008
	As Previously Reported	Restatement Adjustment	As Restated
Current Assets:
Cash and cash equivalents	$10,937		$10,937
Accounts receivable, net	52,866		52,866
Inventory, net	2,406		2,406
Other current assets	1,275		1,275
Total current assets	67,484		67,484
Property and equipment, net	5,207		5,207
Goodwill	12,751		12,751
Intangible and other assets, net	1,852		1,852
Total assets	$87,294	$—	$87,294

Current Liabilities:
Accounts payable	$45,172	$(40,002)	$5,170
Floor plan financing	—	40,002	40,002
Accrued expenses	6,873	26	6,899
Current portion of capital lease obligations	77		77
Notes payable	91		91
Other current liabilities	1,072		1,072
Total current liabilities	53,285	26	53,311
Long-term Liabilities:
Long-term portion of capital lease obligations	163		163
Other long-term liabilities	250		250
Total long-term liabilities	413		413
Stockholders’ Equity:
Common stock	87		87
Additional paid-in capital	50,692	50	50,742
Accumulated deficit	(17,183)	(76)	(17,259)
Total stockholders’ equity	33,596	(26)	33,570
Total liabilities and stockholders’ equity	$87,294	$—	$87,294

	December 31, 2007
	As Previously Reported	Restatement Adjustment	As Restated

Accounts payable	$37,233	$(32,519)	$4,714
Floor plan financing	—	32,472	32,472
Accrued expenses	1,575	47	1,622

	December 31, 2006
	As Previously Reported	Restatement Adjustment	As Restated

Accounts payable	$28,798	$(25,991)	$2,807
Floor plan financing	—	25,991	25,991

The following is a summary of the impact of the restatement on the statements of operations for the year ended  December 31, 2008.

	December 31, 2008
	As Previously Reported	Restatement Adjustment	As Restated
Revenue:
Products	$213,125		$213,125
Services	46,032		46,032
Total revenue	259,157		259,157
Cost of goods and services:
Products	175,244		175,244
Services	32,756	$26	32,782
Total cost of goods and services	208,000	26	208,026
Gross profit	51,157	(26)	51,131
Selling, general and administrative expenses	48,734	50	48,784
Impairment charge	13,071		13,071
Operating loss	(10,648)	(76)	(10,724)
Interest expense	(330)		(330)
Interest income	357		357
Other expense, net	(43)		(43)
Loss from continuing operations before income taxes	(10,664)	(76)	(10,740)
Income tax expense (benefit)	2,011		2,011
Net loss from continuing operations	(12,675)	(76)	(12,751)
Income from discontinued operations, net of taxes	37		37
Net loss	$(12,638)	$(76)	$(12,714)
Net loss per share:
Basic:
Net loss from continuing operations before minority interest	$(1.55)	$(0.01)	$(1.56)
Loss from discontinued operations, net of taxes	—	—	—
Net loss per share	$(1.55)	$(0.01)	$(1.56)
Diluted:
Net loss from continuing operations before minority interest	$(1.55)	$(0.01)	$(1.56)
Loss from discontinued operations, net of taxes	—	—	—
Net loss per share	$(1.55)	$(0.01)	$(1.56)
Shares used in computing net income (loss) per share:
Basic	8,133,165	7,026,623	8,133,165
Diluted	8,133,165	8,027,286	8,133,165

The following is a summary of the impact of the restatement on the statements of cash flows for the years ended  December 31, 2008, 2007, and 2006.

	Year Ended December 31, 2008
	As Previously Reported	Restatement Adjustment	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,638)	$(76)	$(12,714)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from discontinued operations	(37)		(37)
Depreciation and amortization	2,667		2,667
Impairment charge	13,071		13,071
Deferred income tax expense	535		535
Share-based compensation expense	1,565	50	1,615
Excess tax benefits from stock option exercises	—	(1,107)	(1,107)
Bad debt expense	541		541
Issuance of stock grant	116		116
Loss on retirement of assets	43		43
Tax expense from discontinued operations	19		19
Changes in assets and liabilities that provided (used) cash:
Accounts receivable, net	(8,279)		(8,279)
Inventory	(953)		(953)
Other current assets	758		758
Accounts payable	7,939	(7,483)	456
Accrued expenses	1,458	(21)	1,437
Other current and long-term liabilities	(502)	1,107	605
Net cash provided by (used in) continuing operations	6,303	(7,530)	(1,227)
Net operating activities from discontinued operations	18		18
Net cash provided by (used in) operating activities	6,321	(7,530)	(1,209)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of acquisitions	(2,260)		(2,260)
Acquisition of Access Flow, Inc.	(2,550)		(2,550)
Acquisition of NetTeks Technology Consultants, Inc.	(1,440)		(1,440)
Acquisition of Select, Inc., net of $2,864 cash acquired	153		153
Proceeds of sale of fixed assets	1		1
Transaction costs paid for acquisitions	(225)		(225)
Net cash used in investing activities	(6,321)		(6,321)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	8,751		8,751
Proceeds from issuance of common stock under Employee Stock Purchase Plan	344		344
Payments under acquisition credit facility	(6,000)		(6,000)
Borrowings under floor plan financing, net	—	7,530	7,530
Proceeds from exercise of stock options	831		831
Excess tax benefits from stock option exercises	1,107		1,107
Proceeds from other short-term borrowings	460		460
Payments of other short-term borrowings	(601)		(601)
Purchase of treasury stock resulting from grantee election	(61)		(61)
Purchase of common stock	(3,234)		(3,234)
Net cash provided by financing activities	1,597	7,530	9,127
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,597		1,597
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,340		9,340
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,937	$—	$10,937

Consolidated Statement of Cash Flows for the year ended December 31, 2007:

	December 31, 2007
	As Previously Reported	Restatement Adjustment	As Restated

Excess tax benefits from stock option exercises	$—	$(160)	$(160)
Accounts payable	1,653	(6,528)	(4,875)
Accrued expenses	(152)	47	(105)
Other current and long-term liabilities	(408)	160	(248)
Net cash provided by continuing operations	9,997	(6,481)	3,516
Net cash provided by operating activities	10,025	(6,481)	3,544
Borrowings under non-interest bearing floor plan financing, net	—	6,481	6,481
Net cash provided by financing activities of continuing operations	3,104	6,481	9,585
Net cash provided by financing activities	3,104	6,481	9,585

Consolidated Statement of Cash Flows for the year ended December 31, 2006:

	December 31, 2006
	As Previously Reported	Restatement Adjustment	As Restated

Accounts payable	$14,981	$(15,978)	$(997)
Net cash used in continuing operations	(26)	(15,978)	(16,004)
Net cash used in operating activities	(710)	(15,978)	(16,688)
Borrowings under non-interest bearing floor plan financing, net	—	15,978	15,978
Net cash provided by financing activities of continuing operations	2,515	15,978	18,493
Net cash provided by financing activities	2,514	15,978	18,492

Schedule II
Valuation and Qualifying Accounts
For Each of the Three Years Ended December 31, 2008
(Amounts in Thousands)

	Balance at Beginning of Year	Charges to Costs and Expenses	Write-offs	Recoveries	Other Changes	Balance at End of Year
Accumulated provision deducted from related assets on balance sheet Allowance for doubtful accounts:
2006	$161	$63	$5	$80	$—	$299
2007	299	268	117	—	20	470
2008	470	541	276	—	—	735

Note: amounts are reported for continuing operations only.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures (Restated)

In our Annual Report on Form 10-K for year ended December 31, 2008, originally filed on March 10, 2009 (the "Original Filing"), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2008.  In connection with our decision to restate our Annual Report on Form 10-K for the year ended December 31, 2008, as described in Note 16 to the consolidated financial statements in this Form 10-K/A, our management, including our Chief Executive Officer and Chief Financial Officer, performed a reevaluation and concluded that our disclosure controls and procedures were not effective as of December 31, 2008 as a result of material weaknesses in our internal control over financial reporting as discussed below.

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

We did not maintain effective controls over the application, monitoring and reporting of the appropriate accounting policies related to non-standard financing contracts.  Specifically, we did not consider or validate the significant facts and assumptions underlying our accounting conclusions related to the floor plan financing arrangement in a timely manner  This deficiency, which was identified during the three months ended June 30, 2009, resulted in  an error in the classification of our amounts payable under the floor plan financing arrangement and which resulted in a restatement of our consolidated balance sheets as of December 31, 2008 and 2007 and the related consolidated statements of cash flows for the three year periods ended December 31, 2008, as more fully described in Note 16 to the consolidated financial statements included in this Form 10-K/A for the year ended December 31, 2008.  This deficiency represents a material weakness in internal control over financial reporting as of December 31, 2008.

We did not maintain effective controls over the approval of modified grants of stock options and restricted stock in accordance with incentive plan provisions and the related application, monitoring and reporting of the appropriate accounting policies.  Specifically, we did not obtain approval of the Compensation Committee for modified grants of stock options and restricted stock in accordance with the requirements of the INX Incentive Plan.  We did not properly apply generally accepted accounting principles to modified grants of stock options and restricted stock in a timely manner.  This deficiency, which was identified during the three months ended June 30, 2009, resulted in an error in share-based compensation expense recognized as reflected in the restatement of our consolidated balance sheet as of December 31, 2008 and the related consolidated statements of operations and cash flows for the year ended December 31, 2008, as more fully described in Note 16 to the consolidated financial statements included in this Form 10-K/A for the year ended December 31, 2008.  This deficiency represents a material weakness in internal control over financial reporting as of December 31, 2008.

In the Original Filing, management concluded that our internal control over financial reporting was effective as of December 31, 2008. As a result of these material weaknesses, management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2008 based on criteria in Internal Control - Integrated Framework issued by the COSO.  Accordingly, management has restated its report on internal control over financial reporting.

In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present in all material respects, our financial condition, results of operations, changes in shareholder's equity and cash flows for the periods presented.

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

To address the aforementioned material weakness in internal control related to the controls over the approval of modified grants of stock options and restricted stock and the related application, monitoring and reporting of the appropriate accounting policies, our remediation efforts will include, but not be limited to, the following:

•
Submit any proposed grant modifications to the Compensation Committee or its properly authorized designee for approval and properly apply generally accepted accounting principles to such modified grants.

We anticipate these actions will improve our internal control over financial reporting and will address the related material weaknesses identified.  However, because the institutionalization of the internal control process requires repeatable process execution, and because these controls rely extensively on manual review and approval, the successful execution of these controls, for at least several periods, may be required prior to management being able to definitively conclude that the material weaknesses have been fully remediated.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2008, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

The certifications of INX's Principal Executive Officer and Principal Financial Officer attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K/A include, in paragraph 4 of such certifications, information concerning INX's disclosure controls and procedures and internal controls over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A(T) for a more complete understanding of the matters covered by such certifications.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B.  Other Information.

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K/A since we will file a definitive Proxy pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by this item regarding the Company’s directors is incorporated herein by reference to the sections entitled “PROPOSAL 1 — ELECTION OF DIRECTORS”, “EXECUTIVE COMPENSATION”, and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders (“Proxy Statement”).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, September 2, 2009.

INX INC.
(Registrant)

By:	/s/ JAMES H. LONG
James H. Long
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JAMES H. LONG	Chief Executive Officer and Chairman of the Board of Directors	September 2, 2009
James H. Long

/s/ BRIAN FONTANA	Vice President and Chief Financial Officer	September 2, 2009
Brian Fontana

/s/ LARRY LAWHORN	Controller and Chief Accounting Officer	September 2, 2009
Larry Lawhorn

/s/ DONALD R. CHADWICK	Director	September 2, 2009
Donald R. Chadwick

/s/ CARY GROSSMAN	Director	September 2, 2009
Cary Grossman

/s/ JOHN B. CARTWRIGHT	Director	September 2, 2009
John B. Cartwright

EXHIBIT INDEX

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From:
3.1	Amended and Restated Bylaws of the Company	Exhibit 3.1 to Amendment 5 to Form S-1, Registration No. 333-09789, filed June 26, 1997
3.2	Certificate of Incorporation of the Company	Exhibit 3.2 to Amendment 1 to Form S-1, Registration No. 333-09789, filed September 19, 1996
3.3	Certificate of Amendment to Certificate of Incorporation of Allstar Systems, Inc., dated June 24, 1997	Exhibit 3.4 to Amendment 5 to Form S-1, Registration No. 333-09789, filed June 26, 1997
3.4	Certificate of Amendment to Certificate of Incorporation of Allstar Systems, Inc., dated March 5, 1999	Exhibit 3.3 to Form 8-A, Registration No. 001-31949, filed December 29, 2003
3.5	Certificate of Amendment to Certificate of Incorporation of Allstar Systems, Inc. dated July 10, 2000	Exhibit 3.4 to Form 8-A, Registration No. 001-31949, filed December 29, 2003
3.6	Certificate of Ownership and Merger	Exhibit 3.1 to Form 8-K, Registration No. 001-31949, dated January 6, 2006
4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Amendment 2 to Form S-1, Registration No. 333-09789, filed October 3, 1996
10.1	Amended & Restated Allstar Systems, Inc. 1996 Incentive Stock Plan, dated effective July 1, 1997	Exhibit 10.9 to Form 10-K Registration No. 001-31949, filed March 12, 2004
10.2	Amended & Restated I-Sector Corp. Stock Incentive Plan, dated effective July 28, 2003	Exhibit 10.10 to Form 10-K Registration No. 001-31949, filed March 12, 2004
10.3	Amended & Restated Internetwork Experts, Inc., Stock Incentive Plan dated effective August 1, 2003	Exhibit 10.11 to Form 10-K Registration No. 001-31949, filed March 12, 2004
10.4	First Amendment to I-Sector Corporation Incentive Plan	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated January 4, 2005
10.5	Second Amendment to I-Sector Corporation Incentive Plan, as amended and restated	Exhibit 10.2 to Form 8-K, Registration No. 001-31949, dated March 21, 2005
10.6	Third Amendment to I-Sector Corporation Incentive Plan	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated May 17, 2005
10.7	Fourth Amendment to I-Sector Corporate Incentive Plan	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed June 6, 2006
10.8	Fifth Amendment to I-Sector Corporate Incentive Plan	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed May 15, 2007
10.9	Sixth Amendment to I-Sector Corporate Incentive Plan	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed May 13, 2008
10.10	INX Inc. 2008 Employee Stock Purchase Plan	Exhibit 10.2 to Form 8-K, Registration No. 001-31949, filed May 13, 2008
10.11	Form of Employment Agreement by and between the Company and certain members of management	Exhibit 10.5 to Amendment 1 to Form S-1, Registration No. 333-09789, filed September 19, 1996
10.12	Employment Agreement by and between Allstar Systems, Inc. and James H. Long, dated August 15, 1996	Exhibit 10.3 to Form 10-K Registration No. 001-31949, filed March 12, 2004
10.13	Employment Agreement by and between I-Sector Corporation and Brian Fontana, dated December 20, 2004	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed December 20, 2004
10.14	Confidentiality Agreement by and between I-Sector Corporation and Brian Fontana, dated December 20, 2004	Exhibit 10.2 to Form 8-K, Registration No. 001-31949, filed December 20, 2004
10.15	Employment Agreement by and between I-Sector Corporation and Larry Lawhorn dated April 5, 2005	Exhibit 10.1 to Form 10-Q, Registration No. 001-31949, dated August 15, 2005

10.16	Form of Change in Control Retention Agreement	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated December 8, 2006
10.17	Form of First Amendment to Change in Control Retention Agreement	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated December 21, 2007
10.18	Credit Agreement by and among Castle Pines Capital LLC, I-Sector Corporation, Valerent, Inc., InterNetwork Experts, Inc., and Stratasoft, Inc. dated December 27, 2005	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated May 4, 2007
10.19	Credit Agreement by and among Castle Pines Capital LLC, INX, Inc., and Valerent, Inc. dated April 30, 2007	Exhibit 10.1 to Form 10-Q, Registration No. 001-31949, dated August 15, 2005
10.20	Acquisition Facility Amendment to Amended and Restated Credit Agreement by and among Castle Pines Capital LLC, and INX, Inc. dated August 1, 2007	Exhibit 10.2 to Form 10-Q, Registration No. 001-31949, dated August 6, 2007
10.21	Amended and Restated Financial Covenants Amendment to Amended and Restated Credit Agreement by and between INX Inc. and Castle Pines Capital LLC dated August 31, 2007	Exhibit 10.2 to Form 8-K, Registration No. 001-31949, filed September 4, 2007
10.22	Amendment and Joinder to Credit Agreement by and among Select, Inc. and Castle Pines Capital LLC dated August 31, 2007	Exhibit 10.3 to Form 8-K, Registration No. 001-31949, filed September 4, 2007
10.23	Amendment to Amended and Restated Credit Agreement by and among INX Inc., Select, Inc., and Castle Pines Capital LLC	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed June 4, 2008
10.24	Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.4 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.25	Amendment One, dated January 28, 2002 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.5 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.26	Amendment Two, dated November 21, 2002 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.6 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.27	Amendment Three, dated January 20, 2003 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.7 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.28	Amendment Four, dated January 16, 2004 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.8 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.29	Amendment Five, dated January 27, 2005 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.23 to Form 10-K, Registration No. 001-31949, dated March 27, 2006
10.30	Amendment Six, dated April 18, 2005 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.24 to Form 10-K, Registration No. 001-31949, dated March 27, 2006
10.31	Amendment Seven, dated March 2, 2006, to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.25 to Form 10-K, Registration No. 001-31949, dated March 27, 2006
10.32	Amendment Eight, dated March 20, 2006, to Systems Integrator Agreement by and between Cisco Systems, Inc. and INX Inc. (formerly Internetwork Experts, Inc.), dated November 13, 2001	Exhibit 10.26 to Form 10-K, Registration No. 001-31949, dated March 27, 2006
10.33	Amendment Nine, dated November 13, 2006, to Systems Integrator Agreement by and between Cisco Systems, Inc. and INX Inc. (formerly Internetwork Experts, Inc.), dated November 13, 2001	Exhibit 10.30 to Form 10-K, Registration No. 001-31949, dated March 7, 2008

10.34	Amendment Ten, dated January 25, 2007 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.37 to Form 10-K, Registration No. 001-31949, dated March 7, 2008
10.35	Amendment Eleven, dated April 10, 2007 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.38 to Form 10-K, Registration No. 001-31949, dated March 7, 2008
10.36	Amendment Twelve, dated December 13, 2007 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.39 to Form 10-K, Registration No. 001-31949, dated March 7, 2008
10.37	Amendment dated October 1, 2007, to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.40 to Form 10-K, Registration No. 001-31949, dated March 7, 2008
10.38	Stock Purchase Agreement by and among The Resource Group International Limited and INX Inc. dated January 26, 2006	Exhibit 2.1 to Form 8-K, Registration No. 001-31949, filed January 31, 2006
10.39	Stock Purchase Agreement by and among INX Inc., Dana Zahka, and All Other Shareholders of Select, Inc. dated August 31, 2007	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed September 4, 2007
10.40	Asset Purchase Agreement by and among INX Inc., Access Flow, Inc., Steve Kaplan and Gary Lamb dated June 6, 2008	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed June 9, 2008
10.41	Asset Purchase Agreement by and among INX Inc., NetTeks Technology Consultants, Inc., Ethan F. Simmons, Matthew J. Field, and Michael P. DiCenzo dated November 14, 2008	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed November 18, 2008
21.1	List of Subsidiaries of the Company	Exhibit 21.1 to Form 10-K, Registration No. 001-31949, dated March 10, 2009
23.1	Consent of Grant Thornton LLP	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith
99.1	Report of Independent Registered Public Accounting Firm	Filed herewith