Form 10-Q/A
period 2009-03-31
INX Inc
filed 2009-09-02
CIK 1020017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

INX Inc. and Subsidiaries
FORM 10-Q/A for the Quarter Ended March 31, 2009

INDEX

EXPLANATORY NOTE

INX Inc. (the “Company”) is filing this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 initially filed with the Securities and Exchange Commission on May 12, 2009 (the “Original Filing”). This Amendment No. 1 reflects restatement of the condensed consolidated financial statements as of March 31, 2009 and for the three month period ended March 31, 2009 and the notes related thereto as a result of the following:

·
During the performance of a routine internal audit, a computational error was discovered in the calculation of services revenue and related commission expense affecting the fiscal quarter ended March 31, 2009.  Correction of the error increased previously reported net loss by approximately $186,000 ($0.02 per share). The correction has no effect on the previously reported Statement of Cash Flows.

·
The Company previously presented its floor plan financing balances as trade accounts payable because it believed that its principal vendor had a substantial investment in the floor plan financing company.  During the preparation of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, the Company became aware that the principal vendor had no ownership interest in its floor plan financing company.  Consequently, the Company is correcting its presentation of the floor plan balances in its Balance Sheets from trade accounts payable to floor plan financing and the related amounts in its Statements of Cash Flows from operating activities to financing activities.   The correction of the error has no effect on the previously reported Statements of Operations.  There is no impact to the Company's current liabilities or total liabilities as a result of this reclassification at March 31, 2009 and 2008.

·
In addition to the aforementioned corrections, the Company is recording certain immaterial adjustments that decrease pre-tax expense by $13,000 as of and for the three-month period ended March 31, 2009.

For a more detailed description of these restatements, see Note 10, Restatement of Previously Issued Financial Statements to the accompanying unaudited condensed consolidated financial statements and Item 4T in Part I, Controls and Procedures, contained in this Form 10-Q/A.  Part I, Item 2, Management's Discussion and Analysis of Financial Condition has also been amended to reflect the effects of the restatement.

This Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates Items 1, 2 and 4T of Part I and Item 6 of Part II of the original filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the original filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the original filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the original filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(As Restated, Note 10)
Revenue:
Products	$44,566	$50,491
Services	12,767	9,152
Total revenue	57,333	59,643
Cost of products and services:
Products	36,122	41,284
Services	8,908	6,212
Total cost of products and services	45,030	47,496
Gross profit	12,303	12,147
Selling, general and administrative expenses	12,728	10,384
Operating (loss) income	(425)	1,763
Interest and other income (expense), net	12	(73)
(Loss) income from continuing operations before income taxes	(413)	1,690
Income tax expense	50	683
Net loss (income) from continuing operations	(463)	1,007
(Loss) income from discontinued operations, net of income taxes	(39)	4
Net (loss) income	$(502)	$1,011

Net (loss) income per share:
Basic:
(Loss) income from continuing operations	$(0.05)	$0.13
(Loss) income from discontinued operations, net of income taxes	(0.01)	—
Net (loss) income per share	$(0.06)	$0.13
Diluted:
(Loss) income from continuing operations	$(0.05)	$0.12
(Loss) income from discontinued operations, net of income taxes	(0.01)	—
Net (loss) income per share	$(0.06)	$0.12
Shares used in computing net (loss) income per share:
Basic	8,706,210	7,550,904
Diluted	8,706,210	8,242,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	March 31, 2009	December 31, 2008
	(As Restated, Note 10)	(As Restated, Note 10)
ASSETS
Current Assets:
Cash and cash equivalents	$8,681	$10,937
Accounts receivable, net of allowance of $629 and $735	46,502	52,866
Inventory, net	2,745	2,406
Other current assets	1,562	1,275
Total current assets	59,490	67,484
Property and equipment, net of accumulated depreciation of $5,896 and $5,429	4,998	5,207
Goodwill	12,751	12,751
Intangible and other assets, net of accumulated amortization of $2,531 and $2,346	1,667	1,852
Total assets	$78,906	$87,294

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable	$84	$91
Current portion of capital lease obligations	191	77
Accounts payable	5,108	5,170
Floor plan financing	31,512	40,002
Accrued expenses	6,864	6,899
Other current liabilities	782	1,072
Total current liabilities	44,541	53,311
Long-term Liabilities:
Long-term portion of capital lease obligations	308	163
Other long-term liabilities	317	250
Total long-term liabilities	625	413
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 8,802,835 and 8,709,304 shares issued	88	87
Additional paid-in capital	51,413	50,742
Accumulated deficit	(17,761)	(17,259)
Total stockholders’ equity	33,740	33,570
Total liabilities and stockholders’ equity	$78,906	$87,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	$.01 par value Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
			(As Restated, Note 10)	(As Restated, Note 10)
Balance at December 31, 2008	8,709,304	$87	$50,742	$(17,259)	$33,570
Issuance of vested restricted common stock	38,367	—	—	—	—
Share-based compensation expense related to employee stock options, employee restricted stock grants, and employee stock purchase plan	—	—	593	—	593
Issuance of common stock under employee stock purchase plan	83,470	1	166	—	167
Purchase and retirement of treasury stock resulting from grantee election to fund payroll taxes out of restricted stock grant	(8,840)	—	(22)	—	(22)
Purchase and retirement of common stock	(19,466)	—	(66)	—	(66)
Net loss	—	—	—	(502)	(502)
Balance at March 31, 2009	8,802,835	$88	$51,413	$(17,761)	$33,740

The accompanying notes are an integral part of these condensed consolidated financial statement.

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(As Restated, Note 10)	(As Restated, Note 10)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(502)	$1,011
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net loss (income) from discontinued operations	39	(4)
Depreciation and amortization	727	520
Share-based compensation expense for employee stock options, stock grants, and employee stock purchase plan	593	312
Excess tax benefits from stock option exercises	—	(601)
Loss on retirement of assets	22	15
Bad debt expense	(5)	(45)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	6,369	(119)
Inventory	(339)	(167)
Accounts payable	(62)	80
Other assets and liabilities	(535)	698
Net cash used in operating activities	6,307	1,700
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Select, Inc. purchase price adjustments	—	(54)
Capital expenditures	(125)	(563)
Net cash used in investing activities	(125)	(617)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under non-interest bearing floor plan financing, net	(8,490)	(1,779)
Proceeds from issuance of common stock for purchases under employee stock purchase plan	167	—
Proceeds from other short-term borrowings	—	251
Exercise of stock options	—	403
Excess tax benefits from stock option exercises	—	601
Purchase of common stock	(66)	(1,536)
Purchase of treasury stock resulting from grantee election	(22)	(3)
Payments on notes payable and capital lease obligations	(27)	(124)
Net cash provided by (used in) financing activities	(8,438)	(2,187)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,256)	(1,104)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,937	9,340
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,681	$8,236

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

Capital lease obligation:
Fair value of assets acquired	$279	$—
Capital lease obligation incurred	(279)	—

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

The accompanying unaudited financial data as of March 31, 2009 and for the three-month periods ended March 31, 2009 and 2008 has been restated for the following:

·
During the performance of a routine internal audit, a computational error was discovered in the calculation of services revenue and related commission expense affecting the fiscal quarter ended March 31, 2009.  Correction of the error increased previously reported net loss by approximately $186 ($0.02 per share). The correction has no effect on the previously reported Statement of Cash Flows.

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

·	In addition to the aforementioned corrections, the Company is recording certain immaterial adjustments that decrease pre-tax expense by $13 as of and for the three-month period ended March 31, 2009.

For a more detailed description of these restatements, see Note 10, Restatement of Previously Issued Financial Statements.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2009	2008
Numerator for basic and diluted earnings per share:
Net (loss) income from continuing operations	$(463)	$1,007
(Loss) income on disposal of discontinued operations, net of income taxes	(39)	4
Net (loss) income	$(502)	$1,011

Denominator for basic earnings per share — weighted-average shares outstanding	8,706,210	7,550,904
Effect of dilutive securities — shares issuable from assumed conversion of common stock options, restricted stock, and warrants	—	691,287
Denominator for diluted earnings per share — weighted-average shares outstanding	8,706,210	8,242,191

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

6. Share-Based Compensation

The Company recognized employee share-based compensation expense for stock option, restricted stock grants, and the employee stock purchase plan of $593 and $312 during the three months ended March 31, 2009 and 2008, respectively. The unrecognized compensation cost related to the Company's unvested stock options as of March 31, 2009 and 2008 was $1,352 and $2,039, respectively and is expected to be recognized over a weighted-average period of 1.7 years and 2.0 years, respectively.  The unrecognized compensation cost related to the Company's unvested restricted shares as of March 31, 2009 and 2008 was $3,394 and $1,766, respectively and is expected to be recognized over a weighted-average period of 3.7 years and 4.0 years, respectively.

7. Senior Credit Facility

The Company has a $60,000 maximum aggregate line of credit with Castle Pines Capital LLC (“CPC”) under a senior credit facility. The CPC senior credit facility is used primarily for inventory financing and working capital requirements.  At March 31, 2009, $31,512 was outstanding under the Facility and reported under floor plan financing, and the unused availability was $5,528.  At March 31, 2009, the Company was in compliance with the loan covenants of the senior credit facility.

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

10. Restatement of Previously Issued Financial Statements

On August 12, 2009, management of the Company in consultation with the Audit Committee of the Board of Directors, determined that the Company's financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 required restatement.  This determination was made following a review by the Company of the following:

·
During the performance of a routine internal audit, a computational error was discovered in the calculation of services revenue and related commission expense affecting the fiscal quarter ended March 31, 2009.  Correction of the error increased previously reported net loss by approximately $186 ($0.02 per share). The correction has no effect on the previously reported Statement of Cash Flows.

·
The Company previously presented its floor plan financing balances as trade accounts payable because it believed that its principal vendor had a substantial investment in the floor plan financing company.  During the preparation of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, the Company became aware that the principal vendor had no ownership interest in its floor plan financing company.  Consequently, the Company is correcting its presentation of the floor plan balances in its Balance Sheets from trade accounts payable to floor plan financing and the related amounts in its Statements of Cash Flows from operating activities to financing activities.   The correction of the error has no effect on the previously reported Statements of Operations.  There is no impact to the Company's current liabilities or total liabilities as a result of this reclassification as of December 31, 2008 or as of March 31, 2009 and 2008.

·	In addition to the aforementioned corrections, the Company is recording certain immaterial adjustments that decrease pre-tax expense by $13 as of and for the three-month period ended March 31, 2009.

The following is a summary of the impact of the restatement on unaudited condensed consolidated financial statements as of December 31, 2008 and March 31, 2009 and for the three-month periods ended March 31, 2009 and 2008.

Condensed Consolidated Statement of Operations for the three months ended March 31, 2009:

	As Previously Reported	Restatement Adjustment	As Restated
Revenue:
Products	$44,566		$44,566
Services	12,975	$(208)	12,767
Total revenue	57,541	(208)	57,333
Cost of products and services:
Products	36,122		36,122
Services	8,934	(26)	8,908
Total cost of products and services	45,056	(26)	45,030
Gross profit	12,485	(182)	12,303
Selling, general and administrative expenses	12,736	(8)	12,728
Operating loss	(251)	(174)	(425)
Interest and other income, net	12		12
Loss from continuing operations before income taxes	(239)	(174)	(413)
Income tax expense	51	(1)	50
Net loss from continuing operations	(290)	(173)	(463)
Loss from discontinued operations, net of income taxes	(39)		(39)
Net loss	$(329)	$(173)	$(502)

Net loss per share:
Basic:
Loss from continuing operations	$(0.03)	$(0.02)	$(0.05)
Loss from discontinued operations, net of income taxes	(0.01)		(0.01)
Net loss per share	$(0.04)	$(0.02)	$(0.06)
Diluted:
Loss from continuing operations	$(0.03)	$(0.02)	$(0.05)
Loss from discontinued operations, net of income taxes	(0.01)		(0.01)
Net loss per share	$(0.04)	$(0.02)	$(0.06)
Shares used in computing net loss per share:
Basic	8,706,210		8,706,210
Diluted	8,706,210		8,706,210

Condensed Consolidated Balance Sheet at March 31, 2009:

	As Previously Reported	Restatement Adjustment	As Restated
Current Assets:
Cash and cash equivalents	$8,681		$8,681
Accounts receivable, net	46,710	$(208)	46,502
Inventory, net	2,745		2,745
Other current assets	1,562		1,562
Total current assets	59,698	(208)	59,490
Property and equipment, net	4,998		4,998
Goodwill	12,751		12,751
Intangible and other assets, net	1,667		1,667
Total assets	$79,114	$(208)	$78,906

Current Liabilities:
Notes payable	$84		$84
Current portion of capital lease obligations	191		191
Accounts payable	36,620	$(31,512)	5,108
Floor plan financing	—	31,512	31,512
Accrued expenses	6,885	(21)	6,864
Other current liabilities	783	(1)	782
Total current liabilities	44,563	(22)	44,541
Long-term Liabilities:
Long-term portion of capital lease obligations	308		308
Other long-term liabilities	317		317
Total long-term liabilities	625		625
Stockholders’ Equity:
Common stock	88		88
Additional paid-in capital	51,350	63	51,413
Accumulated deficit	(17,512)	(249)	(17,761)
Total stockholders’ equity	33,926	(186)	33,740
Total liabilities and stockholders’ equity	$79,114	$(208)	$78,906

Consolidated Balance Sheet at December 31, 2008:

	December 31, 2008
	As Previously Reported	Restatement Adjustment	As Restated
Current Assets:
Cash and cash equivalents	$10,937		$10,937
Accounts receivable, net	52,866		52,866
Inventory, net	2,406		2,406
Other current assets	1,275		1,275
Total current assets	67,484		67,484
Property and equipment, net	5,207		5,207
Goodwill	12,751		12,751
Intangible and other assets, net	1,852		1,852
Total assets	$87,294	$—	$87,294

Current Liabilities:
Accounts payable	$45,172	$(40,002)	$5,170
Floor plan financing	—	40,002	40,002
Accrued expenses	6,873	26	6,899
Current portion of capital lease obligations	77		77
Notes payable	91		91
Other current liabilities	1,072		1,072
Total current liabilities	53,285	26	53,311
Long-term Liabilities:
Long-term portion of capital lease obligations	163		163
Other long-term liabilities	250		250
Total long-term liabilities	413		413
Stockholders’ Equity:
Common stock	87		87
Additional paid-in capital	50,692	50	50,742
Accumulated deficit	(17,183)	(76)	(17,259)
Total stockholders’ equity	33,596	(26)	33,570
Total liabilities and stockholders’ equity	$87,294	$—	$87,294

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2009:

	As Previously Reported	Restatement Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(329)	$(173)	$(502)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income from discontinued operations	39		39
Depreciation and amortization	727		727
Share-based compensation expense	580	13	593
Loss on retirement of assets	22		22
Bad debt expense	(5)		(5)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	6,161	208	6,369
Inventory	(339)		(339)
Accounts payable	(8,552)	8,490	(62)
Other assets and liabilities	(487)	(48)	(535)
Net cash (used in) provided by operating activities	(2,183)	8,490	6,307
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Select, Inc. purchase price adjustments	—		—
Capital expenditures	(125)		(125)
Net cash used in investing activities	(125)		(125)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under floor plan financing, net	—	(8,490)	(8,490)
Proceeds from issuance of common stock under employee stock purchase plan	167		167
Proceeds from other short-term borrowings	—		—
Exercise of stock options	—		—
Excess tax benefits from stock option exercises	—		—
Purchase of common stock	(66)		(66)
Purchase of treasury stock resulting from grantee election	(22)		(22)
Payments on notes payable and capital lease obligations	(27)		(27)
Net cash provided by (used in) financing activities	52	(8,490)	(8,438)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,256)		(2,256)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,937		10,937
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,681	$—	$8,681

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2008:

	As Previously Reported	Restatement Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,011		$1,011
Adjustments to reconcile net income to net cash used in operating activities:
Net (income) from discontinued operations	(4)		(4)
Depreciation and amortization	520		520
Share-based compensation expense for employee stock options, stock grants, and employee stock purchase plan	312		312
Excess tax benefits from stock option exercises	—	$(601)	(601)
Loss on retirement of assets	15		15
Bad debt expense	(45)		(45)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(119)		(119)
Inventory	(167)		(167)
Accounts payable	(1,746)	1,826	80
Other assets and liabilities	144	554	698
Net cash (used in) provided by operating activities	(79)	1,779	1,700
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Select, Inc. purchase price adjustments	(54)		(54)
Capital expenditures	(563)		(563)
Net cash used in investing activities	(617)		(617)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under floor plan financing, net	—	(1,779)	(1,779)
Proceeds from issuance of common stock under employee stock purchase plan	—		—
Proceeds from other short-term borrowings	251		251
Exercise of stock options	403		403
Excess tax benefits from stock option exercises	601		601
Purchase of common stock	(1,536)		(1,536)
Purchase of treasury stock resulting from grantee election	(3)		(3)
Payments on notes payable and capital lease obligations	(124)		(124)
Net cash used in financing activities	(408)	(1,779)	(2,187)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,104)		(1,104)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,340		9,340
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,236	$—	$8,236

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements, including the notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A and our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, as previously filed with the Securities and Exchange Commission. Amounts are presented in thousands except for share and per share data.

Special notice regarding forward-looking statements

This quarterly report on Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to future events or our future financial performance. Readers are cautioned that any statement that is not a statement of historical fact including, but not limited to, statements which may be identified by words including, but not limited to, “anticipate,” “appear,” “believe,” “could,” “estimate,” “expect,” “hope,” “indicate,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “seek,” “should,” “will,” “would,” and other variations or negative expressions thereof, are predictions or estimations and are subject to known and unknown risks and uncertainties. Numerous factors, including factors that we have little or no control over, may affect INX’s actual results and may cause actual results to differ materially from those expressed in the forward-looking statements contained herein. In evaluating such statements, readers should consider the various factors identified in our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission including the matters set forth in Item 1A. — “Risk Factors,” which could cause actual events, performance or results to differ materially from those indicated by such statements.

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

·
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

·
We previously presented our floor plan financing balances as trade accounts payable because we believed that our principal vendor had a substantial investment in the floor plan financing company.  During the preparation of our Quarterly Report on Form 10-Q for the period June 30, 2009, we became aware that the principal vendor had no ownership interest in its floor plan financing company.  Consequently, we are correcting our presentation of the floor plan balances in our Balance Sheets from trade accounts payable to floor plan financing and the related amounts in our Statements of Cash Flows from operating activities to financing activities.  The error affects our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009.  The correction of the error has no effect on the previously reported statements of operations.  There is no impact to our current liabilities or total liabilities as a result of this reclassification as of December 31, 2008 or as of March 31, 2009 and 2008.

·	In addition to the aforementioned corrections, we are recording certain immaterial adjustments that decrease pre-tax expense by $13 for the three-month period ended March 31, 2009.

The effect of the aforementioned corrections on the condensed consolidated financial statements as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008 are more fully described in Note 10 of the Notes to Condensed Consolidated Financial Statements.  The “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 2 has been restated to reflect the impact of the aforementioned errors.

Results Of Operations

Period Comparisons. The following tables set forth, for the periods indicated, certain financial data derived from our condensed consolidated statements of operations. Percentages shown in the table below are percentages of total revenue, except for the products and services components of gross profit, which are percentages of the respective product and service revenue.

Three Months Ended March 31, 2009 Compared To the Three Months Ended March 31, 2008

	Three Months Ended March 31,
	2009		2008
	Amount	%	Amount	%
	(As Restated, Note 10)
Revenue:
Products	$44,566	77.7	$50,491	84.7
Services	12,767	22.3	9,152	15.3
Total revenue	57,333	100.0	59,643	100.0
Gross profit:
Products	8,444	18.9	9,207	18.2
Services	3,859	30.2	2,940	32.1
Total gross profit	12,303	21.5	12,147	20.4
Selling, general and administrative expenses	12,728	22.2	10,384	17.4
Operating (loss) income	(425)	(0.7)	1,763	3.0
Interest and other income (expense), net	12	—	(73)	(0.2)
Income tax expense	50	0.1	683	1.1
Net (loss) income from continuing operations	(463)	(0.8)	1,007	1.7
(Loss ) income from discontinued operations, net of income taxes	(39)	(0.1)	4	—
Net (loss) income	$(502)	(0.9)	$1,011	1.7

Revenue. Total revenue decreased by $2,310, or 3.9%, to $57,333 from $59,643. Products revenue decreased $5,925, or 11.7% to $44,566 from $50,491. The decrease in products revenue was primarily due to our markets becoming increasingly affected by the continuing macroeconomic downturn in the United States.  We experienced lower revenue in the Northwest Region, National Division, Southwest Region, and Gulf Coast Region, partially offset by revenue from newly acquired locations in the New England Region and Northern California Region and increased products revenue from large projects in the Southern California and North Texas Regions. Services revenue increased $3,615 or 39.5% to $12,767 from $9,152. Services revenue increased in the majority of our Regions, led by increases in the Federal Division, Central Texas Region, Southwest Region, and Southern California Region, and the newly acquired locations in the New England Region and Northern California Region.

Gross Profit. Total gross profit increased by $156, or 1.3%, to $12,303 from $12,147. Gross profit as a percentage of revenue increased to 21.5% from 20.4%, due to higher products revenue margins and substantially higher 2009 services revenues as a percent of total revenues. Gross profit on the products sales component decreased $763 or 8.3%, to $8,444 from $9,207 and, as a percentage of sales, increased to 18.9% from 18.2%. Gross profit on services revenue increased $919 or 31.3% to $3,859 from $2,940 and gross profit as a percent of services revenue decreased to 30.2% from 32.1%. The services gross margin in both periods was within our target range of 30 to 35%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2,344, or 22.6% to $12,728 from $10,384. As a percentage of total revenue, these expenses increased to 22.2% in 2009 versus 17.4% in 2008. Increased 2009 expenses reflect selling, general and administrative expenses of the operations acquired in the NetTeks, AccessFlow, and VocalMash  acquisitions, additional sales and administrative personnel costs from headcount increases, and substantially higher audit and tax costs.

Operating (Loss) Income. Operating income decreased $2,188 to a loss of $425 from income of $1,763, primarily due to lower sales and proportionately higher selling, general and administrative expenses partially offset by higher gross margins.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $85 to income of $12 from expense of $73, primarily due to the elimination of borrowings under our senior credit facility in June 2008.

Income Tax Expense. Income tax expense decreased by $633 to $50 from $683, primarily due to lower 2009 pretax income.  An income tax benefit was not recognized for the 2009 loss due to the corresponding valuation allowance recorded as discussed further under “Deferred Tax Assets” below.

Net (Loss) Income. Net income decreased $1,513 to a loss of $502 from income of $1,011, primarily due to lower sales and proportionately higher selling, general and administrative expenses partially offset by higher gross margins and lower income tax expense.

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

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are collections from our accounts receivable and our credit facility with Castle Pines Capital LLC (the “Credit Facility”), which we believe are sufficient to meet our short-term and long-term liquidity requirements. We use the Credit Facility to finance the majority of our purchases of inventory and to provide working capital when our cash flow from operations is insufficient. Our working capital increased to $14,949 at March 31, 2009 from $14,173 at December 31, 2008, primarily due to improved collections of accounts receivable and lower products revenues as a percent of total revenues.

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

We use the Credit Facility to finance purchases of Cisco products from Cisco and from certain wholesale distributors. Cisco provides 60-day terms, and other wholesale distributors typically provide 30-day terms. Balances under the Credit Facility that are within those respective 60-day and 30-day periods (the “Free Finance Period”) do not accrue interest and are classified as floor plan financing in our balance sheet. To the extent that we have credit availability under the Credit Facility, it gives us the ability to extend the payment terms past the Free Finance Period. Amounts extended past the Free Finance Period accrue interest and are classified as notes payable on our balance sheet, for which there was no balance outstanding at either March 31, 2009 or December 31, 2008.  The interest rate of the Credit Facility is the prime rate plus 0.5% (3.75% at March 31, 2009) and the interest rate of the Acquisition Facility is the prime rate plus 2.0% (5.25% at March 31, 2009).

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

Cash Flows. During the three months ended March 31, 2009, our cash decreased by $2,256. Operating activities provided cash of $6,307, investing activities used $125, and financing activities used $8,438.

Operating Activities. Operating activities provided $6,307 in the three months ended March 31, 2009, as compared to providing cash of $1,700 in the comparable 2008 period. During the three months ended March 31, 2009, net income and noncash adjustments to net income provided cash of $874 and changes in asset and liability accounts provided cash of $5,433, primarily due to reduced accounts receivable resulting from lower sales.

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

Financing Activities. Financing activities used $8,438 in the three months ended March 31, 2009, as compared to using $2,187 in the comparable period in 2008. Funds used in the three months ended March 31, 2009 were primarily from net payments under the floor plan financing ($8,490).  The funds used in the comparable 2008 period were primarily from net payments under the floor plan financing ($1,779) and to purchase common stock under the common stock repurchase program discussed in Part II, Item 2 ($1,536), partially offset by cash generated from the exercise of stock options ($403) and excess tax benefits from stock option exercises ($601).

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures (Restated)

In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, originally filed on May 12, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2009.  In connection with our decision to restate our Quarterly Report on Form 10-Q for the three month period ended March 31, 2009, as described in Note 10 to the condensed consolidated financial statements of this Form 10-Q/A, our management, including our Chief Executive Officer and Chief Financial Officer, performed a reevaluation and concluded that our disclosure controls and procedures were not effective as of March 31, 2009 as a result of the material weaknesses in our internal control over financial reporting as discussed below.

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

We did not maintain effective controls over the application, monitoring and reporting of the appropriate accounting policies related to non-standard financing contracts.  Specifically, we did not consider or validate the significant facts and assumptions underlying our accounting conclusions related to the floor plan financing arrangement in a timely manner  This deficiency, which was identified during the three months ended June 30, 2009, resulted in an error in the classification of our amounts payable under the floor plan financing arrangement and which resulted in a restatement of our consolidated balance sheets as of December 31, 2008 and 2007 and March 31, 2009 and the related consolidated statements of cash flows for the three year periods ended December 31, 2008 and three months ended March 31, 2009, as more fully described in Note 10 to the condensed consolidated financial statements included in the Form 10-Q for the quarter ended June 30, 2009.  This deficiency represents a material weakness in internal control over financial reporting as of December 31, 2008.

We did not maintain effective controls over the approval of modified grants of stock options and restricted stock in accordance with incentive plan provisions and the related application, monitoring and reporting of the appropriate accounting policies.  Specifically, we did not obtain approval of the Compensation Committee for modified grants of stock options and restricted stock in accordance with the requirements of the INX Incentive Plan.  We did not properly apply generally accepted accounting principles to modified grants of stock options and restricted stock in a timely manner.  This deficiency, which was identified during the three months ended June 30, 2009, resulted in an error in share-based compensation expense recognized as reflected in the restatement of our consolidated balance sheets as of December 31, 2008 and March 31, 2009 and the related consolidated statements of operations and cash flows for the year ended December 31, 2008 and three months ended March 31, 2009, as more fully described in Note 10 to the condensed consolidated financial statements included in Form 10-Q for the quarter ended June 30, 2009.  This deficiency represents a material weakness in internal control over financial reporting as of December 31, 2008.

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

We anticipate these actions will improve our internal control over financial reporting and will address the related material weaknesses identified.   However, because the institutionalization of the internal control process requires repeatable process execution, and because these controls rely extensively on manual review and approval, the successful execution of these controls, for at least several periods, may be required prior to management being able to definitively conclude that the material weaknesses has been fully remediated.

Changes in Internal Control over Financial Reporting

As described above with respect to the material weaknesses identified, there have been changes in our internal control over financial reporting during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INX Inc.

Date: September 2, 2009	By:	/s/ BRIAN FONTANA
Brian Fontana, Vice President and Chief Financial Officer

Index to Exhibits

ExhibitNo.	Description	Filed Herewith or Incorporated by Reference From:
10.1	Renewal Amendment, effective February 11, 2009, to the Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc. dated November 13, 2001	Exhibit 10.1 to Form 10-Q filed May 12, 2009.
10.2	2009 INX Named Executive Compensation Plan	Exhibit 10.2 to Form 10-Q filed May 12, 2009.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith.
32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith.