Form 10-Q
period 2009-09-30
INX Inc
filed 2009-11-12
CIK 1020017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2009 to September 30, 2009

Commission file number: 1-31949

INX Inc.
(Exact name of Registrant as specified in its charter)

Delaware	76-0515249
(State of incorporation)	(I.R.S. Employer Identification Number)

11757 Katy Freeway
Houston, Texas 77079
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

The Registrant has 9,020,541 shares of common stock outstanding as of November 4, 2009.

INX Inc. and Subsidiaries
FORM 10-Q for the Quarter Ended September 30, 2009

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2009	2008
		(As Restated, Note 10)
Revenue:
Products	$46,813	$59,576
Services	11,046	12,366
Total revenue	57,859	71,942
Cost of products and services:
Products	36,620	49,509
Services	8,272	9,107
Total cost of products and services	44,892	58,616
Gross profit	12,967	13,326
Selling, general and administrative expenses	13,284	12,595
Operating (loss) income	(317)	731
Interest and other income, net	83	106
(Loss) income from continuing operations before income taxes	(234)	837
Income tax expense	93	466
Net (loss) income from continuing operations	(327)	371
(Loss) income from discontinued operations, net of income taxes	(48)	9
Net (loss) income	$(375)	$380

Net (loss) income per share:
Basic:
(Loss) income from continuing operations	$(0.04)	$0.04
Loss from discontinued operations, net of income taxes	—	—
Net (loss) income per share	$(0.04)	$0.04
Diluted:
(Loss) income from continuing operations	$(0.04)	$0.04
Loss from discontinued operations, net of income taxes	—	—
Net (loss) income per share	$(0.04)	$0.04
Shares used in computing net (loss) income per share:
Basic	8,927,549	8,746,691
Diluted	8,927,549	9,338,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
		(As Restated, Note 10)
Revenue:
Products	$137,834	$161,497
Services	35,706	34,079
Total revenue	173,540	195,576
Cost of products and services:
Products	109,619	132,457
Services	25,926	23,894
Total cost of products and services	135,545	156,351
Gross profit	37,995	39,225
Selling, general and administrative expenses	38,337	34,850
Operating (loss) income	(342)	4,375
Interest and other income (expense), net	100	(65)
(Loss) income from continuing operations before income taxes	(242)	4,310
Income tax expense	212	1,829
Net (loss) income from continuing operations	(454)	2,481
(Loss) income from discontinued operations, net of income taxes	(104)	23
Net (loss) income	$(558)	$2,504

Net (loss) income per share:
Basic:
(Loss) income from continuing operations	$(0.05)	$0.31
Loss from discontinued operations, net of income taxes	(0.01)	—
Net (loss) income per share	$(0.06)	$0.31
Diluted:
(Loss) income from continuing operations	$(0.05)	$0.29
Loss from discontinued operations, net of income taxes	(0.01)	—
Net (loss) income per share	$(0.06)	$0.29
Shares used in computing net (loss) income per share:
Basic	8,818,793	7,958,966
Diluted	8,818,793	8,579,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$12,116	$10,937
Accounts receivable, net of allowance of $895 and $735	45,807	52,866
Inventory, net	1,681	2,406
Other current assets	1,408	1,275
Total current assets	61,012	67,484
Property and equipment, net of accumulated depreciation of $6,957 and $5,429	4,576	5,207
Goodwill	13,954	12,751
Intangible assets, net of accumulated amortization of $2,943 and $2,346	1,554	1,852
Other assets	53	—
Total assets	$81,149	$87,294

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$5,721	$5,170
Accounts payable - floor plan	31,294	40,002
Accrued expenses	6,910	6,899
Current portion of capital lease obligations	198	77
Notes payable	—	91
Other current liabilities	1,042	1,072
Total current liabilities	45,165	53,311
Long-term Liabilities:
Long-term portion of capital lease obligations	267	163
Other long-term liabilities	608	250
Total long-term liabilities	875	413
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 8,975,403 and 8,709,304 shares issued and outstanding	89	87
Additional paid-in capital	52,837	50,742
Accumulated deficit	(17,817)	(17,259)
Total stockholders’ equity	35,109	33,570
Total liabilities and stockholders’ equity	$81,149	$87,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	$.01 par value Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2008	8,709,304	$87	$50,742	$(17,259)	$33,570
Issuance of common stock under restricted stock grants	84,564	—	—	—	—
Issuance of common stock grants to directors	19,149	—	90	—	90
Issuance of common stock under employee stock purchase plan	161,928	2	324	—	326
Share-based compensation expense	—	—	1,524	—	1,524
Tax withholdings related to net share settlements of restricted stock awards	(16,156)	—	(60)	—	(60)
Purchase and retirement of common stock	(19,466)	—	(66)	—	(66)
Exercise of stock options	5,500	—	22	—	22
Excess tax benefit from stock option exercises	—	—	66	—	66
Issuance of shares as additional purchase price consideration and broker’s fees for Access Flow, Inc. acquisition	28,580	—	185	—	185
Issuance of shares as purchase price consideration for AdvancedNetworX, Inc. acquisition	2,000	—	10	—	10
Net loss	—	—	—	(558)	(558)
Balance at September 30, 2009	8,975,403	$89	$52,837	$(17,817)	$35,109

The accompanying notes are an integral part of this condensed consolidated financial statement.

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:		(As Restated, Note 10)
Net (loss) income	$(558)	$2,504
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net loss (income) from discontinued operations	104	(23)
Tax expense from discontinued operations	—	7
Depreciation and amortization	2,310	1,766
Share-based compensation expense	1,614	1,205
Excess tax benefits from stock option exercises	(66)	(1,590)
Loss on retirement of assets	35	27
Bad debt expense	260	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	6,799	(5,949)
Inventory	725	(428)
Accounts payable	551	(292)
Other assets and liabilities	(421)	4,702
Net cash provided by operating activities	11,353	1,929
CASH FLOWS FROM INVESTING ACTIVITIES, net of effect of acquisitions:
Acquisition of AdvancedNetworX, Inc.	(465)	—
Acquisition of Access Flow, Inc.	(209)	(2,500)
Acquisition of Select, Inc.	(25)	10
Transaction costs paid for acquisitions	—	(161)
Proceeds from sale of property and equipment	8	—
Increase in restricted cash for lease deposit	(53)	—
Capital expenditures	(813)	(1,785)
Net cash used in investing activities	(1,557)	(4,436)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments) borrowings under floor plan financing, net	(8,708)	5,813
Proceeds from issuance of common stock under registered direct offering	—	8,870
Proceeds from issuance of common stock under employee stock purchase plan	326	164
Payment of short-term credit facility	—	(6,000)
Exercise of stock options	22	827
Excess tax benefits from stock option exercises	66	1,590
Purchase of common stock	(66)	(2,096)
Tax withholdings related to net share settlements of restricted stock awards	(60)	(12)
Proceeds from other short-term borrowings	—	251
Payments on notes payable and capital lease obligations	(197)	(434)
Net cash (used in) provided by financing activities	(8,617)	8,973
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,179	6,466
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,937	9,340
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,116	$15,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

Capital lease obligation:
Cost of assets acquired	$297	$—
Capital lease obligation incurred	(297)	—

Acquisition of AdvancedNetworX, Inc.:
Fair value of assets acquired	1,142	—
Estimated additional purchase price accrued	(477)	—
Liabilities assumed and accrued	(190)	—
Common stock issued	(10)	—

Acquisition of Access Flow, Inc.:
Fair value of assets acquired	394	6,011
Common stock issued	(185)	(3,272)
Transaction costs and noncompete agreements accrued	—	(78)

Acquisition of Network Architects, Corp.:
Fair value of assets acquired	—	740
Common stock issued	—	(740)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The accompanying unaudited financial data as of September 30, 2009 and for the three-month and nine-month periods ended September 30, 2009 and 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2008 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary for a fair presentation of financial position as of September 30, 2009, results of operations for the three-month and nine-month periods ended September 30, 2009 and 2008, cash flows for the nine months ended September 30, 2009 and 2008, and stockholders’ equity for the nine months ended September 30, 2009, have been included. The results of the interim periods are not necessarily indicative of results for the full year or any future period.

During 2009, the Company adopted accounting for subsequent events requiring the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date. For the period ended September 30, 2009, the Company evaluated subsequent events from September 30, 2009 to November 12, 2009, the filing date with the Securities and Exchange Commission of this report on Form 10-Q.

3. Recent Accounting Pronouncements

During the third quarter of 2009, the Company adopted the codification of accounting hierarchy (the “Codification”). The Codification became the single source of authoritative Generally Accepted Accounting Principles (“GAAP”) in the United States, other than rules and interpretive releases issued by the United States Securities and Exchange Commission (“SEC”). The Codification reorganized GAAP into a topical format that eliminates the previous GAAP hierarchy and instead established two levels of guidance – authoritative and nonauthoritative. All non-grandfathered, non-SEC accounting literature that was not included in the Codification became nonauthoritative. The adoption of the Codification did not change previous GAAP, but rather simplified user access to all authoritative literature related to a particular accounting topic in one place. Accordingly, the adoption had no impact on the Company’s consolidated financial position and results of operations.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued “Multiple-Deliverable Revenue Arrangements”, amending guidance to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation.  Expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance are required. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company is currently evaluating the impact of adopting this provision.

In October 2009, the FASB issued “Certain Revenue Arrangements That Include Software Elements”, amending guidance to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Entities that sell joint hardware and software products that meet this scope exception will be required to follow this guidance, effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company is currently evaluating the impact of adopting this provision.

In April 2009, the FASB amended disclosure requirements regarding Fair Value of Financial Instruments to require additional disclosures about fair value of certain financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The amendment is effective for interim periods ending after June 15, 2009.  The Company does not have material financial instruments within the scope of the amendment.  The adoption of the amended disclosure requirements did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2009 the Company changed its method of determining whether instruments granted in share-based payment transactions are participating securities in response to changes in FASB interpretive guidance.  Subsequent to January 1, 2009, all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders are considered participating securities and the two-class method of computing basic and diluted EPS must be applied.  The changes did not have a material effect on the Company’s basic earnings per share.

In December 2007, the FASB revised accounting for business combinations to better represent the economic value of a business combination transaction. The revisions from the previous requirements include, but are not limited to: (1) acquisition costs are  recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition are  considered part of the liabilities acquired and measured at their fair value; all other contingencies are part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events are recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions)  recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree)  requires that excess to be recognized as a gain attributable to the acquirer. The Company adopted the revised guidance on January 1, 2009. All business combinations entered into after January 1, 2009 have been recorded in accordance with the revised guidance.

4. Acquisitions

The following acquisitions were consummated to improve the Company’s geographical presence and enhance its technical capabilities.

AdvancedNetworX

Under an Asset Purchase Agreement dated July 17, 2009 (the “Agreement”), the Company purchased the operations and certain assets, and assumed specified liabilities of AdvancedNetworX, Inc. (“AdvancedNetworX”).  AdvancedNetworX, a Raleigh, North Carolina-based network consulting organization founded in September 2007, generated revenue of approximately $1,700 for the 12 months ended June 30, 2009. The acquisition will create a presence for INX in the Mid Atlantic region.  The Company completed the acquisition simultaneously with the execution of the Agreement. The Agreement contains customary representations and warranties and requires AdvancedNetworX and its shareholders to indemnify the Company for certain liabilities arising under the Agreement, subject to certain limitations and conditions.

The consideration paid and liabilities assumed at closing pursuant to the Agreement totaled $665, consisting of (a) $465 in cash, (b) $156 in liabilities under customer contracts, (c) $34 in capital lease obligations assumed and (d) 2,000 shares of the Company’s common stock, $0.01 par value (the “Common Stock”), which are held in escrow under holdback provisions defined in the Agreement.  The Common Stock was valued at the share price on July 17, 2009, which was $5.08 per share totaling $10.  Transaction costs of $16 were expensed as incurred.

Additional purchase consideration is payable based on AdvancedNetworX’s branch office operating income contribution during each of the one-year periods ending July 31, 2010, July 31, 2011, and July 31, 2012.  The Agreement specifies the computation of additional purchase consideration earned including a minimum of zero and a maximum of $700 for each of the aforementioned periods.  At the Company’s option, up to 60% of such additional purchase price may be paid in the form of Common Stock. Estimated additional purchase consideration payable under the terms of the Agreement was recorded at fair value on the acquisition date in the amount of $477.  The estimated additional purchase consideration payable is classified as other long-term liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2009. The Company estimates such amounts will be earned during the one-year periods ending July 31, 2011 and 2012.  The estimated additional consideration will be remeasured to fair value at each reporting date until settled with changes in fair value recorded in selling, general and administrative expense.

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed:

Intangible assets:
Customer relationships, amortized over 2 years	$30
Noncompete agreements, amortized over 2 years	269
Property and equipment	59
Goodwill	784
Liabilities assumed	(540)
Fair value of estimated additional purchase price	(477)
Net assets acquired	$125

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets and is deductible for Federal income tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets were the expected benefits from increasing the Company’s national footprint with a developed workforce dedicated to engineering excellence.  Revenues and operating loss for the acquired operations of AdvancedNetworX were $333 and $155, respectively, in the accompanying condensed consolidated statements of operations for the three and nine month periods ended September 30, 2009.

Access Flow, Inc.

Under an Asset Purchase Agreement dated June 6, 2008 (the “APA”), the Company purchased the operations and certain assets, and assumed specified liabilities of Access Flow, Inc. (“AccessFlow”). AccessFlow is a Sacramento, California-based consulting organization focused on delivering VMware-based data center virtualization solutions, with revenues for the twelve months ended March 31, 2008 of approximately $10,500. The consideration paid at closing pursuant to the APA was (a) $2,450 in cash and (b) 262,692 shares of the Common Stock, of which 24,000 shares were placed in escrow under holdback provisions defined in the agreement. During the quarter ended September 30, 2009, shares held in escrow were released to AccessFlow after a reduction of 3,359 shares representing $34 for costs reimbursable under the APA escrow provisions.  The 3,359 shares returned from escrow were retired.  Upon the release of the remaining shares in escrow to AccessFlow, 1,032 shares in Company common stock representing $14 were issued to the broker of the transaction. The two shareholders of AccessFlow entered into five-year noncompete agreements at closing, which provide for payments to each in the aggregate amount of $50 in equal monthly installments of approximately $8 each per month over the six month period subsequent to closing.

Additional purchase price consideration valued at $377 was earned by AccessFlow for the achievement of certain customer billing milestones during the twelve-month period ending June 30, 2009.  The consideration consisted of a cash payment of $182 and issuance of 29,435 shares of the Company’s common stock with a value of $195.  The calculation of the number of shares of Company’s common stock was determined by dividing $182 by $6.18, the average closing price per share for the common stock as reported by Nasdaq for the five consecutive trading days prior to September 23, 2009. Additionally, cash of $9 and 1,472 shares valued at $10 were paid to the broker of the transaction.  The additional purchase price consideration and broker’s fee were recorded as goodwill.

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

The consideration paid at closing pursuant to the NetTeks APA was (a) $1,350 in cash and (b) 30,770 shares of the Common Stock, of which 15,385 common stock shares were held in escrow under holdback provisions defined in the NetTeks APA.  Additional purchase consideration is payable based on NetTeks’ branch office operating income contribution during the six month period ending December 31, 2009 and the year ending December 31, 2010. The NetTeks APA specifies the computation of additional purchase consideration earned including a minimum of zero and a maximum of $1,500 for the period ending December 31, 2009 and $1,700 for the period ending December 31, 2010. At the Company’s option, 50% of such additional purchase price may be paid in the form of Common Stock. Additional purchase consideration, if any, will be recorded as goodwill.

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

Pro Forma Summary

The following pro forma consolidated amounts give effect to the Company’s acquisition of AdvancedNetworX, AccessFlow, NetTeks, and VocalMash as if they had occurred January 1, 2008 and January 1, 2009. The pro forma consolidated amounts presented below are based on continuing operations. The pro forma consolidated amounts are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect and should not be construed as being representative of future operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$57,989	$75,907	$174,457	$210,863
Net (loss) income from continuing operations	$(359)	$342	$(888)	$1,964
Net (loss) income	$(407)	$514	$(992)	$2,495
Net (loss) income per share from continuing operations:
Basic	$(0.04)	$0.04	$(0.10)	$0.24
Diluted	$(0.04)	$0.04	$(0.10)	$0.23
Net (loss) income per share:
Basic	$(0.05)	$0.06	$(0.10)	$0.31
Diluted	$(0.05)	$0.05	$(0.10)	$0.29
Weighted average shares used in calculation:
Basic	8,927,893	8,839,461	8,851,011	8,051,736
Diluted	8,927,893	9,431,123	8,851,011	8,672,038

Select, Inc.

Under a Stock Purchase Agreement dated August 31, 2007 (the “SPA”), the Company purchased all issued and outstanding capital stock of Select, Inc. (“Select”). Located in Boston, Massachusetts, Select is a Cisco-centric solutions provider focused on delivering IP Telephony, IP Storage and network infrastructure solutions throughout New England with approximately $40,000 in annual revenues. Additional purchase consideration is payable if Select branch office revenue is greater than $53,000 and operating profit contribution is greater than or equal to $3,710 during the twelve-month period ending August 31, 2009.  The revenue and operating profit targets were not achieved and no payments were due under the SPA.

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 were as follows:
	Goodwill	Accumulated Impairment Losses	Total

Balance as of December 31, 2008	$22,147	$(9,396)	$12,751
Goodwill acquired during the year	1,203		1,203
Balance as of September 30, 2009	$23,350	$(9,396)	$13,954

 5. Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income (loss) from continuing operations-basic and diluted	$(327)	$371	$(454)	$2,481
(Loss) income on disposal of discontinued operations, net of income taxes	(48)	9	(104)	23
Net income (loss)	$(375)	$380	$(558)	$2,504

Denominator:
Weighted-average shares outstanding-basic	8,927,549	8,746,691	8,818,793	7,958,966
Effect of dilutive securities — shares issuable from assumed conversion of common stock options, restricted stock, and warrants	—	591,662	—	620,301
Weighted-average shares outstanding-diluted	8,927,549	9,338,353	8,818,793	8,579,268

The following table presents the number of shares of common stock that were excluded in the calculation of diluted earnings per share since their effect would have been antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Warrants	40,000	575,000	40,000	619,955
Options	519,618	214,100	550,518	189,100
Restricted shares	621,249	—	511,798	—
Employee Stock Purchase Plan	8,972	—	2,991	—
Weighted-average shares considered antidilutive	1,189,839	789,100	1,105,307	809,055

For current periods presented, the computation of diluted earnings (losses) per share excludes warrants and outstanding stock options, restricted stock awards and employee stock purchase plans shares because the Company reported losses during the period, and including them would have had an anti-dilutive effect on loss per share. For prior periods presented, the computation of diluted earnings (losses) per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of the Company's common shares, because the inclusion of such options and warrants would be anti-dilutive and such options and warrants are not considered participating securities. In any period during which the average market price of the Company's common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings (losses) per share computation using the if converted method of accounting.

6. Share-Based Compensation

The Company recognized employee share-based compensation expense for stock options, restricted stock grants, and the employee stock purchase plan of $471 and $479 during the three months ended September 30, 2009 and 2008, respectively, and $1,524 and $1,115 during the nine months ended September 30, 2009 and 2008, respectively.  In addition, during the nine months ended September 30, 2009 and 2008, the Company issued 19,149 shares and 7,443 shares, respectively, to its non-employee directors.  The issued shares vest immediately and were valued at $90 and $90, respectively, determined by multiplying the number of shares issued by the closing price per share for the common stock as reported by NASDAQ on May 12, 2009 and May 13, 2008.  The unrecognized compensation cost related to the Company's unvested stock options as of September 30, 2009 and 2008 was $1,013 and $1,764, respectively and is expected to be recognized over a weighted-average period of 1.5 years and 1.8 years, respectively.  The unrecognized compensation cost related to the Company's unvested restricted shares as of September 30, 2009 and 2008 was $3,494 and $3,250, respectively and is expected to be recognized over a weighted-average period of 2.2 years and 4.1 years, respectively.

7. Senior Credit Facility

The Company has a $60,000 maximum aggregate line of credit with Castle Pines Capital LLC (“CPC”) under a senior credit facility. The CPC senior credit facility is used primarily for inventory financing and working capital requirements.  At September 30, 2009, $31,294 was outstanding under the Facility and is presented as Accounts Payable - Floor Plan in the accompanying condensed consolidated balance sheet, and the unused availability was $2,959.  The carrying value of the balance outstanding approximates its fair value given the short-term maturity of the instruments.  Substantially all of our assets are pledged as collateral under the senior credit facility. At September 30, 2009, the Company was in compliance with the loan covenants of the senior credit facility.

8. Stockholders’ Equity

On September 10, 2008, the Board of Directors authorized a common stock repurchase plan of up to $2,000 of the Company’s common stock on or before December 31, 2008. The purchases were required to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements and other factors. The plan also required the purchased shares to be retired as soon as practicable following the purchase. The plan did not obligate the Company to purchase any particular amount of common stock and could be suspended at any time at the Company’s discretion.  On December 3, 2008, the Board of Directors modified the September 10, 2008 common stock repurchase plan, authorizing the repurchase of $2,000 during the period January 1, 2009 to March 31, 2009.  During the three-month period ended March 31, 2009, 19,466 shares were purchased for $66 and retired. From inception of the repurchase plan to March 31, 2009, 300,339 shares were purchased for $1,762, an average purchase price of $5.87 per share. The repurchase plan expired on March 31, 2009.

On May 12, 2009, the Board of Directors authorized a new common stock repurchase plan of up to $2,000 of the Company’s common stock on or before October 31, 2009. The purchases are required to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements and other factors. The plan also requires the purchased shares to be retired as soon as practicable following the purchase. The plan does not obligate the Company to purchase any particular amount of common stock and could be suspended at any time at the Company’s discretion.  No shares of common stock were repurchased under the plan during the period May 12, 2009 to September 30, 2009 or subsequent to September 30, 2009.  The plan expired on October 31, 2009.

9. Commitments and Contingencies

Self-Insured Medical Plan

Effective January 1, 2009, the Company changed its employee medical insurance coverage to self-insure for losses up to $100 per claim.  The Company maintains stop loss coverage with a third party insurer to limit its total exposure with an annual aggregate loss limit of $2,357 based on the current enrollment in the plan. During the nine-month period ended September 30, 2009, medical claims and administrative fees totaling $1,654 were incurred and a liability recorded of $211 at September 30, 2009 as an estimate of the ultimate cost of claims incurred as of the balance sheet date.  The Company’s liability is based on an analysis of historical data and actuarial estimates and includes known claims and an estimate of claims incurred but not yet reported.  Management believes that it has adequately reserved for the self-insurance liability; however, any significant variation in claims incurred but not paid from historical trends could cause actual expense to differ materially from the accrued liability.

Litigation

On February 6, 2009, INX filed a lawsuit in the United States District Court Eastern District of Texas styled InternetworkExperts, Inc. (INX) v. InternationalBusiness Machines Corporation claiming damages totaling $1,791 plus interest, attorney fees, and costs of suit for breach of purchase orders in 2004 and 2006 under which payments were due upon early termination of services. The amount that may ultimately be recovered, if any, cannot be determined at this time, and such amount will be recorded only upon settlement and payment by the defendant.

On August 3, 2009, INX filed a lawsuit in the 152nd District Court of Harris County styled “INX, Inc. v. General Consulate of Equatorial Guinea seeking damages plus interest, attorney fees, and costs of suit for breach of contract in connection with the Company’s lease of its then Houston, Texas location.  The amount that may ultimately be recovered, if any, cannot be determined at this time, and such amount will be recorded only upon settlement and payment by the defendant.

The Company served as a subcontractor to Complete Communications Services, Inc. (“CoCom”), a subcontractor on certain school district contracts during 2007. On August 24, 2007, CoCom filed a Chapter 11 Petition in U.S. Bankruptcy Court. As of December 31, 2008, the Company had no outstanding accounts receivable from CoCom. The Company received payments of $102 during the ninety day period preceding the bankruptcy filing which could potentially be deemed preferential. The CoCom Bankruptcy Trustee filed suit on August 21, 2009 to recover these payments.  The Company reached a settlement agreement in October 2009 with the Bankruptcy Trustee which required payment of $15 in satisfaction of all claims, which is included in selling, general and administrative expense in the accompanying condensed consolidated financial statements.

INX is also party to other litigation and claims which management believes are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, INX believes the final outcome of such matters will not have a materially adverse effect on its results of operations, financial position, or cash flows.

Contingencies

On January 6, 2009, Lyondell Chemical Company (“Lyondell”) filed a Chapter 11 Petition in U.S. Bankruptcy Court. As of December 31, 2008, the Company had an account receivable from Lyondell of $99, less an allowance for doubtful accounts of $99. The Company received payments of $539 during the ninety day period preceding the bankruptcy filing which could potentially be deemed preferential. INX cannot predict the final outcome of this matter, including whether it could have a materially adverse effect on its results of operations, financial position, or cash flows.

INX has contracts with the federal government and its agencies and subcontracts with various federal government contractors. INX is  subject to audit from time to time for compliance with government regulations and contract provisions including costs incurred.  An adverse finding under an audit could result in the disallowance of our costs under a government contract, termination of a government contract, forfeiture of profits, suspension of payments, fines and suspension and prohibition from doing business with the federal government. In the event that an audit results in disallowance of our costs under a contract, INX has the right to appeal the findings of the audit under applicable dispute resolution provisions.  Under a subcontract with Northrop Grumman, the Federal Government made written claims totaling $131 which were settled in September 2009 with the amount claimed recorded as a reduction of outstanding accounts receivable.

10. Restatement of Previously Issued Financial Statements

On August 12, 2009, management of the Company in consultation with the Audit Committee of the Board of Directors, determined that the Company's financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 required restatement.  The restated reports were filed on September 2, 2009.  The restatement affected the condensed consolidated financial statements as previously presented in the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 as follows:

●
The Company previously presented its floor plan financing balances as trade accounts payable because it believed that its principal vendor had a substantial investment in the floor plan financing company.  During the preparation of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, the Company became aware that the principal vendor had no ownership interest in its floor plan financing company.  Consequently, the Company corrected its presentation of the floor plan balances in its Balance Sheets from trade accounts payable to accounts payable - floor plan and the related amounts in its Statements of Cash Flows from operating activities to financing activities.  The correction of the error has no effect on the previously reported Statements of Operations.  There is no impact to the Company's current liabilities or total liabilities as a result of this correction as of September 30, 2008.

●	In addition to the aforementioned corrections, the Company recorded certain immaterial adjustments affecting the consolidated financial statements as of and for the three-month and nine-month periods ended September 30, 2008, which increased selling general and administrative expense by $50 and reduced income tax expense by $4. These adjustments relate to stock option modifications.

The following is a summary of the impact of the restatement as of and for the three-month and nine-month periods ended September 30, 2008 on the unaudited condensed consolidated financial statements.

Condensed Consolidated Statement of Operations for the three months ended September 30, 2008:

	As Previously Reported	Restatement Adjustment	As Restated
Revenue:
Products	$59,576		$59,576
Services	12,366		12,366
Total revenue	71,942		71,942
Cost of products and services:
Products	49,509		49,509
Services	9,107		9,107
Total cost of products and services	58,616		58,616
Gross profit	13,326		13,326
Selling, general and administrative expenses	12,545	$50	12,595
Operating income	781	(50)	731
Interest and other income, net	106		106
Income from continuing operations before income taxes	887	(50)	837
Income tax expense	470	(4)	466
Net income from continuing operations	417	(46)	371
Income from discontinued operations, net of income taxes	9		9
Net income	$426	$(46)	$380

Net income per share:
Basic:
Income from continuing operations	$0.05	$(0.01)	$0.04
Income from discontinued operations, net of income taxes	—		—
Net income per share	$0.05	$(0.01)	$0.04
Diluted:
Income from continuing operations	$0.05	$(0.01)	$0.04
Income from discontinued operations, net of income taxes	—		—
Net income per share	$0.05	$(0.01)	$0.04
Shares used in computing net income per share:
Basic	8,746,691		8,746,691
Diluted	9,338,353		9,338,353

Condensed Consolidated Statement of Operations for the nine months ended September 30, 2008:

	As Previously Reported	Restatement Adjustment	As Restated
Revenue:
Products	$161,497		$161,497
Services	34,079		34,079
Total revenue	195,576		195,576
Cost of products and services:
Products	132,457		132,457
Services	23,894		23,894
Total cost of products and services	156,351		156,351
Gross profit	39,225		39,225
Selling, general and administrative expenses	34,800	$50	34,850
Operating income	4,425	(50)	4,375
Interest and other income, net	(65)		(65)
Income from continuing operations before income taxes	4,360	(50)	4,310
Income tax expense	1,833	(4)	1,829
Net income from continuing operations	2,527	(46)	2,481
Income from discontinued operations, net of income taxes	23		23
Net income	$2,550	$(46)	$2,504

Net income per share:
Basic:
Income from continuing operations	$0.32	$(0.01)	$0.31
Income from discontinued operations, net of income taxes	—		—
Net income per share	$0.32	$(0.01)	$0.31
Diluted:
Income from continuing operations	$0.30	$(0.01)	$0.29
Income from discontinued operations, net of income taxes	—		—
Net income per share	$0.30	$(0.01)	$0.29
Shares used in computing net income per share:
Basic	7,958,966		7,958,966
Diluted	8,579,268		8,579,268

 Condensed Consolidated Balance Sheet at September 30, 2008:

	As Previously Reported	Restatement Adjustment	As Restated
Current Assets:
Cash and cash equivalents	$15,806		$15,806
Accounts receivable, net	51,077		51,077
Inventory, net	1,872		1,872
Deferred income taxes	2,100		2,100
Other current assets	1,101		1,101
Total current assets	71,956		71,956
Property and equipment, net	5,593		5,593
Goodwill	21,438		21,438
Intangible and other assets, net	4,146		4,146
Total assets	$103,133	$—	$103,133

Current Liabilities:
Notes payable	$36		$36
Current portion of capital lease obligations	77		77
Accounts payable	42,719	$(38,285)	4,434
Accounts payable -floor plan	—	38,285	38,285
Accrued expenses	8,409		8,409
Other current liabilities	757	(4)	753
Total current liabilities	51,998	(4)	51,994
Long-term Liabilities:
Deferred income taxes	1,565		1,565
Long-term portion of capital lease obligations	176		176
Other long-term liabilities	301		301
Total long-term liabilities	2,042		2,042
Stockholders’ Equity:
Common stock	87		87
Additional paid-in capital	51,001	50	51,051
Accumulated deficit	(1,995)	(46)	(2,041)
Total stockholders’ equity	49,093	4	49,097
Total liabilities and stockholders’ equity	$103,133	$—	$103,133

Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2008:

	As Previously Reported	Restatement Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,550	$(46)	$2,504
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations	(23)		(23)
Tax expense from discontinued operations	7		7
Depreciation and amortization	1,766		1,766
Share-based compensation expense	1,155	50	1,205
Excess tax benefits from stock option exercises	—	(1,590)	(1,590)
Loss on retirement of assets	27		27
Bad debt expense	—		—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(5,949)		(5,949)
Inventory	(428)		(428)
Accounts payable	5,474	(5,766)	(292)
Other assets and liabilities	3,163	1,539	4,702
Net cash provided by operating activities	7,742	(5,813)	1,929
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Access Flow, Inc.	(2,500)		(2,500)
Acquisition of Select, Inc. purchase price adjustments	10		10
Transaction costs paid for acquisitions	(161)		(161)
Increase in restricted cash for lease deposit	—		—
Capital expenditures	(1,785)		(1,785)
Net cash used in investing activities	(4,436)		(4,436)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments) borrowings under floor plan financing, net	—	5,813	5,813
Proceeds from issuance of common stock under registered direct offering	8,870		8,870
Proceeds from issuance of common stock under employee stock purchase plan	164		164
Payment of short-term credit facility	(6,000)		(6,000)
Exercise of stock options	827		827
Excess tax benefits from stock option exercises	1,590		1,590
Purchase of common stock	(2,096)		(2,096)
Tax withholdings related to net share settlements of restricted stock awards	(12)		(12)
Proceeds from other short-term borrowings	251		251
Payments on notes payable and capital lease obligations	(434)		(434)
Net cash provided by financing activities	3,160	5,813	8,973
NET INCREASE IN CASH AND CASH EQUIVALENTS	6,466	—	6,466
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,340		9,340
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,806	$—	$15,806

Item 2. Management’s Discussion and Analysis of Financial Condition and Resultsof Operations

The following discussion is qualified in its entirety by, and should be read in conjunction with, our condensed consolidated financial statements, including the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, as previously filed with the Securities and Exchange Commission. Amounts are presented in thousands except for share, per share data, percentages, and ratios.

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

Restatement

On August 12, 2009, management of the Company in consultation with the Audit Committee of the Board of Directors, determined that the Company's financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 required restatement.  The restated reports were filed on September 2, 2009.  The restatement affected the condensed consolidated financial statements as previously presented in the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 as follows:

●
The Company previously presented its floor plan financing balances as trade accounts payable because it believed that its principal vendor had a substantial investment in the floor plan financing company.  During the preparation of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, the Company became aware that the principal vendor had no ownership interest in its floor plan financing company.  Consequently, the Company corrected its presentation of the floor plan balances in its Balance Sheets from trade accounts payable to accounts payable - floor plan and the related amounts in its Statements of Cash Flows from operating activities to financing activities.  The correction of the error has no effect on the previously reported Statements of Operations.  There is no impact to the Company's current liabilities or total liabilities as a result of this correction as of September 30, 2008.

●
In addition to the aforementioned corrections, the Company recorded certain immaterial adjustments affecting the consolidated financial statements as of and for the three-month and nine-month periods ended September 30, 2008, which increased selling, general and administrative expense by $50 and reduced income tax expense by $4.  These adjustments relate to stock option modifications.

The effect of the aforementioned corrections on the condensed consolidated financial statements as of and for the three month and nine month periods ended September 30, 2008 previously filed on the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 are more fully described in Note 10 of the Notes to Condensed Consolidated Financial Statements.  The “Liquidity and Capital Resources” section of this Item 2 has been restated to reflect the impact of the aforementioned corrections.

Results of Operations

Period Comparisons. The following tables set forth, for the periods indicated, certain financial data derived from our condensed consolidated statements of operations. Percentages shown in the table below are percentages of total revenue, except for the products and services components of gross profit, which are percentages of the respective product and service revenue.

Three Months Ended September 30, 2009 Compared To the Three Months Ended September 30,2008

	Three Months Ended September 30,
	2009		2008
	Amount	%	Amount	%
Revenue:			(As Restated, Note 10)
Products	$46,813	80.9	$59,576	82.8
Services	11,046	19.1	12,366	17.2
Total revenue	57,859	100.0	71,942	100.0
Gross profit:
Products	10,193	21.8	10,067	16.9
Services	2,774	25.1	3,259	26.4
Total gross profit	12,967	22.4	13,326	18.5
Selling, general and administrative expenses	13,284	22.9	12,595	17.5
Operating (loss) income	(317)	(0.5)	731	1.0
Interest and other income, net	83	0.1	106	0.1
Income tax expense	93	0.2	466	0.6
Net (loss) income from continuing operations	(327)	(0.6)	371	0.5
(Loss ) income from discontinued operations, net of income taxes	(48)	—	9	—
Net (loss) income	$(375)	(0.6)	$380	0.5

Revenue. Total revenue decreased by $14,083, or 19.6%, to $57,859 from $71,942. Products revenue decreased $12,763, or 21.4% to $46,813 from $59,576. The decrease in products revenue was primarily due to unanticipated product availability issues from our key manufacturer supplier, Cisco Systems, Inc., which led to an inability to complete certain projects during the quarter.  We currently believe the product availability issues will improve somewhat during the latter part of the fourth quarter. Services revenue decreased $1,320 or 10.7% to $11,046 from $12,366. Professional services revenue decreased significantly over the prior year and managed services revenues were approximately the same as the prior year.  Professional services revenue decreased in the Federal Division, Gulf Coast Region, and Northwest Region, partially offset by increases in the Central Texas and Southwest Regions and newly acquired locations in the New England Region.

Gross Profit. Total gross profit decreased by $359, or 2.7%, to $12,967 from $13,326. Gross profit as a percentage of revenue increased to 22.4% from 18.5%, due to higher products revenue margin partially offset by lower services revenue margin. Gross profit on the products sales component increased $126 or 1.3%, to $10,193 from $10,067 and, as a percentage of sales, increased to 21.8% from 16.9%, due to substantially higher vendor rebates on lower sales and reduced large project sales at low margins.  Gross profit on services revenue decreased $485 or 14.9% to $2,774 from $3,259 and gross profit as a percent of services revenue decreased to 25.1% from 26.4%. The services gross margin decreased in 2009 due to reduced professional services revenues on a cost base which is primarily fixed in nature and lower managed services gross margin due to the higher cost base of an acquired location.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $689, or 5.5% to $13,284 from $12,595. As a percentage of total revenue, these expenses increased to 22.9% in 2009 versus 17.5% in 2008. Increased 2009 expenses reflect selling, general and administrative expenses of the operations acquired in the NetTeks, AdvancedNetworX, and VocalMash acquisitions, higher professional fees of $368 primarily due to the restatement of prior period financial statements and the start of the annual audit in the third quarter of 2009 instead of the fourth quarter as in prior years, and higher bad debt expense in 2009 of $249.  These increases were partially offset by reduced commission expense due to lower sales and proportionately higher sales to non-commissioned accounts.

Operating (Loss) Income. Operating income decreased $1,048 to a loss of $317 from income of $731, primarily due to lower sales and proportionately higher selling, general and administrative expenses, partially offset by higher gross margins.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $23 to income of $83 from income of $106, primarily due to payment discounts offered through January 2010 by our senior credit facility lender and interest income on cash balances.

Income Tax Expense. Income tax expense decreased by $373 to $93 from $466, primarily due to lower 2009 pretax income.  An income tax benefit was not recognized for the 2009 loss due to the corresponding valuation allowance recorded as discussed further under “Deferred Tax Assets” below.

Net (Loss) Income. Net income decreased $755 to a loss of $375 from income of $380, primarily due to lower sales and proportionately higher selling, general and administrative expenses, partially offset by higher gross margins, higher interest and other income, and lower income tax expense.

Nine Months Ended September 30, 2009 Compared To the Nine Months Ended September 30,2008

	Nine Months Ended September 30,
	2009		2008
	Amount	%	Amount	%
Revenue:			(As Restated, Note 10)
Products	$137,834	79.4	$161,497	82.6
Services	35,706	20.6	34,079	17.4
Total revenue	173,540	100.0	195,576	100.0
Gross profit:
Products	28,215	20.5	29,040	18.0
Services	9,780	27.4	10,185	29.9
Total gross profit	37,995	21.9	39,225	20.1
Selling, general and administrative expenses	38,337	22.1	34,850	17.9
Operating (loss) income	(342)	(0.2)	4,375	2.2
Interest and other income (expense), net	100	0.1	(65)	—
Income tax expense	212	0.2	1,829	0.9
Net (loss) income from continuing operations	(454)	(0.3)	2,481	1.3
(Loss ) income from discontinued operations, net of income taxes	(104)	—	23	—
Net (loss) income	$(558)	(0.3)	$2,504	1.3

Revenue. Total revenue decreased by $22,036, or 11.3%, to $173,540 from $195,576. Products revenue decreased $23,663, or 14.7% to $137,834 from $161,497. The decrease in products revenue was primarily due to the effect of the macroeconomic downturn in the United States during the first and second quarter of 2009 and the unanticipated product availability issues from our key manufacturer supplier during the third quarter of 2009 referenced above.   Services revenue increased $1,627 or 4.8% to $35,706 from $34,079. Professional services and managed service revenue increased by approximately the same amount.  Professional services revenue increased in the Central Texas Region, Southwest Region, Southern California Region, and the newly acquired location in the New England Region, partially offset by decreases in the Federal Division, Gulf Coast Region, and Northwest Region.  Managed services revenue increased in newly acquired New England and Northern California locations and existing Southern California Region partially offset by decreased revenue in the Gulf Coast Region.

Gross Profit. Total gross profit decreased by $1,230, or 3.1%, to $37,995 from $39,225. Gross profit as a percentage of revenue increased to 21.9% from 20.1%, due to higher products revenue margins partially offset by lower services margins. Gross profit on the products sales component decreased $825 or 2.8%, to $28,215 from $29,040 and, as a percentage of sales, increased to 20.5% from 18.0% due to proportionately higher 2009 vendor rebates and increased 2009 revenues for third party support contracts recorded on a net basis.  Gross profit on services revenue decreased $405 or 4.0% to $9,780 from $10,185 and gross profit as a percent of services revenue decreased to 27.4% from 29.9%. The services gross margin decreased in 2009 due to reduced professional services revenues on a cost base which is primarily fixed in nature and lower managed services gross margin due to the higher cost base of an acquired location.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3,487, or 10.0% to $38,337 from $34,850. As a percentage of total revenue, these expenses increased to 22.1% in 2009 versus 17.9% in 2008.  Increased 2009 expenses reflect selling, general and administrative expenses of the operations acquired in the NetTeks, AccessFlow, AdvancedNetworX, and VocalMash acquisitions, higher professional fees of $537 primarily due to the restatement of prior period financial statements and the start of the annual audit in the third quarter of 2009 instead of the fourth quarter as in prior years, and higher bad debt expense in 2009 of $346.  These increases were partially offset by reduced commission expense due to lower sales and proportionately higher sales to non-commissioned accounts.

Operating (Loss) Income. Operating income decreased $4,717 to a loss of $342 from income of $4,375, primarily due to lower sales and proportionately higher selling, general and administrative expenses partially offset by higher gross margins.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $165 to income of $100 from expense of $65, primarily due to the elimination of borrowings under our senior credit facility in June 2008.

Income Tax Expense. Income tax expense decreased by $1,617 to $212 from $1,829, primarily due to lower 2009 pretax income.  An income tax benefit was not recognized for the 2009 loss due to the corresponding valuation allowance recorded as discussed further under “Deferred Tax Assets” below.

Net (Loss) Income. Net income decreased $3,062 to a loss of $558 from income of $2,504, primarily due to lower sales and proportionately higher selling, general and administrative expenses partially offset by higher gross margins and lower income tax expense.

Tax Loss Carryforward. Because of our operating losses in 2003, 2005, 2006 and 2008, and exercises of stock options, we have accumulated a net operating loss carryforward for federal income tax purposes that, at September 30, 2009, was approximately $3,268. Since United States tax laws limit the time during which an NOL may be applied against future taxable income and tax liabilities, we may not be able to take full advantage of our NOL carryforward for federal income tax purposes. The carryforward will expire during the period 2023 through 2026 if not otherwise used. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its carryforward.

We recognize tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits. A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the cumulative book compensation charge associated with the award. At September 30, 2009, we have windfall tax benefits of $3,268 included in NOL carryforward but not reflected in deferred tax assets.

Deferred Tax Assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, generally become deductible. Management considers the reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. During the fourth quarter of 2008 and through the nine months ended September 30, 2009, we recorded a valuation allowance related to the net operating loss carryforwards and other temporary items as we determined it is more likely than not that we will not be able to use the assets to reduce future tax liabilities.  As of September 30, 2009, the net deferred tax asset was $4,228 and was fully reserved with a valuation allowance of the same amount.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are collections from our accounts receivable and our credit facility (the “Credit Facility”) with Castle Pines Capital LLC (“CPC”), which we believe are sufficient to meet our short-term and long-term liquidity requirements. We use the Credit Facility to finance the majority of our purchases of inventory and to provide working capital when our cash flow from operations is insufficient. Our working capital increased to $15,847 at September 30, 2009 from $14,173 at December 31, 2008, primarily due to cash flow generated by operations.

The total Credit Facility is $60,000 with an additional $10 million credit facility specifically for acquisitions (“Acquisition Facility”). Substantially all of our assets are pledged as collateral under the Credit Facility. Advances under the Acquisition Facility are specific to each acquisition and subject to approval by CPC based on pre-established criteria. There were no borrowings under the Acquisition Facility outstanding at September 30, 2009.

As of September 30, 2009, borrowing capacity and availability were as follows:

Total Credit Facility	$60,000
Borrowing base limitation	(25,747)
Total borrowing capacity	34,253
Less interest-bearing borrowings	—
Less non-interest bearing advances	(31,294)
Total unused availability	$2,959

In addition to unused borrowing availability, liquidity at September 30, 2009 included our cash balance of $12,116. The “unused availability” is the amount not borrowed, but eligible to be borrowed. The borrowing base restrictions generally restrict our borrowings under the Credit Facility to 85% of the eligible receivables, 100% of our floorplanned inventory and 75% of Cisco vendor rebates receivable.

We use the Credit Facility to finance purchases of Cisco products from Cisco and from certain wholesale distributors. Cisco provides 60-day terms, and other wholesale distributors typically provide 30-day terms. Balances under the Credit Facility that are within those respective 60-day and 30-day periods (the “Free Finance Period”) do not accrue interest and are presented as “Accounts Payable - Floor Plan” in our balance sheet. To the extent that we have credit availability under the Credit Facility, we have the ability to extend the payment terms past the Free Finance Period for up to 120 days after original invoice date. Amounts extended past the Free Finance Period accrue interest and are presented as notes payable on our balance sheet.  No such amounts related to this Credit Facility were outstanding at September 30, 2009 or December 31, 2008.  The interest rate of the Credit Facility is the prime rate plus 0.5% (3.75% at September 30, 2009) and the interest rate of the Acquisition Facility is the prime rate plus 2.0% (5.25% at September 30, 2009).

As defined in the Credit Facility there are restrictive covenants measured at each quarter and year-end regarding minimum tangible net worth, maximum debt to tangible net worth ratio, minimum working capital and a minimum current ratio. At September 30, 2009, we were in compliance with the loan covenants and we anticipate that we will be able to comply with the loan covenants during the next twelve months. If we violate any of the loan covenants, we would be required to seek waivers from CPC for those non-compliance events. If CPC refused to provide waivers, the amount due under the Credit Facility could be accelerated and we could be required to seek other sources of financing.

Cash Flows. During the nine months ended September 30, 2009, our cash increased by $1,179. Operating activities provided cash of $11,353, investing activities used $1,557 and financing activities used $8,617.

Operating Activities. Operating activities provided $11,353 in the nine months ended September 30, 2009, as compared to providing cash of $1,929 in the comparable 2008 period. During the nine months ended September 30, 2009, net income and noncash adjustments to net income provided cash of $3,699 and changes in asset and liability accounts provided cash of $7,654, primarily through the reduction of account receivable from reduced sales and improved collections.

Investing Activities. Investing activities used $1,557 in the nine months ended September 30, 2009, compared to $4,436 used during the comparable period in 2008. Our 2009 investing activities primarily consisted of capital expenditures ($813), acquisition of AdvancedNetworX ($465), and payment of earnout in connection with the 2008 acquisition of AccessFlow ($209).  Our investing activities in 2008 primarily consisted of the acquisition of Access Flow, Inc. ($2,661), including transaction costs and capital expenditures ($1,785).   Capital expenditures in both years were primarily related to purchases of computer equipment and software, and to a lesser degree, leasehold improvements. During the next twelve months, we do not expect to incur significant capital expenditures requiring cash, except for acquisitions, for which we cannot predict the certainty or magnitude.  As further described in Note 4 to the condensed consolidated financial statements, the AccessFlow, NetTeks, VocalMash, and AdvancedNetworX acquisition agreements contain contingent cash payment provisions that may be earned in future periods.

Financing Activities. Financing activities used $8,617 in the nine months ended September 30, 2009, as compared to providing $8,973 in the comparable period in 2008. Funds used in the nine months ended September 30, 2009 were primarily from net payments under the floor plan financing ($8,708) and the issuance of stock under the employee stock purchase plan ($326).  The financing activities during the nine months ended September 30, 2008 generated cash primarily from the issuance of common stock ($8,870, net of issuance costs), net borrowings under the floor plan financing ($5,813), the exercise of stock options ($827), and excess tax benefits from stock option exercises ($1,590), partially offset by the repayment of the Acquisition Facility ($6,000) and common stock repurchases ($2,096).

Item 4T. Controls and Procedures

Material Weakness Previously Disclosed

As discussed in Item 4T of our Quarterly Report on Form 10-Q/A for the period ended March 31, 2009 and our Quarterly Report on Form 10-Q for the period ended June 30, 2009, we identified material weaknesses in the design and operation of our internal controls over (i) the review of the calculation of the services revenue accrual, (ii) the validation of the significant facts and assumptions underlying our conclusions of the appropriate accounting policies related to non-standard financing contracts, and (iii) the controls over approval of modified grants of stock options and restricted stock and the related application, monitoring and reporting of the appropriate accounting policies.  Although we have designed and implemented controls that we believe will remediate the material weaknesses, we are unable to conclude the material weaknesses has been remediated as of September 30, 2009 because many of the remedial actions we have taken are recent and therefore an insufficient amount of time has passed for us to verify that the additional remediation measures are operating effectively.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of certain members of our management, including our Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  In light of the material weaknesses discussed above, which have not been fully remediated as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded, after the evaluation described above, that our disclosure controls were not effective. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the material weaknesses previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.

Changes in Internal Control over Financial Reporting

During the third quarter of fiscal 2009, as part of our plan to address the aforementioned material weaknesses, we implemented (i) enhanced review procedures related to the calculation of our service revenue accrual, (ii) review and documentation of significant facts and assumptions underlying our accounting conclusions related to non-standard financing contracts, and (iii) controls over approval of modified grants of stock options and restricted stock and the related application, monitoring and reporting of the appropriate accounting policies. These actions are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  There have not been any other changes in our internal control over financial reporting during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 to condensed consolidated financial statements in Part I, Item 1, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 12, 2009, the Board of Directors authorized a new common stock repurchase plan of up to $2,000 of the Company’s common stock on or before October 31, 2009. The purchases are required to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements and other factors. The plan also requires the purchased shares to be retired as soon as practicable following the purchase. The plan does not obligate the Company to purchase any particular amount of common stock and could be suspended at any time at the Company’s discretion.  No shares of common stock were repurchased during the period May 12, 2009 to September 30, 2009 or subsequent to September 30, 2009.  The plan expired on October 31, 2009.

Item 6. Exhibits

See exhibit list in the Index to Exhibits, which is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INX Inc.

Date: November 12, 2009	By:	/s/ Brian Fontana,
Brian Fontana, Vice President and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From:
10.1
Asset Purchase Agreement by and among INX Inc., AdvancedNetworX, Inc., Mark Alexander, Robert Roesch, Gary Clevenger, Deborah Shaw, Sherri McEvoy, Kevin Jones, Robert Timm, and Larry Blackwood dated July 17, 2009
Exhibit 10.1 to Form 8-K filed July 20, 2009.
10.2	Office Lease by and between Equastone Kirkwood, LP and INX Inc.	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith.
32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith.