Form 10-Q
period 2010-03-31
INX Inc
filed 2011-06-03
CIK 1020017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-31949

INX Inc.
(Exact name of Registrant as specified in its charter)

Delaware	76-0515249
(State of incorporation)	(I.R.S. Employer Identification Number)

1955 Lakeway Drive
 Lewisville, Texas 75057
(Address of principal executive offices)
(Zip code)

(469) 549-3800
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐    No ☑

The Registrant has 9,669,872 shares of common stock outstanding as of May 16, 2011.

INX Inc. and Subsidiaries
FORM 10-Q for the Quarter Ended March 31, 2010

EXPLANATORY NOTE

Overview of Restatement

In this Quarterly Report on Form 10-Q, INX Inc. (the “Company” or “INX”):

1.	Restates its Condensed Consolidated Balance Sheet as of March 31, 2009, and

2.
Restates its Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2009, and the related disclosures in Notes to Condensed Consolidated Financial Statements.

[Amounts are presented in thousands except share, per share, par value and percentages in all parts of this Quarterly Report on Form 10-Q, except in the exhibits and unless otherwise stated.]

Background on the Restatement

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2010, the Company announced that it was delaying its fourth quarter earnings release (for the year ended December 31, 2009) and that it would not file its Annual Report on Form 10-K for the fiscal year 2009 by its due date in order to allow the Company additional time for the reexamination of its revenue recognition under Accounting Standards Codification (ASC) 605-25, Revenue Recognition, Multiple-Element Arrangement, previously referred to as Emerging Issues Task Force No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables”.

In the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2010, the Company announced that the Audit Committee of its Board of Directors, upon the recommendation of management, had determined that its previously issued financial statements included in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, its Quarterly Report for the quarter ended March 31, 2009 on Form 10-Q/A and for the quarters ended June 30, 2009 and September 30, 2009 on Form 10-Q, should no longer be relied upon as a result of certain errors affecting the timing of recognition of revenues and costs of revenues.

The restated financial statements correct the following errors in the recognition of revenue associated with the proper:

1.	Application of EITF 00-21, affecting the timing and presentation of revenue recognized (“00-21 Adjustments”) for the:
	a.	Proper determination of contracts to which EITF 00-21 was applicable and the related units of accounting for such contracts,
	b.	Proper determination of linkage between contracts, reflecting aggregation of single contracts into multiple element arrangements since they were negotiated as a package, and
	c.	Proper assessment of whether or not the Company had vendor specific objective evidence (“VSOE”) of the fair value of the various deliverables within arrangements containing multiple deliverables, as well as (i) the timing of revenue recognition based upon the relative fair value of the deliverables within the arrangement for deliverables for which we are able to establish the fair value. (ii) the allocation of the total arrangement consideration between the various elements of the arrangement based upon the relative fair value of the deliverables within the arrangement for multi-element arrangements, and, (iii) the deferral of revenue for the entire arrangement in situations where the arrangement contained remaining undelivered deliverables for which we are not able to establish the fair value.
2.	Identification of customer contracts with special customer acceptance terms which require deferral of revenues and related costs of revenues and commissions until customer acceptance was obtained (“Special Acceptance Terms”),
3.	Identification of contract shipping terms resulting in the incorrect timing of recognition of revenues and related costs of sales and commissions (“Shipping Terms”), and
4.	Identification of products that are maintenance, support, and installation services provided by third parties as the primary obligor of the service, which requires presentation of the revenue reported by the Company net of the cost of the services provided by the third party (“Net Presentation”).

In addition, the Company also determined that an error was made in the accounting for contingent consideration (“earn-out”) paid in August 2006 in connection with the acquisition of substantially all of the assets of InfoGroup Northwest, Inc. (“InfoGroup”).  The InfoGroup assets were acquired under an asset purchase agreement in June 2005 and most InfoGroup employees became employees of the Company.  As part of the earn-out provision, cash and common stock were paid by the Company to the InfoGroup shareholder based upon the InfoGroup branch offices achieving specific financial performance targets, which were recorded as goodwill.  The selling shareholder decided to give a portion of the earn-out to former employees of InfoGroup who had become employees of the Company as a result of the acquisition (“Employee Payments”).  Under GAAP, including guidance promulgated by the SEC, actions of economic interest holders in a company may be imputed to the company itself. When a selling shareholder gives acquisition-related payments to Company employees who were not selling shareholders, these payments are viewed as resulting from services that are assumed to have benefited the Company and therefore must be further recorded as a non-cash charge to compensation expense.  In effect, the Employee Payments are in substance a separate transaction from the Company’s acquisition of the InfoGroup assets, which should have been recorded as a separate non-cash charge to compensation expense. The Employee Payments were therefore required to be reflected in the consolidated financial statements for the year ended December 31, 2006 as non-cash compensation expense in the amount of $672, and the selling shareholder was deemed to have made a corresponding capital contribution to the Company.  The compensation expense is a non-cash charge because the payments were made directly by the selling shareholder from the acquisition proceeds received from the Company.  The Company did not expend additional cash with respect to the compensation charge.  The correction had no effect on total stockholders’ equity at December 31, 2006.

The adjustments made as a result of the restatement are more fully discussed in Note 3, Restatement of Previously Issued Financial Statements, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Quarterly Report. For a description of the control deficiencies identified by management as a result of our internal reviews, and management’s plan to remediate those deficiencies, see Part I, Item 4, Controls and Procedures.

Previously filed Annual Reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):
INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)
	March 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$11,088	$13,247
Accounts receivable, net of allowance of $165 and $295, respectively	50,617	52,269
Inventory, net	2,930	7,527
Deferred costs	1,884	1,497
Other current assets	1,188	1,106
Total current assets	67,707	75,646
Property and equipment, net of accumulated depreciation of $6,345 and $5,825, respectively	4,984	4,833
Goodwill	13,870	13,870
Intangible assets, net of accumulated amortization of $1,388 and $1,201, respectively	1,573	1,760
Other assets	232	257
Total assets	$88,366	$96,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$185	$192
Accounts payable floor plan	35,507	44,561
Accounts payable	5,653	5,682
Accrued payroll and related costs	5,761	4,679
Accrued expenses	4,589	4,838
Deferred revenue	2,455	2,402
Other current liabilities	246	282
Total current liabilities	54,396	62,636
Non-current liabilities:
Non-current portion of capital lease obligations	171	216
Other liabilities	1,693	1,535
Total liabilities	56,260	64,387

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,180,413 and 9,103,253 issued and outstanding, respectively	91	91
Additional paid-in capital	54,943	54,269
Accumulated deficit	(22,928)	(22,381)
Total stockholders’ equity	32,106	31,979
Total liabilities and stockholders’ equity	$88,366	$96,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
		(As Restated, Note 3)
Revenue:
Products	$60,901	$43,332
Services	9,147	12,605
Total revenue	70,048	55,937
Cost of products and services:
Products	49,947	35,258
Services	7,568	8,752
Total cost of products and services	57,515	44,010
Gross profit	12,533	11,927
Selling, general and administrative expenses	13,171	12,702
Operating loss	(638)	(775)
Interest and other income, net	91	12
Loss before income taxes	(547)	(763)
Income tax expense	—	—
Net loss from continuing operations	(547)	(763)
Loss from discontinued operations, net of taxes	—	(39)
Net loss	$(547)	$(802)

Basic net loss per share:
Net loss from continuing operations	$(0.06)	$(0.09)
Loss from discontinued operations, net of taxes	—	—
Net loss per share – basic	$(0.06)	$(0.09)
Diluted net loss per share:
Net loss from continuing operations	$(0.06)	$(0.09)
Loss from discontinued operations, net of taxes	—	—
Net loss per share – diluted	$(0.06)	$(0.09)

Weighted average shares – basic	9,109,924	8,706,210
Weighted average shares – diluted	9,109,924	8,706,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2009	9,103,253	$91	$54,269	$(22,381)	$31,979
Issuance of vested restricted common stock	43,918	—	—	—	—
Share-based compensation expense related to employee stock options and employee restricted stock grants	—	—	452	—	452
Share-based compensation expense related to Employee Stock Purchase Plan	—	—	88	—	88
Issuance of common stock under the Employee Stock Purchase Plan	43,705	—	178	—	178
Issuance of common stock grant	5,000	—	28	—	28
Purchase and retirement of stock resulting from grantee election to fund payroll taxes out of restricted stock grant	(15,463)	—	(72)	—	(72)
Net loss	—	—	—	(547)	(547)
Balance at March 31, 2010	9,180,413	$91	$54,943	$(22,928)	$32,106

The accompanying notes are an integral part of this condensed consolidated financial statement.

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
		(As Restated, Note 3)
Cash flows from operating activities:
Net loss	$(547)	$(802)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	39
Depreciation and amortization	713	727
Share-based compensation expense	568	593
Adjustment to estimated acquisition contingent consideration	(254)	—
Provision for doubtful accounts	(48)	(5)
Loss on disposal of property and equipment	1	22
Changes in assets and liabilities that provided (used) cash:
Accounts receivable, net	1,700	5,628
Inventory	4,597	454
Accounts payable	(29)	(62)
Other assets and liabilities	817	(287)
Net cash provided by operating activities	7,518	6,307
Cash flows from investing activities:
Purchases of property and equipment	(679)	(125)
Proceeds from sale of property and equipment	1	—
Net cash used in investing activities	(678)	(125)
Cash flows from financing activities:
Borrowings under non-interest bearing floor plan financing, net	(9,054)	(8,490)
Proceeds from shares issued under Employee Stock Purchase Plan	178	167
Payments on other borrowings	(51)	(27)
Purchase of stock resulting from grantee election	(72)	(22)
Purchases of common stock	—	(66)
Net cash used in financing activities	(8,999)	(8,438)
Net decrease in cash and cash equivalents	(2,159)	(2,256)
Cash and cash equivalents at beginning of period	13,247	10,937
Cash and cash equivalents at end of period	$11,088	$8,681

Supplemental disclosure of cash flow information:

Issuance of vested restricted common stock	$159	$99

The accompanying notes are an integral part of these condensed consolidated financial statements.

INX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1. Description of Business

INX Inc. (“INX” or the “Company”) is a technology solutions provider focused on delivering three broad categories of technology services infrastructure to enterprise customers.  Our solutions architectures consist of three broad categories of technology infrastructure: network infrastructure, unified communications and collaboration (“UC&C”) and data center. Our value-added proposition is delivered in the form of combining our professional with certain manufacturer’s products to address our customers’ needs.  Our professional services include consulting, planning and design engineering, implementation engineering, system integration.  We provide technology infrastructure solutions for enterprise-class organizations such as corporations, healthcare organizations, educational institutions, and Federal, state and local governmental agencies located in the United States.

2. Basis of Presentation

The accompanying unaudited financial data as of March 31, 2010 and for the three-month periods ended March 31, 2010 and 2009 have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2009 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed on June 3, 2011.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary for a fair presentation of financial position as of March 31, 2010, results of operations for the three-month periods ended March 31, 2010 and 2009, cash flows for the three months ended March 31, 2010 and 2009, and stockholders’ equity for the three months ended March 31, 2010, have been included. The results of the interim periods are not necessarily indicative of results for the full year or any future period.

Certain prior period amounts in the balance sheets, statements of operations, and statements of cash flows presented herein have been reclassified to conform to the current period presentation.

3.  Restatement of Previously Issued Financial Statements

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2010, the Company announced that it was delaying its fourth quarter earnings release (for the year ended December 31, 2009) and that it would not file its Annual Report on Form 10-K for the fiscal year 2009 by its due date in order to allow the Company additional time for the reexamination of its revenue recognition under Accounting Standards Codification (ASC) 605-25, Revenue Recognition, Multiple-Element Arrangement, previously referred to as Emerging Issues Task Force No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables”.

In the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2010, the Company announced that the Audit Committee of its Board of Directors, upon the recommendation of management, had determined that its previously issued financial statements included in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, its Quarterly Report for the quarter ended March 31, 2009 on Form 10-Q/A and for the quarters ended June 30, 2009 and September 30, 2009 on Form 10-Q, should no longer be relied upon as a result of certain errors affecting the timing of recognition of revenues and costs of revenues.

The restated financial statements correct the following errors in the recognition of revenue associated with the proper:

1.	Application of EITF 00-21, affecting the timing and presentation of revenue recognized (“00-21 Adjustments”) for the:
	a.	Proper determination of contracts to which EITF 00-21 was applicable and the related units of accounting for such contracts,
	b.	Proper determination of linkage between contracts, reflecting aggregation of single contracts into multiple element arrangements since they were negotiated as a package, and
	c.	Proper assessment of whether or not the Company had vendor specific objective evidence (“VSOE”) of the fair value of the various deliverables within arrangements containing multiple deliverables, as well as (i) the timing of revenue recognition based upon the relative fair value of the deliverables within the arrangement for deliverables for which we are able to establish the fair value. (ii) the allocation of the total arrangement consideration between the various elements of the arrangement based upon the relative fair value of the deliverables within the arrangement for multi-element arrangements, and, (iii) the deferral of revenue for the entire arrangement in situations where the arrangement contained remaining undelivered deliverables for which we are not able to establish the fair value.

2.	Identification of customer contracts with special customer acceptance terms which require deferral of revenues and related costs of revenues and commissions until customer acceptance was obtained (“Special Acceptance Terms”),
3.	Identification of contract shipping terms resulting in the incorrect timing of recognition of revenues and related costs of sales and commissions (“Shipping Terms”), and
4.	Identification of products that are maintenance, support, and installation services provided by third parties as the primary obligor of the service, which requires presentation of the revenue reported by the Company net of the cost of the services provided by the third party (“Net Presentation”).

In addition, the Company also determined that an error was made in the accounting for contingent consideration (“earn-out”) paid in August 2006 in connection with the acquisition of substantially all of the assets of InfoGroup Northwest, Inc. (“InfoGroup”).  The InfoGroup assets were acquired under an asset purchase agreement in June 2005 and most InfoGroup employees became employees of the Company.  As part of the earn-out provision, cash and common stock were paid by the Company to the InfoGroup shareholder based upon the InfoGroup branch offices achieving specific financial performance targets, which were recorded as goodwill.  The selling shareholder decided to give a portion of the earn-out to former employees of InfoGroup who had become employees of the Company as a result of the acquisition (“Employee Payments”).  Under GAAP, including guidance promulgated by the SEC, actions of economic interest holders in a company may be imputed to the company itself. When a selling shareholder gives acquisition-related payments to Company employees who were not selling shareholders, these payments are viewed as resulting from services that are assumed to have benefited the Company and therefore must be further recorded as a non-cash charge to compensation expense.  In effect, the Employee Payments are in substance a separate transaction from the Company’s acquisition of the InfoGroup assets, which should have been recorded as a separate non-cash charge to compensation expense. The Employee Payments were therefore required to be reflected in the consolidated financial statements for the year ended December 31, 2006 as non-cash compensation expense in the amount of $672, and the selling shareholder was deemed to have made a corresponding capital contribution to the Company.  The compensation expense is a non-cash charge because the payments were made directly by the selling shareholder from the acquisition proceeds received from the Company.  The Company did not expend additional cash with respect to the compensation charge.  The correction had no effect on total stockholders’ equity at December 31, 2006.

A summary of the effect of the errors on the quarter ended March 31, 2009 as previously reported is summarized below:

Condensed Consolidated Statement of Operations For the Three Months Ended March 31, 2009:

	As Previously Reported	00-21 Adjustments	Special Acceptance Terms	Shipping Terms	Net Presentation	As Restated
Revenue:
Products	$44,566	$(1,229)	$(480)	$906	$(431)	$43,332
Services	12,767	(23)	(139)	—	—	12,605
Total revenue	57,333	(1,252)	(619)	906	(431)	55,937
Cost of products and services:
Products	36,122	(868)	(349)	784	(431)	35,258
Services	8,908	(9)	(148)	1	—	8,752
Total cost of products and services	45,030	(877)	(497)	785	(431)	44,010
Gross profit	12,303	(375)	(122)	121	—	11,927
Selling, general and administrative expenses	12,728	(33)	2	5	—	12,702
Operating income (loss)	(425)	(342)	(124)	116	—	(775)
Interest and other income (expense), net	12	—	—	—	—	12
Income (loss) before income taxes	(413)	(342)	(124)	116	—	(763)
Income tax expense (benefit)	50	(49)	(18)	17	—	—
Net income (loss) from continuing operations	(463)	(293)	(106)	99	—	(763)
Income (loss) from discontinued operations, net of taxes	(39)	—	—	—	—	(39)
Net income (loss)	$(502)	$(293)	$(106)	$99	$—	$(802)
Basic net loss per share:
Net loss from continuing operations	$(0.05)					$(0.09)
Loss from discontinued operations, net of taxes	(0.01)					—
Net loss per share – basic	$(0.06)					$(0.09)
Diluted net loss per share:
Net loss from continuing operations	$(0.05)					$(0.09)
Loss from discontinued operations, net of taxes	(0.01)					—
Net loss per share – diluted	$(0.06)					$(0.09)

Weighted average shares outstanding - basic	8,706,210					8,706,210
Weighted average shares outstanding - diluted	8,706,210					8,706,210

Condensed Consolidated Balance Sheet at March 31, 2009:

	As Previously Reported	Revenue Corrections	Goodwill Correction	As Restated
Current assets:
Cash and cash equivalents	$8,681	$—	$—	$8,681
Accounts receivable, net	46,502	(431)	—	46,071
Inventory, net	2,745	411	—	3,156
Deferred costs	333	1,016	—	1,349
Other current assets	1,229	—	—	1,229
Total current assets	59,490	996	—	60,486

Property and equipment, net	4,998	—	—	4,998
Goodwill	12,882	—	—	12,882
Intangible and other assets, net	1,536	—	—	1,536
Total assets	$78,906	$996	$—	$79,902

Current liabilities:
Current portion of capital lease obligations	$191	$—	$—	$191
Accounts payable floor plan	31,512	—	—	31,512
Accounts payable	5,108	—	—	5,108
Accrued payroll and related costs	4,782	(18)	—	4,764
Accrued expenses	2,082	—	—	2,082
Deferred revenue	597	1,484	—	2,081
Other current liabilities	269	(50)	—	219
Total current liabilities	44,541	1,416	—	45,957
Non-current liabilities:
Non-current portion of capital lease obligations	308	—	—	308
Other liabilities	317	—	—	317
Total liabilities	45,166	1,416	—	46,582
Stockholders’ equity:
Common stock	88	—	—	88
Additional paid-in capital	51,413	(55)	672	52,030
Accumulated deficit	(17,761)	(365)	(672)	(18,798)
Total stockholders’ equity	33,740	(420)	—	33,320
Total liabilities and stockholders’ equity	$78,906	$996	$—	$79,902

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2009:

	As Previously Reported	Revenue Corrections	As Restated
Cash flows from operating activities:
Net loss	$(502)	$(300)	$(802)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	39	—	39
Depreciation and amortization	727	—	727
Share-based compensation expense	593	—	593
Provision for doubtful accounts	(5)	—	(5)
Loss on disposal of property and equipment	22	—	22
Changes in assets and liabilities that provided (used) cash:
Accounts receivable, net	6,369	(741)	5,628
Inventory	(339)	793	454
Accounts payable	(62)	—	(62)
Other assets and liabilities	(535)	248	(287)
Net cash provided by operating activities	6,307	—	6,307
Cash flows from investing activities:
Purchases of property and equipment	(125)	—	(125)
Net cash used in investing activities	(125)	—	(125)
Cash flows from financing activities:
Borrowings under non-interest bearing floor plan financing, net	(8,490)	—	(8,490)
Proceeds from shares issued under Employee Stock Purchase Plan	167	—	167
Payments on other borrowings	(27)	—	(27)
Purchase of stock resulting from grantee election	(22)	—	(22)
Purchases of common stock	(66)	—	(66)
Net cash used in financing activities	(8,438)	—	(8,438)
Net decrease in cash and cash equivalents	(2,256)	—	(2,256)
Cash and cash equivalents at beginning of period	10,937	—	10,937
Cash and cash equivalents at end of period	$8,681	$—	$8,681

4.  Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) clarified required disclosures regarding pro forma revenue and earnings in a business combination.  If comparative financial statements of an acquired business are presented, the revenue and earnings of the combined entity should be presented as though the business combination had occurred at the beginning of the prior reporting period only.  In addition, the supplemental disclosures should include a description of the amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings.  The clarification is required to be applied to any business combination of the Company that closes after 2010 and early adoption is permitted.  The Company will adopt the requirement for any business combination that closes after December 31, 2010.

In December 2010, the FASB clarified certain aspects of “carrying value” in applying step 1 of the goodwill impairment test to a reporting unit.  The revised guidance does not prescribe a specific method of calculating the carrying value of a reporting unit, but it does require reporting units with negative or zero carrying value to be assessed for impairment using qualitative factors.  If the qualitative factors indicate that it is more likely than not that impairment of goodwill exists, then step 2 of the goodwill impairment test must be performed.  The new requirement is effective for years beginning after December 15, 2010 and early adoption is not permitted.  Companies affected by this new standard are required to record a cumulative effect adjustment to beginning retained earnings in the period of adoption.  The new standard is not expected to have a material effect on the Company because none of the Company’s reporting units with goodwill balances at December 31, 2010, have a negative or zero carrying value.

In July 2010, the FASB adopted enhanced disclosure requirements regarding financing receivables and allowance for credit losses, excluding short-term trade receivables or receivables measured at fair value or lower of cost or fair value.  The enhanced disclosure requirements include information about the nature and credit risk inherent in the entity’s financing receivables, the Company’s methods of analyzing and assessing credit risk in determining the allowance for credit losses and the changes and reasons for changes in the allowance for credit losses.  The enhanced disclosure requirements are required to be adopted by the Company in its annual report for the year ended December 31, 2010.  The Company’s financing receivables are currently short-term trade receivables which are excluded from such disclosures.   The additional disclosure requirements will not have an impact on the Company’s results of operations or financial position.

In January 2010, the FASB enhanced existing requirements and added new requirements for disclosures of fair value measurements.  Previous guidance required companies to disclose information about how management determined fair value for those assets and liabilities measured at fair value by categorizing such assets and liabilities in one of three categories: Level 1, Level 2 or Level 3.  The new requirements enhance and amend these disclosures.  Some of the new  disclosures were required to be adopted,  and were adopted by the Company in the first quarter ended March 31, 2010, with the remaining disclosures  required to be adopted by the Company in the first quarter ended March 31, 2011.  The additional disclosure requirements will not have an impact on the Company’s results of operations or financial position.

In October 2009, the FASB issued “Multiple-Deliverable Revenue Arrangements”, amending guidance to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation.  Expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance are required. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company will adopt this guidance prospectively as of  January 1, 2011 and is currently evaluating the financial statement impact, although it does not expect the implementation of this standard to have a material impact on the results of operations or financial position.

In October 2009, the FASB issued “Certain Revenue Arrangements That Include Software Elements”, amending guidance to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Entities that sell joint hardware and software products that meet this scope exception will be required to follow this guidance, effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company will adopt this guidance prospectively as of  January 1, 2011 and is currently evaluating the financial statement impact, although it does not expect the implementation of this standard to have a material impact on the results of operations or financial position.

5. Acquisitions

The Company completed two acquisitions in 2009.  The acquisitions were undertaken to improve the Company’s geographic presence and enhance its technical capabilities.

(a)	Marketware Inc.

On December 31, 2009, the Company purchased the operations and certain assets, and assumed specified liabilities of Marketware Inc. (“Marketware”).  Marketware, a Sacramento-based provider of Cisco IP-network-based physical security and networking solutions founded in 1982, generated revenue of approximately $5,400 for the 12 months ended December 31, 2009. The acquisition initially added ten employees as part of an expanded Northern California region.

Consideration at closing totaled $469 and consisted of (a) $350 in cash, (b) reimbursed inventory commitments of $60, (c) liabilities assumed of $28, (d) stock options granted to the seller valued at $23, (e) state sales taxes incurred in the transaction of $7, and (f) a noncompete agreement payment to the seller of $1.  Cash of $35 was initially retained by the Company under defined holdback provisions and was subsequently paid.  Transaction costs of $21 were charged as incurred to selling, general and administrative expenses.   Additional purchase consideration may be payable based on the Northern California region’s operating income contribution during the two years subsequent to the acquisition date. For the one-year period ending December 31, 2010, a minimum of zero and a maximum of $591 additional purchase price consideration can be earned. For the twelve-month period ending December 31, 2011, a minimum of zero and a maximum of $1,313 additional purchase price consideration can be earned. Up to 50% of the additional purchase price consideration may be paid in the form of common stock, at the Company’s option.

Estimated additional purchase consideration payable was recorded at fair value on the acquisition date in the amount of $825 and classified as other non-current liabilities as of March 31, 2010 and December 31, 2009.  The estimated additional consideration will be remeasured to fair value at each reporting date until settled with changes in fair value recognized as a component of selling, general and administrative expenses.

(b)	AdvancedNetworX, Inc.

On July 17, 2009, the Company purchased the operations and certain assets, and assumed specified liabilities of AdvancedNetworX, Inc. (“ANX”).  ANX, a Raleigh, North Carolina-based network consulting organization founded in September 2007, generated revenue of approximately $1,700 for the 12 months ended June 30, 2009. The acquisition will create a presence for INX in the Mid Atlantic region.

Consideration at closing totaled $665, consisting of: (a) $465 in cash, (b) $156 in assumed liabilities under customer contracts, (c) $34 in capital lease obligations assumed and (d) 2,000 shares of the Company’s common shares valued at $5.08 per share for a total of $10.  The shares were initially held in escrow under holdback provisions as defined in the acquisition agreement and were subsequently issued.  Transaction costs of $16 were charged as incurred to selling, general and administrative expenses.

Additional purchase consideration of between zero and $700 per year is payable based on ANX’s branch office operating income contribution during each of the one-year periods ending July 31, 2010, 2011 and 2012.  Up to 60% of such additional purchase price may be paid in the form of Common Stock, at the Company’s option.

Estimated additional purchase consideration payable was recorded at fair value on the acquisition date in the amount of $477.  The estimated additional consideration was remeasured as of March 31, 2010 and December 31, 2009 based on revised operating income forecasts, resulting in reduced selling, general, and administrative expense of $254 in the quarter ended March 31, 2010 and increased selling, general, and administrative expense of $109 in the quarter ended December 31, 2009.  The estimated additional purchase consideration payable of $0 and $254 are classified as accrued expenses and $332 and $332 are classified as other non-current liabilities as of March 31, 2010 and December 31, 2009, respectively, based on when the amounts are expected to be earned.  The estimated additional consideration will be remeasured to fair value at each reporting date until settled with changes in fair value recognized as a component of selling, general and administrative expenses.

(c)	Acquisitions Summary

The following table summarizes the estimated fair values, including professional fees and other related acquisition costs, at the closing date for 2009 acquisitions, including additional purchase price consideration subsequently paid.  There were no acquisitions in 2010.

	Marketware	ANX
Allocated acquisition cost:
Intangible assets	$491	$299
Inventory	9	—
Property and equipment	79	59
Other assets	50	—
Goodwill	665	784
Current portion of capital lease obligations	—	(15)
Accrued expenses	(7)	—
Deferred revenue	(5)	(156)
Other current liabilities	(17)	—
Non-current portion of capital lease obligations	—	(19)
Other liabilities	(831)	(477)
Net assets acquired	$434	$475

Amount of goodwill deductible for U.S. Federal income tax purposes	$—	$39

The total amount of ANX goodwill was determined to be impaired during the fourth quarter of 2009 and was charged to impairment expense.

(d)	Pro Forma Summary (Unaudited)

The following pro forma consolidated amounts give effect to the Company’s 2009 acquisition of ANX and Marketware as if they had occurred January 1, 2009. The pro forma consolidated amounts presented below are based on continuing operations.  The pro forma consolidated amounts are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect and should not be construed as being representative of future operating results.

Three Months Ended March 31, 2009
(As restated)
Revenues	$58,156
Net loss	$(1,197)
Net loss per share :
Basic	$(0.14)
Diluted	$(0.14)
Weighted average shares used in calculation:
Basic	8,708,210
Diluted	8,708,210

6. Earnings Per Share

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2010	2009 (As restated)
Numerator for basic and diluted earnings per share:
Net loss from continuing operations	$(547)	$(763)
Loss on disposal of discontinued operations, net of income taxes	—	(39)
Net loss	$(547)	$(802)
Denominator for basic earnings per share — weighted-average shares outstanding	9,109,924	8,706,210
Effect of dilutive securities — shares issuable from assumed conversion of common stock options, restricted stock, and warrants	—	—
Denominator for diluted earnings per share — weighted-average shares outstanding	9,109,924	8,706,210

The following table presents the number of shares of common stock that were excluded in the calculation of diluted earnings per share since their effect would have been antidilutive.

	Three Months Ended March 31,
	2010	2009

Warrants	40,000	—
Stock options	555,818	386,635
Contingent Shares	—	—
Restricted stock	514,397	—
Weighted-average shares considered antidilutive	1,110,215	386,635

For 2010 and 2009, the computation of diluted loss per share excludes warrants and outstanding stock options, and restricted stock awards because the Company reported losses during the period and including them would have had an anti-dilutive effect on loss per share.  In any period during which the average market price of the Company's common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings (losses) per share computation using the if converted method of accounting.

7. Share-Based Compensation

The Company recognized employee share-based compensation expense for stock option, restricted stock grants, and the employee stock purchase plan of $539 and $593 during the three months ended March 31, 2010 and 2009, respectively. The unrecognized compensation cost related to the Company's unvested stock options as of March 31, 2010 and 2009 was $842 and $1,352, respectively and is expected to be recognized over a weighted-average period of 1.4 years and 1.7 years, respectively.  The unrecognized compensation cost related to the Company's unvested restricted shares as of March 31, 2010 and 2009 was $2,699 and $3,394, respectively and is expected to be recognized over a weighted-average period of 1.9 years and 3.7 years, respectively.

8. Senior Credit Facility

The Company has a $70,000 maximum aggregate line of credit with Castle Pines Capital LLC (“CPC”) under a senior credit facility. The CPC senior credit facility is used primarily for inventory financing and working capital requirements.  At March 31, 2010, $35,507 was outstanding under the Facility and reported under accounts payable floor plan, and the unused availability was $4,233.

At March 31, 2010, the Company was operating under a waiver from CPC requiring compliance with the loan covenants as the Company had not filed its required SEC Form 10-K for December 31, 2009 or any subsequent Form 10-Q in 2010.  In May 2011, CPC waived the Company’s events of default under the Agreement loan covenants regarding timely provision of GAAP financial statements.

In the future, if any of the loan covenants are violated, the Company would be required to seek waivers from CPC. If CPC refused to provide waivers, the amount due under the Agreement could be accelerated and the Company could be required to seek other sources of financing.

9. Income Taxes

The Company records income tax expense for interim periods on the basis of an estimated annual effective tax rate.  The estimated annual effective tax rate is recomputed on a quarterly basis and may fluctuate due to changes in forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, and changes to actual or forecasted permanent book to tax differences.  In addition, the Company reflects the tax effect of discrete items such as tax benefits related to certain stock compensation transactions in the quarter these events occur.

For the three month period ended March 31, 2010 and 2009, the effective tax rate was 0% and 0%, respectively.  For both periods, the primary reason that the tax rate differs from the 34% Federal statutory corporate rate is the tax benefit for the current period loss is offset by the change in the valuation allowance.  The Company continues to maintain a full valuation allowance against the net deferred tax asset as management concludes that it is more likely than not that the results of future operations will not generate sufficient taxable income to realize the net deferred tax asset.

10. Commitments and Contingencies

Litigation

On February 6, 2009, the Company filed a lawsuit in the United States District Court Eastern District of Texas styled InternetworkExperts, Inc. v. International Business Machines Corporation (“IBM”) claiming damages totaling $1,791 plus interest, attorney fees, and costs of suit for breach of purchase orders in 2004 and 2006 under which payments were due upon early termination of services. On January 29, 2010, a settlement agreement was executed covering all outstanding litigation between the parties, resulting in IBM paying INX the amount of $310 less legal fees of $112.  The net settlement was reflected as a reduction of selling, general and administrative expenses in the first quarter of 2010.

On August 3, 2009, the Company filed a lawsuit in the 152nd District Court of Harris County styled “INX, Inc. v. General Consulate of Equatorial Guinea” seeking damages plus interest, attorney fees, and costs of suit for breach of contract in connection with the Company’s lease of its then Houston, Texas location.  Subsequent to March 31, 2010, on August 13, 2010, the Company received payment of $140 in settlement of the litigation, which was recognized as a reduction of selling, general and administrative expenses in the third quarter of 2010.

  Subsequent to March 31, 2010, on July 15, 2010, the Company filed a lawsuit in the United States District Court for the District of New Mexico (“US District Court”) styled “INX, Inc. v. Azulstar, Inc.” (“Azulstar”) seeking compensatory and punitive damages plus interest, attorney fees, and costs of suit for breach of contract, tortuous interference with business relations and existing contractual relations, and other allegations.  Azulstar provided professional services as a subcontractor to the Company in connection with the State of New Mexico, Department of Transportation RailRunner Wireless System Project (“RailRunner Project”).  Azulstar hired subcontractors to assist them and is alleged by the Company to not have paid those subcontractors for work performed.  In addition to paying Azulstar directly for all work performed except $23 held back, the Company paid Azulstar’s subcontractors $146 directly, charging the duplicate costs to professional services cost of sales in the quarter ended December 31, 2009.  On September 10, 2010, Azulstar filed a motion to dismiss the Company’s claim for failure to join a party under Rule 19 of the Federal Rules of Civil Procedure (“Motion to Dismiss”).  The US District Court has not yet ruled on the motion.  The amount of damages and costs that may ultimately be recovered by the Company, if any, cannot be determined at this time.  The Motion to Dismiss includes statements that Azulstar intends to file breach of contract claims against the Company.  The nature and extent of Azulstar’s allegations cannot be determined and the final outcome of any lawsuit that may be filed by Azulstar on this matter cannot be predicted, including whether such threatened lawsuit could have a material adverse effect on INX’s results of operations or financial position.

The Company is also party to other litigation and claims which management believes are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on its results of operations, financial position, or cash flows.

11.  Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. When an asset or liability is required to be measured at fair value, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs using a fair value hierarchy as follows:

Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets.

Level 2: Observable inputs other than quoted prices that are directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets; quoted prices for similar or identical assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The carrying amount of cash and cash equivalents, receivables, accounts payable and accounts payable floor plan are a reasonable estimate of their fair values due to their short duration.

The Company’s financial instruments measured at fair value on a recurring basis that are subject to the hierarchy disclosure requirements are as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Estimated Contingent Consideration:
Balance at December 31, 2009	$—	$—	$1,411	$1,411
Adjustment of estimate	—	—	(254)	(254)
Balance at March 31, 2010	$—	$—	$1,157	$1,157

	Level 1	Level 2	Level 3	Total Fair Value
Estimated Contingent Consideration:
Balance at December 31, 2008	$—	$—	$—	$—
Adjustment of estimate	—	—	—	—
Balance at March 31, 2009	$—	$—	$—	$—

The Company's other non-financial assets include goodwill, fixed assets and other intangible assets, which are classified as Level 3 assets. These assets are measured at fair value on a non-recurring basis as part of the Company's impairment assessments and as circumstances require.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements, including the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was contemporaneously filed with the Securities and Exchange Commission. Amounts are presented in thousands except for share and per share data.

Special notice regarding forward-looking statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to future events or our future financial performance. Readers are cautioned that any statement that is not a statement of historical fact including, but not limited to, statements which may be identified by words including, but not limited to, “anticipate,” “appear,” “believe,” “could,” “estimate,” “expect,” “hope,” “indicate,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “seek,” “should,” “will,” “would,” and other variations or negative expressions thereof, are predictions or estimations and are subject to known and unknown risks and uncertainties. Numerous factors, including factors that we have little or no control over, may affect INX’s actual results and may cause actual results to differ materially from those expressed in the forward-looking statements contained herein. In evaluating such statements, readers should consider the various factors identified in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission including the matters set forth in Item 1A. — “Risk Factors,” which could cause actual events, performance or results to differ materially from those indicated by such statements.

Financial Restatement

As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2010, the Company announced that it was delaying its fourth quarter earnings release (for the year ended December 31, 2009) and that it would not file its Annual Report on Form 10-K for the fiscal year 2009 by its due date in order to allow the Company additional time for the reexamination of its revenue recognition under Accounting Standards Codification (ASC) 605-25, Revenue Recognition, Multiple-Element Arrangement, previously referred to as Emerging Issues Task Force No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables”.

In the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2010, the Company announced that the Audit Committee of its Board of Directors, upon the recommendation of management, had determined that its previously issued financial statements included in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, its Quarterly Report for the quarter ended March 31, 2009 on Form 10-Q/A and for the quarters ended June 30, 2009 and September 30, 2009 on Form 10-Q, should no longer be relied upon as a result of certain errors affecting the timing of recognition of revenues and costs of revenues.

The restated financial statements correct the following errors in the recognition of revenue associated with the proper:

1.	Application of EITF 00-21, affecting the timing and presentation of revenue recognized (“00-21 Adjustments”) for the:
	a.	Proper determination of contracts to which EITF 00-21 was applicable and the related units of accounting for such contracts,
	b.	Proper determination of linkage between contracts, reflecting aggregation of single contracts into multiple element arrangements since they were negotiated as a package, and
	c.	Proper assessment of whether or not the Company had vendor specific objective evidence (“VSOE”) of the fair value of the various deliverables within arrangements containing multiple deliverables, as well as (i) the timing of revenue recognition based upon the relative fair value of the deliverables within the arrangement for deliverables for which we are able to establish the fair value. (ii) the allocation of the total arrangement consideration between the various elements of the arrangement based upon the relative fair value of the deliverables within the arrangement for multi-element arrangements, and, (iii) the deferral of revenue for the entire arrangement in situations where the arrangement contained remaining undelivered deliverables for which we are not able to establish the fair value.
2.		Identification of customer contracts with special customer acceptance terms which require deferral of revenues and related costs of revenues and commissions until customer acceptance was obtained (“Special Acceptance Terms”),
3.		Identification of contract shipping terms resulting in the incorrect timing of recognition of revenues and related costs of sales and commissions (“Shipping Terms”), and
4.		Identification of products that are maintenance, support, and installation services provided by third parties as the primary obligor of the service, which requires presentation of the revenue reported by the Company net of the cost of the services provided by the third party (“Net Presentation”).

In addition, the Company also determined that an error was made in the accounting for contingent consideration (“earn-out”) paid in August 2006 in connection with the acquisition of substantially all of the assets of InfoGroup Northwest, Inc. (“InfoGroup”).  The InfoGroup assets were acquired under an asset purchase agreement in June 2005 and most InfoGroup employees became employees of the Company.  As part of the earn-out provision, cash and common stock were paid by the Company to the InfoGroup shareholder based upon the InfoGroup branch offices achieving specific financial performance targets, which were recorded as goodwill.  The selling shareholder decided to give a portion of the earn-out to former employees of InfoGroup who had become employees of the Company as a result of the acquisition (“Employee Payments”).  Under GAAP, including guidance promulgated by the SEC, actions of economic interest holders in a company may be imputed to the company itself. When a selling shareholder gives acquisition-related payments to Company employees who were not selling shareholders, these payments are viewed as resulting from services that are assumed to have benefited the Company and therefore must be further recorded as a non-cash charge to compensation expense.  In effect, the Employee Payments are in substance a separate transaction from the Company’s acquisition of the InfoGroup assets, which should have been recorded as a separate non-cash charge to compensation expense. The Employee Payments were therefore required to be reflected in the consolidated financial statements for the year ended December 31, 2006 as non-cash compensation expense in the amount of $672, and the selling shareholder was deemed to have made a corresponding capital contribution to the Company.  The compensation expense is a non-cash charge because the payments were made directly by the selling shareholder from the acquisition proceeds received from the Company.  The Company did not expend additional cash with respect to the compensation charge.  The correction had no effect on total stockholders’ equity at December 31, 2006.

The adjustments made as a result of the restatement are more fully discussed in Note 3, Restatement of Previously Issued Financial Statements, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report. For a description of the control deficiencies identified by management as a result of our internal reviews, and management’s plan to remediate those deficiencies, see Part I, Item 4, Controls and Procedures.

A summary of effect of errors on the quarter ended March 31, 2009 as previously reported is summarized below:

	00-21 Adjustments	Special Acceptance Terms	Shipping Terms	Net Presentation	Total Restatement
Revenue:
Products	$(1,229)	$(480)	$906	$(431)	$(1,234)
Services	(23)	(139)	—	—	(162)
Total revenue	(1,252)	(619)	906	(431)	(1,396)
Cost of products and services:
Products	(868)	(349)	784	(431)	(864)
Services	(9)	(148)	1	—	(156)
Total cost of products and services	(877)	(497)	785	(431)	(1,020)
Gross Profit:
Products	(361)	(131)	122	—	(370)
Services	(14)	9	(1)	—	(6)
Total gross profit	(375)	(122)	121	—	(376)
Selling, general and administrative expenses	(33)	2	5	—	(26)
Operating income (loss)	(342)	(124)	116	—	(350)
Income tax expense (benefit)	(49)	(18)	17	—	(50)
Net income (loss) from continuing operations	(293)	(106)	99	—	(300)
Loss from discontinued operations	—	—	—	—	—
Net income (loss)	$(293)	$(106)	$99	$—	$(300)

Results Of Operations

Period Comparisons. The following tables set forth, for the periods indicated, certain financial data derived from our condensed consolidated statements of operations. Percentages shown in the table below are percentages of total revenue, except for the products and services components of gross profit, which are percentages of the respective product and service revenue.

Three Months Ended March 31, 2010 Compared To the Restated Three Months Ended March 31, 2009

	Three Months Ended March 31,
	2010		2009 (As Restated)		2009 (As Previously Reported)
	Amount	%	Amount	%	Amount	%
Revenue:
Products	$60,901	86.9	$43,332	77.5	$44,566	77.7
Services	9,147	13.1	12,605	22.5	12,767	22.3
Total revenue	70,048	100.0	55,937	100.0	57,333	100.0
Gross profit:
Products	10,954	18.0	8,074	18.6	8,444	18.9
Services	1,579	17.3	3,853	30.6	3,859	30.2
Total gross profit	12,533	17.9	11,927	21.3	12,303	21.5
Selling, general and administrative expenses	13,171	18.8	12,702	22.7	12,728	22.2
Operating loss	(638)	(0.9)	(775)	(1.4)	(425)	(0.7)
Interest and other income, net	91	0.1	12	—	12	—
Income tax expense	—	—	—	—	50	0.1
Net loss from continuing operations	(547)	(0.8)	(763)	(1.4)	(463)	(0.8)
Loss from discontinued operations, net of taxes	—	—	(39)	—	(39)	(0.1)
Net loss	$(547)	(0.8)	$(802)	(1.4)	$(502)	(0.9)

Revenue. Total revenue increased by $14,111, or 25.2%, to $70,048 from $55,937. Products revenue increased $17,569, or 40.5% to $60,901 from $43,332. The increase in products revenue was primarily due to large customer orders in our Gulf Coast and Northwest Regions and a reduction in the 2009 manufacturing backlog at Cisco.  Services revenue decreased $3,458 or 27.4% to $9,147 from $12,605, primarily due to the loss of a large Federal subcontract and a sales decrease in our Southwest Region.

Gross Profit. Total gross profit increased by $606, or 5.1%, to $12,533 from $11,927 and gross profit as a percentage of revenue decreased to 17.9% from 21.3%. Gross profit on the products sales component increased $2,880 or 35.7%, to $10,954 from $8,074 and, as a percentage of sales, decreased to 18.0% from 18.6%, primarily due to the large volume, low margin orders in the Gulf Coast Region discussed above. Gross profit on services revenue decreased $2,274 or 59.0% to $1,579 from $3,853 and gross profit as a percent of services revenue decreased to 17.3% from 30.6%, primarily due to the loss of the high margin large Federal subcontract referenced above and lower engineer utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $469, or 3.7% to $13,171 from $12,702. As a percentage of total revenue, these expenses decreased to 18.8% in 2010 versus 22.7% in 2009. Increased 2010 expenses primarily reflect higher commissions, severance, and bonuses, partially offset by a $254 adjustment to estimated contingent purchase price consideration for the ANX acquisition.

Operating (Loss) Income. Operating loss decreased $137 to a loss of $638 from loss of $775, primarily due to higher sales and gross margin, partially offset by higher selling, general and administrative expenses.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $79 to income of $91 from income of $12, primarily due to a special discount program for payment of borrowings under our senior credit facility within the free interest period sponsored by Cisco.

Income Tax Expense. Income tax expense was $0 in both periods presented.  An income tax benefit was not recognized for either the 2010 or 2009 loss due to the corresponding valuation allowance recorded as discussed further under “Deferred Tax Assets” below.

Net (Loss) Income. Net loss decreased $255 to a loss of $547 from a loss of $802, primarily due to higher sales and gross margin, partially offset by higher selling, general and administrative expenses.

Deferred Tax Assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. During the fourth quarter of 2008 and in the first quarter of 2009, we recorded a valuation allowance against the net deferred tax assets as we determined it is more likely than not that we will not be able to use the assets to reduce future tax liabilities.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are collections from our accounts receivable and our credit facility with Castle Pines Capital LLC (the “Credit Facility”), which we believe are sufficient to meet our short-term and long-term liquidity requirements. We use the Credit Facility to finance the majority of our purchases of inventory and to provide working capital when our cash flow from operations is insufficient. Our working capital increased to $13,311 at March 31, 2010 from $13,010 at December 31, 2009, primarily due to improved operating results.

The total Credit Facility is $70,000 with an additional $10 million credit facility specifically for acquisitions (“Acquisition Facility”). Substantially all of our assets are pledged as collateral under the Credit Facility. Advances under the Acquisition Facility are specific to each acquisition and subject to approval by CPC based on pre-established criteria. There were no borrowings under the Acquisition Facility outstanding at March 31, 2010.  Termination date of the Credit Facility was extended to December 31, 2011, subject to automatic annual renewal as defined in the Amendment.  We expect the Agreement to be extended under substantially similar terms.

As of March 31, 2010, borrowing capacity and availability were as follows:

Total Credit Facility	$70,000
Borrowing base limitation	(30,260)
Total borrowing capacity	39,740
Less interest-bearing borrowings	—
Less non-interest bearing advances	(35,507)
Total unused availability	$4,233

In addition to unused borrowing availability, liquidity at March 31, 2010 included our cash balance of $11,088. The “unused availability” is the amount not borrowed, but eligible to be borrowed. The borrowing base restrictions generally restrict our borrowings under the Credit Facility to 85% of the eligible receivables, 100% of our floor planned inventory and 75% of Cisco vendor rebates receivable.

We use the Credit Facility to finance purchases of Cisco products from Cisco and from certain wholesale distributors. Cisco provides 60-day terms, and other wholesale distributors typically provide 30-day terms. Balances under the Credit Facility that are within those respective 60-day and 30-day periods (the “Free Finance Period”) do not accrue interest and are classified as floor plan financing in our balance sheet. To the extent that we have credit availability under the Credit Facility, it gives us the ability to extend the payment terms past the Free Finance Period. Amounts extended past the Free Finance Period accrue interest and are classified as notes payable on our balance sheet, for which there was no balance outstanding at either March 31, 2010 or December 31, 2009.  The interest rate of the Credit Facility is the prime rate plus 0.5% (3.75% at March 31, 2010) and the interest rate of the Acquisition Facility is the prime rate plus 2.0% (5.25% at March 31, 2010).

As defined in the Credit Facility there are restrictive covenants measured at each quarter and year-end regarding minimum tangible net worth, maximum debt to tangible net worth ratio, and a minimum current ratio. At March 31, 2010, we were operating under a waiver from CPC requiring compliance with the loan covenants we had not filed our required SEC Form 10-K for December 31, 2009.  In May 2011, CPC waived our events of default under the Agreement loan covenants regarding timely provision of GAAP financial statements.   If we violate any of the loan covenants, we would be required to seek waivers from CPC for those non-compliance events. If CPC refused to provide waivers, the amount due under the Credit Facility could be accelerated and we could be required to seek other sources of financing.

Cash Flows. During the three months ended March 31, 2010, our cash decreased by $2,159. Operating activities provided cash of $7,518, investing activities used $678, and financing activities used $8,999.

Operating Activities. Operating activities provided $7,518 in the three months ended March 31, 2010, as compared to providing cash of $6,307 in the comparable 2009 period. During the three months ended March 31, 2010, net income and noncash adjustments to net income provided cash of $433 and changes in asset and liability accounts provided cash of $7,085, primarily due to reduced inventory resulting from shipments of product initially received in 2009.

Investing Activities. Investing activities used $678 in the three months ended March 31, 2010, compared to $125 used during the comparable period in 2009. Our investing activities primarily consisted of capital expenditures of $679 in 2010 and $125 in 2009. Capital expenditures in both years were primarily related to purchases of computer equipment and software, and to a lesser degree, leasehold improvements.

  Financing Activities. Financing activities used $8,999 in the three months ended March 31, 2010, as compared to using $8,438 in the comparable period in 2009. Funds used were primarily from net borrowings under the floor plan financing of $9,054 and $8,490 in the three months ended March 31, 2010 and 2009, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of certain members of our management, including our Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on this evaluation and as further set forth below, we believe our disclosure controls and procedures were not effective as of March 31, 2010.

Management’s Assessment of Disclosure Controls and Procedures

As a result of the material weaknesses in our internal control over financial reporting discussed below, we have concluded that our disclosure controls and procedures at March 31, 2010 were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

In addition to our material weaknesses in internal control over financial reporting as set forth in our management report below, we also determined that our disclosure controls and procedures had not been designed to ensure that information required to be disclosed by us in these reports was accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosures.  We determined that our disclosure controls were not effective, as follows:

1.
We have been over reliant on a few select employees, and have not developed and implemented sufficient management training programs to educate our key managers on matters related to the Exchange Act reporting and disclosure requirements.

2.
We did not have in place information and communication structures that were sufficient to ensure that reportable events regarding our business operations were communicated completely, accurately and timely as required by the Exchange Act.

Disclosure Controls and Procedures Remediation Initiatives

With respect to our training of management personnel, our remediation efforts will include, but not be limited to, the implementation of training programs for the appropriate key managers who are integral to our disclosure controls.  This training will include initial management training as well as on-going education on the reporting requirements of the Exchange Act.

With respect to improving our disclosure reporting structure and internal communication, our remediation efforts will include, but will not be limited to, designing, documenting and implementing processes to internally report, both on a periodic and routine on-going basis, items that could impact disclosure and reporting requirements that will keep management apprised of key events that may impact our reporting under the Exchange Act.

In light of the ineffectiveness of our disclosure controls and procedures described above, we performed additional procedures to ensure that our disclosures are presented in accordance with the requirements of the Exchange Act.  Accordingly, we believe that the information included in this report meets the requirements set forth in the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2010.

In conducting the evaluation, our management used the criteria based on the framework of Internal Control over Financial Reporting —Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation, we believe that, as of March 31, 2010, our internal control over financial reporting was not effective based on those criteria.

We have identified the following material weaknesses in our system of internal controls over financial reporting.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected in a timely basis.

Overview

Like many other smaller reporting companies, our business was founded on an entrepreneurial spirit focused on seizing a business opportunity and driving revenue.  We have grown in size to where today we have over $300 million in revenue and are quickly approaching 500 employees.  Over the course of time, we modified our business strategy and acquired other businesses.  Compared to only a few years ago, we are now operating a more complex business model placing an even greater requirement on the efficient and effective execution of our business processes, financial processes and systems.

As we grew we endeavored to have our business processes, financial processes and systems keep pace with the developing complexity of our business.  Nonetheless, we did not adequately invest in maintaining and developing the appropriate processes, technology and human resources to execute our business model efficiently and effectively from a business and financial reporting perspective which adversely impacts our internal controls over financial reporting.  We are currently undertaking efforts to assess and improve our policies and procedures.  We are reviewing our human capital requirements with a focus on the appropriate qualifications, supervision, lines of reporting and communication, and the related assignment of authority and responsibility.

Revenue Accounting

As previously disclosed in our Current Report on Form 8-K filed with the SEC on March 26, 2010, we announced that we were delaying our fourth quarter earnings release (for the year ended December 31, 2009) and would not file our Annual Report on Form 10-K for the fiscal year 2009 by the due date in order to allow us additional time for the reexamination of our revenue recognition under Accounting Standards Codification (ASC) 605-25, Revenue Recognition, Multiple-Element Arrangements, previously referred to as Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).

In our Current Report on Form 8-K filed with the SEC on June 21, 2010, we announced that the Audit Committee of our Board of Directors, upon the recommendation of management, had determined that our previously issued financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, our Quarterly Report for the quarter ended March 31, 2009 on Form 10-Q/A and for the quarters ended June 30, 2009 and September 30, 2009 on Form 10-Q, should no longer be relied upon as a result of certain errors affecting the timing of recognition of revenues and costs of revenues.

In the contemporaneously filed 2010 Form 10-K and Form 10-Qs for the first three quarters of 2010, we restate our financial statements for the 2008 quarterly and annual periods and the first three quarters of 2009.

We identified the following material weaknesses with respect to our legacy revenue accounting:

1.
We did not employ sufficiently qualified staff, and did not design sufficient documentation and review procedures to appropriately apply EITF 00-21, Revenue Arrangements with Multiple Deliverables, now referred to as ASC 605-25 Revenue Recognition, Multiple-Element Arrangements.

2.
We did not have sufficient procedures with respect to contract reviews to appropriately assess the impact of customer acceptance provisions when determining if delivery had occurred in order to recognize revenue.

3.
We did not have sufficient procedures to identify and assess product sales that should be accounted for on a net presentation basis in accordance with EITF 99-19, now ASC 605-45.  In addition, we lacked sufficient controls over our products database to monitor the appropriateness of any changes related to net/gross presentation.

4.
We did not have sufficient policies, procedures, training, or staffing criteria, with respect to our sales order entry process to correctly capture the applicable shipping terms for our sales transactions.

5.
We did not have sufficient policies and procedures, training, or staffing criteria, with respect to linking customer orders into arrangements when negotiated as a package and requiring, collecting and maintaining sufficient written documentation when consummating a customer order and proceeding with the sales order entry process.

6.	We did not effectively operate our control associated with the review of the service revenue accrual, resulting in computational errors.

With respect to the efforts we undertook to perform the revenue restatement we identified the following material weaknesses:

1.	We did not have sufficient procedures to test the software code developed to perform certain revenue recognition calculations.

2.	We did not have sufficient procedures to control the accuracy and completeness of data uploaded into our database for revenue recognition calculation purposes.

3.	We did not sufficiently assess and apply certain aspects of ASC 605-25 Revenue Recognition, Multiple-Element Arrangements to the particular facts and circumstances of our revenue arrangements.

Technical Accounting and Other

We identified the following additional material weaknesses.

Contingent Consideration Related to Business Acquisitions

We did not maintain effective internal controls to ensure the appropriate recording and reporting of certain business acquisition related payments. Specifically, our controls were not designed to ensure that the redistribution of such contingent acquisition-related payments from the selling shareholders to certain of our employees was correctly accounted for in accordance with GAAP.  In addition we did not adequately assess this GAAP accounting requirement. As a consequence, we did not correctly recognize non-cash expense for certain redistributed contingent acquisition-related payments which had already been correctly recognized as additional goodwill at the time of the payments.

Income Tax Valuation Allowance

We did not have sufficiently qualified staff to properly assess releasing the income tax valuation allowance.  We originally determined to maintain a full income tax valuation allowance against our net deferred tax assets based on our three year cumulative losses before taxes.  We did not adequately assess the other stronger evidence which when considered with the positive evidence  indicated a release of the valuation allowance was appropriate, including: (a) the realization of all net operating loss carry forwards, (b) the current period taxable income and (c) our expectations of future earnings.

Goodwill and Other Long-Lived Asset Valuations

We did not sufficiently design our internal controls to ensure that our goodwill and other long-lived asset valuation calculations were correct, as follows:

1.	We did not adequately document the assumptions used for our internal projections.

2.	Our internal financial model was not reviewed in detail by someone other than the preparer.

3.	We did not establish review procedures to adequately supervise and review the work of the outside valuation firm we hired to prepare the valuations.

4.
We did not establish a procedure to determine if the outside valuation firm retained by us had adequate controls and review procedures to assess the quality and accuracy of their own work prior to delivering their reports to us.

Management’s Internal Control Over Financial Reporting Remediation Initiatives

Revenue Accounting

To address the material weaknesses related to our revenue accounting, our remediation efforts will include, but will not be limited to, the following.

Our efforts to remediate our revenue accounting material weaknesses will involve a holistic restructuring of our entire revenue accounting process beginning with sales order entry through cash collection.  We will develop policies and procedures including documentation requirements, for the entire revenue process, addressing both technical accounting matters and the related business processes.  We will hire appropriate staff, develop and implement training, and conduct routine assessments of compliance with our new procedures.

We intend to implement a solution that leverages the use of our technology resources, beginning with the tracking of sales opportunities and will include a database system that facilitates the contract review process, enables linkage of multiple customer orders into arrangements when negotiated as a package and documents delivery of orders.

With respect to the service revenue accrual material weakness, we will implement an additional follow-up procedure to confirm the control as designed was performed, and we will modify access to underlying project reports to implement a cut-off control and prevent data changes.

Technical Accounting and Other

Contingent Consideration Related to Business Acquisitions

To address the material weaknesses in our accounting for contingent consideration related to our business acquisitions, our remediation efforts will include, but will not be limited to, the following:

1.
We will include a provision in our future business combination agreements requiring selling shareholders to timely inform us if any contingent consideration is redistributed to our employees, including a certification document to be executed at the time contingent consideration is disbursed.

2.	We will enhance our accounting capabilities and knowledge with respect to accounting for contingent consideration as required by GAAP.

3.
In future employment agreements with individuals that become employees as a result of business acquisitions, we will include a provision requiring disclosure to us with respect to their receipt of any redistributed acquisition related payments.

Income Tax Valuation Allowance

To address our material weakness with respect to the accounting for our income tax valuation allowance we will provide additional training to our staff and implement a review procedure to be performed by someone with the necessary knowledge and experience to correctly conclude on the assessment of the need for a valuation allowance.

Goodwill and Other Long-Lived Asset Valuations

To address our material weaknesses in our goodwill and other long-lived asset valuation calculations our remediation efforts will include, but not be limited to, the following:

1.	We will develop and implement a comprehensive set of documentation requirements regarding our forecast assumptions.

2.	We will develop and implement a detailed financial model review and approval process.

3.	We will develop and implement a detailed set of review procedures to assess the work product provided by our external valuation services firm.

4.
We will develop and implement procedures to assess the quality and completeness of the internal controls performed by our external valuation services firm prior to their delivery of work product to us.

We anticipate these actions will improve our internal control over financial reporting and will address the related material weaknesses identified above.  We are currently planning and initiating efforts to implement these improvements in our internal control over financial reporting.  However, because the institutionalization of the internal control process requires repeatable process execution, the successful execution of these controls, for at least several periods, may be required prior to management being able to definitively conclude that the material weaknesses have been fully remediated.

In light of the material weaknesses described above related to our internal control over financial reporting, we performed significant additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present in all material respects, our financial condition, results of operations, changes in shareholders' equity and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the first quarter of 2010, there have been no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

The certifications of INX's Principal Executive Officer and Principal Financial Officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning INX's disclosure controls and procedures and internal controls over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to condensed consolidated financial statements in Part I, Item 1, which is incorporated herein by reference.

Item 6. Exhibits

See exhibit list in the Index to Exhibits, which is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INX Inc.

Date: June 3, 2011	By:	/s/ PHILIP RYDZEWSKI
Philip Rydzewski
Chief Financial Officer

Index to Exhibits

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From:
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith.
32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith.