Form 10-Q
period 2010-06-30
INX Inc
filed 2011-06-03
CIK 1020017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

INX Inc. and Subsidiaries
FORM 10-Q for the Quarter Ended June 30, 2010

EXPLANATORY NOTE

Overview of Restatement

In this Quarterly Report on Form 10-Q, INX Inc. (the “Company” or “INX”):

1.	Restates its Condensed Consolidated Balance Sheet as of June 30, 2009, and

2.
Restates its Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2009 and Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2009, and the related disclosures in Notes to Condensed Consolidated Financial Statements.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)
	June 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$8,692	$13,247
Accounts receivable, net of allowance of $246 and $295, respectively	72,413	52,269
Inventory, net	4,771	7,527
Deferred costs	2,199	1,497
Deferred income taxes	2,351	---
Other current assets	1,263	1,106
Total current assets	91,689	75,646
Property and equipment, net of accumulated depreciation of $6,875 and $5,825, respectively	4,787	4,833
Goodwill	13,798	13,870
Intangible assets, net of accumulated amortization of $1,574 and $1,201, respectively	1,387	1,760
Deferred income taxes	3,394	—
Other assets	210	257
Total assets	$115,265	$96,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$182	$192
Accounts payable floor plan	52,085	44,561
Accounts payable	7,105	5,682
Accrued payroll and related costs	7,566	4,679
Accrued expenses	4,317	4,838
Deferred revenue	2,662	2,402
Other current liabilities	144	282
Total current liabilities	74,061	62,636
Non-current liabilities:
Non-current portion of capital lease obligations	125	216
Other liabilities	1,655	1,535
Total liabilities	75,841	64,387

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,261,743 and 9,103,253 issued and outstanding, respectively	92	91
Additional paid-in capital	55,887	54,269
Accumulated deficit	(16,555)	(22,381)
Total stockholders’ equity	39,424	31,979
Total liabilities and stockholders’ equity	$115,265	$96,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2010	2009
		(As Restated, Note 3)
Revenue:
Products	$74,263	$44,719
Services	9,792	11,460
Total revenue	84,055	56,179
Cost of products and services:
Products	59,219	35,330
Services	7,768	8,361
Total cost of products and services	66,987	43,691
Gross profit	17,068	12,488
Selling, general and administrative expenses	15,947	12,283
Operating income	1,121	205
Interest and other (expense) income, net	(11)	5
Income before income taxes from continuing activities	1,110	210
Income tax benefit	(5,263)	—
Net income from continuing operations	6,373	210
Loss from discontinued operations, net of taxes	—	(17)
Net income	$6,373	$193

Basic net income per share:
Net income from continuing operations	$0.69	$0.02
Loss from discontinued operations, net of taxes	—	—
Net income per share – basic	$0.69	$0.02
Diluted net income per share:
Net income from continuing operations	$0.65	$0.02
Loss from discontinued operations, net of taxes	—	—
Net income per share - diluted	$0.65	$0.02

Weighted average shares – basic	9,200,788	8,822,621
Weighted average shares – diluted	9,753,846	9,319,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
		(As Restated, Note 3)
Revenue:
Products	$135,164	$88,051
Services	18,939	24,065
Total revenue	154,103	112,116
Cost of products and services:
Products	109,166	70,588
Services	15,336	17,113
Total cost of products and services	124,502	87,701
Gross profit	29,601	24,415
Selling, general and administrative expenses	29,118	24,985
Operating income (loss)	483	(570)
Interest and other income, net	80	17
Income (loss) before income taxes from continuing operations	563	(553)
Income tax benefit	(5,263)	—
Net income (loss) from continuing operations	5,826	(553)
Loss from discontinued operations, net of taxes	—	(56)
Net income (loss)	$5,826	$(609)

Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.64	$(0.06)
(Loss) income from discontinued operations, net of taxes	—	(0.01)
Net income (loss) per share – basic	$0.64	$(0.07)
Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.60	$(0.06)
(Loss) income from discontinued operations, net of taxes	—	(0.01)
Net income (loss) per share – diluted	$0.60	$(0.07)

Weighted average shares – basic	9,155,356	8,764,416
Weighted average shares – diluted	9,725,309	8,764,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2009	9,103,253	$91	$54,269	$(22,381)	$31,979
Exercise of common stock options	2,860	—	6	—	6
Issuance of vested restricted common stock	77,255	1	(1)	—	—
Share-based compensation expense related to employee stock options and employee restricted stock grants	—	—	801	—	801
Share-based compensation expense related to Employee Stock Purchase Plan	—	—	163	—	163
Issuance of common stock under the Employee Stock Purchase Plan	92,152	—	372	—	372
Excess tax benefit from stock option exercises	—	—	374	—	374
Issuance of common stock grant	5,000	—	28	—	28
Purchase and retirement of stock resulting from grantee election to fund payroll taxes out of restricted stock grant	(18,777)	—	(125)	—	(125)
Net income	—	—	—	5,826	5,826
Balance at June 30, 2010	9,261,743	$92	$55,887	$(16,555)	$39,424

The accompanying notes are an integral part of this condensed consolidated financial statements.

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
		(As Restated, Note 3)
Cash flows from operating activities:
Net income (loss)	$5,826	$(609)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of income taxes	—	56
Depreciation and amortization	1,439	1,475
Share-based compensation expense	992	1,143
Impairment charges	594	—
Adjustment to estimated acquisition contingent consideration	(254)	—
Deferred income taxes	(5,745)	—
Excess tax benefits from stock option exercises	(374)	—
Provision for doubtful accounts	47	25
Loss on disposal of property and equipment	2	52
Changes in assets and liabilities that provided (used) cash:
Accounts receivable, net	(20,191)	1,363
Inventory	2,756	2,106
Accounts payable	1,423	927
Other assets and liabilities	2,904	119
Net cash (used in) provided by operating activities	(10,581)	6,657
Cash flows from investing activities:
Purchases of property and equipment	(1,023)	(254)
Acquisition of NetTeks Technology Consultants, Inc.	(1,000)	—
Proceeds from sale of property and equipment	1	—
Increase in restricted cash for lease deposit	—	(53)
Net cash used in investing activities	(2,022)	(307)
Cash flows from financing activities:
Borrowings (payments) under non-interest bearing floor plan financing, net	7,524	(4,066)
Excess tax benefits from stock option exercises	374	—
Proceeds from shares issued under Employee Stock Purchase Plan	372	167
Payments on other borrowings	(103)	(119)
Purchase of stock resulting from grantee election	(125)	(26)
Proceeds from exercise of stock options	6	4
Purchase of common stock	—	(66)
Net cash provided by (used in) financing activities	8,048	(4,106)
Net (decrease) increase in cash and cash equivalents	(4,555)	2,244
Cash and cash equivalents at beginning of period	13,247	10,937
Cash and cash equivalents at end of period	$8,692	$13,181

Supplemental disclosure of cash flow information:

Issuance of vested restricted common stock	$374	$225
Acquisition of Access Flow, Inc.	$522	$—

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

2. Basis of Presentation

The accompanying unaudited financial data as of June 30, 2010 and for the three-month and six-month periods ended June 30, 2010 and 2009 have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2009 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed on June 3, 2011.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary for a fair presentation of financial position as of June 30, 2010, results of operations for the three-month and six-month periods ended June 30, 2010 and 2009, cash flows for the six months ended June 30, 2010 and 2009, and stockholders’ equity for the six months ended June 30, 2010, have been included. The results of the interim periods are not necessarily indicative of results for the full year or any future period.

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

A summary of the effect of the errors on the three and six months ended June 30, 2009 as previously reported is summarized below:

Condensed Consolidated Statement of Operations For the Three Months Ended June 30, 2009:

	As Previously Reported	00-21 Adjustments	Special Acceptance Terms	Shipping Terms	Net Presentation	As Restated
Revenue:
Products	$46,455	$(59)	$(1,318)	$(64)	$(295)	$44,719
Services	11,893	(138)	(295)	—	—	11,460
Total revenue	58,348	(197)	(1,613)	(64)	(295)	56,179
Cost of products and services:
Products	36,877	(4)	(1,170)	(78)	(295)	35,330
Services	8,746	(96)	(293)	4	—	8,361
Total cost of products and services	45,623	(100)	(1,463)	(74)	(295)	43,691
Gross profit	12,725	(97)	(150)	10	—	12,488
Selling, general and administrative expenses	12,325	(11)	(35)	4	—	12,283
Operating income (loss)	400	(86)	(115)	6	—	205
Interest and other income (expense), net	5	—	—	—	—	5
Income (loss) before income taxes	405	(86)	(115)	6	—	210
Income tax expense (benefit)	69	(31)	(40)	2	—	—
Net income (loss) from continuing operations	336	(55)	(75)	4	—	210
Income (loss) from discontinued operations, net of taxes	(17)	—	—	—	—	(17)
Net income (loss)	$319	$(55)	$(75)	$4	$—	$193
Basic net loss per share:
Net loss from continuing operations	$0.04					$0.02
Loss from discontinued operations, net of taxes	—					—
Net loss per share – basic	$0.04					$0.02
Diluted net loss per share:
Net loss from continuing operations	$0.04					$0.02
Loss from discontinued operations, net of taxes	(0.01)					—
Net loss per share – diluted	$0.03					$0.02
Weighted average shares outstanding - basic	8,822,621					8,822,621
Weighted average shares outstanding - diluted	9,319,280					9,319,280

Condensed Consolidated Statement of Operations For the Six Months Ended June 30, 2009:

	As Previously Reported	00-21 Adjustments	Special Acceptance Terms	Shipping Terms	Net Presentation	Total Restatement
Revenue:
Products	$91,021	$(1,288)	$(1,798)	$842	$(726)	$88,051
Services	24,660	(161)	(434)	—	—	24,065
Total revenue	115,681	(1,449)	(2,232)	842	(726)	112,116
Cost of products and services:
Products	72,999	(872)	(1,519)	706	(726)	70,588
Services	17,654	(105)	(441)	5	—	17,113
Total cost of products and services	90,653	(977)	(1,960)	711	(726)	87,701
Gross profit	25,028	(472)	(272)	131		24,415
Selling, general and administrative expenses	25,053	(44)	(33)	9	—	24,985
Operating income (loss)	(25)	(428)	(239)	122	—	(570)
Interest and other income (expense), net	17	—	—	—	—	17
Income (loss) before income taxes	(8)	(428)	(239)	122	—	(553)
Income tax expense (benefit)	119	(80)	(58)	19	—	—
Net income (loss) from continuing operations	(127)	(348)	(181)	103	—	(553)
Income (loss) from discontinued operations, net of taxes	(56)	—	—	—	—	(56)
Net income (loss)	$(183)	$(348)	$(181)	$103	$—	$(609)
Basic net loss per share:
Net loss from continuing operations	$(0.01)					$(0.06)
Loss from discontinued operations, net of taxes	(0.01)					(0.01)
Net loss per share – basic	$(0.02)					$(0.07)
Diluted net loss per share:
Net loss from continuing operations	$(0.01)					$(0.06)
Loss from discontinued operations, net of taxes	(0.01)					(0.01)
Net loss per share – diluted	$(0.02)					$(0.07)

Weighted average shares outstanding - basic	8,764,416					8,764,416
Weighted average shares outstanding - diluted	8,764,416					8,764,416

Condensed Consolidated Balance Sheet at June 30, 2009:

	As Previously Reported	Revenue Corrections	Goodwill Correction	As Restated
Current Assets:
Cash and cash equivalents	$13,181	$—	$—	$13,181
Accounts receivable, net	50,791	(485)	—	50,306
Inventory, net	1,172	332	—	1,504
Deferred costs	364	1,102	—	1,466
Other current assets	1,241	—	—	1,241
Total current assets	66,749	949	—	67,698
Property and equipment, net	4,569	—	—	4,569
Goodwill	13,256	—	—	13,256
Intangible and other assets, net	1,402	—	—	1,402
Total assets	$85,976	$949	$—	$86,925

Current liabilities:
Current portion of capital lease obligations	$189	$—	$—	$189
Accounts payable floor plan	35,936	—	—	35,936
Accounts payable	6,097	—	—	6,097
Accrued payroll and related costs	4,834	(41)	—	4,793
Accrued expenses	2,939	—	—	2,939
Deferred revenue	550	1,655	—	2,205
Other current liabilities	227	(99)	—	128
Total current liabilities	50,772	1,515	—	52,287
Non-current liabilities:
Non-current portion of capital lease obligations	290	—	—	290
Other liabilities	285	—	—	285
Total liabilities	51,347	1,515	—	52,862
Stockholders’ equity:
Common stock	88	—	—	88
Additional paid-in capital	51,983	(75)	672	52,580
Accumulated deficit	(17,442)	(491)	(672)	(18,605)
Total stockholders’ equity	34,629	(566)	—	34,063
Total liabilities and stockholders’ equity	$85,976	$949	$—	$86,925

Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2009:

	As Previously Reported	Revenue Corrections	As Restated
Cash flows from operating activities:
Net loss	$(183)	$(426)	$(609)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss from discontinued operations	56	—	56
Depreciation and amortization	1,475	—	1,475
Share-based compensation expense	1,143	—	1,143
Excess tax benefit from stock option exercises	(20)	20	—
Loss on retirement of assets	52	—	52
Provision for doubtful accounts	25	—	25
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,050	(687)	1,363
Inventory	1,234	872	2,106
Accounts payable	927	—	927
Other assets and liabilities	(122)	241	119
Net cash provided by operating activities	6,637	20	6,657
Cash flows from investing activities:
Increase in restricted cash for lease deposit	(53)	—	(53)
Capital expenditures	(254)	—	(254)
Net cash used in investing activities	(307)	—	(307)
Cash flows from financing activities:
Payments under floor plan financing, net	(4,066)	—	(4,066)
Proceeds from shares issued under Employee Stock Purchase Plan	167	—	167
Exercise of stock options	4	—	4
Excess tax benefits from stock option exercises	20	(20)	—
Purchase of common stock	(66)	—	(66)
Purchase of stock resulting from grantee election	(26)	—	(26)
Payments on notes payable and capital lease obligations	(119)	—	(119)
Net cash used in financing activities	(4,086)	(20)	(4,106)
Net increase in cash and cash equivalents	2,244	—	2,244
Cash and cash equivalents at beginning of period	10,937	—	10,937
Cash and cash equivalents at end of period	$13,181	$—	$13,181

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

5. Acquisitions/Goodwill Impairment

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

Estimated additional purchase consideration payable was recorded at fair value on the acquisition date in the amount of $825 and classified as other non-current liabilities as of June 30, 2010 and December 31, 2009.  The estimated additional consideration will be remeasured to fair value at each reporting date until settled with changes in fair value recognized as a component of selling, general and administrative expenses.

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

Estimated additional purchase consideration payable was recorded at fair value on the acquisition date in the amount of $477.  The estimated additional consideration was remeasured as of June 30, 2010, March 31, 2010 and December 31, 2009 based on revised operating income forecasts, resulting in reduced selling, general, and administrative expense of $254 in the six months ended June 30, 2010 and increased selling, general, and administrative expense of $109 in the quarter ended December 31, 2009.  The estimated additional purchase consideration payable of $0 and $254 are classified as accrued expenses and $332 and $332 are classified as other non-current liabilities as of June 30, 2010 and December 31, 2009, respectively, based on when the amounts are expected to be earned.  The estimated additional consideration will be remeasured to fair value at each reporting date until settled with changes in fair value recognized as a component of selling, general and administrative expenses.

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

	Three Months Ended June 30, 2009 (As restated)	Six Months Ended June 30, 2009 (As restated)
Revenues	$58,968	$117,123
Net income (loss)	$1	$(1,196)
Net income (loss) per share:
Basic	$—	$(0.14)
Diluted	$—	$(0.14)
Weighted average shares used in calculation:
Basic	8,824,621	8,766,416
Diluted	8,824,621	8,766,416

(d)	Goodwill Impairment

During the first two quarters of 2010, the Company's Northern California reporting unit, consisting of the Company's Marketware and Access Flow acquisitions, generated substantial operating losses compared to the operating income as forecasted in connection with the 2009 annual goodwill impairment assessment.  This financial underperformance triggered the need to perform an interim impairment test, resulting in a goodwill impairment charge of $594 recorded in selling, general and administrative expenses during the second quarter.

6. Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive stock options and warrants less the number of treasury shares assumed to be purchased from the exercise proceeds using the average market price of the Company’s common stock for each of the periods presented.

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009 (As restated)	2010	2009 (As restated)
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations	$6,373	$210	$5,826	$(553)
Loss on disposal of discontinued operations, net of income taxes	—	(17)	—	(56)
Net income (loss)	$6,373	$193	$5,826	$(609)

Denominator for basic earnings per share — weighted-average shares outstanding
Effect of dilutive securities — shares issuable from assumed conversion of common stock options, restricted stock, and warrants	9,200,788	8,822,621	9,155,356	8,764,416
Denominator for diluted earnings per share — weighted-average shares outstanding	553,058	496,659	569,953	—
Denominator for basic earnings per share — weighted-average shares outstanding	9,753,846	9,319,280	9,725,309	8,764,416

The following table presents the number of shares of common stock that were excluded in the calculation of diluted earnings per share since their effect would have been antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Warrants	40,000	40,000	40,000	40,000
Stock options	561,468	592,788	551,468	592,788
Contingent Shares	—	35,593	—	35,593
Restricted stock	—	—	—	502,978
Weighted-average shares considered antidilutive	601,468	668,381	591,468	1,171,359

For 2010, the computation of diluted earnings per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of the Company's common shares, because the inclusion of such options and warrants would be anti-dilutive and such options and warrants are not considered participating securities. For 2009, the computation of diluted loss per share excludes warrants and outstanding stock options, and restricted stock awards because the Company reported losses during the period and including them would have had an anti-dilutive effect on loss per share.  In any period during which the average market price of the Company's common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings (losses) per share computation using the if converted method of accounting.

7. Share-Based Compensation

The Company recognized employee share-based compensation expense for stock option, restricted stock grants, and the employee stock purchase plan of $424 and $460 during the three months ended June 30, 2010 and 2009, respectively and $963 and $1,053 during the six months ended June 30, 2010 and 2009, respectively. In addition, during the three months ended June 30, 2009, the Company issued 19,149 shares to its non-employee directors. The issued shares vest immediately and were valued at $90, determined by multiplying the number of shares issued by the closing price per share for the common stock as reported by NASDAQ on May 12, 2009. The unrecognized compensation cost related to the Company's unvested stock options as of June 30, 2010 and 2009 was $728 and $1,124, respectively and is expected to be recognized over a weighted-average period of 1.2 years and 1.5 years, respectively.  The unrecognized compensation cost related to the Company's unvested restricted shares as of June 30, 2010 and 2009 was $2,422 and $3,763, respectively and is expected to be recognized over a weighted-average period of 1.8 years and 2.3 years, respectively.

8. Senior Credit Facility

The Company has a $70,000 maximum aggregate line of credit with Castle Pines Capital LLC (“CPC”) under a senior credit facility. The CPC senior credit facility is used primarily for inventory financing and working capital requirements.  At June 30, 2010, $52,085 was outstanding under the Facility and reported under accounts payable floor plan, and the unused availability was $6,343.

At June 30, 2010, the Company was operating under a waiver from CPC requiring compliance with the loan covenants as the Company had not filed its required SEC Form 10-K for December 31, 2009 or any subsequent Form 10-Q in 2010.  In May 2011, CPC waived the Company’s events of default under the Agreement loan covenants regarding timely provision of GAAP financial statements.

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

For the three month period ended June 30, 2010, before considering the impact of releasing the valuation allowance, the effective tax rate was 44%.  The primary reason that the tax rate differs from the 34% Federal statutory corporate rate is the impact of permanent tax differences including meals and entertainment, stock compensation and non-deductible goodwill.  In addition, the Company released the valuation allowance in full and recognized an income tax benefit of $5,492.   The Company reached this determination after giving consideration to a variety of factors including but not limited to:  (a) the current period realization of all net operating loss (NOL) carry forwards totaling $3,510, (b) the current period taxable income and (c) the expectation of future earnings, thus concluding that it is more likely than not that the Company’s deferred tax assets will be realized.

For the six month period ended June 30, 2010, before considering the impact of releasing the valuation allowance, the effective tax rate was 69%.  The primary reason that the tax rate differs from the 34% federal statutory corporate rate is the impact of permanent tax differences including meals and entertainment, stock compensation and non-deductible goodwill.  In addition, the Company released the valuation allowance in full and recognized an income tax benefit of $5,492.

For both the three month and six month period ended June 30, 2009, the effective tax rate was 0%.  The primary reason that the tax rate differs from the 34% federal statutory corporate rate is the tax benefit for the current period loss is offset by the change in the valuation allowance.

At June 30, 2009, the Company maintained a full valuation allowance against the net deferred tax asset as management concluded that it is more likely than not that the net deferred tax asset would not be realized.

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

On August 3, 2009, the Company filed a lawsuit in the 152nd District Court of Harris County styled “INX, Inc. v. General Consulate of Equatorial Guinea” seeking damages plus interest, attorney fees, and costs of suit for breach of contract in connection with the Company’s lease of its then Houston, Texas location.  Subsequent to June 30, 2010, on August 13, 2010, the Company received payment of $140 in settlement of the litigation, which was recognized as a reduction of selling, general and administrative expenses in the third quarter of 2010.

Subsequent to June 30, 2010, on July 15, 2010, the Company filed a lawsuit in the United States District Court for the District of New Mexico (“US District Court”) styled “INX, Inc. v. Azulstar, Inc.” (“Azulstar”) seeking compensatory and punitive damages plus interest, attorney fees, and costs of suit for breach of contract, tortuous interference with business relations and existing contractual relations, and other allegations.  Azulstar provided professional services as a subcontractor to the Company in connection with the State of New Mexico, Department of Transportation RailRunner Wireless System Project (“RailRunner Project”).  Azulstar hired subcontractors to assist them and is alleged by the Company to not have paid those subcontractors for work performed.  In addition to paying Azulstar directly for all work performed except $23 held back, the Company paid Azulstar’s subcontractors $146 directly, charging the duplicate costs to professional services cost of sales in the quarter ended December 31, 2009.  On September 10, 2010, Azulstar filed a motion to dismiss the Company’s claim for failure to join a party under Rule 19 of the Federal Rules of Civil Procedure (“Motion to Dismiss”).  The US District Court has not yet ruled on the motion.  The amount of damages and costs that may ultimately be recovered by the Company, if any, cannot be determined at this time.  The Motion to Dismiss includes statements that Azulstar intends to file breach of contract claims against the Company.  The nature and extent of Azulstar’s allegations cannot be determined and the final outcome of any lawsuit that may be filed by Azulstar on this matter cannot be predicted, including whether such threatened lawsuit could have a material adverse effect on INX’s results of operations or financial position.

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

The carrying amount of cash and cash equivalents, receivables, accounts payable, and accounts payable floor plan are a reasonable estimate of their fair values due to their short duration.

 The Company’s financial instruments measured at fair value on a recurring basis that are subject to the hierarchy disclosure requirements are as follows:

	Level 1	Level 2	Level 3	Total fair value
Estimated Contingent Consideration:
Balance at December 31, 2009	$—	$—	$1,411	$1,411
Adjustment of estimate	—	—	(254)	(254)
Balance at June 30, 2010	$—	$—	$1,157	$1,157

	Level 1	Level 2	Level 3	Total Fair Value
Estimated Contingent Consideration:
Balance at December 31, 2008	$—	$—	$—	$—
Adjustment of estimate	—	—	—	—
Balance at June 30, 2009	$—	$—	$—	$—

The Company's other non-financial assets include goodwill, fixed assets and other intangible assets, which are classified as Level 3 assets. These assets are measured at fair value on a non-recurring basis as part of the Company's impairment assessments and as circumstances require.

	Fair Value Measurements Using
	Six Months Ended June	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
Description	30, 2010	(Level 1)	(Level 2)	(Level 3)	(Losses)

Goodwill	$13,798	$—	$—	$13,798	$(594)
Intangible assets, net	1,387	—	—	1,387	—
Property and equipment, net	4,787	—	—	4,787	—
Total					$(594)

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

A summary of effect of errors on the three and six months ended June 30, 2009 as previously reported is summarized below:

For the Three Months Ended June 30, 2009:

	00-21 Adjustments	Special Acceptance Terms	Shipping Terms	Net Presentation	Total Restatement
Revenue:
Products	$(59)	$(1,318)	$(64)	$(295)	$(1,736)
Services	(138)	(295)	—	—	(433)
Total revenue	(197)	(1,613)	(64)	(295)	(2,169)
Cost of products and services:
Products	(4)	(1,170)	(78)	(295)	(1,547)
Services	(96)	(293)	4	—	(385)
Total cost of products and services	(100)	(1,463)	(74)	(295)	(1,932)
Gross Profit:
Products	(55)	(148)	14	—	(189)
Services	(42)	(2)	(4)	—	(48)
Total gross profit	(97)	(150)	10	—	(237)
Selling, general and administrative expenses	(11)	(35)	4	—	(42)
Operating income (loss)	(86)	(115)	6	—	(195)
Income tax expense (benefit)	(31)	(40)	2	—	(69)
Net income (loss) from continuing operations	(55)	(75)	4	—	(126)
Loss from discontinued operations	—	—	—	—	—
Net income (loss)	$(55)	$(75)	$4	$—	$(126)

For the Six Months Ended June 30, 2009:

	00-21 Adjustments	Special Acceptance Terms	Shipping Terms	Net Presentation	Total Restatement
Revenue:
Products	$(1,288)	$(1,798)	$842	$(726)	$(2,970)
Services	(161)	(434)	—	—	(595)
Total revenue	(1,449)	(2,232)	842	(726)	(3,565)
Cost of products and services:
Products	(872)	(1,519)	706	(726)	(2,411)
Services	(105)	(441)	5	—	(541)
Total cost of products and services	(977)	(1,960)	711	(726)	(2,952)
Gross Profit:
Products	(416)	(279)	136	—	(559)
Services	(56)	7	(5)	—	(54)
Total gross profit	(472)	(272)	131	—	(613)
Selling, general and administrative expenses	(44)	(33)	9	—	(68)
Operating income (loss)	(428)	(239)	122	—	(545)
Income tax expense (benefit)	(80)	(58)	19	—	(119)
Net income (loss) from continuing operations	(348)	(181)	103	—	(426)
Loss from discontinued operations	—	—	—	—	—
Net income (loss)	$(348)	$(181)	$103	$—	$(426)

Results Of Operations

Period Comparisons. The following tables set forth, for the periods indicated, certain financial data derived from our condensed consolidated statements of operations. Percentages shown in the table below are percentages of total revenue, except for the products and services components of gross profit, which are percentages of the respective product and service revenue.

Three Months Ended June 30, 2010 Compared To the Restated Three Months Ended June 30, 2009

	Three Months Ended June 30,
	2010		2009 (As Restated)		2009 (As Previously Reported)
	Amount	%	Amount	%	Amount	%
Revenue:
Products	$74,263	88.4	$44,719	79.6	$46,455	79.6
Services	9,792	11.6	11,460	20.4	11,893	20.4
Total revenue	84,055	100.0	56,179	100.0	58,348	100.0
Gross profit:
Products	15,044	20.3	9,389	21.0	9,578	20.6
Services	2,024	20.7	3,099	27.0	3,147	26.5
Total gross profit	17,068	20.3	12,488	22.2	12,725	21.8
Selling, general and administrative expenses	15,947	19.0	12,283	21.8	12,325	21.1
Operating income	1,121	1.3	205	0.4	400	0.7
Interest and other income, net	(11)	—	5	—	5	—
Income tax (benefit) expense	(5,263)	(6.2)	—	—	69	0.1
Net income from continuing operations	6,373	7.5	210	0.4	336	0.6
Loss from discontinued operations, net of taxes	—	—	(17)	(0.1)	(17)	(0.1)
Net income	$6,373	7.5	$193	0.3	$319	0.5

Revenue. Total revenue increased by $27,876 or 49.6%, to $84,055 from $56,179. Products revenue increased $29,544, or 66.1% to $74,263 from $44,719. The increase in products revenue was primarily due to the continuing recovery from the macroeconomic downturn in 2009 and the continuing reduction in manufacturing backlog at Cisco.  We experienced higher products revenue in substantially all operating regions, with the largest increases in the New England, Gulf Coast, North Texas, and Northwest Regions. Services revenue decreased $1,668 or 14.6% to $9,792 from $11,460, primarily due to the loss of a large Federal subcontract, partially offset by sales increases in the majority of our Regions.

Gross Profit. Total gross profit increased by $4,580, or 36.7%, to $17,068 from $12,488. Gross profit as a percentage of revenue decreased to 20.3% from 22.2%. Gross profit on the products sales component increased $5,655 or 60.2%, to $15,044 from $9,389 and, as a percentage of sales, decreased to 20.3% from 21.0%, due to certain high volume, low margin products orders. Gross profit on services revenue decreased $1,075 or 34.7% to $2,024 from $3,099 and gross profit as a percent of services revenue decreased to 20.7% from 27.0% due to the loss of a high margin Federal subcontract and lower engineer utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3,664, or 29.8% to $15,947 from $12,283. As a percentage of total revenue, these expenses decreased to 19.0% in 2010 versus 21.8% in 2009. The increase in the amount of selling, general and administrative expenses reflected higher sales commissions consistent with increased sales, higher personnel costs due to increased headcount and improved operating results, approximately $650 of restatement costs, and a $594 goodwill impairment charge.  During the first two quarters of 2010, the Northern California reporting unit generated substantial operating losses compared to the operating income forecast in connection with the 2009 annual goodwill impairment test.  This triggered the requirement to perform an interim impairment test of both goodwill and long lived assets, resulting in the goodwill impairment charge recorded in the second quarter of 2010.

Operating (Loss) Income. Operating income increased $916 to income of $1,121 from a income of $205, primarily due to higher sales partially offset by higher selling, general and administrative expenses.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $16 to expense of $11 from income of $5.

Income Tax (Benefit) Expense. Income tax benefit increased by $5,263 to $5,263 from $0, primarily due to the full release of the valuation allowance during the second quarter of 2010 resulting in a tax benefit of $5,492.

Net Income. Net income increased $6,180 to $6,373 from $193, primarily due to the 2010 income tax benefit.

Six Months Ended June 30, 2010 Compared To the Restated Six Months Ended June 30, 2009

	Six Months Ended June 30,
	2010		2009 (As Restated)		2009 (As Previously Reported)
	Amount	%	Amount	%	Amount	%
Revenue:
Products	$135,164	87.7	$88,051	78.5	$91,021	78.7
Services	18,939	12.3	24,065	21.5	24,660	21.3
Total revenue	154,103	100.0	112,116	100.0	115,681	100.0
Gross profit:
Products	25,998	19.2	17,463	19.8	18,022	19.8
Services	3,603	19.0	6,952	28.9	7,006	28.4
Total gross profit	29,601	19.2	24,415	21.8	25,028	21.6
Selling, general and administrative expenses	29,118	18.9	24,985	22.3	25,053	21.6
Operating (loss) income	483	0.3	(570)	(0.5)	(25)	—
Interest and other income (expense), net	80	0.1	17	—	17	—
Income tax (benefit) expense	(5,263)	(3.4)	—	—	119	0.1
Net income (loss) from continuing operations	5,826	3.8	(553)	(0.5)	(127)	(0.1)
Income (loss) from discontinued operations, net of taxes	—	—	(56)	—	(56)	(0.1)
Net income (loss)	$5,826	3.8	$(609)	(0.5)	$(183)	(0.2)

Revenue. Total revenue increased by $41,987, or 37.4%, to $154,103 from $112,116. Products revenue increased $47,113, or 53.5% to $135,164 from $88,051. The increase in products revenue was primarily due to the continuing recovery from the macroeconomic downturn in 2009 and the continuing reduction in manufacturing backlog at Cisco.  We experienced higher products revenue in substantially all operating regions, with the largest increases in the Gulf Coast, Northwest, North Texas, and New England Regions. Services revenue decreased $5,126 or 21.3% to $18,939 from $24,065, primarily due to the loss of a large Federal subcontract and a sales decrease in our Southwest Region.

Gross Profit. Total gross profit increased by $5,186, or 21.2%, to $29,601 from $24,415. Gross profit as a percentage of revenue decreased to 19.2% from 21.8%. Gross profit on the products sales component increased $8,535 or 48.9%, to $25,998 from $17,463 and, as a percentage of sales, decreased to 19.2% from 19.8%. Gross profit on services revenue decreased $3,349 or 48.2% to $3,603 from $6,952 and gross profit as a percent of services revenue decreased to 19.0% from 28.9% due to the loss of a high margin large Federal subcontract and lower engineer utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4,133, or 16.5% to $29,118 from $24,985. As a percentage of total revenue, these expenses decreased to 18.9% in 2010 versus 22.3% in 2009. The increase in the amount of selling, general and administrative expenses reflected higher sales commissions consistent with increased sales, higher personnel costs due to increased headcount and improved operating results, approximately $720 of restatement costs, and a $594 goodwill impairment charge, partially offset by a $254 adjustment to estimated contingent purchase price consideration for the ANX acquisition.  During the first two quarters of 2010, the Northern California reporting unit generated substantial operating losses compared to the operating income forecast in connection with the 2009 annual goodwill impairment test.  This triggered the requirement to perform an interim impairment test of both goodwill and long lived assets, resulting in the goodwill impairment charge recorded in the second quarter of 2010.

Operating (Loss) Income. Operating income increased $1,053 to income of $483 from a loss of $570, primarily due to higher sales partially offset by higher selling, general and administrative expenses.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $63 to income of $80 from income of $17, primarily due to a special discount program for payment of borrowings under our senior credit facility within the free interest period sponsored by Cisco.

Income Tax Benefit (Expense). Income tax benefit increased by $5,263 to $5,263 from $0, primarily due to the full release of the valuation allowance during the second quarter of 2010 resulting in an income tax benefit of $5,492.  An income tax benefit was not recognized for the 2009 loss due to the corresponding valuation allowance recorded as discussed further under “Deferred Tax Assets” below.

Net Income (Loss). Net income increased $6,435 to income of $5,826 from a loss of $609, primarily due to higher sales and the 2010 income tax benefit, partially offset by higher selling, general and administrative expenses.

Deferred Tax Assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified.   At June 30, 2010, the Company released the valuation allowance in full and recognized an income tax benefit of $5,492.  The Company reached this determination after giving consideration to a variety of factors including but not limited to:  (a) the current period realization of all net operating loss (NOL) carry forwards totaling $3,510, (b) the current period taxable income and (c) the expectation of future earnings, thus concluding that it is more likely than not that the Company’s deferred tax assets will be realized.  As of June 30, 2009, we recorded a valuation allowance related to the net operating loss carryforwards and other temporary items as we determined it is more likely than not that we will not be able to use the assets to reduce future tax liabilities.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are collections from our accounts receivable and our credit facility with Castle Pines Capital LLC (the “Credit Facility”), which we believe are sufficient to meet our short-term and long-term liquidity requirements. We use the Credit Facility to finance the majority of our purchases of inventory and to provide working capital when our cash flow from operations is insufficient. Our working capital increased to $17,628 at June 30, 2010 from $13,010 at December 31, 2009, primarily due to improved operating results.

The total Credit Facility is $70,000 with an additional $10 million credit facility specifically for acquisitions (“Acquisition Facility”). Substantially all of our assets are pledged as collateral under the Credit Facility. Advances under the Acquisition Facility are specific to each acquisition and subject to approval by CPC based on pre-established criteria. There were no borrowings under the Acquisition Facility outstanding at June 30, 2010.  Termination date of the Credit Facility was extended to December 31, 2011, subject to automatic annual renewal as defined in the Amendment.  We expect the Agreement to be extended under substantially similar terms.

As of June 30, 2010, borrowing capacity and availability were as follows:

Total Credit Facility	$70,000
Borrowing base limitation	(11,572)
Total borrowing capacity	58,428
Less interest-bearing borrowings	—
Less non-interest bearing advances	(52,085)
Total unused availability	$6,343

In addition to unused borrowing availability, liquidity at June 30, 2010 included our cash balance of $8,692. The “unused availability” is the amount not borrowed, but eligible to be borrowed. The borrowing base restrictions generally restrict our borrowings under the Credit Facility to 85% of the eligible receivables, 100% of our floor planned inventory and 75% of Cisco vendor rebates receivable.

We use the Credit Facility to finance purchases of Cisco products from Cisco and from certain wholesale distributors. Cisco provides 60-day terms, and other wholesale distributors typically provide 30-day terms. Balances under the Credit Facility that are within those respective 60-day and 30-day periods (the “Free Finance Period”) do not accrue interest and are classified as floor plan financing in our balance sheet. To the extent that we have credit availability under the Credit Facility, it gives us the ability to extend the payment terms past the Free Finance Period. Amounts extended past the Free Finance Period accrue interest and are classified as notes payable on our balance sheet, for which there was no balance outstanding at either June 30, 2010 or December 31, 2009.  The interest rate of the Credit Facility is the prime rate plus 0.5% (3.75% at June 30, 2010) and the interest rate of the Acquisition Facility is the prime rate plus 2.0% (5.25% at June 30, 2010).

As defined in the Credit Facility there are restrictive covenants measured at each quarter and year-end regarding minimum tangible net worth, maximum debt to tangible net worth ratio, and a minimum current ratio. At June 30, 2010, we were operating under a waiver from CPC requiring compliance with the loan covenants we had not filed our required SEC Form 10-K for December 31, 2009.  In May 2011, CPC waived our events of default under the Agreement loan covenants regarding timely provision of GAAP financial statements.  If we violate any of the loan covenants, we would be required to seek waivers from CPC for those non-compliance events. If CPC refused to provide waivers, the amount due under the Credit Facility could be accelerated and we could be required to seek other sources of financing.

Cash Flows. During the six months ended June 30, 2010, our cash decreased by $4,555. Operating activities used cash of $10,581, investing activities used $2,022, and financing activities provided $8,048.

Operating Activities. Operating activities used $10,581 in the six months ended June 30, 2010, as compared to providing cash of $6,657 in the comparable 2009 period. During the six months ended June 30, 2010, net income and noncash adjustments to net income provided cash of $2,527 and changes in asset and liability accounts used cash of $13,108, primarily due to increased accounts receivable resulting from substantially higher sales.

Investing Activities. Investing activities used $2,022 in the six months ended June 30, 2010, compared to $307 used during the comparable period in 2009. Our investing activities primarily consisted of purchases of property and equipment of $1,023 in 2010 and $254 in 2009 and the 2010 payment of the NetTeks contingent purchase price in the amount of $1,000. Property and equipment purchases during both years were primarily related to purchases of computer equipment and software, and to a lesser degree, leasehold improvements.

Financing Activities. Financing activities provided $8,048 in the six months ended June 30, 2010, as compared to using $4,106 in the comparable period in 2009. Funds provided in the six months ended June 30, 2010 were primarily from net borrowings under the floor plan financing of $7,524.  The funds used in the comparable 2009 period were primarily from net payments under the floor plan financing of $4,066.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of certain members of our management, including our Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation and as further set forth below, we believe our disclosure controls and procedures were not effective as of June 30, 2010.

Management’s Assessment of Disclosure Controls and Procedures

As a result of the material weaknesses in our internal control over financial reporting discussed below, we have concluded that our disclosure controls and procedures at June 30, 2010 were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010.

In conducting the evaluation, our management used the criteria based on the framework of Internal Control over Financial Reporting —Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation, we believe that, as of June 30, 2010, our internal control over financial reporting was not effective based on those criteria.

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

Contingent Consideration Related to Business Acquisitions

We did not maintain effective internal controls to ensure the appropriate recording and reporting of certain business acquisition related payments. Specifically, our controls were not designed to ensure that the redistribution of such contingent acquisition-related payments from the selling shareholders to certain of our employees was correctly accounted for in accordance with GAAP.  In addition we did not adequately assess this GAAP accounting requirement. As a consequence we did not correctly recognize non-cash expense for certain redistributed contingent acquisition-related payments which had already been correctly recognized as additional goodwill at the time of the payments.

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

Goodwill and Other Long-Lived Asset Valuations

We did not sufficiently design our internal controls to ensure that our goodwill and other long-lived asset valuation calculations were correct, as follows:

1.	We did not adequately document the assumptions used for our internal projections.

2.	Our internal financial model was not reviewed in detail by someone other than the preparer.

3.	We did not establish review procedure to adequately supervise and review the work of the outside valuation firm we hired to prepare the valuations.

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2010, there have been no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

The certifications of INX's Principal Executive Officer and Principal Financial Officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning INX's disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

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