Form 10-Q
period 2010-09-30
INX Inc
filed 2011-06-03
CIK 1020017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

INX Inc. and Subsidiaries
FORM 10-Q for the Quarter Ended September 30, 2010

EXPLANATORY NOTE

Overview of Restatement

In this Quarterly Report on Form 10-Q, INX Inc. (the “Company” or “INX”):

1.	Restates its Condensed Consolidated Balance Sheet as of September 30, 2009, and

2.
Restates its Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 2009 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009, and the related disclosures in Notes to Condensed Consolidated Financial Statements.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	September 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$11,546	$13,247
Accounts receivable, net of allowance of $565 and $295, respectively	68,453	52,269
Inventory, net	2,368	7,527
Deferred costs	3,174	1,497
Deferred income taxes	2,351	---
Other current assets	1,151	1,106
Total current assets	89,043	75,646
Property and equipment, net of accumulated depreciation of $7,347 and $5,825, respectively	4,590	4,833
Goodwill	13,798	13,870
Intangible assets, net of accumulated amortization of $1,835 and $1,201, respectively	1,201	1,760
Deferred income taxes	3,394	—
Other assets	191	257
Total assets	$112,217	$96,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$172	$192
Accounts payable floor plan	45,247	44,561
Accounts payable	7,972	5,682
Accrued payroll and related costs	7,892	4,679
Accrued expenses	2,917	4,838
Deferred revenue	4,052	2,402
Other current liabilities	640	282
Total current liabilities	68,892	62,636
Non-current liabilities:
Non-current portion of capital lease obligations	91	216
Other liabilities	1,618	1,535
Total liabilities	70,601	64,387

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,420,673 and 9,103,253 issued and outstanding, respectively	94	91
Additional paid-in capital	57,150	54,269
Accumulated deficit	(15,628)	(22,381)
Total stockholders’ equity	41,616	31,979
Total liabilities and stockholders’ equity	$112,217	$96,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2010	2009
		(As Restated, Note 3)
Revenue:
Products	$74,027	$46,577
Services	10,886	11,166
Total revenue	84,913	57,743
Cost of products and services:
Products	57,355	36,394
Services	8,407	8,318
Total cost of products and services	65,762	44,712
Gross profit	19,151	13,031
Selling, general and administrative expenses	17,392	13,249
Operating income (loss)	1,759	(218)
Interest and other (expense) income, net	(12)	83
Income (loss) before income taxes	1,747	(135)
Income tax expense	820	66
Net income (loss) from continuing operations	927	(201)
Loss from discontinued operations, net of taxes	—	(48)
Net income (loss)	$927	$(249)

Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.10	$(0.02)
Loss from discontinued operations, net of taxes	—	(0.01)
Net income (loss) per share – basic	$0.10	$(0.03)
Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.09	$(0.02)
Loss from discontinued operations, net of taxes	—	(0.01)
Net income (loss) per share – diluted	$0.09	$(0.03)

Weighted Average Shares - Basic	9,294,873	8,927,549
Weighted Average Shares - Diluted	9,880,852	8,927,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
		(As Restated, Note 3)
Revenue:
Products	$209,191	$134,628
Services	29,825	35,231
Total revenue	239,016	169,859
Cost of products and services:
Products	166,521	106,982
Services	23,743	25,431
Total cost of products and services	190,264	132,413
Gross profit	48,752	37,446
Selling, general and administrative expenses	46,510	38,234
Operating income (loss)	2,242	(788)
Interest and other income, net	68	100
Income (loss) before income taxes	2,310	(688)
Income tax (benefit) expense	(4,443)	66
Net income (loss) from continuing operations	6,753	(754)
Loss from discontinued operations, net of taxes	—	(104)
Net income (loss)	$6,753	$(858)

Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.73	$(0.09)
Loss from discontinued operations, net of taxes	—	(0.01)
Net income (loss) per share – basic	$0.73	$(0.10)
Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.69	$(0.09)
Loss from discontinued operations, net of taxes	—	(0.01)
Net income (loss) per share – diluted	$0.69	$(0.10)

Weighted Average Shares - Basic	9,201,862	8,818,793
Weighted Average Shares - Diluted	9,798,140	8,818,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2009	9,103,253	$91	$54,269	$(22,381)	$31,979
Exercise of common stock options	7,782	—	10	—	10
Issuance of vested restricted common stock	152,965	1	(1)	—	—
Share-based compensation expense related to employee stock options and employee restricted stock grants	—	—	1,371	—	1,371
Share-based compensation expense related to Employee Stock Purchase Plan	—	—	220	—	220
Issuance of common stock under the Employee Stock Purchase Plan	138,499	1	572	—	573
Purchase price consideration issued for AccessFlow acquisition	50,525	1	248	—	249
Excess tax benefit from stock option exercises	—	—	611	—	611
Issuance of common stock grant	10,000	—	54	—	54
Purchase and retirement of stock resulting from grantee election to fund payroll taxes out of restricted stock grant	(42,351)	—	(204)	—	(204)
Net income	—	—	—	6,753	6,753
Balance at September 30, 2010	9,420,673	$94	$57,150	$(15,628)	$41,616

The accompanying notes are an integral part of this condensed consolidated financial statement.

INX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
		(As Restated, Note 3)
Cash flows from operating activities:
Net income (loss)	$6,753	$(858)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	104
Depreciation and amortization	2,135	2,310
Share-based compensation expense	1,645	1,614
Impairment charges	594	—
Adjustment to estimated acquisition contingent consideration	(254)	—
Deferred income tax	(5,745)	—
Excess tax benefits from stock option exercises	(611)	(66)
Provision for doubtful accounts	366	260
Loss on disposal of property and equipment	11	35
Changes in assets and liabilities that provided (used) cash:
Accounts receivable, net	(16,550)	5,923
Inventory	5,159	1,647
Accounts payable	2,290	551
Other assets and liabilities	4,099	(167)
Net cash (used in) provided by operating activities	(108)	11,353
Cash flows from investing activities:
Capital expenditures, net of acquisitions	(1,345)	(813)
Acquisition of AdvancedNetworX	—	(465)
Acquisition of NetTeks Technology Consultants, Inc	(1,500)	—
Acquisition of Access Flow, Inc.	(273)	(209)
Acquisition of Select, Inc.	—	(25)
Increase in restricted cash for lease deposit	—	(53)
Proceeds from sale of property and equipment	1	8
Net cash used in investing activities	(3,117)	(1,557)
Cash flows from financing activities:
Borrowings (payments) under non-interest bearing floor plan financing, net	686	(8,708)
Excess tax benefits from stock option exercises	611	66
Proceeds from shares issued under Employee Stock Purchase Plan	573	326
Payments on other borrowings	(152)	(197)
Purchase of stock resulting from grantee election	(204)	(60)
Proceeds from exercise of stock options	10	22
Purchase of common stock	—	(66)
Net cash provided by (used in) financing activities	1,524	(8,617)
Net (decrease) increase in cash and cash equivalents	(1,701)	1,179
Cash and cash equivalents at beginning of period	13,247	10,937
Cash and cash equivalents at end of period	$11,546	$12,116

Supplemental disclosure of cash flow information:

Issuance of vested restricted common stock	$842	$579
Acquisition of Access Flow	$249	$185
Acquisition of AdvancedNetworX, Inc.	$—	$677
Capital lease obligation	$—	$297

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

2. Basis of Presentation

The accompanying unaudited financial data as of September 30, 2010 and for the three-month and nine-month periods ended September 30, 2010 and 2009 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2009 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed on June 3, 2011.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary for a fair presentation of financial position as of September 30, 2010, results of operations for the three-month and nine-month periods ended September 30, 2010 and 2009, cash flows for the nine months ended September 30, 2010 and 2009, and stockholders’ equity for the nine months ended September 30, 2010, have been included. The results of the interim periods are not necessarily indicative of results for the full year or any future period.

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

A summary of the effect of the errors on the three and nine months ended September 30, 2009 as previously reported is summarized below:

Condensed Consolidated Statement of Operations For the Three Months Ended September 30, 2009:

	As Previously Reported	00-21 Adjustments	Special Acceptance Terms	Shipping Terms	Net Presentation	As Restated
Revenue:
Products	$46,813	$454	$(1)	$(81)	$(608)	$46,577
Services	11,046	113	7	—	—	11,166
Total revenue	57,859	567	6	(81)	(608)	57,743
Cost of products and services:
Products	36,620	329	—	53	(608)	36,394
Services	8,272	75	(31)	2	—	8,318
Total cost of products and services	44,892	404	(31)	55	(608)	44,712
Total gross profit	12,967	163	37	(136)	—	13,031
Selling, general and administrative expenses	13,284	2	(7)	(30)	—	13,249
Operating income (loss)	(317)	161	44	(106)	—	(218)
Interest and other income (expense), net	83	—	—	—	—	83
Income (loss) before income taxes	(234)	161	44	(106)	—	(135)
Income tax expense (benefit)	93	(44)	(12)	29	—	66
Net income (loss) from continuing operations	(327)	205	56	(135)	—	(201)
Income (loss) from discontinued operations, net of taxes	(48)	—	—	—	—	(48)
Net income (loss)	$(375)	$205	$56	$(135)	$—	$(249)
Basic net loss per share:
Net loss from continuing operations	$(0.04)					$(0.02)
Loss from discontinued operations, net of taxes	—					(0.01)
Net loss per share – basic	$(0.04)					$(0.03)
Diluted net loss per share:
Net loss from continuing operations	$(0.04)					$(0.02)
Loss from discontinued operations, net of taxes	—					(0.01)
Net loss per share – diluted	$(0.04)					$(0.03)
Weighted average shares outstanding -basic	8,927,549					8,927,549
Weighted average shares outstanding - diluted	8,927,549					8,927,549

Condensed Consolidated Statement of Operations For the Nine Months Ended September 30, 2009:

	As Previously Reported	00-21 Adjustments	Special Acceptance Terms	Shipping Terms	Net Presentation	As Restated
Revenue:
Products	$137,834	$(834)	$(1,799)	$761	$(1,334)	$134,628
Services	35,706	(48)	(427)	—	—	35,231
Total revenue	173,540	(882)	(2,226)	761	(1,334)	169,859
Cost of products and services:
Products	109,619	(543)	(1,519)	759	(1,334)	106,982
Services	25,926	(30)	(472)	7	—	25,431
Total cost of products and services	135,545	(573)	(1,991)	766	(1,334)	132,413
Total gross profit	37,995	(309)	(235)	(5)	—	37,446
Selling, general and administrative expenses	38,337	(42)	(40)	(21)	—	38,234
Operating income (loss)	(342)	(267)	(195)	16	—	(788)
Interest and other income (expense), net	100	—	—	—	—	100
Income (loss) before income taxes	(242)	(267)	(195)	16	—	(688)
Income tax expense (benefit)	212	(124)	(70)	48	—	66
Net income (loss) from continuing operations	(454)	(143)	(125)	(32)	—	(754)
Income (loss) from discontinued operations, net of taxes	(104)	—	—	—	—	(104)
Net income (loss)	$(558)	$(143)	$(125)	$(32)	$—	$(858)
Basic net loss per share:
Net loss from continuing operations	$(0.05)					$(0.09)
Loss from discontinued operations, net of taxes	(0.01)					(0.01)
Net loss per share – basic	$(0.06)					$(0.10)
Diluted net loss per share:
Net loss from continuing operations	$(0.05)					$(0.09)
Loss from discontinued operations, net of taxes	(0.01)					(0.01)
Net loss per share – diluted	$(0.06)					$(0.10)

Weighted average shares outstanding -basic	8,818,793					8,818,793
Weighted average shares outstanding - diluted	8,818,793					8,818,793

Condensed Consolidated Balance Sheet at September 30, 2009:

	As Previously Reported	Revenue Corrections	Goodwill Correction	As Restated
Current assets:
Cash and cash equivalents	$12,116	$—	$—	$12,116
Accounts receivable, net	45,807	(296)	—	45,511
Inventory, net	1,681	282	—	1,963
Deferred costs	345	728	—	1,073
Other current assets	1,063	—	—	1,063
Total current assets	61,012	714	—	61,726
Property and equipment, net	4,576	—	—	4,576
Goodwill	14,085	—	—	14,085
Intangible and other assets, net	1,476	—	—	1,476
Total assets	$81,149	$714	$—	$81,863

Current liabilities:
Current portion of capital lease obligations	$198	$—	$—	$198
Accounts payable floor plan	31,294	—	—	31,294
Accounts payable	5,721	—	—	5,721
Accrued payroll and related costs	5,114	(37)	—	5,077
Accrued expenses	1,796	—	—	1,796
Deferred revenue	763	1,317	—	2,080
Other current liabilities	279	(146)	—	133
Total current liabilities	45,165	1,134	—	46,299
Non-current liabilities:
Non-current portion of capital lease obligations	267	—	—	267
Other liabilities	608	—	—	608
Total liabilities	46,040	1,134	—	47,174
Stockholders’ equity:
Common stock	89	—	—	89
Additional paid-in capital	52,837	(55)	672	53,454
Accumulated deficit	(17,817)	(365)	(672)	(18,854)
Total stockholders’ equity	35,109	(420)	—	34,689
Total liabilities and stockholders’ equity	$81,149	$714	$—	$81,863

 Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2009:

	As Previously Reported	Total Revenue Corrections	As Restated
Cash flows from operating activities:
Net loss	$(558)	$(300)	$(858)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	104	—	104
Depreciation and amortization	2,310	—	2,310
Share-based compensation expense	1,614	—	1,614
Excess tax benefits from stock option exercises	(66)	—	(66)
Loss on disposal of property and equipment	35	—	35
Provision for doubtful accounts	260	—	260
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	6,799	(876)	5,923
Inventory	725	922	1,647
Accounts payable	551	—	551
Other assets and liabilities	(421)	254	(167)
Net cash provided by operating activities	11,353	—	11,353
Cash flows from investing activities:
Acquisition of AdvancedNetworkX, Inc.	(465)	—	(465)
Acquisition of Access Flow, Inc.	(209)	—	(209)
Acquisition of Select, Inc.	(25)	—	(25)
Proceeds from sales of property and equipment	8	—	8
Increase in restricted cash for lease deposit	(53)	—	(53)
Capital expenditures	(813)	—	(813)
Net cash used in investing activities	(1,557)	—	(1,557)
Cash flows from financing activities:
Payments under non-interest bearing floor plan financing, net	(8,708)	—	(8,708)
Proceeds from shares issued under Employee Stock Purchase Plan	326	—	326
Exercise of stock options	22	—	22
Excess tax benefits from stock option exercises	66	—	66
Purchase of common stock	(66)	—	(66)
Purchase of stock resulting from grantee election	(60)	—	(60)
Payments on notes payable and capital lease obligations	(197)	—	(197)
Net cash used in financing activities	(8,617)	—	(8,617)
Net increase in cash and cash equivalents	1,179	—	1,179
Cash and cash equivalents at beginning of period	10,937	—	10,937
Cash and cash equivalents at end of period	$12,116	$—	$12,116

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

Estimated additional purchase consideration payable was recorded at fair value on the acquisition date in the amount of $825 and classified as other non-current liabilities as of September 30, 2010 and December 31, 2009.  The estimated additional consideration will be remeasured to fair value at each reporting date until settled with changes in fair value recognized as a component of selling, general and administrative expenses.

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

Additional purchase consideration of between zero and $700 per year is payable based on ANX’s branch office operating income contribution during each of the one-year periods ending July 31, 2010, 2011 and 2012.  Up to 60% of such additional purchase price may be paid in the form of Common Stock, at the Company’s option.  For the one year period ending July 31, 2010, the operating profit contribution was less than the minimum required resulting in no additional purchase consideration due.

Estimated additional purchase consideration payable was recorded at fair value on the acquisition date in the amount of $477.  The estimated additional consideration was remeasured as of September 30, 2010, June 30, 2010, March 31, 2010 and December 31, 2009 based on revised operating income forecasts, resulting in reduced selling, general, and administrative expense of $254 in the nine months ended September 30, 2010 and increased selling, general, and administrative expense of $109 in the quarter ended December 31, 2009.  The estimated additional purchase consideration payable of $0 and $254 are classified as accrued expenses and $332 and $332 are classified as other non-current liabilities as of September 30, 2010 and December 31, 2009, respectively, based on when the amounts are expected to be earned.  The estimated additional consideration will be remeasured to fair value at each reporting date until settled with changes in fair value recognized as a component of selling, general and administrative expenses.

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

	Three Months Ended September 30, 2009 (As restated)	Nine Months Ended September 30, 2009 (As restated)
Revenues	$59,002	$176,126
Net loss	$(409)	$(1,606)
Net loss per share:
Basic	$(0.05)	$(0.18)
Diluted	$(0.05)	$(0.18)
Weighted average shares used in calculation:
Basic	8,927,893	8,820,241
Diluted	8,927,893	8,820,241

(d)	Goodwill Impairment

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator for basic and diluted earnings per share:
Net income(loss) from continuing operations	$927	$(201)	$6,753	$(754)
Loss on disposal of discontinued operations, net of income taxes	—	(48)	—	(104)
Net income (loss)	$927	$(249)	$6,753	$(858)

Denominator for basic earnings per share — weighted-average shares outstanding
Effect of dilutive securities — shares issuable from assumed conversion of common stock options, restricted stock, and warrants	9,294,873	8,927,549	9,201,862	8,818,793
Denominator for diluted earnings per share — weighted-average shares outstanding	585,979	—	596,278	—
Denominator for basic earnings per share — weighted-average shares outstanding	9,880,852	8,927,549	9,798,140	8,818,793

The following table presents the number of shares of common stock that were excluded in the calculation of diluted earnings per share since their effect would have been antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Warrants	40,000	40,000	40,000	40,000
Stock options	541,568	519,618	560,468	550,518
Contingent Shares	—	—	—	—
Restricted stock	—	621,249	—	511,798
ESPP	—	8,972		2,991
Weighted-average shares considered antidilutive	581,568	1,189,839	600,468	1,105,307

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

7. Share-Based Compensation

The Company recognized employee share-based compensation expense for stock option, restricted stock grants, and the employee stock purchase plan of $628 and $471 during the three months ended September 30, 2010 and 2009, respectively and $1,591 and $1,525 during the nine months ended September 30, 2010 and 2009, respectively.  In addition, during the three months ended June 30, 2009, the Company issued 19,149 shares to its non-employee directors. The issued shares vest immediately and were valued at $90, determined by multiplying the number of shares issued by the closing price per share for the common stock as reported by NASDAQ on May 12, 2009. The unrecognized compensation cost related to the Company's unvested stock options as of September 30, 2010 and 2009 was $538 and $1,013, respectively and is expected to be recognized over a weighted-average period of 1.1 years and 1.5 years, respectively.  The unrecognized compensation cost related to the Company's unvested restricted shares as of September 30, 2010 and 2009 was $1,956 and $3,494, respectively and is expected to be recognized over a weighted-average period of 1.8 years and 2.2 years, respectively.

8. Senior Credit Facility

The Company has a $70,000 maximum aggregate line of credit with Castle Pines Capital LLC (“CPC”) under a senior credit facility. The CPC senior credit facility is used primarily for inventory financing and working capital requirements.  At September 30, 2010, $45,247 was outstanding under the Facility and reported under accounts payable floor plan, and the unused availability was $2,557.

At September 30, 2010, the Company was operating under a waiver from CPC requiring compliance with the loan covenants as the Company had not filed its required SEC Form 10-K for December 31, 2009 or any subsequent Form 10-Q in 2010.  In May 2011, CPC waived the Company’s events of default under the Agreement loan covenants regarding timely provision of GAAP financial statements.

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

For both the three month period ended September 30, 2010, the effective tax rate was 46%.  The primary reason that the tax rate differs from the 34% Federal statutory corporate rate is the impact of permanent tax differences including meals and entertainment, stock compensation and non-deductible goodwill.

 For the nine month period ended September 30, 2010, before considering the impact of releasing the valuation allowance, the effective tax rate was 45%.  The primary reason that the tax rate differs from the 34% Federal statutory corporate rate is the impact of permanent tax differences including meals and entertainment, stock compensation and non-deductible goodwill.  In addition, the Company released the valuation allowance in full and recognized an income tax benefit of $5,492.   The Company reached this determination after giving consideration to a variety of factors including but not limited to:  (a) the current period realization of all net operating loss (NOL) carry forwards totaling $3,510, (b) the current period taxable income and (c) the expectation of future earnings, thus concluding that it is more likely than not that the Company’s deferred tax assets will be realized.

For both the three month and nine month periods ended September 30, 2009, the effective tax rate was 0%.  The primary reason that the tax rate differs from the 34% federal statutory corporate rate is the tax benefit for the current period loss is offset by the change in the valuation allowance.  In addition, tax expense for these periods reflects $66 associated with the provision for taxes related to non-deductible goodwill on the Company’s 2008 tax return.

At September 30, 2009, the Company maintained a full valuation allowance against the net deferred tax asset as management concluded that it is more likely than not that the net deferred tax asset would not be realized.

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

The Company’s financial instruments measured at fair value on a recurring basis that are subject to the hierarchy disclosure requirements are as follows:

	Level 1	Level 2	Level 3	Total fair value
Estimated Contingent Consideration:
Balance at December 31, 2009	$—	$—	$1,411	$1,411
Adjustment of estimate	—	—	(254)	(254)
Balance at September 30, 2010	$—	$—	$1,157	$1,157

	Level 1	Level 2	Level 3	Total Fair Value
Estimated Contingent Consideration:
Balance at December 31, 2008	$—	$—	$—	$—
Additions	—	—	477	477
Balance at September 30, 2009	$—	$—	$477	$477

The Company's other non-financial assets include goodwill, fixed assets and other intangible assets, which are classified as Level 3 assets. These assets are measured at fair value on a non-recurring basis as part of the Company's impairment assessments and as circumstances require.

	Fair Value Measurements Using
	Nine Months Ended September	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
Description	30, 2010	(Level 1)	(Level 2)	(Level 3)	(Losses)

Goodwill	$13,798	$—	$—	$13,798	$(594)
Intangible assets, net	1,201	—	—	1,201	—
Property and equipment, net	4,590	—	—	4,590	—
Total					$(594)

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

The restated financial statements correct the following errors in the recognition of revenue associated with the proper:

1.	Application of EITF 00-21, affecting the timing and presentation of revenue recognized (“00-21 Adjustments”) for the:
a	Proper determination of contracts to which EITF 00-21 was applicable and the related units of accounting for such contracts,
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

A summary of effect of errors on the three and nine months ended September 30, 2009 as previously reported is summarized below:

For the Three Months Ended September 30, 2009:

	00-21 Adjustments	Special Acceptance Terms	Shipping Terms	Net Presentation	Total Restatement
Revenue:
Products	$454	$(1)	$(81)	$(608)	$(236)
Services	113	7	—	—	120
Total revenue	567	6	(81)	(608)	(116)
Cost of products and services:
Products	329	—	53	(608)	(226)
Services	75	(31)	2	—	46
Total cost of products and services	404	(31)	55	(608)	(180)
Gross Profit:
Products	125	(1)	(134)	—	(10)
Services	38	38	(2)	—	74
Total gross profit	163	37	(136)	—	64
Selling, general and administrative expenses	2	(7)	(30)	—	(35)
Operating income (loss)	161	44	(106)	—	99
Income tax expense (benefit)	(44)	(12)	29	—	(27)
Net income (loss) from continuing operations	205	56	(135)	—	126
Loss from discontinued operations	—	—	—	—	—
Net income (loss)	$205	$56	$(135)	$—	$126

For the Nine Months Ended September 30, 2009:
	00-21 Adjustments	Special Acceptance Terms	Shipping Terms	Net Presentation	Total Restatement
Revenue:
Products	$(834)	$(1,799)	$761	$(1,334)	$(3,206)
Services	(48)	(427)	—	—	(475)
Total revenue	(882)	(2,226)	761	(1,334)	(3,681)
Cost of products and services:
Products	(543)	(1,519)	759	(1,334)	(2,637)
Services	(30)	(472)	7	—	(495)
Total cost of products and services	(573)	(1,991)	766	(1,334)	(3,132)
Gross Profit:
Products	(291)	(280)	2	—	(569)
Services	(18)	45	(7)	—	20
Total gross profit	(309)	(235)	(5)	—	(549)
Selling, general and administrative expenses	(42)	(40)	(21)	—	(103)
Operating income (loss)	(267)	(195)	16	—	(446)
Income tax expense (benefit)	(124)	(70)	48	—	(146)
Net income (loss) from continuing operations	(143)	(125)	(32)	—	(300)
Loss from discontinued operations	—	—	—	—	—
Net income (loss)	$(143)	$(125)	$(32)	$—	$(300)

Results Of Operations

Period Comparisons. The following tables set forth, for the periods indicated, certain financial data derived from our condensed consolidated statements of operations. Percentages shown in the table below are percentages of total revenue, except for the products and services components of gross profit, which are percentages of the respective product and service revenue.

Three Months Ended September 30, 2010 Compared To the Restated Three Months Ended September 30, 2009

	Three Months Ended September 30,
	2010		2009 (As Restated)		2009 (As Previously Reported)
	Amount	%	Amount	%	Amount	%
Revenue:
Products	$74,027	87.2	$46,577	80.7	$46,813	80.9
Services	10,886	12.8	11,166	19.3	11,046	19.1
Total revenue	84,913	100.0	57,743	100.0	57,859	100.0
Gross profit:
Products	16,672	22.5	10,183	21.9	10,193	21.8
Services	2,479	22.8	2,848	25.5	2,774	25.1
Total gross profit	19,151	22.6	13,031	22.6	12,967	22.4
Selling, general and administrative expenses	17,392	20.5	13,249	23.0	13,284	22.9
Operating income	1,759	2.1	(218)	(0.4)	(317)	(0.5)
Interest and other income, net	(12)	—	83	0.2	83	0.1
Income tax expense	820	1.0	66	0.1	93	0.2
Net income from continuing operations	927	1.1	(201)	(0.3)	(327)	(0.6)
Loss from discontinued operations, net of taxes	—	—	(48)	(0.1)	(48)	—
Net income	$927	1.1	$(249)	(0.4)	$(375)	(0.6)

Revenue. Total revenue increased by $27,170, or 47.1%, to $84,913 from $57,743.  Products revenue increased $27,450, or 58.9% to $74,027 from $46,577. The increase in products revenue was primarily due to the elimination of the Cisco manufacturing backlog and the continued strengthening in substantially all markets, with the largest increases in the Gulf Coast, North Texas, Southern California, and Northwest Regions.  Services revenue decreased $280 or 2.5% to $10,886 from $11,166. Services revenue decreased the loss of a large Federal subcontract, partially offset by sales increases in the Gulf Coast and Northwest Regions.

Gross Profit. Total gross profit increased by $6,120, or 47.0%, to $19,151 from $13,031. Gross profit as a percentage of revenue remained flat at 22.6%.  Gross profit on the products sales component increased $6,489 or 63.7%, to $16,672 from $10,183 and, as a percentage of sales, increased to 22.5% from 21.9%. Gross profit on services revenue decreased $369 or 13.0% to $2,479 from $2,848 and gross profit as a percent of services revenue decreased to 22.8% from 25.5% due to the loss of a high margin large Federal subcontract.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4,143, or 31.3% to $17,392 from $13,249. As a percentage of total revenue, these expenses decreased to 20.5% in 2010 versus 23.0% in 2009. The increase in the amount of selling, general and administrative expenses reflected higher sales commissions consistent with increased sales, higher personnel costs due to increased headcount and improved operating results, and approximately $1,375 of restatement costs.

Operating (Loss) Income. Operating income increased $1,977 to income of $1,759 from a loss of $218, primarily due to higher sales partially offset by higher selling, general and administrative expenses.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $95 to expense of $12 from income of $83, primarily due to a special discount program sponsored by Cisco, in place from September 2009 to January 2010, for payment of borrowings under our senior credit facility within the free interest period.

Income Tax Expense. Income tax expense increased by $754 to $820 from $66, primarily due to higher 2010 pretax income.  An income tax benefit was not recognized for the 2009 loss due to the corresponding valuation allowance recorded as discussed further under “Deferred Tax Assets” below.

Net (Loss) Income. Net income increased $1,176 to income of $927 from a loss of $249, primarily due to higher sales partially offset by higher selling, general and administrative expenses and higher income tax expense.

Deferred Tax Assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to SFAS No. 109, “Accounting for Income Taxes,” become deductible. Management considers the reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified.  During the second quarter of 2010, the Company released the valuation allowance in full and recognized an income tax benefit of $5,492.  The Company reached this determination after giving consideration to a variety of factors including but not limited to:  (a) the current period realization of all net operating loss (NOL) carry forwards totaling $3,510, (b) the current period taxable income and (c) the expectation of future earnings, thus concluding that it is more likely than not that the Company’s deferred tax assets will be realized.  As of September 30, 2009, we recorded a valuation allowance related to the net operating loss carryforwards and other temporary items as we determined it is more likely than not that we will not be able to use the assets to reduce future tax liabilities.

Nine Months Ended September 30, 2010 Compared To the Restated Nine Months Ended September 30, 2009

	Nine Months Ended September 30,
	2010		2009 (As Restated)		2009 (As Previously Reported)
	Amount	%	Amount	%	Amount	%
Revenue:
Products	$209,191	87.5	$134,628	79.3	$137,834	79.4
Services	29,825	12.5	35,231	20.7	35,706	20.6
Total revenue	239,016	100.0	169,859	100.0	173,540	100.0
Gross profit:
Products	42,670	20.4	27,646	20.5	28,215	20.5
Services	6,082	20.4	9,800	27.8	9,780	27.4
Total gross profit	48,752	20.4	37,446	22.0	37,995	21.9
Selling, general and administrative expenses	46,510	19.5	38,234	22.5	38,337	22.1
Operating (loss) income	2,242	0.9	(788)	(0.5)	(342)	(0.2)
Interest and other income (expense), net	68	0.0	100	0.1	100	0.1
Income tax (benefit) expense	(4,443)	(1.9)	66	0.0	212	0.2
Net income (loss) from continuing operations	6,753	2.8	(754)	(0.4)	(454)	(0.3)
Income (loss) from discontinued operations, net of taxes	—	—	(104)	(0.1)	(104)	—
Net income (loss)	$6,753	2.8	$(858)	(.05)	$(558)	(0.3)

Revenue. Total revenue increased by $69,157, or 40.7%, to $239,016 from $169,859. Products revenue increased $74,563, or 55.4% to $209,191 from $134,628. The increase in products revenue was primarily due the elimination of the Cisco manufacturing backlog and the continued strengthening in substantially all markets, with the largest increases in the Gulf Coast, North Texas, Southern California, and Northwest Regions. Services revenue decreased $5,406 or 15.3% to $29,825 from $35,231. The decrease in services revenue was primarily in our Federal Division, principally due to the loss of a subcontract in Iraq, and in our Southwest Region, partially offset by significant increases in the Northwest, North Texas, and North Carolina Regions.

Gross Profit. Total gross profit increased by $11,306, or 30.2%, to $48,752 from $37,446. Gross profit as a percentage of revenue decreased to 20.4% from 22.0%.  Gross profit on the products sales component increased $15,024 or 54.3%, to $42,670 from $27,646 and, as a percentage of sales, decreased to 20.4% from 20.5%. Gross profit on services revenue decreased $3,718 or 37.9% to $6,082 from $9,800 and gross profit as a percent of services revenue decreased to 20.4% from 27.8%, due to the loss of high margin Federal subcontract and lower engineer utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $8,276 or 21.6% to $46,510 from $38,234. As a percentage of total revenue, these expenses decreased to 19.5% in 2010 versus 22.5% in 2009. The increase in the amount of selling, general and administrative expenses reflected higher sales commissions consistent with increased sales, higher personnel costs due to increased headcount and improved operating results, approximately $2,095 of restatement costs, and a $594 goodwill impairment charge.  During the first two quarters of 2010, the Northern California reporting unit generated substantial operating losses compared to the operating income forecast in connection with the 2009 annual goodwill impairment test.  This triggered the requirement to perform an interim impairment test of both goodwill and long lived assets, resulting in the goodwill impairment charge recorded in the second quarter of 2010.

Operating (Loss) Income. Operating income increased $3,030 to income of $2,242 from a loss of $788, primarily due to higher sales partially offset by higher selling, general and administrative expenses.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $32 to income of $68 from income of $100.

Income Tax (Benefit) Expense. Income tax benefit increased by $4,509 to a benefit of $4,443 from expense of $66, primarily due to the full release of the valuation allowance in the second quarter of 2010 resulting in an income tax benefit of $5,492.  An income tax benefit was not recognized for the 2009 loss due to the corresponding valuation allowance recorded as discussed further under “Deferred Tax Assets” below.

Net Income (Loss). Net income increased $7,611 to income of $6,753 from a loss of $858, primarily due to higher sales and the 2010 income tax benefit, partially offset by higher selling, general and administrative expenses.

Deferred Tax Assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences, as determined pursuant to SFAS No. 109, “Accounting for Income Taxes,” become deductible. Management considers the reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified.  As of September 30, 2010, the Company released the valuation allowance in full and recognized an income tax benefit of $5,492.  The Company reached this determination after giving consideration to a variety of factors including but not limited to:  (a) the current period realization of all net operating loss (NOL) carry forwards totaling $3,510, (b) the current period taxable income and (c) the expectation of future earnings, thus concluding that it is more likely than not that the Company’s deferred tax assets will be realized.  As of September 30, 2009, we recorded a valuation allowance related to the net operating loss carryforwards and other temporary items as we determined it is more likely than not that we will not be able to use the assets to reduce future tax liabilities.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are collections from our accounts receivable and our credit facility with Castle Pines Capital LLC (the “Credit Facility”), which we believe are sufficient to meet our short-term and long-term liquidity requirements. We use the Credit Facility to finance the majority of our purchases of inventory and to provide working capital when our cash flow from operations is insufficient. Our working capital increased to $20,151 at September 30, 2010 from $13,010 at December 31, 2009, primarily due to improved operating results.

The total Credit Facility is $70,000 with an additional $10 million credit facility specifically for acquisitions (“Acquisition Facility”). Substantially all of our assets are pledged as collateral under the Credit Facility. Advances under the Acquisition Facility are specific to each acquisition and subject to approval by CPC based on pre-established criteria. There were no borrowings under the Acquisition Facility outstanding at September 30, 2010.  Termination date of the Credit Facility was extended to December 31, 2011, subject to automatic annual renewal as defined in the Amendment.  We expect the Agreement to be extended under substantially similar terms.

As of September 30, 2010, borrowing capacity and availability were as follows:

Total Credit Facility	$70,000
Borrowing base limitation	(22,196)
Total borrowing capacity	47,804
Less interest-bearing borrowings	—
Less non-interest bearing advances	(45,247)
Total unused availability	$2,557

In addition to unused borrowing availability, liquidity at September 30, 2010 included our cash balance of $11,546. The “unused availability” is the amount not borrowed, but eligible to be borrowed. The borrowing base restrictions generally restrict our borrowings under the Credit Facility to 85% of the eligible receivables, 100% of our floor planned inventory and 75% of Cisco vendor rebates receivable.

We use the Credit Facility to finance purchases of Cisco products from Cisco and from certain wholesale distributors. Cisco provides 60-day terms, and other wholesale distributors typically provide 30-day terms. Balances under the Credit Facility that are within those respective 60-day and 30-day periods (the “Free Finance Period”) do not accrue interest and are classified as floor plan financing in our balance sheet. To the extent that we have credit availability under the Credit Facility, it gives us the ability to extend the payment terms past the Free Finance Period. Amounts extended past the Free Finance Period accrue interest and are classified as notes payable on our balance sheet, for which there was no balance outstanding at either September 30, 2010 or December 31, 2009.  The interest rate of the Credit Facility is the prime rate plus 0.5% (3.75% at September 30, 2010) and the interest rate of the Acquisition Facility is the prime rate plus 2.0% (5.25% at September 30, 2010).

As defined in the Credit Facility there are restrictive covenants measured at each quarter and year-end regarding minimum tangible net worth, maximum debt to tangible net worth ratio, and a minimum current ratio. At September 30, 2010, we were operating under a waiver from CPC requiring compliance with the loan covenants we had not filed our required SEC Form 10-K for December 31, 2009.  In May 2011, CPC waived our events of default under the Agreement loan covenants regarding timely provision of GAAP financial statements.   If we violate any of the loan covenants, we would be required to seek waivers from CPC for those non-compliance events. If CPC refused to provide waivers, the amount due under the Credit Facility could be accelerated and we could be required to seek other sources of financing.

Cash Flows. During the nine months ended September 30, 2010, our cash decreased by $1,701. Operating activities used cash of $108, investing activities used $3,117, and financing activities provided cash of $1,524.

Operating Activities. Operating activities used $108 in the nine months ended September 30, 2010, as compared to providing cash of $11,353 in the comparable 2009 period. During the nine months ended September 30, 2010, net income and noncash adjustments to net income provided cash of $4,894 and changes in asset and liability accounts used cash of $5,002, primarily due to substantially increased accounts receivable resulting from higher sales, partially offset by lower inventories and payables.

Investing Activities. Investing activities used $3,117 in the nine months ended September 30, 2010, compared to $1,557 used during the comparable period in 2009. Our investing activities primarily consisted of purchases of property and equipment of $1,345 in 2010 and $813 in 2009 and the payment of contingent purchase price for acquisitions of $1,773 in 2010 and $699 in 2009. Property and equipment purchases in both years were primarily related to purchases of computer equipment and software, and to a lesser degree, leasehold improvements.

Financing Activities. Financing activities provided cash of $1,524 in the nine months ended September 30, 2010, as compared to using $8,617 in the comparable period in 2009. Funds provided in the nine months ended September 30, 2010 were primarily from net borrowings under the non-interest bearing floor plan financing ($686), proceeds from shares issued under the Employee Stock Purchase Plan ($573), and excess tax benefits from stock option exercises ($611).  The funds used in the comparable 2009 period were primarily from net payments under the non-interest bearing floor plan financing ($8,708).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of certain members of our management, including our Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation and as further set forth below, we believe our disclosure controls and procedures were not effective as of September 30, 2010.

Management’s Assessment of Disclosure Controls and Procedures

As a result of the material weaknesses in our internal control over financial reporting discussed below, we have concluded that our disclosure controls and procedures at September 30, 2010 were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2010.

In conducting the evaluation, our management used the criteria based on the framework of Internal Control over Financial Reporting —Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation, we believe that, as of September 30, 2010, our internal control over financial reporting was not effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2010, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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