Form 10-K
period 2010-12-31
INX Inc
filed 2011-06-03
CIK 1020017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-31949

INX Inc.
(Exact name of Registrant as specified in its charter)

Delaware	76-0515249
(State of Incorporation)	(I.R.S. Employer Identification No.)

1955 Lakeway Drive, Lewisville, TX	75057
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (469) 549-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $0.01	OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the common stock on June 30, 2010, as reported on the NASDAQ Global Market, was approximately $37,053,581.

The number of shares of common stock, $0.01 par value, outstanding as of May 16, 2011 was 9,669,872.

DOCUMENTS INCORPORATED BY REFERENCE: None

  INX Inc. and Subsidiaries

FORM 10-K
For the Year Ended December 31, 2010

Explanatory Note

Overview of Restatement

In this Annual Report on Form 10-K, INX Inc. (the “Company” or “INX”):

1.
Restates its Consolidated Balance Sheet as of December 31, 2008, and the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for the year ended December 31, 2008, and the related disclosures in Notes to Consolidated Financial Statements;

2.	Restates its Unaudited Quarterly Financial Data for the first three quarters in the year ended December 31, 2008; and
3.
Amends its Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as it relates to the year to date quarterly information previously provided in Form 10-Q for each quarter in the year ended December 31, 2009;

Contemporaneously with the filing of this Annual Report, the Company is also restating the Condensed Consolidated Financial Statements for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 as presented in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010,  June 30, 2010 and September 30, 2010.

[Amounts are presented in thousands except share, per share, par value and percentages in all parts of this Annual Report on Form 10-K, except in Part III, the exhibits and unless otherwise stated.]

Background on the Restatement

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2010, the Company announced that it was delaying its fourth quarter earnings release (for the year ended December 31, 2009) and that it would not file its Annual Report on Form 10-K for the fiscal year 2009 by its due date in order to allow the Company additional time for the reexamination of its revenue recognition under Accounting Standards Codification (ASC) 605-25, Revenue Recognition, Multiple-Element Arrangements, previously referred to as Emerging Issues Task Force No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables”.

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

The adjustments made as a result of the restatement are more fully discussed in Note 2, Restatement of Previously Issued Financial Statements, of the Notes to Consolidated Financial Statements in Part II, Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Annual Report. For a description of the control deficiencies identified by management as a result of our internal reviews, and management’s plan to remediate those deficiencies, see Part II, Item 9A, Controls and Procedures.

Previously filed Annual Reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods.

PART I

Item 1.  Business.

Special Notice Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to future events or our future financial performance including, but not limited to, statements contained in “Part I, Item 1. Business” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that any statement that is not a statement of historical fact, including but not limited to, statements which may be identified by words including, but not limited to, “anticipate”, “appear”, “believe”, “could”, “estimate”, “expect”, “hope”, “indicate”, “intend”, “likely”, “may”, “might”, “plan”, “potential”, “seek”, “should”, “will”, “would”, and other variations or negative expressions thereof, are predictions or estimations and are subject to known and unknown risks and uncertainties. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

General

We are a technology solutions provider focused on delivering three broad categories of technology infrastructure to enterprise customers. Our solutions architectures consist of three broad categories of technology infrastructure: network infrastructure, unified communications and collaboration (“UC&C”) and data center.  Our value-added proposition is delivered in the form of combining our professional services with select manufacturer’s products to address our customers’ needs.  Our professional services include consulting, planning and design engineering, implementation engineering and system integration.  We provide technology infrastructure solutions for enterprise-class organizations such as corporations, healthcare organizations, educational institutions, and Federal, state and local governmental agencies.

Network infrastructure is typically the foundation for the other two categories and usually includes data transport such as basic network routing and switching, wireless networking, WAN optimization and acceleration, and network security solutions. UC&C solutions consist of Internet Protocol (“IP”) network-based voice and video communication solutions as well as integrated software productivity applications such as “presence”, instant messaging, contact center applications, portals and middleware.  Data center solutions consist of 10 Gigabit Ethernet (“10GbE”) data center network infrastructure, virtualized server infrastructure solutions including data center servers and data center server virtualization software, network based storage solutions such as network attached storage (“NAS”) and storage area networks (“SAN”) as well as systems management and administration software solutions.

Our network infrastructure and UC&C solutions are primarily based on Cisco Systems, Inc. (“Cisco”) technology.  Cisco is a market leader for UC&C systems for enterprise-class organizations.  Our network storage solutions are primarily based on NetApp, Inc. (“NetApp”) and EMC Inc. (“EMC”) network based storage technology. Our data center networking solutions are primarily based on Cisco’s Nexus technology.  Our data center server solutions are primarily based on Cisco’s Unified Computing technology.  Our virtualization solutions are based primarily on VMware, Inc. (“VMware”) technology. While our solutions also include products from other manufacturers or software vendors, products from these four manufacturers make up over 90% of our total product revenue.

Our specialization and expertise enables us to effectively compete in the marketplace.  Our skills and abilities are examined and evaluated extensively and routinely by these four key vendors through specialized training, certification and representational authorization.  Additionally, we have significant experience planning, designing, integrating, implementing and supporting these enterprise technology solutions, all of which is the basis for our ability to deliver superior solutions to our customers.

We utilize a comprehensive customer engagement methodology, which we refer to as our Strategic Delivery Framework (“SDF”), which is a framework for managing the evaluation of the customer’s needs, and planning and implementing a project.  We believe this framework is a competitive advantage since it ensures a very thorough, consistent and efficient process of planning, design and implementation of our solutions.  The result is a solution which addresses the customer’s business needs more completely and minimizes the risk of a failed solution design since the planning process is so thorough.  This in the end provides our customers solutions that provide better business value at lower risk.

 Industry Overview

We are involved in providing our customers with technology infrastructure solutions in three broad categories of technology infrastructure: network infrastructure, UC&C, and data center.

Network Infrastructure

IP is the network data communications protocol deployed in modern enterprise organization networks and includes both local area network (“LAN”) and wide area network (“WAN”) Ethernet network technology.  The IP network has become the platform for virtually all enterprise communications, including data communications between systems within an organization, between the organization and the internet, email communications, voice communications, and, increasingly, video communications. The convergence of data, voice, and video into a single seamless IP communications infrastructure provides improved productivity and cost savings. The foundation of a converged communications platform is a robust, secure, high-performance, high-availability IP network infrastructure.

In addition, there is a trend towards connecting NAS and SAN data storage within data centers using 10GbE IP networking using iSCSI and Fibre Channel over Ethernet (“FCoE) technology.  FCoE allows IP network and SAN data traffic to be consolidated using a single high throughput, low latency network switch, reducing a variety of hardware, software, utility and maintenance costs.  The use of iSCSI and FCoE technology to consolidate data center networks onto a single IP network, together with server virtualization technology, are key factors driving how data centers are designed and operated.

The increasing complexity of the IP network and network attribute requirements is creating demand for expertise in the design and support of network infrastructure for all enterprise organizations.  Organizations need to optimize their network architecture to achieve the required performance levels for their various network applications, data flows, and number of users.

The network security market includes firewall, unified threat management, intrusion detection and prevention, and virtual private network solutions. Network security is a central component of information and communications technology architecture. Traditionally, much of the focus has been on securing the network edge through firewalls on Internet and Extranet connections. Now the expectation is for security to be applied pervasively throughout the entire network infrastructure. Among the security issues facing enterprise organizations today are the following:

•	Virtualization of the data center is both improving security and introducing new security risks.
•	Attacks can be initiated through freely available tools from inside the network or the internet and mobile devices can become infected while outside the controls of the network and reconnect behind the firewall.
•	Wireless solutions and unused network ports that are not properly secured create network access points that can be compromised.
•	Many organizations have policies driven by regulatory and compliance requirements (such as HIPPA and Sarbanes-Oxley) that dictate enhanced security stances.

As security needs increase, the complexity and design requirements for security solutions also increase.  Well designed enterprise-class security solutions address the enterprise organizations’ needs by weaving security throughout the information and communications technology infrastructure going much farther than simply securing the network edge.

IP network infrastructure has become a technology environment in which there is a dependency between the component parts of the network that maintain relationships through time and change; a more fully cooperating system that is flexible, stable, predictable and more easily managed. This has caused IP network infrastructure to evolve from route-specific performance to endpoint-to-endpoint performance, from route-level resiliency to service-level resiliency and from box-level management to system-wide management.

As the network evolves to perform higher-level functions, the complexity of the IP network infrastructure and its architecture, by necessity, is increasing. As the network becomes more complex, the role of network architecture design, business process-mapping, policy decision making, implementation and ongoing service and support of the network play increasingly important roles.

Enterprise organizations are becoming more reliant on the IP network as a mission-critical component of their operations.  It is becoming more important and commonplace to have all network devices remotely monitored and managed so that issues can be identified and resolved before they become problems, and problems in turn become network failures. Research firm IDC expects monitoring technologies to continue advancing rapidly to address security and interference disruptions.

International Data Corporation (“IDC”)  reports that network infrastructure upgrades ranked as the number two priority as far as enterprise IT equipment spending in 2010, followed by virtualization.  The total worldwide market for enterprise Ethernet network switches and routers, which together make up the majority of the total market as measured by IDC, was approximately $29.7 billion in 2010 according to IDC, with approximately 41% of the total market consisting of the North American market.  IDC expects the North American market for enterprise network infrastructure to grow at a compound annual growth rate (“CAGR”) of 7.9% between 2009 and 2015.

 Unified Communications and Collaboration

IP telephony and Voice-over-IP (“VoIP”) are terms for technology that uses an organization’s IP network to perform voice communications that have traditionally been conducted by conventional private branch exchange (“PBX”) telephone systems used by enterprises and by the public switched telephone network (the “PSTN”). IP telephony uses IP network infrastructure and software running on a server to handle the call processing (telephone call set-up and tear-down), commonly referred to as a “soft switch” to replace the telephony functions performed by an organization’s PBX telephone system.  VoIP is the process of utilizing the IP network to perform voice communications.  UC&C is a unified environment for e-mail, voicemail, instant messaging, voice and video communications functionality on a single, unified platform or system.  A converged communications model enables data, voice and video communications to be conducted on a single IP network infrastructure.

Implementation of UC&C on the IP network can result in both significant long-term cost savings and increased productivity to enterprises. Some of the potential long-term savings that an enterprise might experience include:

•	Elimination of redundant traditional telephone line circuits and cabling systems;
•	Reduced cost resulting from circuit consolidation to few or only on point of interface to the PSTN;
•	More efficient support of telephone and data functions by a single support organization rather than multiple service providers and in-house support departments;
•
Simplified administration and lower costs for moves, adds and changes because an IP telephony handset can be moved or changed within an enterprise without rewiring the PBX or re-programming the telephone number; and

•	Elimination or reduction of long distance toll charges as internal voice communications are moved to a fixed-cost data network that often already exists between the enterprise’s remote facilities.

IP telephony systems, including management systems, voice gateways, and messaging systems, are easier to set up than traditional PBX telephone systems and they save time and boost productivity. Implementation of IP telephony is commonly an enterprise organization’s first move toward a converged communications solution.

Unified messaging solutions allow a user to decide how and when they will receive messages. Unified messaging allows for retrieval of any communication form by any method, such as accessing voice messages from a computer or text e-mail, converted to speech, over the phone. This provides a greater level of control over communications, improving organizational productivity. Unified messaging is typically an enterprise organization’s second move toward a more completely converged communications solution.

Video communications that are seamlessly integrated into voice communications are available, but are not yet popular, in part because video communications require more expensive “endpoints” used on the office desktop and use substantial network bandwidth. Over time, as network bandwidth improves (which requires network upgrades), video compression technology is further improved, and as high quality touch screen video endpoints become less expensive, integrated voice and video communications will become more popular.

IP telephony as implemented by most enterprises often requires upgraded or new IP network infrastructure. Older networks designed solely for data communications are inadequate to accommodate an appropriate “quality of service” for IP telephony. To meet the demands of voice communications delivered across an IP network, the network infrastructure must be able to distinguish between data communication packets and voice communication packets. It must be set up to be capable of prioritizing and allocating the use of system resources between voice and data while maintaining an appropriate quality of service.  As video becomes an increasingly popular component of business communications, network load will increase substantially due to the substantial network bandwidth required for video communications, driving more network routing and switching upgrades.

IDC measures and reports on various components of the overall UC&C market.  IDC believes the total worldwide market for enterprise “IP PBX” (IP telephony voice systems) and related phones (telephone handsets) was approximately $6.9 billion in 2010 and they expect a CAGR of approximately 9.4% between 2009 and 2014.  IDC believes the total worldwide market for videoconferencing, including both standard video conferencing rooms and desktop videoconferencing, as well as telepresence systems, was approximately $3.0 billion in 2010 and they expect a CAGR of approximately 18.4% between 2010 and 2015.  They believe the total worldwide market for enterprise telepresence systems was approximately $842 million in 2010 and expects that market to grow at a CAGR of 29.2% between 2010 and 2015.

Data Center

Enterprises are increasingly adopting an IT infrastructure environment in which a combination of software application functionality is delivered to end users through a virtualized, hosted methodology where their IP network and the Internet are used as the means of connectivity to the application (“Cloud Computing”) and using remotely replicated servers and storage for seamless disaster recovery.

The data center is being transformed by the virtualization of server and desktop computing resources. VMware is the primary software vendor in the virtualization market. Virtual server software made by VMware, the product we use for our virtualization solutions, provides a hardware emulation layer between the physical server and the operating system and related stacks of applications.  Computing resources are allocated to each virtual computer based on rules established through the virtualization software to satisfy the needs of each server operating environment.  Therefore, operating system software and applications that were previously incompatible can share the same physical server.

Virtualization of the physical servers allows the physical servers to be used by any number of VMware virtual servers.  Similarly, network based storage allows the virtual servers to access storage that is not part of a physical server.  Data center virtualization creates demands on the data center network used to communicate between the various server, storage, security and other devices in the virtualized data center.  The use of iSCSI and FCoE for data center connectivity is driving demand for upgrades of data center network infrastructure using 10GbE networking technology.

Virtualization technology is reducing server sprawl by ending the prior practice of running a single application on a single particular physical server.  As a consequence, virtualization is also solving the substantial underutilization that occurred in the prior one-server-for-one-application environment.  Furthermore, virtualization software management tools enable enterprises to add, change or remove physical servers without any application downtime since the organization can move virtual servers from one physical server to another physical server while an application is running. Migrating to a virtualized data center environment enhances reliability and redundancy of the data center while improving new application turn up time.  Since a physical server is no longer required to run a new application, turning up a new application can be done using a virtual server, which can be created in minutes.  Virtualization is contributing to substantially increased data center network loads due to the requirement to send data across the network between the various physical servers that are processing data in the virtualized server environment and the shared NAS and SAN devices where data is stored in a virtualized data center environment.

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

Information, or data, can be classified by criticality, age, and the level of accessibility required. Such a lifecycle-oriented management approach allows an organization to prioritize and make intelligent decisions about the logistics and economics of how to manage different data types. The use of remote data duplication and replication for the purpose of data backup and automated and transparent failover capability, which is a huge improvement over typical “backup” operations, requires transporting huge volumes of data outside of the data center, across the LAN and WAN network fabric of an organization in order to transport the data to another physical data center location.   This is another source of rapidly increasing network load, and data replication is a driver of increased demand for NAS and SAN capacity.

These trends are creating substantial change in the market for data center solutions, which are reflected in the forecasted markets for data center networking technologies, NAS and SAN storage systems and server.  IDC estimates the total North American market for datacenter networking technologies, including datacenter Ethernet switching, Fibre Channel switching, InfiniBand switching, datacenter Layer 4-7 switching and WAN application delivery, was approximately $3.7 billion in 2010 and estimated growth at a CAGR of 5.7% between 2009 and 2014.  While the overall total market is estimated to grow, the market for some technologies within the overall market is expected to decrease in size, while others are expected to grow rapidly, in part due to replacing technologies that are becoming less popular.  For instance, as 10GbE continues to gain in popularity over Fibre Channel for connectivity of NAS and SAN storage devices, the total worldwide market for Fibre Channel switches used in NAS and SAN storage device connectivity is estimated to experience a CAGR of negative 2.2% between 2010 and 2015, according to IDC, while the market for Layer 2-3 Ethernet switches used in data center networking is estimated to grow 9.2% over the same period.  Similarly, the market for Fibre Channel Host Bus Adaptors used to connect servers to Fibre Channel networks is estimated to experience negative growth of 1.5% while the market for 10GbE Converged Network Adaptors used to connect servers to 10GbE is estimated to grow 66.0% over the same period.

IDC estimates the worldwide market for NAS and SAN enterprise storage systems (the total market excluding direct attached storage and mainframe computing storage) was approximately $18.5 billion in 2010 and they expect growth of approximately 10.6% between 2009 and 2014. However, the portion of this market excluding Fibre Channel SAN systems, which, according to IDC, made up approximately 54.8% of the total market in 2010, is expected to experience growth of approximately 19.0% between 2009 and 2014 according to IDC.

IDC estimates that the Americas total market for servers running the Windows server operating system, which is the segment of the total server market measured by geographic region and operating system that we believe most closely approximates our target market, was $9.4 billion in 2010, and estimates growth at a CAGR of 5.1% between 2009 and 2014.  However, IDC estimates that the Americas market for servers priced between $100,000 and $250,000, which we believe more closely approximates the target market for larger, more powerful servers used in virtualized data centers within the enterprise market that we target, will grow at a rate of 19.1%.

Our Business

We serve enterprise-class organizations through expert technology consulting that intelligently architects, deploys and supports UC&C solutions, virtualized data center solutions and the underlying network infrastructure solutions.  Our solution offerings facilitate the complete life-cycle of our customer’s technology infrastructure investment in an effort to maximize their return on investment.  We accomplish this by learning about our clients’ unique business requirements, consulting with them around specific value propositions that can enhance their business processes and then deploying these technology solutions.  In addition we are tightly aligned with our industry leading vendor partners in order to optimize our ability to represent their offerings to our clients.  We manage four strategic vendor relationships:

Cisco Systems.   We are a national provider of Cisco based solutions. We use Cisco’s products in our network infrastructure solutions including wireless and network security, unified communications including video and data center solutions including their unified computing server products.  Cisco is our main vendor, representing about 80% of our product sales.  We employ numerous Cisco certified engineers and have been awarded numerous top partner designations from Cisco.

We are a Cisco Gold Certified Partner and we have the following Cisco Master Specialization designations:
•	Master Security
•	Master UC
•	Master Managed Services

We have the following Advanced Specialization designations from Cisco:
•	Advanced Data Center Networking Infrastructure
•	Advanced Routing and Switching
•	Advanced Unified Communications
•	Advanced Security
•	Advanced Wireless LAN

We have the following Advanced Technology Partner designations with Cisco:
•	Cisco Telepresence
•	Customer Voice Portal
•	Data Center Unified Computing
•	Unified Contact Center Enterprise
•	Video Surveillance

Our Cisco-based UC&C solutions consist of IP network-based voice and video communication solutions as well as integrated software productivity applications such as presence, instant messaging, contact center applications, portals and middleware.  Our Cisco based virtual data center solutions consist of unified computing systems servers, and Nexus based data center network switching and routing. These combine with other vendor solutions to create our data center solutions architectures.  Our Cisco network infrastructure solutions consist of network routing and switching, wireless networking, WAN/application optimization and acceleration and IT security.

VMware.  We are one of VMware’s National Premier Partners, their highest level of certification. Our VMware practice areas encompass key VMware competencies such as Infrastructure Virtualization (server virtualization), Business Continuity and Desktop Virtualization. VMware software is the foundation for the virtualization layer of most of our data center solutions offerings.

NetApp.  We are a national provider of NetApp, solutions. Our Netapp based network storage solutions consist of storage systems and data management software from NetApp.  We also use NetApp products to create tightly integrated and tested virtualized data center infrastructure solutions.   The NetApp “Flexpod” stackable reference architecture featuring NetApp storage systems and software plus NetApp V-series storage controllers, Cisco Nexus Switches, Cisco UCS Servers and VMW v-Sphere Server Virtualization software reduces risk for our customers that are implementing a virtualized data center infrastructure.

Awards presented by our key vendor partners show the strength of our relationships with our key vendor partners as well as the level of experience and expertise that we believe gives us a competitive advantage.  Recent important National- and Global-level awards include:

•	VMware Global Desktop Competency Partner of the Year - February 2011
•	Cisco Global Services Partner of the Year - May 2010
•	Cisco US/Canada Services Partner of the Year - May 2010
•	Cisco US/Canada Technology Excellence Partner of the Year - May 2010
•	VMware Americas Solution Provider of the Year - February 2010
•	Cisco Customer Satisfaction Excellence Award - 2010, 2009 and 2008

As the advanced technology infrastructure solutions and architectures we offered continued to increase in capability their ability to positively impact the enterprises productivity has increased. We determined that having a more systematic and consistent approach to our customer engagement methodology is critical to ensuring that our customers received the most business value while minimizing the risks in adopting these new complex technology infrastructure solutions.  In 2008 we implemented a comprehensive customer engagement methodology, which we refer to as our “Strategic Delivery Framework” or “SDF”, which was initially piloted in one of our regions.  We believe this framework is a competitive advantage since it ensures a very thorough and consistent process of planning, design and implementation of our solutions that is consistent across all our regions.  Through detailed planning, SDF ensures that the solutions design focuses on the customers business needs while minimizing the risk of a failed solution design.  The result we believe are solutions that provide better business value at lower risk.

We believe that by focusing on a few critically important technology practice areas as well as a few top vendors we can provide the best value to our customers. Network infrastructure continues to be the framework on which all technology infrastructure solutions are built.  UC&C solutions have broadened to include video.  This will add more capabilities and more business value to these solutions but will also increase the complexity of these solutions. In our data center practice area, customers now desire a hybrid virtualized environment.  This is a data center that allows the customer to seamlessly use both internal data center resources as well as external data center resources when they are needed.  They would like to be able to dynamically move virtual servers between their own internal data center and an external data center provider.  This would allow them to have extra capacity in case of peak load limitations or emergencies.  These new hybrid cloud data center configurations will add more capabilities to our data center solutions but will also increase their complexity.

Products

We generate revenue from the sale of products. The network infrastructure and UC&C products we sell consist principally of Cisco products. The data center products we sell consist primarily of NAS and SAN products manufactured by NetApp, and EMC, and server virtualization software from VMware.  Products from these four manufacturers account for more than 90% of our total product sales.  We also sell various other products that are best-of-class in certain areas of the solutions that we provide.  We attempt to ship products directly from our supplier to our customer and we therefore keep very little product inventory on hand.

Gross margin on product sales was 21.2%, 21.2% and 17.9% for 2010, 2009 and 2008, respectively. Product sales revenue grew 47.8% and decreased 12.4% in 2010 and 2009, respectively, and made up 87.2%, 81.1% and 82.0% of total revenue in 2010, 2009 and 2008, respectively.

Services

We generate services revenue by providing services to our customers. We provide two basic categories of services, the first are professional services related to the planning, design and implementation and the second are managed services related to  post-sale support services as well as managed services related to providing hosted solution offerings.  Gross margin on services revenue was 21.1%, 25.7% and 29.0% for 2010, 2009 and 2008, respectively. Services revenue decreased 6.8% and 7.0% in 2010 and 2009, respectively, and made up 12.8%, 18.9% and 18.0% of total revenue in 2010, 2009 and 2008, respectively.

Professional Services

We perform professional services related to the business consulting, technology planning, design, systems engineering, implementation and support of the solutions we provide. To provide these services, we employ certified, highly trained and experienced engineering staff. We have developed not only substantial expertise in the various areas of technology that we provide, but also methodologies for designing and implementing the solutions that we provide.

Gross margin on our professional services revenue was 16.0%, 21.5% and 24.6% for 2010, 2009 and 2008, respectively. Professional services revenue decreased 9.9% and 10.2% in 2010 and 2009, respectively, and represented 10.2%, 15.6% and 15.4% of total revenue in 2010, 2009 and 2008, respectively.

 Managed Services

We provide managed services, including remote monitoring, diagnostics and management of a customers’ network infrastructure, data center, wireless network and security technology, as well as virtual or private cloud based hosted solutions offerings.  These managed services are performed using specialized toolsets and a network support center with technical staff that are specifically trained and experienced, both generally in terms of the technology we support as well as the toolsets that we use to provide the support. Customers are notified of system issues either real time or through reporting, and we solve detected problems either remotely or onsite.  Through our managed services offering we believe we are well positioned to provide service offerings that enterprise-class organizations desire and require.

Gross margin on our managed support services revenue was 41.4%, 46.1% and 55.4% for 2010, 2009 and 2008, respectively. Managed support services revenue grew 8.1% and 11.5% in 2010 and 2009, respectively, reflecting 2.6%, 3.3% and 2.6% of total revenue in 2010, 2009 and 2008, respectively.

Competition

Competition for the solutions we provide is fragmented, and we compete with numerous large and small competitors.  For network infrastructure solutions we compete with various small and large technology infrastructure oriented systems integrators and VARs, such as IBM Global Services, and telephone and data circuit service providers such as AT&T and Verizon.  For UC&C solutions we compete with other Cisco partners that are specialized in providing UC&C.  We also compete against other manufacturers and their VAR partners, including Avaya, Polycom, Shortel, and Mitel among others.  For data center solutions we compete with other technology infrastructure solution providers and system integrators, and technology VARs that focus on providing data center solutions.  The competitors are primarily either resellers that provide solutions using many of the same manufacturers products that we represent such as EMC, NetApp, Cisco, Dell, VMware or they also may provide solutions using other competing manufacturer’s products such as Hitachi storage, IBM, HP and others.  We also may compete directly against some of these manufacturers when they are involved in selling to the customer directly.

We believe that the principal competitive factor when marketing our solutions is our overall business architectural approach combined with our solution delivery methods. Other important factors include total cost, technical competence, the strength of the relationship with the customer, the quality of our support services, the perception of the customer regarding our financial and operational ability to manage a project and to provide high quality service, and the quality of our relationship with the manufacturer of the major products being supplied as a part of the solution.  We compete against smaller firms based on our growing national presence and our specialization and expertise.  We compete against larger firms based on our narrow focus and expertise compared to their appearance as an unfocused generalist.

The Geographic Markets We Currently Serve

A majority of our customers are located in, or make significant decisions concerning their technology infrastructure in the markets in which we maintain branch offices. We believe it is important to have local management, sales and engineering staff in a metropolitan market in order to be a leading competitor in the market. Our corporate offices are located in Dallas, Texas. As of March 31, 2011 we maintained sixteen branch offices in the following markets:

•Los Angeles, California	•Oklahoma City, Oklahoma	•El Paso, Texas
•Sacramento, California	•Eugene, Oregon	•Houston, Texas
•Boise, Idaho	•Portland, Oregon	•San Antonio, Texas
•Boston, Massachusetts	•Austin, Texas	•Seattle, Washington
•Albuquerque, New Mexico	•Dallas, Texas	•Washington, D.C.
•Raleigh, North Carolina

Our Washington, DC branch office markets primarily to the Federal government.

We plan to continue expanding into new geographic markets through either acquisition or on a de novo basis.  Expanding to new markets creates a two-fold opportunity for us. First, adding new geographic markets provides us with new customer opportunities in those new markets. Second, with each new market served we enhance our ability to grow and develop our brand recognition factor and increase our ability to win customer opportunities in many of our other markets because of the increased national presence provided by the additional market.

Customers

Our customers include private enterprises in numerous industries including healthcare, legal, energy, utilities, hospitality, transportation, manufacturing, finance and entertainment, as well as Federal, state and local governmental agencies and private and public educational organizations. We currently focus on mid-tier enterprise organizations with 200 to 50,000 users of telephone and/or networked computer technology.  As we continue to expand to new geographic markets we will pursue even larger customers. A majority of our customers are located in, or make significant decisions concerning their network infrastructure, voice and video communications, and data center technology infrastructure, in the markets in which we maintain branch offices. In addition to our direct sales model to enterprise customers, we also provide technical consulting and project management services as a sub-contractor for other systems integrators as well as manufacturers that are involved directly with a customer. Based on billing activity during 2010 we conducted business with approximately 1,747 customers of which 68% were customers that had conducted business with us during the previous two years.  No single customer represented 10% or more of our revenue for the years ended December 31, 2010, 2009 and 2008.

 Sales and Marketing

We market our products and services primarily through our sales organization comprised of account managers, presales architects and customer service representatives. These sales personnel are compensated in part based on productivity, specifically the profitability of sales that they participate in developing. We also promote our services through general and trade advertising, and participation in trade shows. Our sales organization works closely with our vendor partners sales organizations to identify opportunities.

Supply and Distribution

We purchase products for the technology solutions we provide to our customers. The majority of our product purchases are made directly from our four strategic vendors.  We also purchase products through various distribution channels either based on the manufacturers’ decision regarding distribution or when a product is not available directly from a manufacturer.  We attempt to keep minimal inventory on hand and attempt to purchase inventory only as needed to fulfill orders. The substantial majority of the product that we purchase is shipped directly from our suppliers to our customers in order to shorten the business cycle and avoid handling the product in our facilities.

Employees

At April 30, 2011, we employed approximately 470 people. Of these, approximately 150 were employed in sales, marketing and customer service, 185 were employed in engineering and technical positions and 135 were employed in administration, finance and management information systems. We believe our ability to recruit and retain highly skilled and experienced technical, sales and management personnel has been, and will continue to be, critical to our ability to execute our business plans. None of our employees are represented by a labor union nor are any subject to a collective bargaining agreement. We believe our relations with our employees are good.

NASDAQ Delisting Determination

On April 12, 2011, the NASDAQ Listings Qualification Panel (the “Panel”) of The NASDAQ Stock Market (“NASDAQ”) notified us that it had determined to delist our common shares from the NASDAQ Global Select Market and to suspend trading in our common shares effective at the open of market on April 14, 2011. The Panel’s determination was made in connection with our non-compliance with the filing requirements set forth in Listing Rule 5250(c)(1) due to not having filed certain of our periodic reports. The Panel’s decision represents the final decision of NASDAQ. In accordance with Listing Rule 5830 and Rule 12d2-2 under the Securities Exchange Act of 1934, NASDAQ filed an application on Form 25 with the SEC to delist our securities from NASDAQ.

Our common shares are currently quoted on the OTC Markets Group Inc. and trade under the symbol “INXI”. We have already filed a listing application to facilitate a resumption of trading on NASDAQ as soon as possible.  In that regard, we believe that upon making the necessary filings with the SEC we will satisfy all applicable requirements for listing on the NASDAQ.  We anticipate that NASDAQ will be able to complete the review of the listing application on an expedited basis but, there can be no assurance of when or if our common shares will be re-listed. See “Item 1A. Risk Factors”.

General Information

Our corporate headquarters is located at 1955 Lakeway Drive, Lewisville, Texas 75057 (Dallas) and our telephone number is (469-549-3800). Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available without charge from us on our website at http://www.INXI.com, as soon as reasonably practicable following the time they are filed with or furnished to the SEC. Reports filed with the SEC may also be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

  Item 1A.  Risk Factors.

There are many risk factors that affect our business and results of operations, some of which are beyond our control. You should carefully consider the risks below before making an investment decision.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Global market and economic conditions may adversely affect our business and results of operations.

Current economic conditions remain uncertain.  Challenging economic times make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and they could cause our customers to slow spending on our products and services, which could delay and lengthen sales cycles. Continued concerns about the possible systemic impact of inflation or deflation, volatility in energy costs, geopolitical issues, and added concerns fueled by the Federal government deficits and interventions in the U.S. financial and credit markets have contributed to instability and diminished long-term expectations for the U.S. and global economy.  If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition and results of operations could be materially and adversely affected.

We have a number of customers that are Federal, state and local governmental agencies and private and public educational organizations. These agencies and organizations are experiencing revenue shortfalls and spending cutbacks that may cause significant reductions in their capital expenditures in general or by specifically reducing their spending on information technology.

A significant portion of our customers are based in Texas.

Until mid-2005 we were primarily a Texas-based organization and the majority of our customers were in Texas. While we are less dependent upon Texas customers now than we were a few years ago, a significant portion of our customers are still based in Texas. Therefore, our revenue and hence our profitability would be materially affected by a downturn in economic conditions in Texas, in addition to any general economic downturn in the United States. If demand for the products and services we provide to customers in Texas decreases, our business, financial condition and results of operations could be significantly harmed.

We have a history of losses and may continue to incur losses.

During 2009 we incurred a net loss from continuing operations of $4,295, including a $2,380 non-cash charge for impairment of goodwill. During 2008, we incurred a net loss from continuing operations of $12,785, including a total non-cash charge of $13,071 noncash charge for goodwill, intangible asset, and property and equipment impairments. Although profitable in 2010, we cannot assure you that we remain profitable in upcoming quarters or years. In order to maintain profitability, we will have to maintain or increase our operating margin, and we cannot provide any assurance that we will be able to do so. If we are unable to increase revenue, if our gross margins decrease, or if we are unable to control our operating expenses, our business could produce losses. Whether we are able to remain profitable in the future will depend on many factors, but primarily upon the commercial acceptance of the technologies and product lines that we promote the use of, including products developed and marketed by Cisco.

Our goodwill and intangible assets may become impaired.

As of December 31, 2010, we had $13,532 of goodwill and $1,015 of intangible assets after recognizing impairment charges of $2,560, $2,380, and $13,071 in 2010, 2009 and 2008, respectively. Goodwill and intangible assets represent approximately 13% of our total assets as of December 31, 2010.  Generally accepted accounting principles in the United States of America require that we review the value of goodwill on at least an annual basis or when indicators of impairment arise to determine whether the recorded value has been impaired and should be reduced. In the event that our goodwill or long-lived assets are further impaired in the future, any impairment charge could have a material impact on our financial position and results of operations, and could harm the trading price of our common stock.

Our success depends on maintaining our relationship with Cisco and other key vendors.

The majority of our revenue for the years ended December 31, 2010, 2009 and 2008 was derived from or dependent upon the sale of Cisco products and related services. We anticipate that these products and related services will continue to account for a substantial portion of our revenue for the foreseeable future. We have a contract with Cisco to purchase the products that we resell, and we purchase substantially all of our Cisco products directly from Cisco. Cisco can terminate this agreement on relatively short notice. Cisco has designated us an authorized reseller and we receive certain benefits from this designation, including special pricing and payment terms. We have in the past, and may in the future, purchase Cisco-centric products from other sources. When we purchase Cisco-centric products from sources other than Cisco, the prices are typically higher and the payment terms are not as favorable. Accordingly, if we are unable to purchase directly from Cisco and maintain our status as an authorized reseller of Cisco network products, our business could be significantly harmed. In addition, we are also dependent upon maintaining our relationship with a number of other key vendors, including NetApp and VMware. If we are unable to purchase products from any of our key vendors, including Cisco, NetApp and VMware, or from other sources on terms that are comparable to the terms we currently receive, our business would be harmed and our operating results and financial condition would be materially and adversely affected.

Our success depends on a broad market acceptance of Cisco-centric IP telephony and network infrastructure products.

In the area of IP telephony solutions we offer only Cisco-centric solutions.  Cisco is our main vendor and represents about 80% of our product sales. We believe that Cisco is a substantial player in the IP telephony marketplace and will continue to offer competitive, state-of-the-art technology.  However, we cannot assure you that the Cisco-centric IP telephony products we offer will continue to obtain broad market acceptance. Competition, technological advances and other factors could reduce demand for, or market acceptance of, the Cisco-centric IP telephony products and services we offer. In addition, new products, applications or services may be developed that are better adapted to changing technology or customer demands and thus could render our Cisco-centric products and services unmarketable or obsolete. To compete successfully, the Cisco-centric IP telephony products we offer must achieve broad market acceptance and we must continually enhance our related software and customer services in a timely and cost- effective manner. If the Cisco-centric IP telephony products we offer fail to achieve broad market acceptance, or if we do not adapt our existing services to customer demands or evolving industry standards, our business, financial condition and results of operation could be significantly harmed.

Our profitability depends on Cisco product pricing and incentive programs.

Our annual and quarterly gross profits and gross margins on product sales are materially affected by Cisco product pricing and incentive programs.  These incentive programs currently enable us to qualify for cash rebates or product pricing discounts and are generally earned based on sales volumes of particular Cisco products and customer satisfaction levels. We recognized vendor incentives as a reduction of cost of sales amounting to $18,169, $13,345, and $10,118 representing 5.8%, 5.9%, and 3.9% of total revenues in 2010, 2009 and 2008, respectively.  From time to time Cisco changes the criteria upon which qualification for these incentives is based, and there is no assurance that we will continue to meet the program qualifications. Cisco is under no obligation to continue these incentive programs. In addition, we expect our future profitability to be impacted not only by pricing and incentive programs of Cisco, but also by the pricing and incentive programs of NetApp, VMware and other key vendors.

Our success depends on broad market acceptance of virtualization technology, and in particular the virtualization technology of VMware.

The market for virtualization software is characterized by rapid technological change, evolving industry standards and strong customer demand for new products, applications and services. As is typical of a new and rapidly evolving industry, the demand for, and market acceptance of virtualization technology is highly uncertain. We cannot assure you that the use of virtualization technology will be widespread.

Our business depends on the level of capital spending by enterprises for the technology infrastructure products and services we offer.

As a supplier of technology infrastructure solutions, our business depends on the level of capital spending for such solutions by enterprise organizations in our markets. We believe that an enterprise’s investment in technology infrastructure and related services depends largely on general economic conditions that can vary significantly as a result of changing conditions in the economy as a whole. The market for the solutions we provide may continue to grow at a modest rate or not at all, or may decrease. If our customers decrease their level of spending, our revenue and operating results would likely be adversely affected. To the extent that customers continue to delay moving forward with projects because of actual or perceived economic uncertainty and reduced credit availability, our revenue and profitability will be negatively impacted.

Our strategy contemplates geographic expansion, which we may be unable to achieve and which is subject to numerous uncertainties.

A component of our strategy is to become one of the leading national providers of the technology infrastructure solutions we provide. To achieve this objective, we must either acquire existing businesses or hire qualified staff in other locations throughout the country and open new offices. Identifying and acquiring existing businesses is a time-consuming process and is subject to numerous risks. Qualified personnel are in demand, and we expect the demand to increase as the market for the technology infrastructure solutions that we provide grows. We will also likely face competition from our competitors and from local and regional competitors in the markets we attempt to enter. A rapid expansion in the size and geographical scope of our business is likely to introduce management challenges that may be difficult to overcome. We cannot assure you that we will be successful in expanding our operations or achieving our goal of becoming a national provider of technology infrastructure solutions. An unsuccessful expansion effort would consume capital and human resources without achieving the desired benefit and would have an adverse effect on our business, financial condition and results of operations.

We may require financing to achieve expansion of our business operations, and failure to obtain financing may prevent us from carrying out our expansion plans.

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

We require access to significant working capital and vendor credit to fund our day-to-day operations. Our credit facility with Castle Pines contains a number of financial and other covenants. We have had to obtain several covenant waivers over the past year related to our failure to timely file reports under the Securities Exchange Act of 1934.  A breach of these financial or other covenants, unless waived, would be a default under the credit facility. Upon an event of default, Castle Pines may terminate the credit facility and/or declare all amounts outstanding under the credit facility immediately due and payable. The acceleration of our debt could have a material adverse effect on our financial condition and liquidity. Additionally, the amount of working capital available to us under the credit facility is dependent upon the amount and quality of our accounts receivable. A significant default or payment delays of our accounts receivable could materially adversely affect our borrowing base and our access to sufficient working capital, which would have an adverse effect on our business, financial condition and results of operations. In addition, there is a risk that Castle Pines Capital may be unable to continue the financing relationship with us due to unforeseen future credit market problems or changes in their credit granting criteria.

We may be unable to manage our growth effectively, which may harm our business.

The ability to operate our business in a rapidly evolving market requires effective planning and management. Our efforts to grow including by acquisition, have placed, and are expected to continue to place, a significant strain on our personnel, management systems, infrastructure and other resources. We have had mixed results regarding our ability to efficiently and cost effectively manage our growth and demonstrate leverage in our business model.  Our ability to manage future growth effectively will require us to improve our business and financial processes.  If we are unable to adequately manage our growth  our operations could be adversely affected and our growth could be impaired.

Our operating results have historically been volatile, and may continue to be volatile, particularly from quarter to quarter.

We sell products and services that may be bundled together as one or more solutions.  Revenue recognition requirements for our offerings are complex and may require deferral of revenue recognition until all of our delivery commitments have been completed. During quarterly periods in which we realize lower levels of revenue, our profitability may be negatively impacted. Our quarterly operating results have historically depended on, and may fluctuate in the future as a result of, many factors including:

•	Volume and timing of orders received during the quarter;
•	Timing of revenue recognition due to contract terms;
•	Gross margin fluctuations associated with the mix of products sold;
•	Patterns of capital spending by enterprises;
•	The timing of new product announcements and releases;
•	The cost and effect of acquisitions;
•	The amount and timing of sales incentives from our key vendors we may receive in any particular quarter, particularly Cisco, which can vary substantially;
•	The availability and cost of products and components from our suppliers; and
•	Credit availability.

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

As part of our business strategy, we have completed acquisitions and plan to continue to consider acquisitions of, or significant investments in, businesses that offer products, services and technologies complementary to ours. Any acquisition could materially adversely affect our operating results and/or the price of our securities. Acquisitions involve numerous risks, some of which we have experienced and may continue to experience, including:

•	Unanticipated costs and liabilities
•	Difficulty of integrating the operations, products and personnel of the acquired business;
•	Difficulty retaining key personnel of the acquired business;
•	Difficulty retaining customers of the acquired businesses;
•	Difficulties in managing the financial and strategic position of acquired or developed products, services and technologies;
•	Difficulties in maintaining customer relationships, in particular where a substantial portion of the target’s sales were derived from products that compete with products that we currently offer;
•	The diversion of management’s attention from the core business;
•	Inability to maintain uniform standards, controls, policies and procedures; and
•	Damage to relationships with acquired employees and customers as a result of integration of the acquired business.

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

We depend on highly skilled technical personnel to provide the services we sell to our customers. To succeed, we must hire and retain employees who are highly skilled in rapidly changing communications and data center technologies. In particular, as we implement our strategy of focusing on technology infrastructure solutions, we will need to:

•	Hire more employees with experience providing technology infrastructure solutions; and
•	Retrain our current personnel to sell and support the technology infrastructure solutions we currently sell and that we intend to market in the future.

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

We rely extensively on computer systems to process transactions, summarize results and manage our business. Disruptions in both our primary and secondary (back-up) systems could harm our ability to operate our business.

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

Almost 20% of our stock is controlled by our executive chairman, who has the ability to substantially influence the election of directors and other matters submitted to stockholders.

James H. Long beneficially owns 1,896,356 shares of our common stock, which represent approximately 17.1% of our shares outstanding and beneficially owned shares as of May 16, 2011. As a result, he has and is expected to continue to have the ability to significantly influence the nomination and the election of our board of directors and the outcome of all other issues submitted to our stockholders. The interests of this principal stockholder may not always coincide with our interests or the interests of other stockholders, and he may act in a manner that advances his best interests and not those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to add or remove management of the company and to stop the addition or removal of management of the Company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Nasdaq has recently delisted our common shares from quotation on its exchange.

The Nasdaq Stock Market (the “NASDAQ”) has recently delisted our common shares from quotation on its exchange for failure to continue to meet its continued listing requirements. The delisting of our common shares from NASDAQ could have material adverse effects by, among other things:

•	reducing the liquidity and market price of our common shares;
•	reducing the number of investors willing to hold or acquire our common shares, thereby further restricting our ability to obtain equity financing;
•	reducing the amount of news and analyst coverage of the Company; and
•	reducing our ability to retain, attract and motivate our directors, officers and employees.

Our stock price may be subject to substantial volatility, and the value of your investment may decline.

Our common stock is traded on OTC Bulletin Board, and trading volume may be limited or sporadic. The market price of our common stock has experienced, and may continue to experience, substantial volatility. During 2010, our common stock traded between $4.25 and $6.78 per share, on volume ranging from approximately 0 to 262,600 shares per day. As a result of the relatively low and inconsistent volume of trading and the trading price volatility, the current price for our common stock is not necessarily a reliable indicator of our fair market value. The price at which our common stock will trade may fluctuate as a result of a number of factors, including the number of shares available for sale in the market, quarterly variations in our operating results, new products or services by us or competitors, regulatory investigations or determinations, acquisitions or strategic alliances by us or our competitors, recruitment or departures of key personnel, the gain or loss of significant customers, changes in the estimates of our operating performance, actual or threatened litigation, market conditions in our industry and the economy as a whole. Volatility in the price of our common stock may depress the trading price of the common stock our common stock. The risk of volatility and depressed prices of our common stock also applies to warrant holders who receive shares of common stock upon conversion.

Numerous factors, including many over which we have no control, may have a significant impact on the market price of our common stock, including:

•	Announcements of new products or services by us or our competitors;
•	Current events affecting the political, economic and social situation in the United States and other countries where we operate;
•	Trends in our industry and the markets in which we operate;
•	Changes in financial estimates and recommendations by securities analysts;
•	Acquisitions and financings by us or our competitors;
•	The gain or loss of a significant customer;
•	Quarterly variations in operating results;
•	The operating and stock price performance of other companies that investors may consider to be comparable; and
•	Purchases or sales of blocks of our securities.

Furthermore, stockholders may initiate securities class action lawsuits if the market price of our stock drops significantly, which may cause us to incur substantial costs and could divert the time and attention of our management.

Limitations and constraints associated with buying and selling our stock.

The trading of our Common Stock on the OTC Bulletin Board rather than on NASDAQ may reduce the price of our Common Stock and the levels of liquidity available to our stockholders. Furthermore, because of the limited market and generally low volume of trading in our Common Stock, our Common Stock is more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business, and announcements made by us, our competitors or parties with whom we have business relationships. Additionally, because of state securities or “blue sky” laws, we cannot avail our self of federal preemption (which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities), and purchasers of shares of our Common Stock may find it difficult to resell their shares at prices quoted in the market or at all. Our ability to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future, may also be materially and adversely affected by the fact that our securities will not be traded on NASDAQ. The fact that our Common Stock will not be traded on NASDAQ could also have other adverse effects on us in addition to the foregoing, including, without limitation, the loss of confidence in us by current and prospective suppliers, customers, employees and others with whom we have or may seek to initiate business relationships.

 Future issuances of common stock and hedging activities may depress the trading price of our common stock.

Any future issuance of equity securities, including the issuance of shares upon exercise of outstanding warrants, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock. As of April 30, 2011, we had outstanding approximately 1.2 million options and warrants to acquire our common stock at prices between $0.82 and $12.63 per share. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons. The market price of our common stock could decline significantly if we or our existing stockholders sell a large number of shares, if we issue a large number of shares of stock in connection with future financing activities, acquisitions or otherwise, or due to the perception that such sales could occur. These factors also could make it more difficult to raise funds through future offerings of common stock.

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

Item 1B.  Not applicable.

Item 2.  Properties.

We conduct operations at the following leased sites:

•Los Angeles, California	•Oklahoma City, Oklahoma	•El Paso, Texas
•Sacramento, California	•Eugene, Oregon	•Houston, Texas
•Boise, Idaho	•Portland, Oregon	•San Antonio, Texas
•Boston, Massachusetts	•Austin, Texas	•Seattle, Washington
•Albuquerque, New Mexico	•Dallas, Texas	•Washington, D.C.
•Raleigh, North Carolina

We lease 34,656 square feet in Lewisville, Texas (Dallas) for our corporate offices and Dallas regional office and 19,830 square feet in Houston, Texas for our accounting offices and Houston regional office. The Dallas corporate offices and regional office lease expires in 2015 and is renewable for one additional five year term.  The remainder of the locations range in size from approximately 1,000 to 10,000 square feet and lease terms range from one to five years. Some office leases contain scheduled base rent increases over the term of the lease and may include periodic rent adjustments for real estate taxes, insurance and other operation expenses applicable to the property.  We believe our existing leased properties are in good condition and suitable for the conduct of our business.

Item 3.  Legal Proceedings

On February 6, 2009, we filed a lawsuit in the United States District Court Eastern District of Texas styled InternetworkExperts, Inc. v. International Business Machines Corporation (“IBM”) claiming damages totaling $1,791 plus interest, attorney fees, and costs of suit for breach of purchase orders in 2004 and 2006 under which payments were due upon early termination of services. On January 29, 2010, a settlement agreement was executed covering all outstanding litigation between the parties, resulting in IBM paying INX the amount of $310 less legal fees of $112.

On August 3, 2009, we filed a lawsuit in the 152nd District Court of Harris County styled INX, Inc. v. General Consulate of Equatorial Guinea seeking damages plus interest, attorney fees, and costs of suit for breach of contract in connection with the lease of our then Houston, Texas location.  On August 13, 2010, we received payment of $140 in settlement of the litigation.

On July 15, 2010, we filed a lawsuit in the United States District Court for the District of New Mexico (“US District Court”) styled INX, Inc. v. Azulstar, Inc. (“Azulstar”) seeking compensatory and punitive damages plus interest, attorneys’ fees, and costs of suit for breach of contract, tortious interference with business relations and existing contractual relations, and other claims.  Azulstar provided professional services as a subcontractor to us in connection with the State of New Mexico, Department of Transportation RailRunner Wireless System Project (“RailRunner Project”).  Azulstar hired subcontractors to assist it and is alleged by us not to have paid at least one subcontractor for work performed.  In addition to paying Azulstar directly for all work performed except $23 withheld, we paid an Azulstar subcontractor $146 directly.  The duplicate costs were charged to professional services cost of sales in the quarter ended December 31, 2009.  On September 10, 2010, Azulstar filed a motion to dismiss our claim for failure to join a party under Rule 19 of the Federal Rules of Civil Procedure (“Motion to Dismiss”).  The US District Court has not yet ruled on the motion.  The amount of damages and costs that may ultimately be recovered by us, if any, cannot be determined at this time.  The Motion to Dismiss includes statements that Azulstar intends to file breach of contract claims against us.  The nature and extent of Azulstar’s allegations cannot be determined and the final outcome of any lawsuit that may be filed by Azulstar on this matter cannot be predicted, including whether such threatened lawsuit could have a material adverse effect on our results of operations or financial position.

We are also party to other litigation and claims which management believes are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a materially adverse effect on our results of operations, financial position, or cash flows.

Item 4.  (Removed and reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NASDAQ Listing Requirements

As described earlier in this Annual Report on Form 10-K, NASDAQ suspended trading in our common shares effective at the open of market on April 14, 2011 due to our non-compliance with the filing requirements set forth in Listing Rule 5250(c)(1) due to the delayed filing of certain of our periodic reports. In accordance with Listing Rule 5830 and Rule 12d2-2 under the Securities Exchange Act of 1934, NASDAQ filed an application on Form 25 with the SEC to delist our securities from NASDAQ. Our common shares, par value $0.01, are currently quoted on the OTC Markets Group Inc. under the trading symbol “INXI”.

Market Information

Our common stock is included in the OTC Bulletin Board under the symbol “INXI”.  From September 21, 2007 to April 13, 2011, our common stock traded on the NASDAQ Global Market.  Trading of our warrants on the NASDAQ Global Market ceased on May 7, 2009.  From April 24, 2006 to September 20, 2007, our common stock and warrants traded on the NASDAQ Capital Market.

Common Stock

The following table sets forth the per share price range of our common stock.

	High	Low
2009
First Quarter	$5.25	$2.19
Second Quarter	5.65	2.36
Third Quarter	6.85	4.62
Fourth Quarter	7.03	5.37
2010
First Quarter	$5.75	$4.54
Second Quarter	5.20	4.55
Third Quarter	5.20	4.25
Fourth Quarter	6.78	5.15

Warrants

The following table sets forth the per share price range of our warrants.

	High	Low
2009
First Quarter	$0.25	$0.02
Second Quarter	0.19	0.01
Third Quarter	—	—
Fourth Quarter	—	—
2010
First Quarter	$—	$—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	—	—

As of May 16, 2011, there were 147 stockholders of record of our common stock. On May 16, 2011, the closing sales price of our common stock as reported by the OTC Bulletin Board was $5.50 per share.

Dividend Policy

We have not declared or paid any cash dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.  Our current intention is to retain earnings, if any, to support the future growth of our business.

Equity Compensation Plan Information

The following table sets forth:

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

	Column A	Column B	Column C
	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column A)
As of December 31, 2009:
Equity incentive plans approved by shareholders	1,833,753	$5.11	193,923
Equity incentive plans not approved by shareholders	—	—	—
Totals	1,833,753	$5.11	193,923

As of December 31, 2010:
Equity incentive plans approved by shareholders	1,530,655	$4.61	225,848
Equity incentive plans not approved by shareholders	140,000	—	—
Totals	1,670,655	$4.61	225,848

Equity incentive plans are further discussed in Note 8 to consolidated financial statements in Part II, Item 8.

Unregistered Sales of Equity Securities and Use of Proceeds

In December 2008, we issued 6,000 shares of unregistered common stock to an investor relations firm under a services agreement.  The issued shares were valued at $26 as determined by multiplying the shares issued by the closing price per share on December 31, 2008.

On January 5, 2010, we entered into a service agreement with an investor relations firm and per the terms of the agreement issued to them 5,000 unregistered shares valued at $28 on February 1, 2010 and an additional 5,000 unregistered shares valued at $25 on July 1, 2010.  The issued shares were valued by multiplying the shares issued by the closing price per share on each respective date.

Item 6.  Not Applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with a discussion of the Financial Restatement as provided in this Form 10-K and the Form 10-Qs being filed contemporaneously for the 2010 quarterly periods and containing the 2009 quarterly restatements.  We then present a business and financial overview including discussion of recent business combinations, followed by a discussion of our annual results of operations.  This is followed by an analysis of our liquidity and capital resources, a discussion of our critical accounting policies, and a discussion on recent accounting pronouncements.  Lastly, we provide the restated year to date operating results for the first three quarters of 2008 and then a discussion of our results of operations for the 2009 year to date quarterly periods as compared to our results in the corresponding 2008 periods, both as restated. In addition, we have provided the eight quarterly balance sheets for the 2008 and 2009 periods.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this report. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Item 1A. Risk Factors” and elsewhere in this report.

Financial Restatement

In this Annual Report on Form 10-K, the Company:

1.
Restates its Consolidated Balance Sheet as of December 31, 2008, and the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for the year ended December 31, 2008, and the related disclosures in Notes to Consolidated Financial Statements;

2.	Restates its Unaudited Quarterly Financial Data for the first three quarters in the year ended December 31, 2008; and
3.
Amends its Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as it relates to the year to date quarterly information previously provided in Form 10-Q for each quarter in the year ended December 31, 2009;

Contemporaneously with the filing of this Annual Report, the Company is also restating the Condensed Consolidated Financial Statements for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 as presented in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010.

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
c.
Proper assessment of whether or not we had vendor specific objective evidence (“VSOE”) of the fair value of the various deliverables within arrangements containing multiple deliverables, as well as (i) the timing of revenue recognition based upon the relative fair value of the deliverables within the arrangement for deliverables for which we are able to establish the fair value. (ii) the allocation of the total arrangement consideration between the various elements of the arrangement based upon the relative fair value of the deliverables within the arrangement for multi-element arrangements, and, (iii) the deferral of revenue for the entire arrangement in situations where the arrangement contained remaining undelivered deliverables for which we are not able to establish the fair value.

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

The adjustments made as a result of the restatement are more fully discussed in Note 2, Restatement of Previously Issued Financial Statements, of the Notes to Consolidated Financial Statements in Part II, Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Annual Report. For a description of the control deficiencies identified by management as a result of our internal reviews, and management’s plan to remediate those deficiencies, see Part II, Item 9A, Controls and Procedures.

Previously filed Annual Reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods.

Business and Financial Overview

We are a technology solutions provider, focused on delivering three broad categories of technology infrastructure to enterprise customers.  Our solutions architectures consist of three broad categories of technology infrastructure: network infrastructure, unified communications and collaboration (“UC&C”) and data center.  Our value-added proposition is delivered in the form of combining our professional services with select manufacturer’s products to address our customers’ needs.  Our professional services include consulting, planning and design engineering, implementation engineering and system integration.  We provide technology infrastructure solutions for enterprise-class organizations such as corporations, healthcare organizations, educational institutions, and Federal, state and local governmental agencies.

The market for the technology infrastructure solutions we provide is characterized by rapidly evolving and competing technologies. We compete with larger and better financed entities. We currently have sixteen physical offices in sixteen markets, which are located in Texas, California, Connecticut, Idaho, Massachusetts, New Mexico, North Carolina, Oklahoma, Oregon, Utah, Washington and Washington DC. We market to mid-tier enterprise-class organizations headquartered in, or making purchasing decisions from markets that we serve with branch offices. We plan to continue to expand by establishing additional branch offices in other markets, either by opening new offices or through acquisition.

The normal sales cycle for corporate customers typically ranges from three to six months depending on the nature, scope and size of the project. Our experience with governmental and educational organizations indicates that the sales cycle for these projects is generally about six to twelve months or longer.

We derive revenue from sales of both products and services.  In 2010, 2009 and 2008, sales of products made up 87.2%, 81.1% and 82.0% of total revenue and services revenues made up 12.8%, 18.9% and 18.0% of total revenue, respectively.

Our gross profit margin on product sales is typically lower than our gross margin on service revenues. Our gross margin on product sales was 21.2%, 21.2% and 17.9% for 2010, 2009 and 2008, respectively, and our gross margin on service revenue was 21.1%, 25.7% and 29.0%, respectively, for those same periods. The market for the products we sell is competitive, and we compete with other resellers for our customers’ business.

The principal factors that determine gross margin on product sales include: (a) the mix of deal sizes as large transactions are more competitively bid and therefore have lower margins, (b) the mix of products and their life cycle status as new products and technologies have higher margins, and (c) the status of the customer relationship as newer client relationships may be more competitively bid.

Our annual and quarterly gross margins on product sales are materially affected by vendor incentives, most of which are Cisco incentive programs. The incentive programs sponsored by Cisco currently enable us to qualify for cash rebates or product pricing discounts. The most significant incentive is a Cisco incentive that is generally earned based on sales volumes of particular Cisco products and customer satisfaction levels. The amounts earned and costs incurred under these programs are a reduction to cost of goods sold but also increase our selling, general and administrative expenses related to additional sales commissions. We recognized vendor incentives of $18,169, $13,345 and $10,118 in 2010, 2009 and 2008, respectively.  Our product cost and resulting gross margin can vary significantly from quarter to quarter depending on vendor incentive criteria.

The principal factors that determine gross margin on service revenue include: (a) our ability to effectively manage utilization of our technical engineering resources, (b) the mix of different types of service engagements including the mix of fixed price and rate per hour arrangements, and (c) the amount of managed support and hosting services revenues we earned compared with the largely fixed costs to operate or support and hosting center operations.

Our selling, general and administrative expenses include both fixed and variable expenses.  The fixed expenses include facility costs, administrative personnel costs, and some outside professional fees.  The variable expenses are particularly in the form of commissions and travel related costs.  Certain other expenses can rise and fall based on other less predictable factors, including legal fees and bad debt expense, among others.

Our business has grown through acquisition and as a consequence we have, over the course of time, had a variety of goodwill and other intangible assets.  These assets are annually assessed for impairment and in 2010, 2009 and 2008 we incurred substantial impairment charges.  In addition, we routinely structure our business combinations to include a significant portion of contingent consideration.  Based on new accounting guidance effective after December 31, 2008, the estimated value of contingent consideration is recognized when the acquisition is consummated.  Subsequent changes based on actual results or more current estimates are reflected in the Statement of Operations.  Refer to Note 4 for additional information.

Due to our tax operating losses in 2005, 2006, 2007, and 2009 and the income tax benefit from the exercise of stock options, we had accumulated a net operating loss as of December 31, 2009 of approximately $3,510.  At December 31, 2010 all available loss carry-forwards have been utilized as the Company has generated positive taxable income.

Due to our substantial operating losses, at December 31, 2008 and 2009 we maintained a full valuation allowance against our net deferred tax assets.  At June 30, 2010, we released the valuation allowance based on our current expectation that our net deferred tax assets were now realizable.

Acquisitions

Marketware Inc.

On December 31, 2009, we purchased the operations and certain assets, and assumed specified liabilities of Marketware Inc. (“Marketware”).  Marketware, a Sacramento-based provider of Cisco IP-network-based physical security and networking solutions founded in 1982, generated revenue of approximately $5,400 for the 12 months ended December 31, 2009. The acquisition initially added ten employees as part of an expanded Northern California region.

Consideration paid at closing consisted of $350 in cash, of which $35 was initially retained by us under defined holdback provisions and was subsequently paid.  We incurred transaction costs of $21.  First year contingent consideration based on branch office operating income for the year ending December 31, 2010 was $0.  Second year contingent consideration for the year ending December 31, 2011, is a maximum of $1,313, of which up to 50% may be paid in the form of common stock, at our option.

AdvancedNetworX, Inc.

On July 17, 2009, we purchased the operations and certain assets, and assumed specified liabilities of AdvancedNetworX, Inc. (“ANX”).  ANX, a Raleigh, North Carolina-based network consulting organization founded in September 2007, generated revenue of approximately $1,700 for the 12 months ended June 30, 2009. The acquisition created a presence for INX in the Mid Atlantic region.

Consideration at closing totaled $665, consisting of: (a) $465 in cash, (b) $156 in assumed liabilities under customer contracts, (c) $34 in capital lease obligations assumed and (d) 2,000 shares of our common shares valued at $5.08 per share for a total of $10.  The shares were initially held in escrow under holdback provisions as defined in the acquisition agreement and were subsequently issued.  We incurred transaction costs of $16.

First year contingent consideration for the year ending July 31, 2010, based on branch office operating income was $0.  Second and third year contingent consideration based on branch office operating income for the years ending July 31, 2011 and 2012 is a maximum of $700 per year.  Up to 60% of such additional purchase price may be paid in the form of common stock, at our option.

NetTeks Technology Consultants, Inc.

On November 14, 2008, we purchased the operations and certain assets, and assumed specified liabilities of NetTeks Technology Consultants, Inc. (“NetTeks”). NetTeks is a Boston, Massachusetts-based network consulting organization with offices in downtown Boston and Glastonbury, Connecticut, with revenues for the twelve months ended September 30, 2008 of approximately $12,700.  The acquisition created a northeast presence for INX.

Consideration paid at closing consisted of $1,350 in cash and 30,770 shares of our common stock, of which 15,385 shares were held in escrow under holdback provisions as defined in the acquisition agreement.  Additional purchase price consideration of $1,500 was paid in cash to NetTeks for exceeding the New England region operating income contribution target for the six month period ending December 31, 2009.  Additional purchase price consideration of $1,700 was earned by NetTeks for exceeding the New England region operating income contribution target for the year ending December 31, 2010. The additional consideration was paid in April 2011, consisting of a cash payment of $850 and the issuance of 113,182 shares of the Company’s common stock with a value of $850.  There is no further contingent consideration.

VocalMash

On December 4, 2008, we purchased the operations of VocalMash, a business owned and operated by our Vice President of Sales. VocalMash is an application integration company that utilizes Web 2.0 technologies to integrate unified communications systems with other enterprise applications.

Consideration paid at closing consisted of 60,000 shares of our common stock valued at $4.89 per share for a total of $293.  The contingent consideration based on 2009 operating income was $0.

Access Flow, Inc.

On June 6, 2008, we purchased the operations and certain assets, and assumed specified liabilities of Access Flow, Inc. (“AF”). AF is a Sacramento, California-based consulting organization focused on delivering VMware-based data center virtualization solutions, with revenues for the twelve months ended March 31, 2008 of approximately $10,500.  The acquisition increased our northern California presence and enhanced our VMware expertise.

Consideration paid at closing consisted of $2,450 in cash and 262,692 shares of our common stock, of which 24,000 shares were placed in escrow under holdback provisions as defined in the acquisition agreement. During the quarter ended September 30, 2009, shares held in escrow were released to AF after a reduction of 3,359 shares representing $34 for costs reimbursable under the AF asset purchase agreement escrow provisions.  The 3,359 shares returned from escrow were retired.  Upon the release of the remaining shares in escrow to AF, 1,032 shares in common stock representing $14 were issued to the broker of the transaction. The two shareholders of AF entered into five-year non-compete agreements at closing, which provide for payments to each in the aggregate amount of $50 in equal monthly installments of approximately $8 each per month over the six month period subsequent to closing.

Additional purchase price consideration valued at $497 and $377 was earned by AF for the achievement of certain customer billing milestones during the twelve-month periods ending June 30, 2010 and 2009, respectively.  The 2010 consideration consisted of a cash payment of $248 and the issuance of 50,525 shares of our common stock with a value of $249.  In addition, cash of $25 was paid to the broker of the transaction.

The 2009 consideration consisted of a cash payment of $182 and issuance of 29,435 shares of our common stock with a value of $195.  In addition, cash of $9 and 1,472 shares valued at $10 were paid to the broker of the transaction.

Results of Operations, Annual

Period Comparisons.  The following table sets forth, for the periods indicated, certain financial data derived from our consolidated statements of operations. Percentages shown in the table below are percentages of total revenue, except for the product and service components of cost of goods sold and gross profit, which are percentages of product and service revenue, respectively.   As previously noted, the financial results for 2008 have been restated.  See Note 2 to the consolidated financial statements in Part II, Item 8.  The 2008 financial results, as previously reported, are provide for informational purposes.

	Year Ended December 31,
	2010		2009		2008 (As Restated)		2008 (As Previously Reported)
	Amount	%	Amount	%	Amount	%	Amount	%
Revenue:
Products	$271,942	87.2	$184,004	81.1	$210,137	82.0	$213,125	82.2
Services	40,035	12.8	42,943	18.9	46,183	18.0	46,032	17.8
Total revenue	311,977	100.0	226,947	100.0	256,320	100.0	259,157	100.0
Gross profit:
Products	57,537	21.2	39,091	21.2	37,594	17.9	37,881	17.8
Services	8,448	21.1	11,050	25.7	13,409	29.0	13,250	28.8
Total gross profit	65,985	21.2	50,141	22.1	51,003	19.9	51,131	19.7
Selling, general and administrative expenses	63,341	20.4	51,811	22.8	48,740	19.0	48,784	18.8
Goodwill impairment charge	2,560	0.8	2,380	1.0	9,265	3.6	9,396	3.6
Other long-lived assets impairment charge	—	—	—	—	3,806	1.5	3,675	1.4
Adjustment of estimated contingent purchase consideration	(1,278)	(0.4)	109	—	—	—	—	—
Operating income (loss)	1,362	0.4	(4,159)	(1.8)	(10,808)	(4.2)	(10,724)	(4.1)
Interest and other (income) expense, net	(78)	—	(209)	(0.1)	16	—	16	—
Income tax (benefit) expense	(3,913)	(1.3)	345	0.2	1,961	0.8	2,011	0.8
Net income (loss) from continuing operations	5,353	1.7	(4,295)	(1.9)	(12,785)	(5.0)	(12,751)	(4.9)
(Loss) income from discontinued operations, net of taxes	—	—	(90)	—	37	—	37	—
Net income (loss)	$5,353	1.7	$(4,385)	(1.9)	$(12,748)	(5.0)	$(12,714)	(4.9)

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Total Revenue.  Total revenue increased by $85,030, or 37.5%, to $311,977 from $226,947. Products revenue increased by $87,938 or 47.8%, to $271,942 from $184,004. The increase in products revenue is primarily due to a substantial increase in revenues in the Gulf Coast Region ($31,532), Northwest Region ($16,306), Southern California Region ($10,444), Northern Texas ($8,590), and New England Region ($7,614) as a result of the improving economy and the elimination of the 2009 manufacturing backlog at Cisco.  Services revenue decreased by $2,908 or 6.8% to $40,035 from $42,943. The decrease in services revenue is primarily due to lower revenue in our Federal Division ($6,628) related to a large subcontract, partially offset by increases in other regions, the largest increase of which was in the Northwest Region ($2,334).

Gross Profit.  Total gross profit increased by $15,844, or 31.6%, to $65,985 from $50,141. Total gross profit as a percentage of sales decreased to 21.2% from 22.1%. Gross profit on product sales increased $18,446, or 47.2%, to $57,537 from $39,091 as a result of increased sales and, as a percentage of product sales, was unchanged at 21.2%.  Gross profit on services revenue decreased $2,602 or 23.5% to $8,448 from $11,050 as a result of the lower Federal Division sales, and gross profit as a percent of services revenue decreased to 21.1% from 25.7% reflecting lower utilization.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $11,530, or 22.3% to $63,341 from $51,811. As a percentage of total revenue, these expenses decreased to 20.4% from 22.8% largely due to the large overall sales increase. The increase in the amount of selling, general and administrative expenses reflected restatement costs ($4,129), higher sales commissions consistent with increased sales ($3,632), and higher personnel costs due to increased headcount and improved operating results ($3,568).

Goodwill and Other Long-Lived Assets Impairment Charges.  The total impairment charge was $2,560 in 2010 compared to $2,380 in 2009. We performed our annual goodwill impairment tests during the fourth quarter of 2010 and 2009.  In 2010, we determined that goodwill in the New England and Federal reporting units was impaired, primarily related to the additional goodwill incurred for 2010 earnouts payable on the NetTeks and AF acquisitions.  During the first two quarters of 2010, the Northern California reporting unit generated substantial operating losses compared to the operating income forecast in connection with the 2009 annual goodwill impairment test.  This triggered the requirement to perform an interim impairment test of both goodwill and long lived assets, resulting in the goodwill impairment charge recorded in the second quarter of 2010.  In 2009, we determined that the goodwill of our New England, North Carolina, Federal, and VocalMash reporting units was impaired as result of the ongoing depressed operating results in the aftermath of the global financial crisis.

Adjustment of Estimated Contingent Purchase Consideration. The adjustment of estimated contingent purchase consideration was a reduction of expense of $1,278 in 2010 compared to expense of $109 in 2009. These adjustments were the result of the requirement beginning with acquisitions entered into after December 31, 2008 to measure and recognize contingent consideration at the time of the acquisition as part of the purchase price.  The estimated contingent consideration is remeasured to fair value at each subsequent reporting date until settled.

Operating Income (Loss).  Operating income increased $5,521 to income of $1,362 from a loss of $4,159, primarily due to substantially increased sales in 2010 compared to 2009, partially offset by restatement costs of $4,129.

Interest and Other (Income) Expense, net.  Interest and other (income) expense, net, decreased $131 to $78 income from $209 income primarily due to the lower interest rates earned on invested available cash.

Income Tax (Benefit) Expense.  Income tax (benefit) expense increased by $4,258 to a benefit of $3,913 from expense of $345.  In 2009 we maintained a full valuation allowance against our net deferred tax assets.  In 2010 we released the $5,492 valuation allowance as income tax benefit based on our current expectation that our net deferred tax assets were now realizable.

Loss from Discontinued Operations, net of tax.  The loss from discontinued operations decreased by $90 due to lower legal costs on claims indemnified related to the Stratasoft operations sold in 2006.

Net Income (Loss).  Net income increased $9,738 to net income of $5,353 from a net loss of $4,385 due to the substantial increase in sales in 2010 compared to 2009 and the 2010 income tax benefit of $3,913, partially offset by restatement costs of $4,129.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Total Revenue.  Total revenue decreased by $29,373, or 11.5%, to $226,947 from $256,320. Products revenue decreased by $26,133 or 12.4%, to $184,004 from $210,137. The decrease in products revenue reflects lower revenues in the Gulf Coast Region ($13,686), Northwest Region ($9,566), New England Region ($9,483) and several other regions, partially offset by higher sales in Northern Texas ($8,466) and Central Texas Region ($4,661), primarily due to depressed 2009 sales in the aftermath of the global financial crisis and a manufacturing backlog at Cisco which was not fully resolved until the middle of 2010.  Services revenue decreased by $3,240 or 7.0% to $42,943 from $46,183. The decrease in services revenue is largely due to lower revenues in our Federal Division ($4,416) and Gulf Coast Region ($3,858), partially offset by increases in the New England Region ($3,125) resulting from the NetTeks acquisition and Central Texas Region ($2,309).

Gross Profit.  Total gross profit decreased by $862, or 1.7%, to $50,141 from $51,003. Overall gross profit as a percentage of sales increased to 22.1% from 19.9%. Gross profit on product sales increased $1,497, or 4.0%, to $39,091 from $37,594 and, as a percentage of product sales, increased to 21.2% from 17.9% due to higher vendor rebates. Gross profit on services revenue decreased $2,359 or 17.6% to $11,050 from $13,409 as a result of lower sales and gross profit as a percent of services revenue decreased to 25.7% from 29.0% primarily due to the proportionately greater decrease in sales compared to the level of decrease in costs.  Service costs which include engineer salaries are less variable than product costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $3,071, or 6.3% to $51,811 from $48,740.  As a percentage of total revenue, these expenses increased to 22.8% from 19.0%. Higher selling, general and administrative expenses as a percentage of sales was due to increased headcount and higher depreciation and amortization costs resulting from a full year of expenses from the AF, NetTeks, and VocalMash acquisitions.

Goodwill and Other Long-Lived Assets Impairment Charges.  The total impairment charges for goodwill and other long-lived assets was $2,380 in 2009 compared to $13,071 in 2008. We performed our annual goodwill impairment test during the fourth quarter of 2009 and 2008.  In 2009, we determined that the goodwill of our New England, North Carolina, Federal, and VocalMash reporting units was impaired as result of the continued depressed operating results in the aftermath of the global financial crisis.  In connection with this triggering event, we tested the recoverability of the long-lived assets for each reporting unit that failed step 1 of the goodwill impairment test and concluded their carrying values did not exceed fair value.  In 2008, we performed our annual goodwill impairment test and concluded that the goodwill of our New England, Northern California, Southwest, Northwest and Southern California reporting units were impaired and recognized an impairment charge of $9,265.  In connection with this triggering event, we tested the recoverability of the long-lived assets for each reporting unit that failed step 1 of the goodwill impairment test and concluded the carrying values of intangible assets and property and equipment from the New England and Northern California reporting units were no longer recoverable. Consequently, during the fourth quarter of 2008, we incurred an impairment charge of $3,806 to reduce the intangible assets and property and equipment down to their estimated fair values.

Adjustment of Estimated Contingent Purchase Consideration. The total adjustment of estimated contingent purchase consideration was expense of $109 in 2009 and $0 in 2008. This adjustment resulted from the re-measurement of contingent consideration as first estimated and recognized at the time of acquisition, as required for acquisitions entered into after December 31, 2008.  The estimated contingent consideration is remeasured to fair value at each subsequent reporting date until settled with the seller with changes in fair value recognized in the results of operations.

Operating Loss.  Operating loss decreased $6,649 to a loss of $4,159 in 2009 from a loss of $10,808, primarily due to the decrease in impairment charges partially offset by higher selling, general and administrative expenses.

Interest and Other (Income) Expense, net.  Interest and other (income) expense, net, changed by $225 to income of $209 from expense of $16 substantially due to the elimination of borrowings under our senior credit facility in June 2008.

Income Tax Expense.  Income tax expense decreased by $1,616 to $345 from $1,961. The 2009 income tax expense primarily represents state margin tax.  The 2008 income tax expense resulted primarily from the recording of the valuation allowance against deferred tax assets which was necessary due to the 2008 operating loss.

 (Loss) Income from Discontinued Operations, net of tax.  The loss from discontinued operations increased by $127 due to 2009 legal costs of $90, net of tax, on claims indemnified related to the Stratasoft operations sold in 2006 compared to the gain on sale of Valerent of $37, net of tax, recognized in 2008.

Net Loss.  Net loss decreased by $8,363 to a net loss of $4,385 from a net loss of $12,748, primarily due to the lower 2009 impairment charge and income tax expense, partially offset by higher 2009 selling, general and administrative expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are collections on accounts receivable and borrowings on our credit facility with Castle Pines Capital (the “Credit Facility”), as well as historically raised capital from the sale of equity, all of which we believe are sufficient to meet our short-term and long-term liquidity requirements. We use the Credit Facility to finance the majority of our purchases of inventory, and to provide working capital when our cash flow from operations is insufficient.  In 2008, we eliminated borrowings under the interest-bearing portion of our Credit Facility. Our working capital increased to $20,329 at December 31, 2010 from $13,010 at December 31, 2009 and $14,053 at December 31, 2008 as a result of improved operating results.

In June, 2008, we sold 900,000 shares of common stock through a registered direct offering to certain institutional investors at a price of $11.00 per share. The net cash proceeds, after deducting the placement agent’s fee and other offering expenses of $1,149, were approximately $8,751. The net cash proceeds were partially used to repay the $6,000 outstanding balance under the Acquisition Facility, with the remainder to be used for general corporate purposes including possible future acquisitions.  Due to the delays in our filings of SEC annual and quarterly reports due in 2010 and 2009, the shelf registration statement filed in 2008 on Form S-3 for primary offerings of securities is no longer available.

Accounts Receivable.  The timing of our collection of accounts receivable is a significant influence on our cash flow from operations. We typically sell our products and services on short-term credit terms. We minimize our credit risk by performing credit checks, obtaining letters of credit in certain instances, and conducting our own collection efforts. Our accounts receivable, net of allowance for doubtful accounts, were $64,493, $52,269 and $51,694 at December 31, 2010, 2009 and 2008, respectively. The increase in accounts receivable was attributable to significantly higher sales in 2010 compared to 2009 and 2008.

Accounts Payable and Floor Plan Financing.  We rely on our Credit Facility to finance a substantial portion of our inventory purchases under terms ranging from 30 to 60 days. Credit Facility balances within terms, as defined, are non-interest bearing and classified as accounts payable floor plan in our balance sheet. Credit Facility balances outstanding in excess of terms are interest bearing and classified as notes payable in our balance sheet, of which there was no balance outstanding at December 31, 2010, 2009 or 2008.  The total of accounts payable and accounts payable floor plan were $50,552, $50,243 and $45,172 at December 31, 2010, 2009 and 2008, respectively. The 2010 increase was attributable to significantly increased purchases directly related to increased 2010 sales and the 2009 increase was primarily due to product received in 2009 that was shipped to the customer in the first quarter of 2010.

Credit Facility. On December 16, 2009, we amended our senior Credit Facility agreement (“Agreement”) with Castle Pines Capital LLC (“CPC”) which provides inventory financing and working capital funding.  The Agreement provides a discretionary line of credit up to a maximum aggregate amount of $70,000 to purchase inventory from CPC approved vendors.  The Credit Facility is collateralized by substantially all of our assets and is for a one year period with automatic one year renewals, except as otherwise provided.  The Agreement contains quarterly financial covenants concerning our current ratio, tangible net worth, and total liabilities to tangible net worth.  The Agreement also contains other customary covenants.  Termination date of the senior credit facility was extended to December 31, 2011, subject to automatic annual renewal as defined in the Amendment.  We expect the Agreement to be extended under substantially similar terms.

The Agreement provides a working capital revolving line of credit under the above line of credit with an aggregate outstanding sublimit of $10,000 with interest payable monthly at the rate of prime plus 0.5%.  The Agreement also provides an additional $10,000 credit facility specifically for acquisitions with interest payable at the rate of prime plus 2% and an acquisition commitment fee of 7/8 of 1% of advance amounts.

As of December 31, 2010, we were in compliance with the financial covenants contained in the Credit Facility, and we anticipate that we will be able to comply with these covenants during the next twelve months. In May 2011, CPC waived our events of default under the Agreement loan covenants regarding timely provision of GAAP financial statements.  In the future, if we violate any of the loan covenants, we would be required to seek waivers from CPC for those non-compliance events. If CPC refused to provide waivers, the amount due under the Credit Facility could be accelerated and we could be required to seek other sources of financing.

To the extent we were unable to maintain our relationship with CPC on the same general terms and conditions as described above, we would endeavor to execute a similar relationship with another Cisco based floor plan financier.

See Part II, Item 8, Note 6, Accounts Payable Floor Plan, for additional details regarding the Credit Facility.

Cash Flows.  Our cash decreased by $1,158, increased by $2,310, and increased by $1,597 in 2010, 2009 and 2008, respectively.

Operating Activities.  Operating activities provided $4,555 in 2010 as compared to using $578 in 2009 and using $1,187 in 2008. Adjustments for non-cash-related items in 2010 used $73 and primarily include the $5,492 release of the valuation allowance on deferred income taxes partially offset by $2,560 from impairment charges, $2,847 from depreciation and amortization and $2,224 from share-based compensation.  Changes in asset and liability accounts used $725, with accounts receivable using $12,681 due to increased sales, primarily offset by funds provided by inventory ($4,288), accounts payable ($3,741), and other assets and liabilities ($2,575).  Adjustments for non-cash-related items in 2009 of $8,068 primarily include $2,380 from impairment charges, $3,119 from depreciation and amortization and $2,093 from share-based compensation.  Changes in asset and liability accounts used $4,261, of which inventory represented $3,908 due to product received in the fourth quarter of 2009 for delivery to a customer in the first quarter of 2010.  Adjustments for non-cash-related items in 2008 of $17,438 included $13,071 of impairment charges, $2,667 from depreciation and amortization and $1,731 from share-based compensation, partially offset by excess tax benefits from stock option exercises of $1,085. Changes in asset and liability accounts used $5,877, of which the most significant use was accounts receivable which used $7,390 due to increased sales.

Investing Activities.  Investing activities used $3,340 in 2010 compared to using $2,020 in 2009 and $6,321 in 2008. Investing activities related to cash paid for acquisitions were $1,773 in 2010, $1,110 in 2009, and $4,062 in 2008. Our investing activities related to capital expenditures in all three years were primarily related to purchases of computer equipment and software, and to a lesser degree, leasehold improvements.

Financing Activities.  Financing activities used $2,373 in 2010 compared to providing $4,908 in 2009 and providing $9,105 in 2008.  Financing activities in 2010 and 2009 primarily consisted of net payments ($3,432) and net borrowings ($4,559) under the non-interest bearing floor plan financing facility, respectively.   Financing activities in 2008 primarily include common stock issued through a registered direct offering ($8,751), the proceeds of which were partially used to repay the 2007 borrowings for the Select, Inc. acquisition ($6,000).   Net borrowings under the floor plan financing provided cash of $7,530 in 2008.

Critical Accounting Policies

Revenue Recognition

Our products revenue consists of hardware and software purchased from other parties and resold to a customer.  Products revenue also includes revenue from hardware maintenance contracts, hardware installation, support and training services that are provided solely by third parties who are the primary obligor of these services under the customer contract.

Our services revenue consists of professional services and managed services.  Professional services include the planning, design, and implementation of the products and solutions that we provide.  Managed services include remote monitoring and management of enterprise organizations’ network infrastructure, data center, wireless network and security technology, and remote disaster recovery hosting.  Services revenue also includes hardware maintenance contracts for which we are the primary obligor.

We recognize revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. The majority of our sales relate to physical products that are recognized when title and risk of loss to the products sold passes to the customer. Based on our standard shipping terms, title generally passes upon shipment of the product either by a vendor directly to the customer or by us to the customer.  If the customer’s contract states the title passes upon receipt by the customer, revenue is not recognized until we receive confirmation of delivery.  Products revenue from services provided to customers by third parties are recorded on a net basis and recognized as revenue upon contracting with the third party service provider.

We resell certain third party software which does not require significant production, modification or customization.  Such software is recognized when persuasive evidence of a sale arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

Revenue for fixed and flat fee services contracts related to customized network and IP telephony solutions are generally recognized under a proportional performance model utilizing an input based approach (labor hours). Other service revenue is earned from providing stand-alone services such as billings for engineering and technician time, installation and programming services, which are provided on an hourly basis. Other service revenues are recognized when the service is performed and when collection is reasonably assured.

Managed services revenue includes remote monitoring and management of enterprise organizations’ network infrastructure, data center, wireless network and security technology, remote disaster recovery hosting, and hardware maintenance contracts for which we are the primary obligor.  Contracts under this revenue category are recognized ratably over the term of the underlying customer contract. Commission costs and third party support contracts paid in advance are deferred and recognized ratably over the term of the underlying customer contract.

When an arrangement contains multiple deliverables, such as more than one product item or a combination of products and one or more types of services, we determine whether the delivered items can be considered separate units of accounting as prescribed under multiple-element arrangement accounting guidance. Such guidance states that delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in our control. Contracts entered into with customers, whether containing only product, only services, or a combination of products and services, are considered a single arrangement as are multiple contracts which were entered into separately but which were negotiated as a package.

If objective and reliable evidence exists for the fair value of all items in a multiple element arrangement, we recognize revenue based on the relative fair value of the separate elements. When there is objective and reliable evidence for the fair values of undelivered items but no such evidence exists for the items already delivered, the amount of revenue allocated to the delivered items is computed using the residual method.  We have vendor-specific objective evidence (“VSOE”) of fair value for our product and professional service deliverables and we do not have VSOE of fair value for our managed services deliverables.  Because we do not have the ability to establish the fair value of our managed services deliverables, multiple element arrangements that contain managed services are recognized ratably over the initial term of the managed services contract that is part of the arrangement because our managed services are always the last element to be delivered in the arrangement.  The costs of products and services and commission costs directly related to multiple element arrangements containing managed services are deferred and recognized ratably over the initial term of the managed services contract.

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. If a customer contract contains unusual technical objective performance criteria to be met prior to customer acceptance that we cannot be certain of achieving, then revenue recognition is deferred until acceptance is obtained. Determination that the fee is fixed or determinable is based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Accruals for estimated sales returns and other allowances and deferrals are recorded as a reduction of revenue at the time of revenue recognition. These provisions are based on contract terms and prior claims experience and involve significant estimates. If these estimates are significantly different from actual results, our revenue could be impacted.

Credit and collections policy is the basis for the determination of the collectability of amounts due from our customers, which requires us to use estimates and exercise judgment. We routinely monitor our customer’s payment history and current credit worthiness to determine that collectability is reasonably assured and then, in some instances, require letters of credit in support of contracted amounts.  This requires us to make frequent judgments and estimates in order to determine the appropriate period to recognize a sale to a customer and the amount of valuation allowances required for doubtful accounts. We record provisions for doubtful accounts when it becomes evident that the customer will not be able to make the required payments either at contractual due dates or in the future. Changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provision for doubtful accounts that may be required.

Vendor Incentive Recognition

We participate in vendor incentive programs, including a significant vendor incentive program with our primary vendor, Cisco. These incentives are generally earned based on sales volume and customer satisfaction levels. The amounts earned under these programs are accrued when they are deemed probable and can be reasonably measured; otherwise, they are recorded when they are declared by the vendor or the cash is received, whichever is earlier. We estimate vendor incentives based on total sales volume, sales of particular products or product classes, and anticipated customer satisfaction results.  As a result of these estimates, the amount of rebates declared by the vendor, or the amount of rebates received in cash, the effect of vendor incentives on cost of goods can vary significantly between quarterly and annual reporting periods. Failure to achieve the requirements set by the vendor to earn a particular incentive could result in us not receiving a vendor incentive and result in lower gross margin on our product sales revenue. The incentives are recorded as a reduction of cost of goods.

Share-Based Compensation Expense

We account for share-based compensation in accordance with Accounting Standards Codification Section 718 (“ASC 718”), including  the use of the “simplified method” as provided under SEC Staff Accounting Bulletin No. 110 (“SAB 110”), which requires the measurement and recognition of compensation expense based on estimated fair values for share-based payment awards.

We use the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the 2010, 2009 and 2008 periods were calculated using the following estimated weighted average assumptions:

	2010	2009	2008
Expected volatility	65%	75%	61%
Expected term (in years)	6.1	6.9	6.5
Risk-free interest rate	1.8%	3.0%	2.8%
Expected dividend yield	0%	0%	0%

Expected volatility is based on historical volatility over the period our current operations represented our primary line of business. We use the simplified method outlined in SAB 110 to estimate expected lives for options granted during the period. The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term. We have not historically issued any dividends and do not expect to in the future.

We use the straight-line attribution method to recognize expense for unvested options. The amount of share-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will re-evaluate the forfeiture rate annually and adjust it as necessary, and the adjustments could be material.

Goodwill

We test our recorded goodwill annually for impairment as of the end of our fiscal year as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with Accounting Standards Codification Section 350 (“ASC 350”). Circumstances that could trigger an interim impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; or results of testing for recoverability of a significant asset group within a reporting unit.

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

ASC 350 requires the testing of goodwill for impairment be performed at a level referred to as a reporting unit. We currently have eleven reporting units based primarily on our geographical regions, all of which have goodwill assigned.  Goodwill is assigned based on (1) goodwill incurred in the purchase of the reporting unit, (2) goodwill allocated to reporting units existing at the time of an acquisition and directly benefiting from the business combination, and (3) goodwill allocated to reporting units based upon the relative amount of contingent consideration generated by a reporting unit’s customer billings attributable to criteria specified in the purchase agreement provisions.  After reductions for impairment charges in 2010, 2009, and 2008, nine reporting units have goodwill carrying value which will be subject to future impairment tests.

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

The income approach is based on a discounted cash flow analysis (“DCF”) and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on our most recent budget and for years beyond the budget, the estimates are based on assumed growth rates. We believe the assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital of a market participant relative to each respective reporting unit.  Such estimates are derived from our analysis of peer companies and considered the industry weighted average return on debt and equity from a market participant perspective for its reporting units.

Specific assumptions used were as follows:

	December 31, 2010	December 31, 2009	December 31, 2008
Discount rate methodology used	Weighted-Average Cost of Capital	Weighted-Average Cost of Capital	Weighted-Average Cost of Capital
Discount rate range by reporting units	19.3 – 27.3%	30.9 – 36.0%	28.4 - 28.7%
Five year compound annual revenue growth rate	4.1 – 28.8%	7.2 – 68.0%	(9.9) - 32.7%
Terminal year stable growth rate	3.7%	3.7%	3.5 – 4.0%

The market approach considers comparable market data based on multiples of revenue, gross profit, and earnings before taxes, depreciation and amortization (“EBITDA”), and net income. We believe the assumptions used to determine the fair value of our respective reporting units are reasonable. If different assumptions were used, particularly with respect to forecasted cash flows, WACCs, or market multiples, different estimates of fair value may result and there could be the potential that an impairment charge could result. Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows. The valuation multiples calculated were as follows, where EV represents enterprise value (market capitalization plus interest bearing debt less cash and equivalents) and MVIC represents the market value of invested capital (market capitalization plus interest bearing debt):

	December 31, 2010	December 31, 2009	December 31, 2008
EV/Revenues	0.058x – 0.241x	—	—
MVIC/Revenues		0.10x – 0.35x	0.17x
MVIC/Gross profit	—	—	0.83x
MVIC/EBITDA	—	—	4.75x
Market cap/Net income	—	—	10.23x

As of December 31, 2010, the Northwest, Southern California, Gulf Coast, North Texas, and North Carolina reporting units with goodwill totaling $5,034, had estimated fair values exceeding their carrying values by a minimum of 61%. The Southwest and Central Texas reporting units with goodwill totaling $4,475 had estimated fair values exceeding their carrying values by 19% to 30%.  The Northern California and New England reporting units with goodwill totaling $4,023 had estimated fair values which approximated their carrying values as a result of the impairment charge recorded at December 31, 2010, 2009 and 2008.  During 2009 the National reporting unit was merged into the Gulf Coast reporting unit and the NetTeks reporting unit was merged into the New England reporting unit.

With the exception of potential regional economic differences, the fair value of our reporting units is primarily affected by the forecasted demand and spending on technology products in our principal markets which are:  network infrastructure, unified communications and data center products and services.  Some of the inherent assumptions and estimates used in determining the estimated fair value of these reporting units are outside the control of management, including interest rates, cost of capital, and tax rates.  It is possible that changes in circumstances, existing at the measurement date or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of our goodwill, may result in an impairment charge of a portion or all of the goodwill amounts previously noted.  If we record an impairment charge, our financial position and results of operations could be adversely affected.

For illustrative purposes, had the December 31, 2010 fair values of each reporting unit been lower by 10%, there would have been a $699 increase in the goodwill impairment charge recorded. Our goodwill balance was $13,532, $13,870 and $12,882 as of December 31, 2010, 2009 and 2008, respectively.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  This method also requires the recognition of future tax benefits for net operating loss (“NOL”) carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.  A valuation allowance is provided against deferred tax assets to the extent their realization is not more likely than not.  The tax provision allocated to discontinued operations is based on the incremental tax effect after computing the tax provision on continuing operations. Uncertain tax positions and the related interest and penalties are provided for based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) clarified required disclosures regarding pro forma revenue and earnings in a business combination.  If comparative financial statements of an acquired business are presented, the revenue and earnings of the combined entity should be presented as though the business combination had occurred at the beginning of the prior reporting period only.  In addition, the supplemental disclosures should include a description of the amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings.  The clarification is required to be applied to any business combination that closes after 2010 and early adoption is permitted.  We will adopt the requirement for any business combination that closes after December 31, 2010.

In December 2010, the FASB clarified certain aspects of “carrying value” in applying step 1 of the goodwill impairment test to a reporting unit.  The revised guidance does not prescribe a specific method of calculating the carrying value of a reporting unit, but it does require reporting units with negative or zero carrying value to be assessed for impairment using qualitative factors.  If the qualitative factors indicate that it is more likely than not that impairment of goodwill exists, then step 2 of the goodwill impairment test must be performed.  The new requirement is effective for years beginning after December 15, 2010 and early adoption is not permitted.  Companies affected by this new standard are required to record a cumulative effect adjustment to beginning retained earnings in the period of adoption.  The new standard is not expected to have a material effect because none of our reporting units with goodwill balances at December 31, 2010, have a negative or zero carrying value.

In July 2010, the FASB adopted enhanced disclosure requirements regarding financing receivables and allowance for credit losses, excluding short-term trade receivables or receivables measured at fair value or lower of cost or fair value.  The enhanced disclosure requirements include information about the nature and credit risk inherent in the entity’s financing receivables, our methods of analyzing and assessing credit risk in determining the allowance for credit losses and the changes and reasons for changes in the allowance for credit losses.  The enhanced disclosure requirements are required to be adopted in our financial statements for the year ended December 31, 2010.  Our financing receivables are currently short-term trade receivables which are excluded from such disclosures.   The additional disclosure requirements will not have an impact on our results of operations or financial position.

In January 2010, the FASB enhanced existing requirements and added new requirements for disclosures of fair value measurements.  Previous guidance required companies to disclose information about how management determined fair value for those assets and liabilities measured at fair value by categorizing such assets and liabilities in one of three categories: Level 1, Level 2 or Level 3.  The new requirements enhance and amend these disclosures.  Some of the new  disclosures were required to be adopted,  and were adopted in the first quarter ended March 31, 2010, with the remaining disclosures  required to be adopted in the first quarter ended March 31, 2011.  The additional disclosure requirements will not have an impact on our results of operations or financial position.

In October 2009, the FASB issued “Multiple-Deliverable Revenue Arrangements”, amending guidance to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation.  Expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance are required. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. We will adopt this guidance prospectively on January 1, 2011 and are currently evaluating the financial statement impact, although we do not expect the implementation of this standard to have a material impact on our results of operations or financial position.

In October 2009, the FASB issued “Certain Revenue Arrangements That Include Software Elements”, amending guidance to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Entities that sell joint hardware and software products that meet this scope exception will be required to follow this guidance, effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. We will adopt this guidance prospectively on January 1, 2011 and are currently evaluating the financial statement impact, although we do not expect the implementation of this standard to have a material impact on our results of operations or financial position.

 Restated Quarterly Financial Information

Presented below are the Restated Condensed Consolidated Statements of Operations for the three months ended March 31, 2008, the six months ended June 30, 2008, and the nine months ended September 30, 2008.  Also, presented below are the Restated Condensed Consolidated Balance Sheets for the seven quarterly periods ended September 30, 2009.  The restatement adjustments are described in detail in Note 2 to the Consolidated Financial Statements in Part II, Item 8.  In addition, the “00-21 Adjustments” column includes the correction of a “Selling, general and administrative expenses” error not directly related to the revenue accounting errors.  This expense correction is an increase to selling, general and administrative expenses of $69 and $186 for the three months ended March 31, 2008, and the six months ended June 30, 2008, respectively, and is a reduction to expense of $186 for the nine months ended September 30, 2008, when the error was previously corrected on a cumulative basis.  We do not consider this error and the subsequent correction as presented here to be material to our results of operations and financial position for the periods involved.

The reconciliation of the restated quarterly financial data for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 to amounts previously reported is provided in the Form 10-Q for each of the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, which are filed contemporaneously with this Annual Report on Form 10-K.

Restated Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2008

	As Previously	00-21	Shipping	Net	As
	Reported	Adjustments	Terms	Presentation	Restated
Revenue:
Products	$50,491	$115	$(500)	$(673)	$49,433
Services	9,152	(88)	—	—	9,064
Total revenue	59,643	27	(500)	(673)	58,497
Cost of Sales:
Products	41,284	63	(510)	(673)	40,164
Services	6,212	(22)	35	—	6,225
Total cost of products and services	47,496	41	(475)	(673)	46,389
Gross profit	12,147	(14)	(25)	—	12,108
Selling, general and administrative expenses	10,384	55	(16)	—	10,423
Operating income (loss)	1,763	(69)	(9)	—	1,685
Other income (expense), net	(73)	—	—	—	(73)
Income (loss) before income taxes	1,690	(69)	(9)	—	1,612
Income tax expense (benefit)	683	(27)	(3)	—	653
Net income (loss) from continuing operations	1,007	(42)	(6)	—	959
Income from discontinued operations, net of taxes	4	—	—		4
Net income (loss)	$1,011	$(42)	$(6)	$-	$963

Basic net income per share:
Net income from continuing operations	$0.13				$0.13
Income from discontinued operations, net of taxes	—				—
Net income - basic	$0.13				$0.13
Diluted net income per share:
Net income from continuing operations	$0.12				$0.12
Income from discontinued operations, net of taxes	—				—
Net income - diluted	$0.12				$0.12

Weighted average shares - basic	7,550,904				7,550,904
Weighted average shares - diluted	8,242,191				8,242,191

Restated Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2008

	As Previously	00-21	Shipping	Net	As
	Reported	Adjustments	Terms	Presentation	Restated
Revenue:
Products	$101,921	$167	$(388)	$(1,052)	$100,648
Services	21,713	95	—	—	21,808
Total revenue	123,634	262	(388)	(1,052)	122,456
Cost of Sales:
Products	82,948	160	(383)	(1,052)	81,673
Services	14,787	(25)	12	—	14,774
Total cost of products and services	97,735	135	(371)	(1,052)	96,447
Gross profit	25,899	127	(17)	—	26,009
Selling, general and administrative expenses	22,255	204	(24)	—	22,435
Operating income (loss)	3,644	(77)	7	—	3,574
Other income (expense), net	(171)	—	—	—	(171)
Income (loss) before income taxes	3,473	(77)	7	—	3,403
Income tax expense (benefit)	1,363	(35)	13	—	1,341
Net income (loss) from continuing operations	2,110	(42)	(6)	—	2,062
Income from discontinued operations, net of taxes	14	—	—	—	14
Net income (loss)	$2,124	$(42)	$(6)	$-	$2,076

Basic net income per share:
Net income from continuing operations	$0.28				$0.27
Income from discontinued operations, net of taxes	—				—
Net income - basic	$0.28				$0.27
Diluted net income per share:
Net income from continuing operations	$0.26				$0.25
Income from discontinued operations, net of taxes	—				—
Net income - diluted	$0.26				$0.25

Weighted average shares – basic	7,565,104				7,565,104
Weighted average shares – diluted	8,199,449				8,199,449

Restated Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2008

	As Previously	00-21	Shipping	Net	As
	Reported	Adjustments	Terms	Presentation	Restated
Revenue:
Products	$161,497	$149	$158	$(1,805)	$159,999
Services	34,079	88	—	—	34,167
Total revenue	195,576	237	158	(1,805)	194,166
Cost of Sales:
Products	132,457	160	74	(1,805)	130,886
Services	23,894	(25)	12	—	23,881
Total cost of products and services	156,351	135	86	(1,805)	154,767
Gross profit	39,225	102	72	—	39,399
Selling, general and administrative expenses	34,850	(3)	1	—	34,848
Operating income (loss)	4,375	105	71	—	4,551
Other income (expense), net	(65)	—	—	—	(65)
Income (loss) before income taxes	4,310	105	71	—	4,486
Income tax expense (benefit)	1,829	11	28	—	1,868
Net income (loss) from continuing operations	2,481	94	43	—	2,618
Income from discontinued operations, net of taxes	23	—	—	—	23
Net income (loss)	$2,504	$94	$43	$—	$2,641

Basic net income per share:
Net income from continuing operations	$0.31				$0.33
Income from discontinued operations, net of taxes	—				—
Net income - basic	$0.31				$0.33
Diluted net income per share:
Net income from continuing operations	$0.29				$0.31
Income from discontinued operations, net of taxes	—				—
Net income - diluted	$0.29				$0.31

Weighted average shares - basic	7,958,966				7,958,966
Weighted average shares - diluted	8,579,268				8,579,268

Results of Operations, Year to Date Quarterly

As restated, three Months Ended March 31, 2009 Compared to as restated March 31, 2008
	2009		2008
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Revenue:
Products	$44,566	$43,332	$50,491	$49,433
Services	12,767	12,605	9,152	9,064
Total revenue	57,333	55,937	59,643	58,497
Cost of products and services:
Products	36,122	35,258	41,284	40,164
Services	8,908	8,752	6,212	6,225
Total cost of products and services	45,030	44,010	47,496	46,389
Gross profit	12,303	11,927	12,147	12,108
Selling, general and administrative expenses	12,728	12,702	10,384	10,423
Operating (loss) income	(425)	(775)	1,763	1,685
Interest and other income (expense), net	12	12	(73)	(73)
(Loss) income from continuing operations before income taxes	(413)	(763)	1,690	1,612
Income tax expense	50	—	683	653
Net (loss) income from continuing operations	(463)	(763)	1,007	959
(Loss) income from discontinued operations, net of income taxes	(39)	(39)	4	4
Net (loss) income	$(502)	$(802)	$1,011	$963

Revenue. Total revenue decreased by $2,560, or 4.4%, to $55,937 from $58,497. Products revenue decreased $6,101, or 12.3% to $43,332 from $49,433. The decrease in products revenue was primarily due to our markets becoming increasingly affected by the continuing macroeconomic downturn in the United States.  We experienced lower revenue in the Northwest Region, National Division, Southwest Region, and Gulf Coast Region, partially offset by revenue from newly acquired locations in the New England Region and Northern California Region and increased products revenue from large projects in the Southern California and North Texas Regions. Services revenue increased $3,541 or 39.1% to $12,605 from $9,064. Services revenue increased in the majority of our Regions, led by increases in the Federal Division, Central Texas Region, Southwest Region, and Southern California Region, and the newly acquired locations in the New England Region and Northern California Region.

Gross Profit. Total gross profit decreased by $181, or 1.5%, to $11,927 from $12,108. Gross profit as a percentage of revenue increased to 21.3% from 20.7%, largely due to substantially higher 2009 services revenues relative to total revenues. Gross profit on products sales decreased $1,195 or 12.9%, to $8,074 from $9,269 and, as a percentage of sales, decreased to 18.6% from 18.8%.  Gross profit on services revenue increased $1,014 or 35.7% to $3,853 from $2,839 and gross profit as a percent of services revenue decreased to 30.6% from 31.3%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2,279, or 21.9% to $12,702 from $10,423. As a percentage of total revenue, these expenses increased to 22.7% in 2009 versus 17.8% in 2008. Increased 2009 expenses reflect selling, general and administrative expenses of the operations acquired in the NetTeks, AF, and VocalMash acquisitions, additional sales and administrative personnel costs from headcount increases, and substantially higher audit and tax costs.

Operating (Loss) Income. Operating income decreased $2,460 to a loss of $775 from income of $1,685, primarily due higher selling, general and administrative expenses. Although total revenue decreased, total gross profit was essentially unchanged due to the much higher gross profit margin on our services revenue.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $85 to income of $12 from expense of $73, primarily due to the elimination of borrowings under our senior credit facility in June 2008.

Income Tax Expense (Benefit). Income tax expense (benefit) decreased by $653 to $0 from expense of $653, reflecting: (a) a pretax loss in 2009 and (b) a full valuation allowance against our deferred tax assets in 2009, as discussed further under “Deferred Tax Assets” below.

Net (Loss) Income. Net income decreased $1,765 to a loss of $802 from income of $963, primarily due to higher selling, general and administrative expenses and the absence of a tax benefit against our losses in 2009.

Deferred Tax Assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. During the fourth quarter of 2008 and in the first quarter of 2009, we recorded a valuation allowance related to the net operating loss carry forwards and other temporary items as we determined it is more likely than not that we will not be able to use the assets to reduce future tax liabilities.

As restated, six Months Ended June 30, 2009 Compared to as restated June 30, 2008
	2009		2008
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Revenue:
Products	$91,021	$88,051	$101,921	$100,648
Services	24,660	24,065	21,713	21,808
Total revenue	115,681	112,116	123,634	122,456
Cost of products and services:
Products	72,999	70,588	82,948	81,673
Services	17,654	17,113	14,787	14,774
Total cost of products and services	90,653	87,701	97,735	96,447
Gross profit	25,028	24,415	25,899	26,009
Selling, general and administrative expenses	25,053	24,985	22,255	22,435
Operating (loss) income	(25)	(570)	3,644	3,574
Interest and other income (expense), net	17	17	(171)	(171)
(Loss) income from continuing operations before income taxes	(8)	(553)	3,473	3,403
Income tax expense (benefit)	119	—	1,363	1,341
Net (loss) income from continuing operations	(127)	(553)	2,110	2,062
(Loss) income from discontinued operations, net of income taxes	(56)	(56)	14	14
Net (loss) income	$(183)	$(609)	$2,124	$2,076

Revenue. Total revenue decreased by $10,340, or 8.4%, to $112,116 from $122,456.  Products revenue decreased $12,597, or 12.5% to $88,051 from $100,648. The decrease in products revenue was primarily due to the effect of the  macroeconomic downturn in the United States.  We experienced lower revenue in the Northwest Region, National Division, Central Texas Region, New England Region, Southwest Region, and Gulf Coast Region, partially offset by revenue from newly acquired locations in the New England Region and Northern California Region and increased products revenue in the North Texas and Southern California Regions. Services revenue increased $2,257 or 10.3% to $24,065 from $21,808. Services revenue increased in the majority of our Regions, led by increases in the Federal Division, Central Texas Region, Southwest Region, and Southern California Region, and the newly acquired locations in the New England Region and Northern California Region.

Gross Profit. Total gross profit decreased by $1,594, or 6.1%, to $24,415 from $26,009. Gross profit as a percentage of revenue increased to 21.8% from 21.2%.  Gross profit on products decreased $1,512 or 8.0%, to $17,463 from $18,975 and, as a percentage of sales, increased to 19.8% from 18.9% due to proportionately higher vendor rebates in 2009.  Gross profit on services revenue decreased $82 or 1.2% to $6,952 from $7,034 and gross profit as a percent of services revenue decreased to 28.9% from 32.3%. The services gross margin decreased in 2009 due to a higher proportion of projects with significant outside contractor costs which services typically have a lower gross profit and lower managed services gross profit associated with a higher cost base due to a new acquired location.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2,550, or 11.4% to $24,985 from $22,435. As a percentage of total revenue, these expenses increased to 22.3% in 2009 versus 18.3% in 2008.  Increased 2009 expenses reflect selling, general and administrative expenses of the operations acquired in the NetTeks, AF, and VocalMash acquisitions and additional sales and administrative personnel costs from headcount increases, partially offset by reduced commission expense due to lower gross profit and proportionately higher sales to non-commissioned accounts.

Operating (Loss) Income. Operating income decreased $4,144 to a loss of $570 from income of $3,574, primarily due to lower sales and proportionately higher selling, general and administrative expenses.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $188 to income of $17 from expense of $171, due to the elimination of borrowings under our senior credit facility in June 2008.

Income Tax Expense. Income tax expense decreased by $1,341 to $0 from $1,341, reflecting: (a) a pretax loss in 2009 and (b) a full valuation allowance against our deferred tax assets in 2009, as discussed further under “Deferred Tax Assets” below.

Net (Loss) Income. Net income decreased $2,685 to a loss of $609 from income of $2,076, primarily due to lower sales, lower gross profit,  proportionately higher selling, general and administrative expenses, and the absence of a tax benefit against over 2009 losses.

Deferred Tax Assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. During the fourth quarter of 2008 and in the first and second quarters of 2009, we recorded a valuation allowance related to the net operating loss carry forwards and other temporary items as we determined it is more likely than not that we will not be able to use the assets to reduce future tax liabilities.

As restated nine Months Ended September 30, 2009 Compared to as restated September 30, 2008
	2009		2008
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Revenue:
Products	$137,834	$134,628	$161,497	$159,999
Services	35,706	35,231	34,079	34,167
Total revenue	173,540	169,859	195,576	194,166
Cost of products and services:
Products	109,619	106,982	132,457	130,886
Services	25,926	25,431	23,894	23,881
Total cost of products and services	135,545	132,413	156,351	154,767
Gross profit	37,995	37,446	39,225	39,399
Selling, general and administrative expenses	38,337	38,234	34,850	34,848
Operating (loss) income	(342)	(788)	4,375	4,551
Interest and other income (expense), net	100	100	(65)	(65)
(Loss) income from continuing operations before income taxes	(242)	(688)	4,310	4,486
Income tax expense	212	66	1,829	1,868
Net (loss) income from continuing operations	(454)	(754)	2,481	2,618
(Loss) income from discontinued operations, net of income taxes	(104)	(104)	23	23
Net (loss) income	$(558)	$(858)	$2,504	$2,641

Revenue. Total revenue decreased by $24,307, or 12.5%, to $169,859 from $194,166. Products revenue decreased $25,371, or 15.9% to $134,628 from $159,999. The decrease in products revenue was primarily due to the effect of the macroeconomic downturn in the United States during the first and second quarter of 2009 and unanticipated product availability issues from our key vendor during the third quarter of 2009.   Services revenue increased $1,064 or 3.1% to $35,231 from $34,167. Professional services and managed service revenue increased by approximately the same amount.  Professional services revenue increased in the Central Texas Region, Southwest Region, Southern California Region, and the newly acquired location in the New England Region, partially offset by decreases in the Federal Division, Gulf Coast Region, and Northwest Region.  Managed services revenue increased in newly acquired New England and Northern California locations and existing Southern California Region partially offset by decreased revenue in the Gulf Coast Region.

Gross Profit. Total gross profit decreased by $1,953, or 5.0%, to $37,446 from $39,399. Gross profit as a percentage of revenue increased to 22.0% from 20.3%, due to higher products revenue margins partially offset by lower services margins. Gross profit on products decreased $1,467 or 5.0%, to $27,646 from $29,113 and, as a percentage of sales, increased to 20.5% from 18.2% due to proportionately higher 2009 vendor rebates and increased 2009 revenues for third party support contracts recorded on a net basis.  Gross profit on services revenue decreased $486 or 4.7% to $9,800 from $10,286 and gross profit as a percent of services revenue decreased to 27.8% from 30.1%. The services gross profit decreased in 2009 due to lower utilization of professional services on a cost base which is primarily fixed in nature and lower managed services gross profit resulting from a higher cost base due to a new acquired location.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3,386, or 9.7% to $38,234 from $34,848. As a percentage of total revenue, these expenses increased to 22.5% in 2009 versus 18.0% in 2008.  Increased 2009 expenses reflect selling, general and administrative expenses of the operations acquired in the NetTeks, AF, ANX, and VocalMash acquisitions, higher professional fees of $506 primarily due to the restatement of prior period financial statements and the start of the annual audit in the third quarter of 2009 instead of the fourth quarter as in prior years.  These increases were partially offset by lower bad debt expense and reduced commission expense due to lower sales and proportionately higher sales to non-commissioned accounts.

Operating (Loss) Income. Operating income decreased $5,339 to a loss of $788 from income of $4,551, primarily due to lower sales  and proportionately higher selling, general and administrative expenses, slightly offset by higher gross margin.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $165 to income of $100 from expense of $65, due to the elimination of borrowings under our senior credit facility in June 2008.

Income Tax Expense. Income tax expense decreased by $1,802 to $66 from $1,868, reflecting: (a) a pretax loss in 2009 and (b) a full valuation allowance against our deferred tax assets in 2009, as discussed further under “Deferred Tax Assets” below.

Net (Loss) Income. Net income decreased $3,499 to a loss of $858 from income of $2,641, primarily due to lower sales and proportionately higher selling, general and administrative expenses partially offset by higher gross margins and lower income tax expense.

Deferred Tax Assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences generally become deductible. Management considers the reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. During the fourth quarter of 2008 and through the nine months ended September 30, 2009, we recorded a valuation allowance related to the net operating loss carry forwards and other temporary items as we determined it is more likely than not that we will not be able to use the assets to reduce future tax liabilities.

Condensed Consolidated Balance Sheet as of December 31, 2009 and Restated Condensed Consolidated Balance Sheets for the Seven Quarterly Periods Ended September 30, 2009:

	2009				2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
		(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$13,247	$12,116	$13,181	$8,681	$10,937	$15,806	$12,604	$8,236
Accounts receivable, net	52,269	45,511	50,306	46,071	51,694	51,080	51,293	44,488
Inventory, net	7,527	1,963	1,504	3,156	3,610	2,159	1,852	2,433
Deferred costs	1,497	1,073	1,466	1,349	352	354	808	1,090
Deferred income taxes	—	—	—	—	—	2,072	2,072	2,072
Other current assets	1,106	1,063	1,241	1,229	1,059	883	969	1,486
Total current assets	75,646	61,726	67,698	60,486	67,652	72,354	69,598	59,805
Property and equipment, net	4,833	4,576	4,569	4,998	5,207	5,593	5,019	4,586
Goodwill	13,870	14,085	13,256	12,882	12,882	21,438	21,010	16,663
Intangible assets, net	1,760	1,423	1,349	1,536	1,721	4,146	4,758	3,011
Other assets	257	53	53	—	—	—	—	—
Total assets	$96,366	$81,863	$86,925	$79,902	$87,462	$103,531	$100,385	$84,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$192	$198	$189	$191	$77	$77	$—	$—
Accounts payable floor plan	44,561	31,294	35,936	31,512	40,002	38,285	35,536	30,693
Accounts payable	5,682	5,721	6,097	5,108	5,170	4,434	6,068	4,794
Accrued payroll and related costs	4,679	5,077	4,793	4,764	4,266	5,341	5,094	4,412
Accrued expenses	4,838	1,796	2,939	2,082	2,641	3,114	2,525	1,796
Deferred revenue	2,402	2,080	2,205	2,081	1,024	671	973	1,174
Other current liabilities	282	133	128	219	419	376	317	6,617
Total current liabilities	62,636	46,299	52,287	45,957	53,599	52,298	50,513	49,486
Non-current liabilities:
Non-current portion of capital lease obligations	216	267	290	308	163	176	—	—
Deferred income taxes	—	—	—	—	—	1,565	1,565	1,565
Other liabilities	1,535	608	285	317	250	301	251	332
Total liabilities	64,387	47,174	52,862	46,582	54,012	54,340	52,329	51,383
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—	—	—
Common stock	91	89	88	88	87	87	87	74
Additional paid-in capital	54,269	53,454	52,580	52,030	51,359	51,711	50,401	36,893
Common stock issuable	—	—	—	—	—	—	740	—
Accumulated deficit	(22,381)	(18,854)	(18,605)	(18,798)	(17,996)	(2,607)	(3,172)	(4,285)
Total stockholders’ equity	31,979	34,689	34,063	33,320	33,450	49,191	48,056	32,682
Total liabilities and stockholders’ equity	$96,366	$81,863	$86,925	$79,902	$87,462	$103,531	$100,385	$84,065

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We attempt to manage our borrowings under our senior credit facility (“Senior Facility”) and under our acquisition facility (“Acquisition Facility”) with Castle Pines Capital LLC to minimize interest expense. The interest rate of the Senior Facility is the prime rate plus 0.5% and the interest rate of the Acquisition Facility is the prime rate plus 2.0% (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”). During the years ended December 31, 2010 and 2009, there were no borrowings under the Senior Facility or the Acquisition Facility.   During the year ended December 31, 2008, there were no borrowings under the Senior Facility and there was $6,000 outstanding under the Acquisition Facility until June, 2008, when it was repaid with the cash proceeds of common stock sold through a registered direct offering.  The interest rates of borrowings under the Acquisition Facility during 2008 ranged from 5.5% to 7.75%. A one percent change in variable interest rates would not have a material impact on our results of operations or cash flows.

Item 8.  Financial Statements and Supplementary Data

INX INC. AND SUBSIDIARIES

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
INX Inc.

We have audited the accompanying consolidated balance sheets of INX Inc. (a Delaware corporation) and subsidiaries as of December 31, 2010, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INX Inc. and subsidiaries as of December 31, 2010, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the 2008 financial statements have been restated to correct misstatements related to revenue recognition and presentation and employee compensation related to contingent acquisition consideration.

/s/ GRANT THORNTON LLP

Chicago, Illinois
June 3, 2011

INX INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,
	2010	2009	2008
			(As Restated Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$12,089	$13,247	$10,937
Accounts receivable, net of allowance of $651, $295, and $735, respectively	64,493	52,269	51,694
Inventory, net	3,239	7,527	3,610
Deferred costs	2,767	1,497	352
Deferred income taxes	4,146	—	—
Other current assets	960	1,106	1,059
Total current assets	87,694	75,646	67,652
Property and equipment, net	4,793	4,833	5,207
Goodwill	13,532	13,870	12,882
Intangible assets, net	1,015	1,760	1,721
Deferred income taxes	2,029	—	—
Other assets	75	257	—
Total assets	$109,138	$96,366	$87,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$178	$192	$77
Accounts payable floor plan	41,129	44,561	40,002
Accounts payable	9,423	5,682	5,170
Accrued payroll and related costs	7,145	4,679	4,266
Accrued expenses	3,974	4,838	2,641
Deferred revenue	4,055	2,402	1,024
Other current liabilities	1,461	282	419
Total current liabilities	67,365	62,636	53,599
Non-current liabilities:
Non-current portion of capital lease obligations	55	216	163
Other liabilities	874	1,535	250
Total liabilities	68,294	64,387	54,012
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,514,542, 9,103,253 and 8,709,304 issued and outstanding, respectively	95	91	87
Additional paid-in capital	57,777	54,269	51,359
Accumulated deficit	(17,028)	(22,381)	(17,996)
Total stockholders’ equity	40,844	31,979	33,450
Total liabilities and stockholders’ equity	$109,138	$96,366	$87,462

The accompanying notes are an integral part of these consolidated financial statements

INX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2010	2009	2008
			(As Restated, Note 2)
Revenue:
Products	$271,942	$184,004	$210,137
Services	40,035	42,943	46,183
Total revenue	311,977	226,947	256,320
Cost of products and services:
Products	214,405	144,913	172,543
Services	31,587	31,893	32,774
Total cost of products and services	245,992	176,806	205,317
Gross profit	65,985	50,141	51,003
Selling, general and administrative expenses	63,341	51,811	48,740
Goodwill impairment charges	2,560	2,380	9,265
Other long-lived assets impairment charges	—	—	3,806
Adjustments to estimated contingent purchase consideration	(1,278)	109	—
Operating income (loss)	1,362	(4,159)	(10,808)
Interest expense	(29)	(64)	(330)
Interest income	10	40	357
Other income (expense), net	97	233	(43)
Income (loss) before income taxes	1,440	(3,950)	(10,824)
Income tax (benefit) expense	(3,913)	345	1,961
Net income (loss) from continuing operations	5,353	(4,295)	(12,785)
Income (loss) from discontinued operations, net of taxes	—	(90)	37
Net income (loss)	$5,353	$(4,385)	$(12,748)

Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.58	$(0.49)	$(1.57)
Income (loss) from discontinued operations, net of taxes	—	(0.01)	—
Net income (loss) per share - Basic	$0.58	$(0.50)	$(1.57)
Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.54	$(0.49)	$(1.57)
Income (loss) from discontinued operations, net of taxes	—	(0.01)	—
Net income (loss) per share - Diluted	$0.54	$(0.50)	$(1.57)

Weighted average shares - Basic	9,263,841	8,830,228	8,133,165
Weighted average shares - Diluted	9,901,223	8,830,228	8,133,165

The accompanying notes are an integral part of these consolidated financial statements

INX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	$.01 Par Value		Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2007, as previously reported	7,548,892	$75	$36,497	$(4,545)	$32,027
Cumulative effect of correction of accounting for revenue recognition	—	—	(33)	(31)	(64)
Cumulative effect of correction of accounting for contingent acquisition purchase consideration	—	—	672	(672)	—
Balance at January 1, 2008, as restated (Note 2)	7,548,892	75	37,136	(5,248)	31,963
Issuance of common stock, net of issuance costs of $1,149	900,000	9	8,742	—	8,751
Exercise of common stock options	151,624	2	829	—	831
Issuance of vested restricted common stock	50,265	—	—	—	—
Issuance of shares as additional purchase price consideration for Network Architects, Corp. acquisition	75,000	1	740	—	741
Issuance of shares as purchase price consideration and broker fees for Access Flow, Inc. acquisition	274,627	3	3,583	—	3,586
Issuance of shares as purchase price consideration for NetTeks Technology Consultants, Inc. acquisition	30,770	—	163	—	163
Issuance of shares as purchase price consideration for VocalMash acquisition	60,000	1	292	—	293
Share-based compensation expense related to employee stock options and employee restricted stock grants	—	—	1,422	—	1,422
Share-based compensation expense related to directors’ stock grants	7,443	—	90	—	90
Share-based compensation expense related to Employee Stock Purchase Plan	—	—	193	—	193
Issuance of common stock under the Employee Stock Purchase Plan	77,600	1	343	—	344
Excess tax benefit from stock option exercises	—	—	1,085	—	1,085
Issuance of common stock grant	6,000	—	26	—	26
Exercise of warrants	3,155	—	—	—	—
Purchase and retirement of stock resulting from grantee election to fund payroll taxes out of restricted stock grant	(9,868)	—	(56)	—	(56)
Repurchase and retirement of common stock	(466,204)	(5)	(3,229)	—	(3,234)
Net loss, as restated (Note 2)	—	—	—	(12,748)	(12,748)
Balance at December 31, 2008, as restated (Note 2)	8,709,304	87	51,359	(17,996)	33,450
Exercise of common stock options	12,447	—	48	—	48
Issuance of vested restricted common stock	140,329	1	(1)	—	—
Issuance of shares as additional purchase price consideration and broker fees for Access Flow, Inc. acquisition	28,580	—	185	—	185
Issuance of shares as purchase price consideration for AdvancedNetworX, Inc. acquisition	2,000	—	10	—	10

INX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, continued
(In thousands, except share and per share amounts)

	$.01 Par Value Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Issuance of common stock options to sole stockholder of Marketware Inc. in connection with acquisition	—	—	23	—	23
Share-based compensation expense related to employee stock options and employee restricted stock grants	—	—	1,656	—	1,656
Share-based compensation expense related to directors’ stock grants	19,149	—	90	—	90
Share-based compensation expense related to Employee Stock Purchase Plan	—	—	347	—	347
Issuance of common stock under the Employee Stock Purchase Plan	238,919	3	689	—	692
Excess tax benefit from stock option exercises	—	—	67	—	67
Purchase and retirement of stock resulting from grantee election to fund payroll taxes out of restricted stock grant	(28,009)	—	(138)	—	(138)
Repurchase and retirement of common stock	(19,466)	—	(66)	—	(66)
Net loss	—	—	—	(4,385)	(4,385)
Balance at December 31, 2009	9,103,253	91	54,269	(22,381)	31,979
Exercise of common stock options	18,890	—	28	—	28
Issuance of vested restricted common stock	202,730	2	(2)	—	—
Issuance of shares as purchase price consideration and broker fees for Access Flow, Inc. acquisition	50,525	1	248	—	249
Share-based compensation expense related to employee stock options and employee restricted stock grants	—	—	1,699	—	1,699
Share-based compensation expense related to Employee Stock Purchase Plan	—	—	276	—	276
Issuance of common stock under the Employee Stock Purchase Plan	183,478	1	769	—	770
Excess tax benefit from stock option exercises	—	—	715	—	715
Issuance of common stock grant	10,000	—	53	—	53
Purchase and retirement of stock resulting from grantee election to fund payroll taxes out of restricted stock grant	(54,334)		(278)	—	(278)
Net income	—	—	—	5,353	5,353
Balance at December 31, 2010	9,514,542	$95	$57,777	$(17,028)	$40,844

The accompanying notes are an integral part of these consolidated financial statements

INX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008
			(As Restated, Note 2)
Cash flows from operating activities:
Net income (loss)	$5,353	$(4,385)	$(12,748)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations, net of tax	—	90	(37)
Depreciation and amortization	2,847	3,119	2,667
Share-based compensation expense	2,224	2,093	1,731
Impairment charges	2,560	2,380	13,071
Adjustment to estimated acquisition contingent consideration	(1,278)	109	—
Excess tax benefits from stock option exercises	(715)	(67)	(1,085)
Provision for doubtful accounts	457	294	541
Deferred income tax	(6,175)	—	507
Loss on disposal of property and equipment	7	50	43
Changes in assets and liabilities:
Accounts receivable, net	(12,681)	(869)	(7,390)
Inventory	4,288	(3,908)	(1,796)
Accounts payable	3,741	512	456
Accrued expenses	1,352	352	1,413
Other assets and liabilities	2,575	(348)	1,440
Net cash provided by (used in) operating activities	4,555	(578)	(1,187)
Cash flows from investing activities:
Purchases of property and equipment	(1,573)	(918)	(2,260)
Acquisition of NetTeks Technology Consultants, Inc.	(1,500)	—	(1,440)
Acquisition of Access Flow, Inc.	(273)	(209)	(2,550)
Acquisition of AdvancedNetworX, Inc.	—	(465)	—
Acquisition of Marketware Inc.	—	(411)	—
Acquisition of Select, Inc.	—	(25)	153
Proceeds from sale of property and equipment	6	8	1
Transaction costs paid for acquisitions	—	—	(225)
Net cash used in investing activities	(3,340)	(2,020)	(6,321)
Cash flows from financing activities:
(Payments) borrowings under non-interest bearing floor plan financing, net	(3,432)	4,559	7,530
Excess tax benefits from stock option exercises	715	67	1,085
Proceeds from shares issued under Employee Stock Purchase Plan	770	692	344
Payments on other borrowings	(176)	(254)	(601)
Purchase of stock resulting from grantee election	(278)	(138)	(61)
Proceeds from exercise of stock options	28	48	831
Proceeds from issuance of common stock	—	—	8,751
Payments on borrowings under acquisition credit facility	—	—	(6,000)
Purchase of common stock	—	(66)	(3,234)
Proceeds from other borrowings	—	—	460
Net cash (used in) provided by financing activities	(2,373)	4,908	9,105
Net increase (decrease) in cash and cash equivalents	(1,158)	2,310	1,597
Cash and cash equivalents at beginning of period	13,247	10,937	9,340
Cash and cash equivalents at end of period	$12,089	$13,247	$10,937

Supplemental disclosures of cash flow information:
Cash paid for interest	$25	$67	$256
Cash paid for income taxes	$297	$294	$156
Supplemental disclosure of non-cash finance and investing activities:
Capital lease obligations	$14	$297	$—
Purchase of software for debt	$—	$672	$—
Issuance of vested restricted common stock	$1,333	$1,090	$591

The accompanying notes are an integral part of these consolidated financial statements

INX INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands, except share and per share amounts)

1.  Summary of Significant Accounting Policies

(a)  Description of Business

INX Inc. (“INX” or the “Company”) is a provider of technology infrastructure solutions for enterprise-class organizations such as corporations, schools and Federal, state and local governmental agencies. The solutions INX provides consist of three broad categories of technology infrastructure: network infrastructure, unified communications and collaboration and virtualized data center.  The accompanying consolidated financial statements include the accounts of INX and its wholly-owned subsidiaries, Select, Inc. and Valerent, Inc. All intercompany transactions and accounts are eliminated in consolidation. Select, Inc. and Valerent, Inc. were merged into INX on December 31, 2008.

(b) Basis of Presentation

During 2006, the Company sold the Stratasoft subsidiary and Valerent operations as further discussed in Note 12. The Stratasoft and Valerent results of operations are classified as discontinued operations for all periods presented.  The Company has concluded that its continuing operations comprise one reportable segment. In making this determination, the Company considered that each reporting unit has similar characteristics and long-term prospects, sells similar products, performs similar services, has similar types of customers and is subject to the same regulatory environment.

Certain prior period amounts in the balance sheets, statements of operations, and statements of cash flows presented herein have been reclassified to conform to the current period presentation.

(c)  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of INX Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(d)  Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from those estimates.

(e)  Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturity of three months or less when purchased. The Company maintains its cash in bank deposit accounts.  At December 31, 2010, interest bearing accounts are insured up to $250 and are fully insured for non-interest bearing accounts due to the passage of the Dodd-Frank Act in December 2010. The Company has not experienced any losses in interest bearing accounts.

(f)  Accounts Receivable

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

(g)  Inventory

Inventory consists primarily of network equipment, computer equipment and components and is valued at the lower of cost or market with cost determined on the first-in first-out method. Substantially all inventory is finished goods. The Company reviews its inventory for slow moving and obsolete products each reporting period.  Products that have not sold within one year are considered to be slow moving.  The potential for sale of slow moving and obsolete inventories is considered through market research of technology advances, analysis of customers’ current needs, and assumptions about future demand and market conditions.  If the inventory is deemed to be slow moving or obsolete, then the value is reduced to the lower of cost or market value based on current market pricing for similar products.

 (h)  Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of the related assets.  Repairs and maintenance are charged to expense when incurred. Disposals are removed at cost less accumulated depreciation with the resulting gain or loss recognized in the year of disposal.

(i)  Goodwill

Goodwill is the excess of the purchase price over the fair values assigned to the assets and liabilities acquired in business combinations. Goodwill is not amortized, but is subject to periodic testing for impairment. Goodwill is tested for impairment on an annual basis during the fourth quarter and more frequently if facts and circumstances indicate goodwill carrying values exceed estimated reporting unit fair values.  The annual goodwill impairment test consists of a two-step process as follows:

Step 1.  The Company compares the fair value of each reporting unit to its carrying amount, including the existing goodwill. The fair value of each reporting unit is determined using a discounted cash flow valuation analysis. The carrying value of each reporting unit is determined by specifically identifying and allocating the assets and liabilities to each reporting unit. If the carrying amount of a reporting unit exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company then performs the second step of the impairment test. If the fair value of a reporting unit exceeds its carrying amount, no further analysis is required.

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

Based on the impairment tests performed, the Company determined there were impairments of goodwill in 2010, 2009 and 2008 resulting in impairment charges as further discussed in Note 4.

(j)  Intangible Assets

Intangible assets are amortized over their estimated useful lives of two to five years.

(k)  Impairment of Long-Lived Assets

Impairment charges are incurred for long-lived assets used in operations other than goodwill when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Testing for impairment is performed at the reporting unit level, which is based primarily on our geographical regions, consistent with the reporting units used in testing for goodwill impairment.  Based on the impairment tests performed, the Company determined there were impairments of long-lived assets in 2008 resulting in impairment charges as further discussed in Note 4. There was no impairment of long-lived assets in 2010 and 2009.

(l)  Income Taxes

Income taxes are accounted for under the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  This method also requires the recognition of future tax benefits for net operating loss (“NOL”) carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.  A valuation allowance is provided against deferred tax assets to the extent their realization is not more likely than not.  The tax provision allocated to discontinued operations is based on the incremental tax effect after computing the tax provision on continuing operations. Uncertain tax positions and the related interest and penalties are provided for based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

(m)  Revenue Recognition

Products revenue consists of hardware and software purchased from other parties and resold to a customer.  Products revenue also includes revenue from hardware maintenance contracts, hardware installation, support and training services that are provided solely by third parties who are the primary obligor of these services under the customer contract.

Services revenue consists of professional services and managed services.  Professional services include the planning, design, and implementation of the products and solutions that we provide.  Managed services include remote monitoring and management of enterprise organizations’ network infrastructure, data center, wireless network and security technology, and remote disaster recovery hosting.  Services revenue also includes hardware maintenance contracts for which the Company is the primary obligor.

The Company recognizes revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. The majority of its sales relate to physical products that are recognized when title and risk of loss to the products sold passes to the customer. Based on our standard shipping terms, title generally passes upon shipment of the product either by a vendor directly to the customer or by the Company to the customer.  If the customer’s contract states the title passes upon receipt by the customer, revenue is not recognized until confirmation of delivery is received.  Products revenue from services provided to customers by third parties are recorded on a net basis and recognized as revenue upon contracting with the third party service provider. Amounts billed to customers for shipping and handling are classified as revenue.

The Company resells certain third party software which does not require significant production, modification or customization.  Such software is recognized when persuasive evidence of a sale arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

Revenue for fixed and flat fee services contracts related to customized network and IP telephony solutions are generally recognized under a proportional performance model utilizing an input based approach (labor hours). Other service revenue is earned from providing stand-alone services such as billings for engineering and technician time, installation and programming services, which are provided on an hourly basis. Other service revenues are recognized when the service is performed and when collection is reasonably assured.

Managed services revenue includes remote monitoring and management of enterprise organizations’ network infrastructure, data center, wireless network and security technology, remote disaster recovery hosting, and hardware maintenance contracts for which the Company is the primary obligor.  Contracts under this revenue category are recognized ratably over the term of the underlying customer contract. Commission costs and third party support contracts paid in advance are deferred and recognized ratably over the term of the underlying customer contract.

When an arrangement contains multiple deliverables, such as more than one product item or a combination of products and one or more types of services, the Company determines whether the delivered items can be considered separate units of accounting as prescribed under multiple-element arrangement accounting guidance. Such guidance states that delivered items should be considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in the Company’s control. Contracts entered into with customers, whether containing only product, only services, or a combination of products and services, are considered a single arrangement as are multiple contracts which were entered into separately but which were negotiated as a package.

If objective and reliable evidence exists for the fair value of all items in a multiple element arrangement, revenue is recognized based on the relative fair value of the separate elements. When there is objective and reliable evidence for the fair values of undelivered items but no such evidence exists for the items already delivered, the amount of revenue allocated to the delivered items is computed using the residual method.  The Company has vendor-specific objective evidence (“VSOE”) of fair value for product and professional service deliverables and it does not have VSOE of fair value for managed services deliverables.  Because the Company does not have the ability to establish the fair value of managed services deliverables, multiple element arrangements that contain managed services are recognized ratably over the initial term of the managed services contract that is part of the arrangement because managed services are always the last element to be delivered in the arrangement.  The costs of products and services and commission costs directly related to multiple element arrangements containing managed services are deferred and recognized ratably over the initial term of the managed services contract.

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. If a customer contract contains unusual technical objective performance criteria to be met prior to customer acceptance that the Company cannot be certain of achieving, then revenue recognition is deferred until acceptance is obtained. Determination that the fee is fixed or determinable is based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Accruals for estimated sales returns and other allowances and deferrals are recorded as a reduction of revenue at the time of revenue recognition. These provisions are based on contract terms and prior claims experience and involve significant estimates. If these estimates are significantly different from actual results, the Company’s revenue could be impacted.  The Company collects and remits sales and property taxes on products and services that it purchases and sells under its contracts with customers, and reports such amounts under the net method in its consolidated statements of operations.

On an arrangement basis, the Company recognizes deferred revenue to the extent cash is received in excess of revenue recognized, The Company does not recognize accounts receivable for amounts invoiced to customers in excess of revenue recognized to-date. As of December 31, 2010, 2009, and 2008, the Company invoiced customers $701, $429 and $342 in excess of the revenue recognized, respectively. These amounts are not reflected in accounts receivable and deferred revenue as of December 31, 2010, 2009 and 2008.

Credit and collections policy is the basis for the determination of the collectability of amounts due from customers, which requires the Company to use estimates and exercise judgment. It routinely monitors the customer’s payment history and current credit worthiness to determine that collectability is reasonably assured and then, in some instances, require letters of credit in support of contracted amounts.  This requires the Company to make frequent judgments and estimates in order to determine the appropriate period to recognize a sale to a customer and the amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident that the customer will not be able to make the required payments either at contractual due dates or in the future. Changes in the financial condition of customers, either adverse or positive, could impact the amount and timing of any additional provision for doubtful accounts that may be required.

In February 2009, the Company entered into a $2,400 contract with a state department of transportation to provide broadband wireless services to passengers on a local train system.  The contract provided for the Company to be paid upon completion of specified milestones and included a twenty percent retainage provision.  One half of the retainage is payable upon determination by the customer that the broadband wireless services are fully operational and the remaining one half of the retainage is payable upon acceptance of the system by the customer.  In accordance with the contract terms, acceptance of the system will be based on demonstration of system performance requirements as set forth in the contract during a three month system acceptance test period to start once the system is available for use covering the entire travel route.  Due to the unique contract requirements and the acceptance criteria, the Company accounts for this contract using the completed contract method.  All revenue earned and related costs will be recognized upon final acceptance of the system, currently expected to occur in 2011.  The contract amount less the final retainage payment of approximately $240 has been received.  The Company expects to incur a loss of $127 on this contract, which was accrued as of December 31, 2009.

Reported under the caption deferred revenue in the respective balance sheets are the following amounts of billings in excess of costs incurred:

	December 31, 2010	December 31, 2009

Billings to-date	$2,373	$2,325
Less costs incurred to-date	(2,373)	(2,187)
Billings in excess of costs incurred	$—	$138

(n)  Vendor Incentives

The Company participates in vendor incentive programs under which incentives are principally earned by sales volume, sales growth and customer satisfaction levels. The amounts earned under these programs are accrued when they are deemed probable and can be reasonably measured; otherwise, they are recorded at the earlier of when they are declared by the vendor or the cash is received.   As a result of these estimates, the amount of rebates declared by the vendor, or the amount of rebates received in cash, the effect of vendor incentives on cost of goods can vary significantly between quarterly and annual reporting periods. The incentives are recorded as a reduction of cost of goods and services. The Company recognized vendor incentives of $18,169, $13,345 and $10,118 in 2010, 2009 and 2008, respectively. Accounts receivable from vendors of $6,068, $4,820 and $3,186 at December 31, 2010, 2009 and 2008, respectively, are reported under “Accounts receivable” on the consolidated balance sheets.

(o)  Advertising Costs

Advertising costs generally consist of print advertising and trade show materials and are expensed as incurred.  Advertising expense was $80, $64, and $20 in 2010, 2009, and 2008, respectively.

(p)  Research and Development Costs

Research and development expenditures are charged to operations as incurred and consist primarily of outside software development services. The Company incurred research and development expenditures of $70, $26, and $11 in 2010, 2009 and 2008, respectively.

(q)  Share-Based Compensation

Stock-based compensation expense is measured at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the award’s vesting period. The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of these awards. The model requires the Company to make significant judgments regarding the assumptions used within the model, the most significant of which are the stock price volatility assumption, the expected life of the award, the risk-free rate of return and dividends during the expected term. The Company estimates expected forfeitures of stock-based awards at the grant date and recognizes compensation cost only for those awards expected to vest. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions may affect the timing of the total amount of expense recognized over the vesting period. Estimated forfeitures are reassessed in each reporting period and may change based on new facts and circumstances.

  (r)  Earnings Per Share

Basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated using the weighted-average number of shares outstanding for the period and dilutive common share equivalents (using the treasury stock method) outstanding during the period. The following table reconciles the basic to diluted weighted average shares outstanding:

	Year Ended December 31,
	2010	2009	2008, As restated

Net income (loss) from continuing operations	$5,353	$(4,295)	$(12,785)
Income (loss) from discontinued operations	—	(90)	37
Net income (loss)	$5,353	$(4,385)	$(12,748)
Weighted-average shares outstanding- basic	9,263,841	8,830,228	8,133,165

Dilutive effect of common share equivalents	637,382	—	—
Weighted-average shares outstanding- diluted	9,901,223	8,830,228	8,133,165

The following table presents the number of shares of common stock that were excluded in the calculation of diluted earnings per share since their effect would have been anti-dilutive.

	Year Ended December 31,
	2010	2009	2008
Warrants	40,000	40,000	11,896
Stock options	530,888	561,818	558,347
Contingent shares	—	94,173	—
Restricted stock	—	478,897	—
Weighted-average shares considered anti-dilutive	570,888	1,174,888	570,243

(s)  Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable for which the carrying values approximate fair values given the short-term maturity of the instruments. The carrying value of the Company’s debt instruments approximate their fair value based on estimates of rates offered to the Company for instruments with the same maturity dates and security structures.

(t)  Recent Accounting Pronouncements

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

In October 2009, the Financial Accounting Standards Board (“FASB”) issued “Multiple-Deliverable Revenue Arrangements”, amending guidance to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation.  Expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance are required. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company will adopt this guidance prospectively on January 1, 2011, and is currently evaluating the financial statement impact, although it does not expect the implementation of this standard to have a material impact on the results of operations or financial position.

In October 2009, the FASB issued “Certain Revenue Arrangements That Include Software Elements”, amending guidance to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Entities that sell joint hardware and software products that meet this scope exception will be required to follow this guidance, effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company will adopt this guidance prospectively on January 1, 2011, and is currently evaluating the financial statement impact, although it does not expect the implementation of this standard to have a material impact on the results of operations or financial position.

 2.   Restatement of Previously Issued Financial Statements

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
c.
Proper assessment of whether or not the Company had vendor specific objective evidence (“VSOE”) of the fair value of the various deliverables within arrangements containing multiple deliverables, as well as (i) the timing of revenue recognition based upon the relative fair value of the deliverables within the arrangement for deliverables for which the Company is able to establish the fair value. (ii) the allocation of the total arrangement consideration between the various elements of the arrangement based upon the relative fair value of the deliverables within the arrangement for multi-element arrangements, and, (iii) the deferral of revenue for the entire arrangement in situations where the arrangement contained remaining undelivered deliverables for which the Company is not able to establish the fair value.

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

The Restated Stockholders' Equity section of the Consolidated Balance Sheet as of December 31, 2007 presenting the cumulative effect of the revenue corrections and error in accounting for contingent consideration, is as follows:

	As Previously Reported	Total Revenue Corrections	Goodwill Correction	As Restated
Stockholders’ equity:
Common stock	$75	$—	$—	$75
Additional paid-in capital	36,497	(33)	672	37,136
Accumulated deficit	(4,545)	(31)	(672)	(5,248)
Total stockholders’ equity	$32,027	$(64)	$—	$31,963

The Restated Consolidated Balance Sheet as of December 31, 2008, is as follows:

	As Previously Reported	Total Revenue Corrections	Goodwill Correction	As Restated
Current assets:
Cash and cash equivalents	$10,937	$—	$—	$10,937
Accounts receivable, net	52,866	(1,172)	—	51,694
Inventory, net	2,406	1,204	—	3,610
Deferred costs	216	136	—	352
Other current assets	1,059	—	—	1,059
Total current assets	67,484	168	—	67,652
Property and equipment, net	5,207	—	—	5,207
Goodwill	12,882	—	—	12,882
Intangible and other assets, net	1,721	—	—	1,721
Total assets	$87,294	$168	$—	$87,462

Current liabilities:
Current portion of capital lease obligations	$77	$—	$—	$77
Accounts payable floor plan	40,002	—	—	40,002
Accounts payable	5,170	—	—	5,170
Accrued payroll and related costs	4,258	8		4,266
Accrued expenses	2,641	—	—	2,641
Deferred revenue	744	280	—	1,024
Other current liabilities	419	—	—	419
Total current liabilities	53,311	288	—	53,599
Non-current liabilities:
Non-current portion of capital lease obligations	163	—	—	163
Other liabilities	250	—	—	250
Total liabilities	53,724	288	—	54,012
Stockholders’ equity:
Common stock	87	—	—	87
Additional paid-in capital	50,742	(55)	672	51,359
Accumulated deficit	(17,259)	(65)	(672)	(17,996)
Total stockholders’ equity	33,570	(120)	—	33,450
Total liabilities and stockholders’ equity	$87,294	$168	$—	$87,462

The Restated Consolidated Statement of Operations for the year ended December 31, 2008, is as follows:

	As Previously Reported	Total Revenue Corrections	As Restated
Revenue:
Products	$213,125	$(2,988)	$210,137
Services	46,032	151	46,183
Total revenue	259,157	(2,837)	256,320
Cost of products and services:
Products	175,244	(2,701)	172,543
Services	32,782	(8)	32,774
Total cost of products and services	208,026	(2,709)	205,317
Gross profit	51,131	(128)	51,003
Selling, general and administrative expenses	48,784	(44)	48,740
Impairment charge	13,071	—	13,071
Operating loss	(10,724)	(84)	(10,808)
Interest expense	(330)	—	(330)
Interest income	357	—	357
Other expense, net	(43)	—	(43)
Loss from continuing operations before income taxes	(10,740)	(84)	(10,824)
Income tax expense (benefit)	2,011	(50)	1,961
Net loss from continuing operations	(12,751)	(34)	(12,785)
Income from discontinued operations, net of taxes	37	—	37
Net loss	$(12,714)	$(34)	$(12,748)
Net loss per share:
Net loss per share, basic:
Net loss from continuing operations	$(1.56)		$(1.57)
Income from discontinued operations, net of taxes	—		—
Net loss per share	$(1.56)		$(1.57)
Net loss per share, diluted:
Net loss from continuing operations	$(1.56)		$(1.57)
Income from discontinued operations, net of taxes	—		—
Net loss per share	$(1.56)		$(1.57)

Weighted average shares – basic	8,133,165		8,133,165
Weighted average shares - diluted	8,133,165		8,133,165

A summary of the effect of the revenue errors by type of revenue error on the Consolidated Statement of Operations for the year ended December 31, 2008, is as follows:

	00-21 Adjustments	Special Acceptance Terms	Shipping Terms	Net Presentation	Total Revenue Corrections
Revenue:
Products	$(80)	$—	$(770)	$(2,138)	$(2,988)
Services	151	—	—	—	151
Total revenue	71	—	(770)	(2,138)	(2,837)
Cost of products and services:
Products	160	—	(723)	(2,138)	(2,701)
Services	(25)	—	17	—	(8)
Total cost of products and services	135	—	(706)	(2,138)	(2,709)
Gross Profit:
Products	(240)	—	(47)	—	(287)
Services	176	—	(17)	—	159
Total gross profit (loss)	(64)	—	(64)	—	(128)
Selling, general and administrative expenses	(36)	—	(8)	—	(44)
Operating income (loss)	(28)	—	(56)	—	(84)
Income tax expense (benefit)	(35)	—	(15)	—	(50)
Net income (loss) from continuing operations	$7	$—	$(41)	$—	$(34)

The Restated Consolidated Statement of Cash Flows for the year ended December 31, 2008, is as follows:

	As Previously	Total Revenue
	Reported	Corrections	As Restated
Cash flows from operating activities:
Net income (loss)	$(12,714)	$(34)	$(12,748)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations, net of tax	(37)	-	(37)
Depreciation and amortization	2,667	-	2,667
Share-based compensation expense	1,731	-	1,731
Impairment charges	13,071	-	13,071
Adjustment to estimated acquisition contingent consideration	-	-	-
Excess tax benefits from stock option exercises	(1,107)	22	(1,085)
Provision for doubtful accounts	541	-	541
Deferred income tax	535	(28)	507
Loss on disposal of property and equipment	43	-	43
Changes in assets and liabilities:		-
Accounts receivable, net	(8,279)	889	(7,390)
Inventory	(953)	(843)	(1,796)
Accounts payable	456	-	456
Accrued expenses	1,437	(24)	1,413
Other assets and liabilities	1,400	40	1,440
Net cash (used in) provided by operating activities	(1,209)	22	(1,187)

Cash flows from investing activities:
Purchases of property and equipment	(2,260)	-	(2,260)
Acquisition of NetTeks Technology Consultants, Inc.	(1,440)	-	(1,440)
Acquisition of Access Flow, Inc.	(2,550)	-	(2,550)
Acquisition of AdvancedNetworX, Inc.	-	-	-
Acquisition of Marketware Inc.	-	-	-
Acquisition of Select, Inc.	153	-	153
Proceeds from sale of property and equipment	1	-	1
Transaction costs paid for acquisitions	(225)	-	(225)
Net cash used in investing activities	(6,321)	-	(6,321)

Cash flows from financing activities:
Borrowings under non-interest bearing floor plan financing, net	7,530	-	7,530
Excess tax benefits from stock option exercises	1,107	(22)	1,085
Proceeds from shares issued under Employee Stock Purchase Plan	344	-	344
Payments on other borrowings	(601)	-	(601)
Purchase of stock resulting from grantee election	(61)	-	(61)
Proceeds from exercise of stock options	831	-	831
Proceeds from issuance of common stock	8,751	-	8,751
Payments on borrowings under acquisition credit facility	(6,000)	-	(6,000)
Purchase of common stock	(3,234)	-	(3,234)
Proceeds from other borrowings	460	-	460
Net cash provided by financing activities	9,127	(22)	9,105

Net increase in cash and cash equivalents	1,597	-	1,597
Cash and cash equivalents at beginning of period	9,340	-	9,340
Cash and cash equivalents at end of period	$10,937	$-	$10,937

3.  Acquisitions

The Company completed two acquisitions in 2009 and three acquisitions in 2008. The acquisitions were undertaken to improve the Company’s geographic presence and enhance its technical capabilities.  The 2009 acquisitions were accounted in accordance with the provisions of ASC 805 Business Combinations, which provides among other things, that contingent consideration be estimated and recognized at the time of acquisition.

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

Consideration paid at closing consisted of (a) $350 in cash, (b) reimbursed inventory commitments of $60, (c) liabilities assumed of $28, (d) stock options granted to the seller valued at $23, (e) state sales taxes incurred in the transaction of $7, and (f) a noncompete agreement payment to the seller of $1.  Cash of $35 was initially retained by the Company under defined holdback provisions and was subsequently paid.  Transaction costs of $21 were charged as incurred to selling, general and administrative expenses.   Additional purchase consideration may be payable based on the Northern California region’s operating income contribution during the two years subsequent to the acquisition date. For the one year period ending December 31, 2010, the operating profit contribution did not meet the minimum requirement resulting in no additional purchase consideration due. For the twelve-month period ending December 31, 2011, a minimum of zero and a maximum of $1,313 additional purchase price consideration can be earned, of which up to 50% may be paid in the form of common stock, at the Company’s option.

Estimated additional purchase consideration payable was recorded at fair value on the acquisition date in the amount of $825 and classified as other non-current liabilities as of December 31, 2009.  As of December 31, 2010, the estimated additional purchase consideration for both one-year periods ending December 31, 2011 and December 31, 2010 was revised to $0, resulting in a reduction in selling, general and administrative expenses of $825.  The estimated additional consideration will be remeasured to fair value at each reporting date until settled.

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

Estimated additional purchase consideration payable was recorded at fair value on the acquisition date in the amount of $477.  The estimated additional consideration was remeasured as of December 31, 2010 and 2009 based on revised operating income forecasts, resulting in reduced selling, general, and administrative expense of $453 in 2010 and increased selling, general, and administrative expense of $109 in 2009.  The estimated additional purchase consideration payable of $11 and $254 are classified as accrued expenses and $122 and $332 are classified as other non-current liabilities as of December 31, 2010 and 2009, respectively, based on when the amounts are expected to be earned.  The estimated additional consideration will be remeasured to fair value at each reporting date until settled.

(c)  NetTeks Technology Consultants, Inc.

On November 14, 2008, the Company purchased the operations and certain assets, and assumed specified liabilities of NetTeks Technology Consultants, Inc. (“NetTeks”). NetTeks is a Boston, Massachusetts-based network consulting organization with offices in downtown Boston and Glastonbury, Connecticut, with revenues for the twelve months ended September 30, 2008 of approximately $12,700.

 Consideration paid at closing consisted of $1,350 in cash and 30,770 shares of the Company’s common stock, of which 15,385 shares were held in escrow under holdback provisions as defined in the acquisition agreement.  Additional purchase price consideration of $1,500 was paid in cash to NetTeks for exceeding the New England region operating income contribution target for the six month period ending December 31, 2009.  Additional purchase price consideration of $1,700 was earned by NetTeks for exceeding the New England region operating income contribution target for the year ending December 31, 2010. The additional consideration was paid in April 2011, consisting of a cash payment of $850 and the issuance of 113,182 shares of the Company’s common stock with a value of $850.  The additional purchase price consideration was accounted for as goodwill.

(d)  VocalMash

On December 4, 2008, the Company purchased the operations of VocalMash, a business owned and operated by the Company’s Vice President of Sales. VocalMash is an application integration company that utilizes Web 2.0 technologies to integrate unified communications systems with other enterprise applications.

Consideration paid at closing consisted of 60,000 shares of the Company’s common stock valued at $4.89 per share for a total of $293. Additional purchase consideration of up to a maximum of $380 was payable if certain operating income contribution targets were achieved for 2009. Such targets were not achieved and no additional purchase consideration is due.

(e)  Access Flow, Inc.

On June 6, 2008, the Company purchased the operations and certain assets, and assumed specified liabilities of Access Flow, Inc. (“AF”). AF is a Sacramento, California-based consulting organization focused on delivering VMware-based data center virtualization solutions, with revenues for the twelve months ended March 31, 2008 of approximately $10,500. Consideration paid at closing consisted of $2,450 in cash and 262,692 shares of the Company’s common stock, of which 24,000 shares were placed in escrow under holdback provisions as defined in the acquisition agreement. During the quarter ended September 30, 2009, these shares were released to AF less 3,359 shares representing $34 for costs reimbursable to the company under the escrow provisions.  The 3,359 shares returned from escrow were retired.  Upon the release of the remaining shares in escrow to AF, 1,032 shares in Company common stock representing $14 were issued to the broker of the transaction. The two shareholders of AF entered into five-year non-compete agreements at closing, which provide for payments to each in the aggregate amount of $50 in equal monthly installments of approximately $8 each per month over the six month period subsequent to closing.

Additional purchase price consideration valued at $497 and $377 was earned by AF for the achievement of certain customer billing milestones during the twelve-month periods ending June 30, 2010 and 2009, respectively.  The 2010 consideration consisted of a cash payment of $248 and the issuance of 50,525 shares of the Company’s common stock with a value of $249.  In addition, cash of $25 was paid to the broker of the transaction.

The 2009 consideration consisted of a cash payment of $182 and issuance of 29,435 shares of the Company’s common stock with a value of $195.  In addition, cash of $9 and 1,472 shares valued at $10 were paid to the broker of the transaction.  The Company recognized goodwill for the additional purchase price consideration and broker’s fee.

(f)  Network Architects, Corp.

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

  (g)  Acquisitions Summary

The following table summarizes the estimated fair values, including professional fees and other related acquisition costs, at the closing date for 2009 and 2008 acquisitions, including additional purchase price consideration subsequently paid.  There were no acquisitions in 2010.

	Marketware	ANX	VocalMash	NetTeks	AF
Allocated acquisition cost:
Intangible assets	$491	$299	$7	$1,296	$1,483
Inventory	9	—	—	9	5
Property and equipment	79	59	—	134	696
Other assets	50	—	—	—	—
Goodwill	665	784	286	3,418	5,363
Current portion of capital lease obligations	—	(15)	—	—	(96)
Accrued expenses	(7)	—	—	(1,703)	(49)
Deferred revenue	(5)	(156)	—	—	—
Other current liabilities	(17)	—	—	—	—
Long-term portion of capital lease obligations	—	(19)	—	—	(176)
Other long-term liabilities	(831)	(477)	—	—	—
Net assets acquired	$434	$475	$293	$3,154	$7,226

Amount of goodwill deductible for U.S. Federal income tax purposes	$—	$39	$286	$3,418	$5,363

Certain amounts of the goodwill, acquired intangible assets, and property and equipment were determined to be impaired during the fourth quarters of 2010, 2009 and 2008 as discussed in Note 4.

(h)  Pro Forma Summary (Unaudited)

The following pro forma consolidated amounts give effect to the Company’s 2009 acquisition of ANX and Marketware as if they had occurred January 1, 2008. The pro forma consolidated amounts are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect and should not be construed as being representative of future operating results.

	Year Ended December 31,
	2009	2008, As Restated
Revenues	$234,022	$285,260
Net loss	$(5,089)	$(13,823)
Net loss per share:
Basic	$(0.58)	$(1.68)
Diluted	$(0.58)	$(1.68)
Weighted average shares used in calculation:
Basic	8,830,228	8,217,756
Diluted	8,830,228	8,217,756

The following pro forma consolidated amounts give effect to the Company’s 2008 acquisition of AF, NetTeks, and VocalMash as if they had occurred January 1, 2008. The pro forma consolidated amounts are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect and should not be construed as being representative of future operating results.

Year Ended December 31, 2008, As Restated
Revenues	$272,421
Net loss	$(12,209)

Net loss per share - Basic	$(1.49)
Net loss per share - Diluted	$(1.49)

Weighted average shares - Basic	8,215,756
Weighted average shares - Diluted	8,215,756

(i)  Noncash Investing and Financing Activities Relating to Acquisitions

The Company’s noncash investing and financing activities relating to acquisitions are as follows:

	2010	2009	2008
Acquisition of Access Flow, Inc.:
Fair value of assets acquired	$522	$394	$6,631
Common stock issued	(249)	(185)	(3,586)
Capital lease obligation assumed	—	—	(272)
Transaction costs accrued	—	—	(16)

Acquisition of NetTeks Technology Consultants, Inc.:
Fair value of assets acquired	1,700	1,500	1,654
Common stock issued	—	—	(163)
Estimated contingent consideration accrued	(1,700)	(1,500)	—

Acquisition of AdvancedNetworX, Inc.:
Fair value of assets acquired	—	1,142	—
Common stock issued	—	(10)	—
Liabilities assumed	—	(190)	—
Estimated contingent consideration accrued	—	(477)	—

Acquisition of Marketware Inc.:
Fair value of assets acquired	—	1,294	—
Common stock options granted	—	(23)	—
Liabilities assumed	—	(35)	—
Estimated contingent consideration accrued	—	(825)	—

Acquisition of Network Architects, Corp.:
Fair value of assets acquired	—	—	741
Common stock issued	—	—	(741)

Acquisition of VocalMash:
Fair value of assets acquired	—	—	293
Common stock issued	—	—	(293)

(j)  Post Acquisition Revenues and Earnings

Revenues and operating income (loss) for acquired businesses during the period from the acquisition closing date to the end of the year in which it was acquired, were as follows:

	Year Acquired	Acquisition Closing Date	Total Revenues	Operating Income (Loss)

Marketware	2009	December 31, 2009	$—	$—
ANX	2009	July 17, 2009	1,443	(282)
VocalMash	2008	December 4, 2008	—	(3)
NetTeks	2008	November 14, 2008	850	80
AF	2008	June 6, 2008	3,631	(2,025)

4.  Goodwill, Purchased Intangibles, and Impairment Charges

(a)  Goodwill

The changes in the carrying value of goodwill during 2010, 2009 and 2008 consisted of the following:

	Gross	Impairment Losses	Net

Balance, January 1, 2008	$16,603	$—	$16,603
Acquisitions	4,951	—	4,951
Additional purchase price earned under acquisition agreements	753	—	753
Purchase price adjustments	(160)	—	(160)
Impairment charge	—	(9,265)	(9,265)
Balance, December 31, 2008	22,147	(9,265)	12,882
Acquisitions	1,449	—	1,449
Additional purchase price earned under acquisition agreements	1,894	—	1,894
Purchase price adjustments	25	—	25
Impairment charge	—	(2,380)	(2,380)
Balance, December 31, 2009	25,515	(11,645)	13,870
Additional purchase price earned under acquisition agreements entered into prior to 2009	2,222	—	2,222
Impairment charge	—	(2,560)	(2,560)
Balance, December 31, 2010	$27,737	$(14,205)	$13,532

(b)  Purchased Intangibles

	December 31, 2010		December 31, 2009		December 31, 2008		Weighted	Weighted
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Average Amortization Period	Average Remaining Life
Customer and strategic relationships	$1,335	$1,033	$1,335	$715	$2,237	$1,368	3.00	1.06
Non-compete agreements	1,313	712	1,313	406	915	468	4.05	3.07
Trademarks	313	201	313	80	915	510	2.68	0.93
Total	$2,961	$1,946	$2,961	$1,201	$4,067	$2,346	3.43	2.24

All intangible assets are amortized to zero and do not have residual values.  Amortization expense totaled $745, $751 and $754 for 2010, 2009 and 2008, respectively.  During the fourth quarter of 2008, a $3,459 impairment charge for intangible assets was recorded as discussed further below.

The estimated aggregate amortization expense for future years is as follows:

2011	$636
2012	165
2013	139
2014	75
Total	$1,015

The following tables present details of the intangible assets acquired through business combinations during 2009 and 2008.  There were no business combinations in 2010.

	Customer And Strategic Relationships		Non-compete Agreements		Trademarks and Other Intangibles		Total
	Weighted Average Useful Life (in Years)	Amount	Weighted Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted-Average Useful Life (in Years)	Amount
2009:
AdvancedNetworX, Inc.	2.00	$30	2.00	$269	—	$—	2.00	$299
Marketware Inc.	4.00	25	5.00	367	2.00	99	4.34	491
Total	2.92	$55	3.73	$636	2.00	$99	3.46	$790
2008:
Access Flow, Inc.	3.36	$477	5.00	$556	3.29	$450	3.95	$1,483
NetTeks Technology Consultants, Inc.	3.00	513	5.00	340	1.97	443	3.17	1,296
VocalMash	—	—	2.00	7	—	—	2.00	7
Total	3.17	$990	4.98	$903	3.17	$893	3.50	$2,786

(c)  Impairment Charges

Impairment charges recorded by reporting unit during the three years ended December 31, 2010 were as follows:

	2010	2009	2008
Reporting Unit:	Goodwill	Goodwill	Goodwill	Intangibles	Equipment	Total
New England	$1,854	$1,146	$2,354	$2,404	$63	$4,821
Northern California	594	—	852	1,055	284	2,191
North Carolina	—	723	—	—	—	—
VocalMash	—	286	—	—	—	—
Federal	112	225	—	—	—	—
Southwest	—	—	3,224	—	—	3,224
Southern California	—	—	1,521	—	—	1,521
Northwest	—	—	1,314	—	—	1,314
Total impairment charge	$2,560	$2,380	$9,265	$3,459	$347	$13,071

Goodwill impairment tests are performed at least annually or more frequently when events or circumstances indicate that the carrying value may not be recoverable.  If a reporting unit fails step 1 of the goodwill impairment test, an impairment test of long-lived assets is triggered.  Step 2 of the impairment tests compare the estimated fair value of the affected reporting unit’s goodwill or long-lived asset against the carrying value of that asset.  The impairment charges summarized in the table above were recorded in the fourth quarter of the year indicated.  Goodwill impairment charges represent a Level 3 assessment under fair value accounting standards.

2010

Goodwill was recorded in 2010 for additional purchase consideration earned under the NetTeks and AF asset purchase agreements.  The additional purchase consideration recorded under the AF asset purchase agreement was allocated to the various reporting units responsible for achieving the billings target on which the additional purchase consideration was based, including the New England and Federal reporting units.  The NetTeks acquisition is accounted for under the New England reporting unit.  The New England and Federal reporting units were adjusted to their fair value as a result of the 2009 annual goodwill impairment test.  Based on an updated fair value assessment, substantially all of the 2010 additional purchase consideration accounted for under the New England and Federal reporting units was determined to be in excess of fair value and was recorded as an impairment charge during the fourth quarter in the amount of $2,560.  In connection with this triggering event, the Company tested the recoverability of its long-lived assets and concluded the carrying values did not exceed fair value.  During the first two quarters of 2010, the Northern California reporting unit generated substantial operating losses compared to the operating income forecast in connection with the 2009 annual goodwill impairment test.  This triggered the requirement to perform an interim impairment test of both goodwill and long lived assets, resulting in the goodwill impairment charge of $594 recorded in the second quarter of 2010.

2009

Based on an updated fair value assessment the Company concluded that the goodwill of its New England, North Carolina, Northern California, and Federal reporting units was impaired and recorded an impairment charge of $2,380 in the fourth quarter of 2009.  The impairment was a result of the continued depressed operating results in the aftermath of the international financial crisis.  In connection with this triggering event, the Company tested the recoverability of its long-lived assets and concluded the carrying values did not exceed fair value.

 2008

Based on an updated fair value assessment the Company concluded that the goodwill of its New England, Northern California, Southern California, Northwest, and Southwest reporting units was impaired and recorded an impairment charge of $9,265 in the fourth quarter of 2008.  The impairment was a result of the sharp decline in the Company’s market capitalization beginning in November 2008 and the rapidly deteriorating macroeconomic environment in the fourth quarter of 2008 during the international financial crisis.  In connection with these triggering events, the Company tested the recoverability of its long-lived assets and concluded the carrying values of intangible assets and property and equipment in the Northern California and New England reporting units were no longer recoverable. Consequently, during the fourth quarter of 2008, the Company recorded an impairment charge of $3,459 and $347 to write the intangibles assets and property and equipment, respectively, down to their estimated fair values.  The fair value of intangible assets is estimated primarily using the income approach.  The income approach is based on a discounted cash flow analysis (“DCF”) and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the DCF include judgments about the appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows.

5.  Property and Equipment

Property and equipment consisted of the following:	December 31,
	2010	2009	2008
Computer equipment	$6,526	$5,776	$5,136
Computer software	2,774	2,543	3,015
Computer equipment under capital lease obligations	537	537	229
Furniture and fixtures	1,331	1,072	1,047
Leasehold improvements	937	730	1,209
Total property and equipment	12,105	10,658	10,636
Accumulated depreciation and amortization	(7,312)	(5,825)	(5,429)
Total property and equipment, net	$4,793	$4,833	$5,207

Property and equipment are depreciated over their estimated useful lives ranging from three to seven years using the straight-line method.  Accumulated depreciation and amortization includes accumulated amortization of computer equipment under capital lease obligations of $358, $203 and $78 at December 31, 2010, 2009 and 2008, respectively. Depreciation expense includes capital lease amortization expense and is recorded in the following categories in the statements of operations:

	Year Ended December 31,
	2010	2009	2008
Cost of sales	$438	$452	$423
Selling, general and administrative expenses	1,664	1,916	1,490
Total depreciation and amortization expense	$2,102	$2,368	$1,913

6.  Accounts Payable Floor Plan

On December 16, 2009, the Company amended its senior credit facility agreement (“Agreement”) with Castle Pines Capital LLC (“CPC”) which provides inventory financing and working capital funding.  The Agreement provides a discretionary line of credit up to a maximum aggregate amount of $70,000 to purchase inventory from CPC approved vendors.  The credit facility is collateralized by substantially all of the assets of the Company and is for a one year period with automatic one year renewals, except as otherwise provided.  The Agreement contains quarterly financial covenants concerning the Company’s current ratio, tangible net worth, and total liabilities to tangible net worth.  The Agreement also contains other customary covenants.

The Agreement provides a working capital revolving line of credit under the above line of credit with an aggregate outstanding sublimit of $10,000 with interest payable monthly at the rate of prime plus 0.5%.

The senior credit facility also provides an additional $10,000 credit facility specifically for acquisitions (“Acquisition Facility”). Advances under the Acquisition Facility are not to exceed 80% of purchase price (purchase price not to exceed six times adjusted EBITDA, as defined).  Interest is payable at the rate of prime plus 2% and the Agreement specifies an acquisition commitment fee of 7/8 of 1% of the advance amount.  Repayment of each advance under the Acquisition Facility is interest only for first year then amortizing for 36 to 48 months, with no penalty to prepay any principal balance. The loan will also be reduced annually by an amount equal to 25% of excess cash flow, as defined.  CPC may negotiate with the Company to revise existing financial covenants in conjunction with each advance as required.

Termination date of the senior credit facility was extended to December 31, 2011, subject to automatic annual renewal as defined in the Amendment.  The Company expects that the Agreement will be extended under substantially similar terms.

As of December 31 borrowing capacity and availability under the Credit Facility was as follows:

	Year Ended December 31,
	2010	2009	2008
Total Credit Facility	$70,000	$70,000	$60,000
Borrowing base limitation	(21,685)	(23,877)	(16,873)
Total borrowing capacity	48,315	46,123	43,127
Less interest-bearing borrowings	—	—	—
Less non-interest bearing advances	(41,129)	(44,561)	(40,002)
Total unused availability	$7,186	$1,562	$3,125

The “unused availability” is the amount not borrowed, but eligible to be borrowed. The borrowing base restrictions generally restrict our borrowings under the Credit Facility to 85% of the eligible receivables, 100% of our Floor planned inventory and 75% of Cisco vendor rebates receivable.

The Company uses the Credit Facility to finance purchases of Cisco products from Cisco and from certain wholesale distributors. Cisco provides 60-day terms, and other wholesale distributors typically provide 30-day terms. Balances under the Credit Facility that are within those respective 60-day and 30-day periods (the “Free Finance Period”) do not accrue interest and are classified as floor plan financing in our balance sheet.

To the extent that we have credit availability under the Credit Facility, it gives us the ability to extend the payment terms past the Free Finance Period. Amounts extended past the Free Finance Period accrue interest and are classified as notes payable on our balance sheet, for which there was no balance outstanding at December 31, 2010, or 2009. These extended payment balances under the Credit Facility accrue interest at the prime rate (3.25% at December 31, 2010) plus 0.5%.

As of December 31, 2010, the Company was in compliance with the Agreement’s financial covenants, and anticipates it will be able to comply with these covenants during the next twelve months. In May 2011, CPC waived the Company’s events of default under the Agreement loan covenants regarding timely provision of GAAP financial statements.  In the future, if any of the loan covenants were violated, the Company would be required to seek waivers from CPC for those non-compliance events. If CPC refused to provide waivers, the amount due under the Agreement could be accelerated and the Company could be required to seek other sources of financing.

The weighted-average interest rate for borrowings under all credit line arrangements in effect during 2010, 2009 and 2008 was 0.0%, 0.0% and 7.5%, respectively.  The average amount of borrowings under all credit line arrangements in effect during 2010, 2009 and 2008 were zero, zero and $3,000, respectively.

To the extent we were unable to maintain our relationship with CPC on the same general terms and conditions as described above, we would endeavor to execute a similar relationship with another Cisco based floor plan financier.

7.  Income Taxes

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2010	2009	2008, As Restated
Current provision:
Federal	$1,796	$—	$63
State	439	232	221
Total current provision	2,235	232	284
Deferred expense (benefit)	(6,148)	113	1,677
Total expense (benefit) from continuing operations	(3,913)	345	1,961
Total expense (benefit) from discontinued operations	—	(47)	19
Total expense	$(3,913)	$298	$1,980

The total provision for income taxes for continuing operations during the years ended December 31, 2010, 2009 and 2008 varied from the U.S. Federal statutory rate due to the following:

	Year Ended December 31,
	2010	2009	2008, As Restated
Federal income tax at statutory rate	$490	$(1,327)	$(3,679)
Impairment of non-deductible goodwill and intangible assets	487	370	800
Meals and entertainment expenses	147	100	101
State taxes, net of Federal tax benefit	237	92	(6)
Equity compensation	137	336	183
Deferred tax rate and other	81	(31)	(125)
Valuation allowance	(5,492)	805	4,687
Total (benefit) expense from continuing operations	$(3,913)	$345	$1,961

Net deferred tax assets computed at the statutory rate related to temporary differences were as follows:

	Year Ended December 31,
	2010	2009	2008, As Restated
Deferred tax assets:
Accounts and notes receivable	$811	$738	$791
Closing and severance costs	77	29	85
Deferred revenue	1,489	805	329
Share-based compensation	387	272	155
Accrued liabilities	2,770	1,704	1,412
Depreciation	—	—	45
Intangible assets	2,175	2,583	2,234
Other	28	60	23
Net operating loss carry forward /tax credit carry forward	—	437	64
Total deferred tax assets	7,737	6,628	5,138
Less: Valuation allowance	—	(5,492)	(4,687)
Net deferred tax asset	7,737	1,136	451
Deferred tax liabilities:
Inventory reserves	(118)	(349)	(402)
Depreciation and gain / loss on disposal	(533)	(151)	—
Deferred costs	(901)	(636)	(49)
Total deferred tax liabilities	(1,562)	(1,136)	(451)
Net deferred tax asset (liability)	$6,175	$—	$—

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

During the fourth quarter of 2008, after giving consideration to a variety of factors such as the cumulative three year net operating loss and the current year impairment charges, the Company established a full valuation allowance against its net deferred tax asset totaling $4,687 having determined that it was more likely than not that the deferred tax assets would not be realized.  As of December 31, 2009, the Company continued to maintain a full valuation allowance against net deferred tax assets totaling $5,492.  At June 30, 2010, the Company released the valuation allowance in full and recognized an income tax benefit of $5,492.  The Company reached this determination after giving consideration to a variety of factors including but not limited to:  (a) the current period realization of all net operating loss (NOL) carry forwards totaling $3,510, (b) the current period taxable income and (c) the expectation of future earnings, thus concluding that it is more likely than not that the Company’s deferred tax assets will be realized.

The Company recognizes tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized.  Accordingly, deferred tax assets are not recognized for NOL carry forwards resulting from windfall tax benefits.  A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the cumulative book compensation charge associated with the award.  As of December 31, 2009, windfall tax benefits included in NOL carry forwards but not reflected in deferred tax assets were $2,413.  As of December 31, 2010, the Company expects to utilize windfall tax benefits included in NOL carry forwards but not reflected in deferred tax assets of $2,413 with the related tax benefit reflected in additional paid-in capital.

The Company is subject to U.S. Federal income tax as well as income taxes in multiple state and local jurisdictions.  With few exceptions, the Company is no longer subject to U.S. Federal or state and local income tax examinations by tax authorities for years before 2005.  The Internal Revenue Service is currently reviewing the 2008 and 2009 Federal tax returns and the examination is estimated to close August of 2011.  In addition, the state of Texas Comptroller’s Office is performing a desk review of the franchise tax returns for the years 2008 and 2009.  Presently, no adjustments have been proposed. Management has made no provision for potential adjustments.

The Company recognizes the financial statement benefit of a tax position only after determining that they are more likely than not to sustain the position following an audit.  The Company believes that its income tax positions and deductions will be sustained on audit and therefore no reserves for uncertain tax positions have been established.  Accordingly, no interest or penalties have been accrued as of December 31, 2010, 2009 and 2008.  The Company’s policy is to include interest and penalty related to unrecognized tax benefits as a component of income tax expense.

8.  Stockholders’ Equity

(a)  Registered Direct Offering

In June, 2008, the Company sold 900,000 shares of common stock through a registered direct offering to certain institutional investors at a price of $11.00 per share. The net cash proceeds, after deducting the placement agent’s fee and other offering expenses of $1,149, were approximately $8,751. The net cash proceeds were partially used to repay the then $6,000 outstanding balance under the Acquisition Facility, with the remainder to be used for general corporate purposes including possible future acquisitions.

(b)  Equity Compensation Plans

The Company currently grants stock awards under the following equity compensation plans:

1996 Incentive Stock Plan and the 1996 Non-Employee Director Stock Option Plan — The 1996 Incentive Stock Plan (the “1996 Incentive Plan”) and the 1996 Non-Employee Director Stock Option Plan (the “Director Plan”) were approved by the shareholders and no further shares may be granted under either plan. The 1996 Incentive Plan provided for the granting of incentive awards in the form of stock options, restricted stock, phantom stock, stock bonuses and cash bonuses in accordance with the provisions of the plan. The Director Plan provided for a one-time option by newly elected directors to purchase up to 5,000 common shares, after which each director was entitled to receive an option to purchase up to 5,000 common shares upon each date of re-election to the Company’s Board of Directors. Options granted under the Director Plan and the 1996 Incentive Plan have an exercise price equal to the fair market value on the date of grant, are fully vested at December 31, 2007, and generally expire ten years after the grant date.

2000 Stock Incentive Plan — the Company adopted the 2000 Stock Incentive Plan (the “2000 Incentive Plan”) as approved at the May 2000 annual shareholder’s meeting. At the May 12, 2009 shareholder’s meeting the 2000 Incentive Plan was amended to increase the number of shares of common stock available for stock option grants to 3,423,103. The 2000 Incentive Plan provides for the granting of incentive awards in the form of stock-based awards and cash bonuses in accordance with the provisions of the plan. All employees, including officers, and consultants and non-employee directors are eligible to participate in the 2000 Incentive Plan. Generally, the Compensation Committee has the discretion to determine the exercise price of each stock option under the 2000 Incentive Plan, and they expire within ten years of the grant date, except those classified as Incentive Stock Option (“ISO”) grants to a 10% or greater stockholder. ISO grants to a 10% or greater stockholder expire within five years of the grant date. Awards granted under the 2000 Incentive Plan are subject to either cliff or graded vesting, generally ranging from three to five years. At December 31, 2010 and 2009, 225,848 shares and 193,923 shares, respectively, were available for future awards under the 2000 Incentive Plan.

(c)  Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the 2010, 2009 and 2008 periods were calculated using the following estimated weighted average assumptions:

	2010	2009	2008
Expected volatility	65%	75%	61%
Expected term (in years)	6.1	6.9	6.5
Risk-free interest rate	1.8%	3.0%	2.8%
Expected dividend yield	0%	0%	0%

The Company uses the simplified method to estimate expected lives for options granted during the period. The expected volatility is based on the historical volatility of our stock price.  The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption. The Company has not historically issued any dividends and does not expect to in the future.

(d)  Share-Based Compensation Expense

The Company uses the straight-line attribution method to recognize expense for unvested awards. The amount of share-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company updates its forfeiture rate annually.

Share-based compensation expense for employee stock purchases, restricted stock awards and stock options recognized for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Year Ended December 31,
	2010	2009	2008

Cost of products and services — services	$238	$267	$265
Selling, general and administrative expenses	1,933	1,826	1,440
Share-based compensation from continuing operations before income taxes	2,171	2,093	1,705
Income tax benefit	—	—	—
Total share-based compensation from continuing operations	$2,171	$2,093	$1,705
Impact of total share-based compensation on net income per share:
Basic	$(0.23)	$(0.24)	$(0.21)
Diluted	$(0.23)	$(0.24)	$(0.21)

There was no share-based compensation from discontinued operations for all periods presented.  Tax benefits recorded in the consolidated statements of operations for share-based payment awards were $715, $67 and $1,085 in the years ended December 31, 2010, 2009 and 2008.

(e)  Option Activity

A summary of the stock option activity under the Company’s stock plans for the year ended December 31, 2010, 2009 and 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	1,480,736	$4.83
Granted	20,000	7.59		$—
Exercised	(151,624)	5.48		$688
Forfeited	(51,600)	9.83		$—
Expired	(11,930)	1.51		$—
Options outstanding December 31, 2008	1,285,582	$4.63	5.51	$1,768
Options exercisable at December 31, 2008	948,782	$3.23	4.62	$1,768
Options vested and options expected to vest at December 31, 2008	1,173,424	$4.37	5.84	$1,767

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	1,285,582	$4.63
Granted	47,400	6.56		$33
Exercised	(12,447)	3.84		$33
Forfeited	(51,707)	8.63		$—
Expired	(5,390)	1.44		$16
Options outstanding December 31, 2009	1,263,438	$4.56	4.60	$2,925
Options exercisable at December 31, 2009	1,011,138	$3.65	3.89	$2,904
Options vested and options expected to vest at December 31, 2009	1,259,438	$4.56	4.58	$2,924

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	1,263,438	$4.56
Granted	28,000	7.46		$31
Exercised	(20,468)	1.76		$73
Forfeited	(40,030)	7.36		$—
Expired	(13,300)	1.78		$44
Options outstanding December 31, 2010	1,217,640	$4.61	3.66	$3,130
Options exercisable at December 31, 2010	1,105,100	$4.22	3.32	$3,102
Options vested and options expected to vest at December 31, 2010	1,214,718	$4.61	3.65	$3,129

The total intrinsic value of options exercised during the year ended December 31, 2010, 2009 and 2008 was $73, $33 and $688, respectively. The total grant-date fair value of stock options that became fully vested during the year ended December 31, 2010, 2009 and 2008 was approximately $551, $478, and $677, respectively. The weighted average grant-date fair value of options granted during the year ended December 31, 2010, 2009 and 2008 was $2.74, $3.44, and $5.28, respectively. As of December 31, 2010 and 2009, there was $449 and $963 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based option awards, which is expected to be recognized over a weighted-average period of 1.14 and 1.5 years.  Stock options expiring during 2010, 2009 and 2008 were 13,300, 5,390 and 11,930, respectively.

(f)  Restricted Stock Activity

A summary of the status of non-vested shares and changes during the year ended December 31, 2010, 2009 and 2008 is presented below:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2007	195,509	$—
Granted	332,443	$8.18
Vested	(57,708)	$11.17
Forfeited	(33,250)	$10.00
Non-vested at December 31, 2008	436,994	$9.03
Granted	342,574	$3.66
Vested	(159,479)	$7.08
Forfeited	(49,774)	$9.33
Non-vested at December 31, 2009	570,315	$6.33
Granted	209,000	$5.73
Vested	(230,730)	$6.51
Forfeited	(95,570)	$5.98
Non-vested at December 31, 2010	453,015	$6.03

Share-based compensation expense related to restricted stock awards was $1,477, $1,176, and $771 for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, there was $2,339 and $3,126 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over the weighted-average period of 1.8 and 2.1 years.

Upon re-election to the Board of Directors in May 2009 and 2008, INX issued 19,149 and 7,443 shares, respectively to its non-employee directors. The issued shares were valued at $90 as determined by multiplying the shares issued by the closing price per share on May 12, 2009 and May 13, 2008.

(g)  Employee Stock Purchase Plan

On April 3, 2008, the Company’s Board of Directors approved the INX Inc. 2008 Employee Stock Purchase Plan (the “Purchase Plan”) which was approved by Company stockholders at the Annual Meeting on May 13, 2008. The purpose of the Purchase Plan is to provide employees of the Company and its designated subsidiaries with an opportunity to purchase common stock of the Company. The aggregate number of shares of the Company’s common stock that will be available for issuance under the Purchase Plan is 500,000 shares, which shares may be authorized, but unissued shares or treasury shares. Eligible employees may elect to participate in each offering period by electing to contribute between 1% and 6% of such employee’s compensation to the Purchase Plan on each payroll date during the offering period. The Purchase Plan provides for a $6 limit on the amount of contributions that may be made to the Purchase Plan during any offering period. The purchase price per share is equal to 85% of the fair market value on the first trading day of the offering period or, if less, 85% of the fair market value on the last trading day of the purchase period. Under the Purchase Plan, during 2010, 2009 and 2008, the company issued 183,478, 238,919 and 77,600 shares, respectively and recognized share based compensation expense of $276, $347 and $193, respectively.

 (h)  Capital Stock

Holders of the Company’s common stock are entitled to one vote per share on all matters to be voted on by shareholders and are entitled to receive dividends, if any, as may be declared from time to time by the Board of Directors of the Company. Upon any liquidation or dissolution of the Company, the holders of common stock are entitled, subject to any preferential rights of the holders of preferred stock, to receive a pro rata share of all of the assets remaining available for distribution to shareholders after payment of all liabilities. There are no shares of preferred stock issued or outstanding.

(i)  Common Stock Repurchase Plan

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

On September 10, 2008, the Board of Directors authorized a common stock repurchase plan of up to $2,000 of the Company’s common stock on or before December 31, 2008. The purchases were required to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements and other factors. The plan also required the purchased shares to be retired as soon as practicable following the purchase. The plan did not obligate the Company to purchase any particular amount of common stock and could be suspended at any time at the Company’s discretion.  During September 2008, 78,940 shares were purchased under the plan for $557, an average purchase price of $7.03 per share.  During the three month period ended December 31, 2008, 201,933 shares were purchased under the plan for $1,138, an average purchase price of $5.61 per share.  On December 3, 2008, the Board of Directors modified the September 10, 2008 common stock repurchase plan, authorizing the repurchase of $2,000 during the period January 1, 2009 to March 31, 2009.  During the three-month period ended March 31, 2009, 19,466 shares were purchased for $66 and retired. From inception of the repurchase plan to March 31, 2009, 300,339 shares were purchased for $1,762, an average purchase price of $5.84 per share. The repurchase plan expired on March 31, 2009.

On May 12, 2009, the Board of Directors authorized a new common stock repurchase plan of up to $2,000 of the Company’s common stock on or before October 31, 2009. The purchases were required to be made in open market or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements and other factors. The plan also required the purchased shares to be retired as soon as practicable following the purchase. The plan did not obligate the Company to purchase any particular amount of common stock and could be suspended at any time at the Company’s discretion.  No shares of common stock were repurchased under the plan.  The plan expired on October 31, 2009.

(j)  Issuance of Restricted Common Stock

In December 2008, the Company issued 6,000 shares of restricted common stock to an investor relations firm under a services agreement.  The issued shares were valued at and the Company recognized the resultant expense $26 as determined by multiplying the shares issued by the closing price per share on December 31, 2008.

On January 5, 2010, the Company entered into a service agreement with an investor relations firm and per the terms of the agreement issued to them 5,000 shares valued at $28 on February 1, 2010 and an additional 5,000 shares valued at $25 on July 1, 2010.  The issued shares were valued and the Company recognized the resultant expense by multiplying the shares issued by the closing price per share on each respective date.

 (k)  Warrants

On May 7, 2004, 575,000 warrants were issued to purchase common stock at an exercise price of $12.45 per share. These warrants were exercisable through May 7, 2009 and were subject to redemption by the Company at a price of $0.25 per warrant upon 30 days notice to the holders; however, the Company could only redeem the warrants if the closing price for its common stock for any five consecutive days has equaled or exceeded $16.60.  All 575,000 warrants expired unexercised.  Included in the units issued on May 7, 2004 were warrants issued to the underwriters to purchase up to 50,000 units at an exercise price equal to $19.92 per unit. Warrants representing 5,045 units were exercised with the remaining units expiring unexercised on May 7, 2009.

In January 2006, the Company issued warrants to the investment banker of the Stratasoft sale to purchase up to 40,000 shares of common stock at an exercise price equal to $6 per share expiring January 27, 2011.  The warrants were exercised in full on January 26, 2011.

In January 2007, the Company issued warrants to an investor relations firm under a services agreement to purchase up to 50,000 shares of common stock at an exercise price equal to $8.00 per share expiring January 1, 2009.  The warrants expired unexercised.

9.  Major Customers, Major Vendor and Geographic Concentrations

No single customer represented more than 10% of 2010, 2009 or 2008 consolidated revenues.  Cisco, the Company’s main vendor, represented about 80% of product sales.  International sales were approximately 1.3%, 3.7% and 4.1% of consolidated revenues for 2010, 2009 and 2008, respectively, based on the country in which the products were delivered or services provided.

10.  Commitments and Contingencies

(a)	Self-Insured Medical Plan

Effective January 1, 2009, the Company implemented a self-insured employee medical benefit plan.  The Company maintains stop loss coverage with a third party insurer at $100 per claim and an annual aggregate loss limit of $3,215 based on the current enrollment in the plan. During the years ended December 31, 2010 and 2009, medical claims totaling $1,977 and $1,761 were incurred. At December 31, 2010 and 2009, the Company recognized a liability for $192 and $190, respectively, representing an estimate of the remaining cost of claims incurred as of the balance sheet date.  The Company’s liability is based on an analysis of historical data and actuarial estimates and includes known claims and an estimate of claims incurred but not yet reported.  Management believes that it has adequately reserved for the self-insurance liability; however, any significant variation in claims incurred but not paid from historical trends could cause actual expense to differ materially from the accrued liability.

(b)	Litigation

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

On August 3, 2009, the Company filed a lawsuit in the 152nd District Court of Harris County styled INX, Inc. v. General Consulate of Equatorial Guinea seeking damages plus interest, attorney fees, and costs of suit for breach of contract in connection with the Company’s lease of its then Houston, Texas location.  On August 13, 2010, the Company received payment of $140 in settlement of the litigation, which was recognized as a reduction of selling, general and administrative expenses in the third quarter of 2010.

On July 15, 2010, the Company filed a lawsuit in the United States District Court for the District of New Mexico (“US District Court”) styled INX, Inc. v. Azulstar, Inc. (“Azulstar”) seeking compensatory and punitive damages plus interest, attorneys’ fees, and costs of suit for breach of contract, tortious interference with business relations and existing contractual relations, and other claims.  Azulstar provided professional services as a subcontractor to the Company in connection with the State of New Mexico, Department of Transportation RailRunner Wireless System Project (“RailRunner Project”).  Azulstar hired subcontractors to assist it and is alleged by the Company not to have paid at least one subcontractor for work performed.  In addition to paying Azulstar directly for all work performed except $23 withheld, the Company paid an Azulstar subcontractor $146 directly.  The Company charged the duplicate costs to professional services cost of sales in the quarter ended December 31, 2009.  On September 10, 2010, Azulstar filed a motion to dismiss the Company’s claim for failure to join a party under Rule 19 of the Federal Rules of Civil Procedure (“Motion to Dismiss”).  The US District Court has not yet ruled on the motion.  The amount of damages and costs that may ultimately be recovered by the Company, if any, cannot be determined at this time.  The Motion to Dismiss includes statements that Azulstar intends to file breach of contract claims against the Company.  The nature and extent of Azulstar’s allegations cannot be determined and the final outcome of any lawsuit that may be filed by Azulstar on this matter cannot be predicted, including whether such threatened lawsuit could have a material adverse effect on INX’s results of operations or financial position.

The Company is also party to other litigation and claims which management believes are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a materially adverse effect on its results of operations, financial position, or cash flows.

(c)	Contingencies

The Company has contracts with the Federal government and its agencies and subcontracts with various Federal government contractors. The Company is subject to audit from time to time for compliance with government regulations and contract provisions including costs incurred.  An adverse finding under an audit could result in the disallowance of our costs under a government contract, termination of a government contract, forfeiture of profits, suspension of payments, fines and suspension and prohibition from doing business with the Federal government. In the event that an audit results in disallowance of our costs under a contract, the Company has the right to appeal the findings of the audit under applicable dispute resolution provisions.

(d)	Lease Commitments

The Company leases office space and certain equipment under non-cancelable operating and capital leases expiring on various dates through 2015 with various renewal options.  The Dallas corporate offices and regional office lease expires in 2015 and is renewable for one additional five year term.  Other office leases include leases for the Company’s accounting and sales offices in Houston, Texas and office leases for various regional sales offices.  Some office leases contain scheduled base rent increases over the term of the lease and may include periodic rent adjustments for real estate taxes, insurance and other operation expenses applicable to the property.  For leases with scheduled rent increases, the Company recognizes rent expense ratably over the lease term. Additionally, some office lease agreements provide for the cost of leasehold improvements to be paid or subsidized by the landlord.  We recognize landlord payments for leasehold improvements as additions to leasehold improvements and deferred rent expense.  Deferred rent expense is amortized ratably over the lease term.  During the years ended December 31, 2010, 2009 and 2008, we recognized $488, $136, and $0, in landlord paid leasehold improvements.

(e)	Operating Leases

Rent expense for the years ended December 31, 2010, 2009 and 2008 totaled $2,640, $2,301 and $1,940, respectively. During the fourth quarter of 2009, future minimum lease payments for a vacated location were accrued totaling $145, less a lump sum sublease payment of $46 received in 2010.  Future minimum rental commitments on non-cancellable operating leases with initial or remaining terms in excess of one year are $1,684 in 2011, $1,140 in 2012, $729 in 2013, $770 in 2014, and $599 in 2015.

(f)	Capital Leases

Future minimum lease payments on capital leases are $186 in 2011 and $55 in 2012, and include total imputed interest of $9.

(g)	401(k) Plan

The Company maintains a 401(k) savings plan wherein it matches a portion of the employee contribution. Effective March 1, 2008, the Company match was increased to 50 percent of the employee’s contribution to a maximum of three percent of compensation. Previously the Company match was $10 per pay period plus three percent of the employee’s contribution. In addition, there is a discretionary matching fund based on the Company’s profitability.  All full-time employees who have completed 90 days of service with the Company are eligible to participate in the plan. Declaration of the discretionary portion of the matching fund is at the discretion of the Board. The Company has made no additional contributions to the plan for the three years ended December 31, 2010. Under the standard plan matching program, the Company’s expense was $510, $525 and $557 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The carrying amount of cash and cash equivalents, receivables, inventory, deferred costs, prepaid expenses, accounts payable, accounts payable floor plan, accrued expenses, deferred revenue and other current assets and liabilities are a reasonable estimate of their fair values due to their short duration.  The Company’s financial instruments measured at fair value on a recurring basis that are subject to the hierarchy disclosure requirements are as follows:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Estimated Contingent Consideration:
Balance at December 31, 2007	$—	$—	$—	$—
Additions	—	—	—	—
Adjustment of estimate	—	—	—	—
Balance at December 31, 2008	—	—	—	—
Additions	—	—	1,302	1,302
Adjustment of estimate	—	—	109	109
Balance at December 31, 2009	—	—	1,411	1,411
Adjustment of estimate	—	—	(1,278)	(1,278)
Balance at December 31, 2010	$—	$—	$133	$133

The Company's other non-financial assets include goodwill, intangible assets and property and equipment, which are classified as Level 3 assets. These assets are measured at fair value on a non-recurring basis as part of the Company's impairment assessments and as circumstances require.

	Fair Value Measurements Using
	Year Ended December	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
Description	31, 2010	(Level 1)	(Level 2)	(Level 3)	(Losses)

Goodwill	$13,532	$—	$—	$13,532	$(2,560)
Intangible assets, net	1,015	—	—	1,015	—
Property and equipment, net	4,793	—	—	4,793	—
Total					$(2,560)

	Fair Value Measurements Using
	Year Ended December	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
Description	31, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)

Goodwill	$13,870	$—	$—	$13,870	$(2,380)
Intangible assets, net	1,760	—	—	1,760	—
Property and equipment, net	4,833	—	—	4,833	—
Total					$(2,380)

	Fair Value Measurements Using
	Year Ended December	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
Description	31, 2008	(Level 1)	(Level 2)	(Level 3)	(Losses)

Goodwill	$12,882	$—	$—	$12,882	$(9,265)
Intangible assets, net	1,721	—	—	1,721	(3,459)
Property and equipment, net	5,207	—	—	5,207	(347)
Total					$(13,071)

12.  Discontinued Operations

In November, 2005, the Company’s Board of Directors approved a plan to sell its Stratasoft subsidiary and Valerent operations.  Under a Stock Purchase Agreement (“SPA”) dated January 26, 2006, INX sold all outstanding shares of Stratasoft’s common stock.  The Company indemnified the buyer for potential losses as defined in the SPA to a maximum of $1,400, inclusive of amounts placed in escrow of $800.  The amount placed in escrow was fully expended in 2009 and the Company incurred an additional $137 of legal and other costs which was recorded as a loss on disposal of discontinued operations.  The period for presenting claims under the SPA has expired and there are currently no matters subject to pending or threatened litigation.

In October 2006, the Company sold its Valerent operations for cash and a promissory note in two separate transactions. One of the transactions included an earn-out provision that required additional consideration to be paid to the Company over a two year period based on sales levels achieved by the Valerent’s consulting operations.  The promissory note had a face value of $70 and was payable in twenty-four monthly installments of $3 plus interest of 10%. Due to the uncertainty associated with the collection of the promissory note, the gain on the sale of Valerent was deferred and recognized as payments were received.  All installments of the promissory note were paid as scheduled.  During the year ended December 31, 2008, the Company received $30 in note payments and earn-out payments of $26 which were recorded as gain on disposal of discontinued operations.  All promissory note payments and payments due under the earn-out provisions were fully paid in 2008.

The gain (loss) on disposal of discontinued operations are as follows:

	Year Ended December 31,
	2009	2008
Gain (loss) on sale of discontinued operations:
Stratasoft	$(137)	$—
Valerent	—	56
Income tax (expense) benefit	47	(19)
Income (loss) from discontinued operations, net of income taxes	$(90)	$37

The components of liabilities of discontinued operations in the accompanying balance sheets are as follows:

	December 31,
	2009	2008

Other current liabilities: Accrued expenses	$67	$44

There were no results of operations or balance sheet components of discontinued operations for the year ended December 31, 2010.

13.  Unaudited Quarterly Financial Data

The following table sets forth certain unaudited quarterly financial information for each quarter in 2010, 2009 and 2008:

	2010				2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
						(As Restated)	(As Restated)	(As Restated)
Total revenue	$72,961	$84,913	$84,055	$70,048	$57,088	$57,743	$56,179	$55,937
Total gross profit	$17,233	$19,151	$17,068	$12,533	$12,695	$13,031	$12,488	$11,927
Net income (loss) from continuing operations	$(1,400)	$927	$6,373	$(547)	$(3,541)	$(201)	$210	$(763)
Income (loss) from discontinued operations, net of taxes	$—	$—	$—	$—	$14	$(48)	$(17)	$(39)
Net income (loss)	$(1,400)	$927	$6,373	$(547)	$(3,527)	$(249)	$193	$(802)

Net income (loss) per share:
Basic	$(0.15)	$0.10	$0.69	$(0.06)	$(0.39)	$(0.03)	$0.02	$(0.09)
Diluted	$(0.15)	$0.09	$0.65	$(0.06)	$(0.39)	$(0.03)	$0.02	$(0.09)

Weighted average shares:
Basic	9,449,780	9,294,873	9,200,788	9,109,924	9,038,777	8,927,549	8,822,621	8,706,210
Diluted	9,449,780	9,880,852	9,753,846	9,109,924	9,038,777	8,927,549	9,319,280	8,706,210

	2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Total revenue	$62,154	$71,942	$63,959	$58,497
Total gross profit	$11,604	$13,390	$13,901	$12,108
Net income (loss) from continuing operations	$(15,403)	$556	$1,103	$959
Income (loss) from discontinued operations, net of taxes	$14	$9	$10	$4
Net income (loss)	$(15,389)	$565	$1,113	$963

Net income (loss) per share:
Basic	$(1.78)	$0.06	$0.15	$0.13
Diluted	$(1.78)	$0.06	$0.13	$0.12

Weighted average shares:
Basic	8,655,761	8,746,691	7,579,303	7,550,904
Diluted	8,655,761	9,338,353	8,281,715	8,242,191

Schedule II
Valuation and Qualifying Accounts
For Each of the Three Years Ended December 31, 2010
(Amounts in Thousands)

	Balance at Beginning Of Year	Charges to Costs and Expenses	Write-offs	Recoveries	Other Changes	Balance at End of Year
Allowance for doubtful accounts:
2008	$470	$541	$276	$—	$—	$735
2009	735	294	761	10	17	295
2010	295	457	119	13	5	651

Allowance for sales returns:
2008	347	84	—	—	—	431
2009	431	(116)	—	—	—	315
2010	315	51	—	—	—	366

Reserve for inventory obsolescence:
2008	94	(59)	—	—	—	35
2009	35	16	—	—	—	51
2010	51	(44)	—	—	—	7

Valuation allowance for deferred tax assets :
2008	—	4,687	—	—	—	4,687
2009	4,687	805	—	—	—	5,492
2010	5,492	253	—	—	(5,745)	—

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of certain members of our management, including our Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on this evaluation and as further set forth below, we believe our disclosure controls and procedures were not effective as of December 31, 2010.

Management’s Assessment of Disclosure Controls and Procedures

As a result of the material weaknesses in our internal control over financial reporting discussed below, we have concluded that our disclosure controls and procedures at December 31, 2010 were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010.

In conducting the evaluation, our management used the criteria based on the framework of Internal Control over Financial Reporting —Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation, we believe that, as of December 31, 2010, our internal control over financial reporting was not effective based on those criteria.

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

In this Form 10-K filing and in the contemporaneously filed Form 10-Qs for the first three quarters of 2010, we restate our financial statements for the 2008 quarterly and annual periods and the first three quarters of 2009.

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

Income Tax Valuation Allowance

To address our material weakness with respect to the accounting for our income tax valuation allowance we will enhance the accounting capabilities and knowledge of our staff and implement a review procedure to be performed by someone with the necessary knowledge and experience to correctly conclude on the assessment of the need for a valuation allowance.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2010, there have been no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

The certifications of INX's Principal Executive Officer and Principal Financial Officer attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning INX's disclosure controls and procedures and internal controls over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications.

 Item 9B.  Other Information.

On May 31, 2011, the Company received a waiver of events of default under the Agreement loan covenants through June 3, 2011, regarding: (a) non-timely provision of GAAP financial statements for the year ended 2009 and the three quarterly periods in 2010 and (b) non-timely provision of GAAP financial statements for the year ended 2010 and a waiver of events of default under the Agreement loan covenants through June 30, 2011 regarding non-timely provision of GAAP financial statements for the quarterly period ended March 31, 2011.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Name	Age	Position with the Company
James H. Long	52	Executive Chairman and Chairman of the Board
Donald R. Chadwick	67	Director, Nominating Committee Chairman
John B. Cartwright	64	Director, Compensation Committee Chairman
Cary Grossman	57	Director, Audit Committee Chairman
Mark T. Hilz	52	Director Nominee, President and Chief Executive Officer
Tilman J. Falgout, III	61	Director Nominee
Robert D. Repass	50	Director Nominee
William M. Sams	73	Director Nominee
Philip Rydzewski	48	Chief Financial Officer

Board of Directors

Set forth below is certain information regarding the current directors and nominees for election to the Board of Directors:

James H. Long, age 52, is the Company’s founder and served as the Chairman of the Board and Chief Executive Officer since its inception in 1983.  In October of 2010, Mr. Long resigned as Chief Executive Officer and became the Company’s Executive Chairman.  Mr. Long also served as the Company’s President through December 2003.  Prior to founding the Company, Mr. Long served with the United States Navy in a technical position and was then employed by IBM in a technical position.

Mr. Long’s day-to-day leadership and involvement with the Company, and his knowledge of, and many years of experience with, the Company’s operations and financial position, as well as his many years of relevant technology industry experience, make him well qualified to serve on our Board of Directors.

Donald R. Chadwick, age 67, has served as a member of the Board of Directors since September 1996 and currently serves as the chair of the Nominating Committee of the Board of Directors.  He served as Secretary from February 1992 to August 2002 and served as Chief Financial Officer of the Company from February 1992 until December 1999.  As Chief Financial Officer, his duties included supervision of finance, accounting and controller functions.  Mr. Chadwick is also a Certified Public Accountant.

Mr. Chadwick’s background in finance and accounting, complemented by his knowledge of the Company, its financial position and its industry, which he developed in part through his service as the Company’s Chief Financial Officer and Secretary, makes him well qualified to serve on our Board of Directors.

John B. Cartwright, age 64, has served as a member of the Board of Directors since August 2001 and currently serves as the chair of the Compensation Committee of the Board of Directors.  He has been the owner of John B. Cartwright & Associates, a Certified Public Accounting firm, since 1990.  From 1973 to 1990, Mr. Cartwright was the managing partner or managing stockholder of Cartwright, Matthews, Gonsoulin & Bradley, PC, Cartwright, Matthews & Gonsoulin, a Partnership and Cartwright & Matthews, a Partnership.  From 1969 to 1973, Mr. Cartwright was an Audit Supervisor of Touche Ross & Co. (now Deloitte & Touche LLP) in Houston.  Mr. Cartwright is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants, Texas Society of Certified Public Accountants, Houston Chapter of the Texas Society of Certified Public Accountants, and the past President of the Houston Chapter of the Community Associations Institute.

Mr. Cartwright brings to the Board of Directors an accounting and financial reporting background as well as leadership and management experience.

Cary Grossman, age 57, has served as a member of the Board of Directors and chair of the Audit Committee since December 2004.  He is the founder and President of Shoreline Capital Advisors, Inc., an investment and merchant banking firm he founded in 2010.   He was the Chief Financial Officer of Blaze Recycling & Metal, LLC from July 2007 through November 2009.  Mr. Grossman was the Executive Vice President of Gentium, S.P.A, an Italy-based biopharmaceutical company, from August 2004 until February 2007.  During that period he served as Chief Financial Officer, and later as its Chief Operating Officer.  Mr. Grossman was also a co-founder and officer of two special purpose acquisition companies during 2004-2006; Coastal Bancshares Acquisition Corp. and St. Bernard Software, Inc.  From April 2004 to January 10, 2005, he was also its Chief Financial Officer.  From 2002 until 2003 he served as Chief Financial Officer at U.S. Liquids, Inc., at the time an AMEX-listed environmental services company.  Mr. Grossman left U.S. Liquids, Inc. in 2003 as a result of the acquisition of three of its businesses and was President and Chief Executive Officer of the acquiring company, ERP Environmental Services, until November 2003.  From 1997 until 2002, Mr. Grossman served Pentacon, Inc., at the time a NYSE-listed company, as a board member and as Chairman of the Board of Directors.  From 1991 until 2002, Mr. Grossman was the Chief Executive Officer of McFarland, Grossman & Company, Inc., an investment banking and financial advisory firm.  Mr. Grossman practiced public accounting from 1977-1991.  He is a Certified Public Accountant and earned a BBA in accounting from The University of Texas.

Mr. Grossman brings to the Board of Directors accounting and financial reporting expertise as well as leadership experience having served as the Chief Financial Officer and other executive positions for various companies and having worked for more than a decade in public accounting.

Tilman J. Falgout, III, age 61, is currently the Chairman of the board of directors of America’s Car-Mart, a position he has held since 2004, and has been a director of that company since 1992.  He served as the CEO of America’s Car-Mart from 2002 until 2007 after serving in various capacities, Executive Vice President and General Counsel since 1995.  Prior to joining America’s Car-Mart, Mr. Falgout practiced corporate and securities law at Stumpf & Falgout, where he was a founder and managing partner of the firm.

Mr. Falgout’s qualifications to serve on the Board of Directors include his corporate governance and operational management experience, as well as his legal expertise. Mr. Falgout also brings a background in organizational leadership and experience serving as the Chairman and CEO of a public company.

Mark T. Hilz, age 52, is the Company’s President and Chief Executive Officer and has served in those roles since 2005. In addition, Mr. Hilz was named as the Company’s Chief Operating Officer in November.  Prior to serving in these executive officer roles with the Company, Mr. Hilz served since 2000 as the President and CEO of Internetwork Experts, Inc., the Company’s subsidiary that was merged into and with the Company in 2005. He has also served as President and CEO of PC Service Source, a technology service logistics company.

Mr. Hilz’s day-to-day leadership and involvement with the Company, and his knowledge of, and many years of experience with, the Company’s operations and financial position, as well as his many years of relevant technology industry experience, make him well qualified to serve on our Board of Directors.

Robert D. Repass, age 50, is currently a partner with Maxwell, Locke & Ritter, a privately held business services consulting and professional services firm.  Mr. Repass began his career in public accounting with Price Waterhouse (now PricewaterhouseCoopers) in 1982, and served as the managing partner of the Austin, Texas office from 1997 to 2000.  He was a partner with TL Ventures in 2000 and 2001 and served as Chief Financial Officer for Motion Computing, Inc. from 2002 until 2009.  He has served as a director and as the audit committee chair for numerous private companies, as well as non-profit organizations.  He formerly served as the chair of the audit committee of Bindview Development from 2003 to 2006 when it was acquired by Symantec Corporation.  He currently serves as the audit committee chair for Multimedia Games, Inc., a software and systems company.  He has also served on the boards of numerous civic organizations.

Mr. Repass’ qualifications to serve on the Board of Directors include his experience and expertise in accounting, corporate governance, venture capital and finance and within the technology industry.

William M. Sams, age 73, currently is a Managing Partner and Principal of the Marlin Sams Fund, LP.  From 1981 until 2000, Mr. Sams was the President and Chief Investment Officer of FPA Paramount Fund, Inc., as well as Executive Vice President to both First Pacific Advisors, Inc. and FPA Perennial Fund, Inc.  From 1966 to 1981 Mr. Sams was portfolio manager of various mutual funds.  He presently serves on the board of directors of Unifi, Inc. and America’s Car-Mart, Inc.

Mr. Sams’ qualifications to serve on the Board of Directors include his finance and investment experience and expertise as well as his experience serving as a director for two public companies.

Executive Officers

The Company’s executive officers serve until resignation or removal by the Board of Directors.  Set forth below is certain information about the Company’s executive officers.

James H. Long – See Nominees for Director.

Mark T. Hilz – See Nominees for Director.

Brian Fontana, age 53, served as our Chief Financial Officer from January 2005 to August 2010.  Mr. Fontana has an extensive financial management background that includes the management of the accounting, finance, investor relations, internal information systems and legal functions for large, complex organizations, including organizations that were executing strategies for rapid expansion through acquisitions.

Philip Rydzewski, age 48, has served as the Company’s Chief Financial Officer since December 2010.  Previously, from 2007 to 2008 Mr. Rydzewski was the Chief Accounting Officer for HealthMarkets, Inc., a health and life insurance underwriter that maintained its status as an SEC registrant although majority owned by private equity firms.  From 2004 to 2007 he was the Vice President of Finance for Catalyst Health Solutions, Inc., a NASDAQ listed pharmacy benefit management company.  From 2001 to 2004 he was Chief Financial Officer, Treasurer and Secretary for HMS Holdings Corp., a healthcare technology company.  Most recently in 2009 and 2010, Mr. Rydzewski provided a variety of CFO services to public and private companies on a consulting basis.  Previously, from 1990 until 1998, he was Vice President Finance and Corporate Controller for PHP Healthcare Corporation, a NYSE listed diversified healthcare services provider. From 1985 to 1990, Mr. Rydzewski was in the auditing and accounting services practice with KPMG LLP.   Mr. Rydzewski holds an inactive CPA license and earned an undergraduate degree in Accounting from Georgetown University.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors, executive officers, and stockholders who own 10% or more of the Common Stock (the “Reporting Persons”) are required to file reports of stock ownership and changes in ownership of Common Stock with the SEC and to furnish the Company with copies of all such reports they file.  The Company believes that, for fiscal year 2010, all the Reporting Persons complied with all applicable filing requirements except for the following:

●	Mr. Rydzewski did not file a Form 3 upon his appointment as the Company’s Chief Financial Officer. Rather, he filed his Form 3 once he was awarded shares of the Company’s Common Stock.

●
Mr. Fontana did not file a Form 4 to report the withholding of restricted stock to satisfy his tax withholding obligation upon the vesting of his restricted stock on March 27, April 16 and May 12, 2010, and did not file a Form 4 to report his disposition of his Common Stock on August 27, 2010.

●	Mr. Hilz filed a Form 4 late to report the withholding of restricted stock to satisfy his tax withholding obligation upon the vesting of his restricted stock on March 27, April 16 and May 12, 2010.

●	Mr. Klotz filed a Form 4 late to report the withholding of restricted stock to satisfy his tax withholding obligation upon the vesting of his restricted stock on May 12, 2010.

●	Mr. Lawhorn filed a Form 4 late to report the withholding of restricted stock to satisfy his tax withholding obligation upon the vesting of his restricted stock on May 12, 2010.

●	Mr. Long filed a Form 4 late to report the withholding of restricted stock to satisfy his tax withholding obligation upon the vesting of his restricted stock on March 27, April 16 and May 12, 2010.

Code of Ethics

We have adopted a code of ethics that applies to the Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions. We have also adopted a code of ethics applicable to all employees. We have posted the codes of ethics on our Internet website at Internet address: http://www.inxi.com. Copies of the codes may be obtained free of charge from the Company’s website at the above Internet address. We intend to disclose any amendments to or waivers from a provision of the code of ethics that applies to the Chief Executive Officer, Chief Financial Officer or Controller by posting such information on our website at the above address.

Committees of Our Board of Directors

The Board of Directors has three (3) standing committees: an audit committee (the “Audit Committee”), a compensation committee (the “Compensation Committee”), and a nominating committee (the “Nominating Committee”).

Audit Committee

The Audit Committee, which has been established in accordance with the Securities Exchange Act of 1934, as amended, consists of Messrs. Cartwright, Chadwick and Grossman, each of whom is “independent” as such term is defined for audit committee members by the listing standards of The Nasdaq Stock Market, Inc. (the “Manual”).  The Board of Directors has determined that Mr. Grossman is an “audit committee financial expert” as defined in the rules promulgated by the SEC.

The responsibilities of the Audit Committee are set forth in the federal securities laws, the Manual, and the written charter adopted by the Board of Directors and include, but are not limited to:

●	reviewing the financial reports and other financial and related information provided by the Company to any governmental body or the public;

●	reviewing the Company’s systems of internal controls regarding finance, accounting, legal compliance and ethics that management and the Board have established;

●	reviewing the Company’s auditing, accounting and financial reporting processes generally;

●
appointing, compensating and overseeing the work of any registered public accounting firm employed by the Company, including resolution of disagreements between management and the auditor regarding financial reporting, for the purpose of preparing or issuing an audit report; and

●	approving audit services and most non-audit services provided by the Company’s independent auditors.

The Audit Committee has held discussions with management and Grant Thornton, LLP (“Grant Thornton”), the Company’s independent auditors, regarding the audited financial statements for the year ended December 31, 2010.  The Audit Committee reviewed with the independent auditors who are responsible for expressing an opinion on the conformity of the audited financial statements with generally accepted accounting principles, their judgments as to quality, not just the acceptability, of the Company’s accounting functions and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards.  The Audit Committee has also discussed with Grant Thornton the matters required to be discussed by the Statement of Auditing Standards No. 61 (Communication with Audit Committees), as amended, and by the Statement of Auditing Standards No. 90 (Audit Committee Communications).

In addition, the Audit Committee has received a written statement from Grant Thornton describing all relationships between the independent auditors and the Company that may impact their objectivity and independence as required by Public Company Accounting Oversight Board Rule 3526 (Communication with Audit Committees Concerning Independence) and has discussed with Grant Thornton matters relating to its independence, including review of audit and non- audit fees and any relationships that may impair its independence and satisfied itself as to their independence.

Based on the foregoing, the Audit Committee of the Company has recommended to the Board of Directors that the audited financial statements of the Company be included in the Company’s 2010 Annual Report for filing with the Securities and Exchange Commission.

Compensation Committee

The Compensation Committee consists of Messrs. Cartwright, Chadwick and Grossman, all of whom are non-employee directors, and each of whom is “independent” as such term is defined by the Manual.  The functions of the Compensation Committee include reviewing and approving the goals and objectives relevant to compensation of our executive officers, evaluating our executive officers’ performance in light of those goals and objectives and determining and approving our executive officers’ compensation levels and compensation plan structures based on this evaluation.  The responsibilities of the Compensation Committee are set forth in further detail in a written charter adopted by the Board of Directors.  During 2010, no director or executive officer of the Company served on the compensation committee or the board of directors of any company for which Messrs. Cartwright, Chadwick and Grossman served as executive officers or directors.

Nominating Committee

The Nominating Committee consists of Messrs. Cartwright, Chadwick and Grossman, all of whom are non-employee directors, each of whom is “independent” as such term is defined by the Manual.  The responsibilities of the Nominating Committee are set forth in the written charter adopted by the Board of Directors and include, but are not limited to:

●
establishing criteria for determining director independence, which, at a minimum, shall (i) comply with the definition of an "independent director" in the listing standards of the Manual, (ii) qualify as an "outside director" under Section 162(m) of the Internal Revenue Code, as amended, and (iii) meet the requirements of a "nonemployee director" for purposes of Section 16 of the Securities Exchange Act of 1934, as amended;

●	evaluating the qualifications and performance of the incumbent directors that desire to continue their service on the Board of Directors;

●	identifying and evaluating new candidates for election to the Board of Directors where there is no qualified and available incumbent director;

●	recommending to the Board of Directors candidates to fill vacancies on the Board of Directors; and

●
seeking out and evaluating candidates to serve as Board members, and considering candidates submitted by stockholders of the Company in accordance with the notice provisions and procedures set forth in the by-laws of the Company.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth information about compensation we paid or awarded for services rendered during the fiscal year ended December 31, 2010 to our Executive Chairman, our Chief Executive Officer and President and our former Chief Financial Officer (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)(3)		Total ($)

James H. Long	2010	$300,000	$130,911	$480,000	$—	$—	$—	$—		$910,911
Executive Chairman	2009	253,000	43,170	148,360	—	—	—	—		444,530

Mark T. Hilz	2010	300,000	130,911	360,000	—	—	—	—		790,911
Chief Executive Officer	2009	253,000	43,170	208,282	—	—	—	—		504,452
and President

Brian Fontana	2010	242,000	12,500	222,560	69,380	—	—	287,189	(4)	833,629
Former Vice President	2009	242,000	52,945	151,358	—	—	—	—		466,303
and Chief Financial Officer

(1)
Dollar amounts in the Stock Awards and Option Awards columns represent the grant date fair value of the award computed in accordance with FASB ASC Topic 718, assuming all conditions are met.   For a discussion of valuation assumptions, see Note 8 to our consolidated financial statements included in Part II, Item 8.

(2)	The Company’s Named Executive Officers do not participate in any defined benefit, actuarial pension plan or any other post-retirement supplementary compensation plans.

(3)
Amounts exclude the value of perquisites and personal benefits which are less than $10,000.  The cost of employee benefits under plans available to all Company employees are excluded.  Refer to the All Other Compensation Table below for details of amounts paid or incurred as disclosed in the Summary Compensation Table.

(4)	In connection with his resignation, Mr. Fontana was paid $277,000 as severance and $10,189 for paid time off.

Narrative Disclosure to Summary Compensation Table

During the 2010 fiscal year in accordance with our compensation objectives and policies, our Named Executive Officers received compensation comprised of a base salary, a quarterly or annual bonus award and a grant of restricted stock and/or restricted stock units.

Under the terms of their respective employment agreements (collectively, the “Executive Employment Agreements”), Messrs. Long and Hilz were entitled to an annual base salary for 2010 of $300,000 each, plus other bonuses, the amounts and payment of which are within the discretion of the Compensation Committee.  The agreements with Messrs. Long and Hilz also include special bonus plan provisions that may be changed or eliminated at the Company’s sole discretion.  The Executive Employment Agreements generally provide that the executive officer will not, for the term of his employment and for a period of either twelve or eighteen months, whichever the case may be, following the end of such executive officer’s employment with the Company, compete with the Company, disclose any of the Company’s confidential information, solicit any of the Company’s employees or customers or otherwise interfere with the Company’s business relations.

Mr. Fontana voluntarily resigned as the Vice President and Chief Financial Officer of the Company effective as of August 27, 2010.  In connection with Mr. Fontana’s departure, the Company and Mr. Fontana entered into a Separation Agreement and General Release, dated August 27, 2010 (the “Separation Agreement”).  Pursuant to the terms of the Separation Agreement, Mr. Fontana received a lump sum payment of $277,000 and all accrued salary. Further, the Company agreed that the vesting dates of all of Mr. Fontana’s shares of restricted stock awarded under his Restricted Stock Award Agreements were to be accelerated so that all 42,800 unvested shares fully vested on August 27, 2010, and that the vesting dates of all of Mr. Fontana’s stock options granted under his Incentive Stock Option Agreements were to be accelerated so that all 26,000 unvested options fully vested on August 27, 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table details outstanding stock options awards classified as exercisable and unexercisable as of December 31, 2010 for each Named Executive Officer.

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan: Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock that have not Vested (#)	Market Value of Shares of Stock that have not Vested ($)		Equity Incentive Plan: Number of Unearned Shares that have not Vested (#)	Equity Incentive Plan: Market Value of Unearned Shares that have not Vested ($)

James H. Long	—	—	—	$—	—	12,600	$90,846	(1)	—	—
						30,400	73,568	(2)	—	—
						9,600	45,120	(3)	—	—
						64,000	384,000	(4)	—	—
Mark T. Hilz	387,582	—	—	1.10	3/1/2012	12,600	90,846	(1)	—	—
	40,816	—	—	1.84	9/1/2013	36,480	88,282	(5)	—	—
	3,537	—	—	4.14	10/2/2013	11,250	54,144	(6)	—	—
						48,000	288,000	(7)	—	—
Brian Fontana	45,000	—	—	7.65	1/2/2015	—	—		—	—
	4,000	—	—	4.50	11/2/2015	—	—		—	—
	40,000	—	—	6.58	5/2/2016	—	—		—	—
	35,000	—	—	9.58	3/6/2017	—	—		—	—

(1)	The stock awards were granted on April 16, 2008 and vest in 4,200 share increments April 16, 2011; April 16, 2012; April 16, 2013.

(2)	The stock awards were granted on March 27, 2009 and vest in 7,600 share increments on March 27, 2011; March 27, 2012; March 27, 2013; March 27, 2014.

(3)	The stock awards were granted on May 12, 2009 and vest in 2,400 share increments on May 12, 2011; May 12, 2012; May 12, 2013; May 12, 2014.

(4)	The restricted stock units were granted on November 3, 2010 and vest in 16,000 share increments on November 3, 2011; November 3, 2012; November 3, 2013; November 3. 2014.

(5)	The stock awards were granted on March 27, 2009 and vest in 9,120 share increments on March 27, 2011; March 27, 2012; March 27, 2013; March 27, 2014.

(6)	The stock awards were granted on May 12, 2009 and vest in 2,880 share increments on May 12, 2011; May 12, 2012; May 12, 2013; May 12, 2014.

(7)	The restricted stock units were granted on November 3, 2010 and vest in 12,000 share increments on November 3, 2011; November 3, 2012; November 3, 2013; November 3, 2014.

Director Compensation

The quarterly retainer received by each non-employee director is $5,000.  Each non-employee director receives a $1,000 fee for each Board and Committee meeting including the Audit, Compensation, and Nominating Committee meetings they attend in person as well as reasonable out-of-pocket expenses incurred to attend the meetings.  For telephonic board meetings each non-employee board member in attendance receives a $500 fee.  In addition, the chairperson of the Audit Committee receives an additional $4,000 quarterly retainer.  An additional $1,000 fee per special committee meeting is paid to any non-employee director that is serving as the chairperson of such special committee.  In addition to the foregoing, Mr. Grossman was paid $67,500 as special compensation for his additional work due to the Company’s restatement of its financial statements and the Company’s search for a new Chief Financial Officer.

Non-employee directors receive a fully vested Common Stock grant based on the number of shares equal to $30,000 upon re-election to the Board, valued as of the date of re-election.  In 2010, the Company was not able to issue Common Stock to its non-employee directors so it paid to such directors $30,000 in cash.

The following table provides the compensation of our non-employee directors for the fiscal year ended December 31, 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)(3)	Total (5)

John B. Cartwright	$69,000	$—	$—	$—	$—	$—	$69,000
Donald R. Chadwick	63,000	—	—	—	—	—	63,000
Cary M. Grossman	144,500	—	—	—	—	—	144,500

(1)
Dollar amounts in the Stock Awards and Option Awards columns represent the grant date fair value of the award computed in accordance with FASB ASC Topic 718, assuming all conditions are met. For a discussion of valuation assumptions, see Note 8 to our consolidated financial statements included in Part II, Item 8.

(2)	The Company’s directors do not participate in any defined benefit, actuarial pension plan or any other post-retirement supplementary compensation plans.

(3)	Amounts exclude the value of perquisites and personal benefits which are less than $10,000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Common Stock as of April 30, 2011 by:

●	each person, or group of affiliated persons, known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock;
●	each of the nominees and directors;
●	each executive officer named in the summary compensation table under “EXECUTIVE COMPENSATION” below; and
●	all of the Company’s directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
James H. Long	1,903,417	(2)	17.1%
John B. Cartwright	37,088	(3)	*
Donald R. Chadwick	55,396	(4)	*
Cary M. Grossman	21,383	(5)	*
Brian Fontana	124,086	(6)	1.1%
Mark T. Hilz	511,584	(7)	4.6%
Tilman J. Falgout, III	20,000		*
Robert D. Repass	—		—
William M. Sams	830,000		7.5%
All executive officers and directors	3,502,954	(8)	31.5%

*	Less than 1%
(1)
Beneficially owned shares include shares over which the named person exercises either sole or shared voting power or sole or shared investment power.  It also includes shares the named person has the right to acquire within 60 days by the exercise of any right or option.  Unless otherwise noted, all shares are owned of record and beneficially by the named person.

(2)
Includes 2,800 shares held in a custodial account and 3,150 shares in a closely held limited liability company.
Includes 8,400 non-vested Restricted Stock shares that were granted on April 16, 2008, which vests in 4,200 share increments on April 16, 2012;  April 16, 2013.
Includes 22,800 non-vested Restricted Stock shares that were granted on March 27, 2009, which vests in 7,600 share increments on March 27, 2011; March 27, 2012; March 27, 2013; March 27, 2014.
Includes 9,600 non-vested Restricted Stock shares that were granted on May12, 2009, which vests in 2,400 share increments on May 12, 2011; May 12, 2012; May 12, 2013; May 12, 2014.

(3)	Includes 25,000 shares that may be acquired upon exercise of currently exercisable options.
(4)	Includes 22,686 shares that may be acquired upon exercise of currently exercisable options.
(5)	Includes 15,000 shares that may be acquired upon exercise of currently exercisable options.
(6)	Includes 124,000 shares that may be acquired upon exercise of currently exercisable options.
(7)	Includes 431,935 shares that may be acquired upon exercise of currently exercisable options.

Includes 8,400 non-vested Restricted Stock shares that were granted on April 16, 2008, which vests in 4,200 share increments on April 16, 2012;  April 16, 2013.
Includes 27,360 non-vested Restricted Stock shares that were granted on March 27, 2009, which vests in 9,120 share increments on March 27, 2011; March 27, 2012; March 27, 2013; March 27, 2014.
Includes 11,520  non-vested Restricted Stock shares that were granted on May12, 2009, which vests in 2,880 share increments on May 12, 2011; May 12, 2012; May 12, 2013; May 12, 2014.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Pursuant to Rule 5630(a) of the Manual, the Audit Committee approves all transactions with related parties required to be disclosed under SEC Regulation S-K, Item 404.  Related parties include the Company’s directors, executive officers, and stockholders known by us to be the beneficial owner of more than 5% of our Common Stock, and their respective immediate family members.  To help identify related party transactions, we require our directors and executive officers to complete a director and officer questionnaire identifying any transaction with us in which the director or officer or their immediate family member has an interest.  There were no related party transactions in 2009 and 2010 requiring Audit Committee approval under Rule 5630(a).

The Company has no parent company as discussed in Item 404(d)3.

Item 14.  Principal Accountant Fees and Services

On June 4, 2009, the Company dismissed Grant Thornton LLP (“Grant Thornton”) as the Company’s independent registered public accounting firm. The decision to dismiss Grant Thornton was approved by the Audit Committee.  On June 4, 2009, the Company engaged PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) to serve as its new independent registered public accounting firm for the fiscal year ended December 31, 2009. The decision to engage PricewaterhouseCoopers was approved by the Audit Committee.  On August 24, 2010, the Audit Committee dismissed PricewaterhouseCoopers as the Company’s independent registered public accounting firm. PricewaterhouseCoopers did not render any audit reports on the Company’s consolidated financial statements during the period from June 4, 2009 through August 24, 2010.  On August 24, 2010, the Audit Committee engaged Grant Thornton to serve as its independent registered public accounting firm for the fiscal year ended December 31, 2009.

The following information sets forth the aggregate fees billed or to be billed by Grant Thornton and PricewaterhouseCoopers for services performed for the fiscal years 2009 and 2010.  The Audit Committee has reviewed the audit and non-audit fees that we paid to the independent accountants for purposes of considering whether such fees are compatible with maintaining the auditor’s independence.

Audit Fees.  Estimated fees billed for services rendered by Grant Thornton for the 2008 restatement and 2009 and 2010 audits of our financial statements included in this annual report on Form 10-K and reviews by Grant Thornton of financial statements included in this Form 10-K and in our 2010 quarterly reports on Form 10-Q were $4,491,848. All of the aforementioned services performed by Grant Thornton were performed concurrently during 2010 through the filing date of this Form 10-K. Estimated fees billed for services rendered by PricewaterhouseCoopers for the 2009 audit and reviews of our 2009 second and third quarter financial statements were $1,476,571.

Audit-Related Fees.  We did not retain Grant Thornton or PricewaterhouseCoopers for any audit related services in 2009 and 2010, and there were no fees for audit-related services during those years.

Tax Fees.  We did not retain Grant Thornton for any tax related services in 2009 and 2010, and there were no fees for tax-related services during those years.  We retained PricewaterhouseCoopers for tax related services with fees totaling $147,525 and $109,760 in 2009 and 2010, respectively.

All Other Fees.  There were no fees rendered by Grant Thornton under the all other services category in 2009 and 2010.  Fees were rendered by PricewaterhouseCoopers in connection with the subscription to Comperio, a technical accounting software service, of $1,500 and $1,800 in 2009 and 2010, respectively.

Our Audit Committee must pre-approve all audit and non-audit services that we receive from our independent accountants.  This pre-approval authority may be delegated to a single member of the Audit Committee and then reviewed by the entire Audit Committee at the committee’s next meeting.  Approvals of non-audit services will be publicly disclosed in our periodic reports filed with the SEC.  For 2010, the Audit Committee pre-approved 100% of the 2010 audit and non-audit services we received from our independent accountants.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)1. Financial Statements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, June 3, 2011.

INX INC.
(Registrant)

By:	/s/ MARK T. HILZ
Mark T. Hilz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JAMES H. LONG	Executive Chairman and Chairman of the Board of Directors	June 3, 2011
James H. Long

/s/ MARK T. HILZ	President and Chief Executive Officer	June 3, 2011
Mark T. Hilz

/s/ PHILIP RYDZEWSKI	Chief Financial Officer	June 3, 2011
Philip Rydzewski

/s/ LARRY LAWHORN	Controller and Chief Accounting Officer	June 3, 2011
Larry Lawhorn

/s/ DONALD R. CHADWICK	Director	June 3, 2011
Donald R. Chadwick

/s/ CARY GROSSMAN	Director	June 3, 2011
Cary Grossman

/s/ JOHN B. CARTWRIGHT	Director	June 3, 2011
John B. Cartwright

EXHIBIT INDEX

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From:
3.1	Amended and Restated Bylaws of the Company	Filed herewith
3.2	Certificate of Incorporation of the Company	Exhibit 3.2 to Amendment 1 to Form S-1, Registration No. 333-09789, filed September 19, 1996
3.3	Certificate of Amendment to Certificate of Incorporation of Allstar Systems, Inc., dated June 24, 1997	Exhibit 3.4 to Amendment 5 to Form S-1, Registration No. 333-09789, filed June 26, 1997
3.4	Certificate of Amendment to Certificate of Incorporation of Allstar Systems, Inc., dated March 5, 1999	Exhibit 3.3 to Form 8-A, Registration No. 001-31949, filed December 29, 2003
3.5	Certificate of Amendment to Certificate of Incorporation of Allstar Systems, Inc. dated July 10, 2000	Exhibit 3.4 to Form 8-A, Registration No. 001-31949, filed December 29, 2003
3.6	Certificate of Ownership and Merger	Exhibit 3.1 to Form 8-K, Registration No. 001-31949, dated January 6, 2006
4.1	Specimen Common Stock Certificate	Exhibit 4.1 to Amendment 2 to Form S-1, Registration No. 333-09789, filed October 3, 1996
10.1	Amended & Restated Allstar Systems, Inc. 1996 Incentive Stock Plan, dated effective July 1, 1997	Exhibit 10.9 to Form 10-K Registration No. 001-31949, filed March 12, 2004
10.2	Amended & Restated I-Sector Corp. Stock Incentive Plan, dated effective July 28, 2003	Exhibit 10.10 to Form 10-K Registration No. 001-31949, filed March 12, 2004
10.3	Amended & Restated Internetwork Experts, Inc., Stock Incentive Plan dated effective August 1, 2003	Exhibit 10.11 to Form 10-K Registration No. 001-31949, filed March 12, 2004
10.4	First Amendment to I-Sector Corporation Incentive Plan	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated January 4, 2005
10.5	Second Amendment to I-Sector Corporation Incentive Plan, as amended and restated	Exhibit 10.2 to Form 8-K, Registration No. 001-31949, dated March 21, 2005
10.6	Third Amendment to I-Sector Corporation Incentive Plan	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated May 17, 2005
10.7	Fourth Amendment to I-Sector Corporate Incentive Plan	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed June 6, 2006
10.8	Fifth Amendment to I-Sector Corporate Incentive Plan	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed May 15, 2007
10.9	Sixth Amendment to I-Sector Corporate Incentive Plan	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed May 13, 2008
10.10	Seventh Amendment to INX Inc. Incentive Plan	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed May 12, 2009.
10.11	INX Inc. 2008 Employee Stock Purchase Plan	Exhibit 10.2 to Form 8-K, Registration No. 001-31949, filed May 13, 2008
10.12	Employment Agreement by and between INX Inc. and James H. Long, dated November 3, 2010	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed November 4, 2010
10.13	Confidentiality Agreement by and between INX Inc. and James H. Long, dated November 3, 2010	Exhibit 10.2 to Form 8-K, Registration No. 001-31949, filed November 4, 2010
10.14	Employment Agreement by and between Internetworking Sciences, Inc., a predecessor in interest to INX Inc. and Mark T. Hilz, dated July 5, 2000	Exhibit 10.3 to Form 8-K, Registration No. 001-31949, filed November 4, 2010
10.15	Confidentiality Agreement by and between Internetworking Sciences, Inc., a predecessor in interest to INX Inc. and Mark T. Hilz, dated July 5, 2000	Exhibit 10.4 to Form 8-K, Registration No. 001-31949, filed November 4, 2010
10.16	Employment Agreement by and between INX Inc. and Philip Rydzewski, dated December 29, 2010	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed December 30, 2010
10.17	Confidentiality Agreement by and between INX Inc. and Philip Rydzewski, dated December 29, 2010	Exhibit 10.2 to Form 8-K, Registration No. 001-31949, filed December 30, 2010

10.18	Form of Change in Control Retention Agreement	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated December 8, 2006
10.19	Form of First Amendment to Change in Control Retention Agreement	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated December 21, 2007
10.20	Credit Agreement by and among Castle Pines Capital LLC, I-Sector Corporation, Valerent, Inc., InterNetwork Experts, Inc., and Stratasoft, Inc. dated December 27, 2005	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, dated May 4, 2007
10.21	Credit Agreement by and among Castle Pines Capital LLC, INX, Inc., and Valerent, Inc. dated April 30, 2007	Exhibit 10.1 to Form 10-Q, Registration No. 001-31949, dated August 15, 2005
10.22	Acquisition Facility Amendment to Amended and Restated Credit Agreement by and among Castle Pines Capital LLC, and INX, Inc. dated August 1, 2007	Exhibit 10.2 to Form 10-Q, Registration No. 001-31949, dated August 6, 2007
10.23	Amended and Restated Financial Covenants Amendment to Amended and Restated Credit Agreement by and between INX Inc. and Castle Pines Capital LLC dated August 31, 2007	Exhibit 10.2 to Form 8-K, Registration No. 001-31949, filed September 4, 2007
10.24	Amendment and Joinder to Credit Agreement by and among Select, Inc. and Castle Pines Capital LLC dated August 31, 2007	Exhibit 10.3 to Form 8-K, Registration No. 001-31949, filed September 4, 2007
10.25	Amendment to Amended and Restated Credit Agreement by and among INX Inc., Select, Inc., and Castle Pines Capital LLC	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed June 4, 2008
10.26
Amendment to Amended and Restated Credit Agreement and Amendment to Amended and Restated Financial Covenants Amendment to Amended
and Restated Credit Agreement between INX Inc. and Castle Pines Capital LLC
Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed December 23, 2009
10.27	Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.4 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.28	Amendment One, dated January 28, 2002 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.5 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.29	Amendment Two, dated November 21, 2002 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.6 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.30	Amendment Three, dated January 20, 2003 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.7 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.31	Amendment Four, dated January 16, 2004 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.8 to Form 10-K, Registration No. 001-31949, dated March 12, 2004
10.32	Amendment Five, dated January 27, 2005 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.23 to Form 10-K, Registration No. 001-31949, dated March 27, 2006
10.33	Amendment Six, dated April 18, 2005 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.24 to Form 10-K, Registration No. 001-31949, dated March 27, 2006
10.34	Amendment Seven, dated March 2, 2006, to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.25 to Form 10-K, Registration No. 001-31949, dated March 27, 2006
10.35	Amendment Eight, dated March 20, 2006, to Systems Integrator Agreement by and between Cisco Systems, Inc. and INX Inc. (formerly Internetwork Experts, Inc.), dated November 13, 2001	Exhibit 10.26 to Form 10-K, Registration No. 001-31949, dated March 27, 2006
10.36	Amendment Nine, dated November 13, 2006, to Systems Integrator Agreement by and between Cisco Systems, Inc. and INX Inc. (formerly Internetwork Experts, Inc.), dated November 13, 2001	Exhibit 10.30 to Form 10-K, Registration No. 001-31949, dated March 7, 2008

10.37	Amendment Ten, dated January 25, 2007 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.37 to Form 10-K, Registration No. 001-31949, dated March 7, 2008
10.38	Amendment Eleven, dated April 10, 2007 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.38 to Form 10-K, Registration No. 001-31949, dated March 7, 2008
10.39	Amendment dated December 13, 2007 to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.39 to Form 10-K, Registration No. 001-31949, dated March 7, 2008
10.40	Amendment dated October 1, 2007, to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Exhibit 10.40 to Form 10-K, Registration No. 001-31949, dated March 7, 2008
10.41	Renewal Amendment, effective February 11, 2009, to the Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc. dated November 13, 2001	Exhibit 10.1 to Form 10-Q, Registration No. 001-31949, filed May 12, 2009.
10.42	Addendum dated June 29, 2010, to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Filed herewith
10.43	Amendment Twelve dated October 19, 2010, to Systems Integrator Agreement by and between Cisco Systems, Inc. and Internetwork Experts, Inc., dated November 13, 2001	Filed herewith
10.44	Office Lease by and between Equastone Kirkwood, LP and INX Inc.	Exhibit 10.2 to Form 8-K, Registration No. 001-31949, filed July 20, 2009.
10.45	Asset Purchase Agreement by and among INX Inc., Access Flow, Inc., Steve Kaplan and Gary Lamb dated June 6, 2008	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed June 9, 2008
10.46	Asset Purchase Agreement by and among INX Inc., NetTeks Technology Consultants, Inc., Ethan F. Simmons, Matthew J. Field, and Michael P. DiCenzo dated November 14, 2008	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed November 18, 2008
10.47	First Amendment to Asset Purchase Agreement by and among INX Inc., NetTeks Technology Consultants, Inc., Ethan F. Simmons, Matthew J. Field, and Michael P. DiCenzo dated June 19, 2009.	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed June 24, 2009
10.48
Asset Purchase Agreement by and among INX Inc., AdvancedNetworX, Inc., Mark Alexander, Robert
Roesch, Gary Clevenger, Deborah Shaw, Sherri McEvoy, Kevin Jones, Robert Timm, and Larry
Blackwood dated July 17, 2009
Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed July 20, 2009.
10.49	Asset Purchase Agreement by and among INX Inc., Marketware Inc., and Timothy Darryl Johnson dated December 31, 2009	Exhibit 10.1 to Form 8-K, Registration No. 001-31949, filed January 5, 2010
10.50	Lease Agreement between Vantage Development #21, Inc. and I-Sector Corporation dated April 9, 2004	Filed herewith
10.51	First Amendment to Lease Agreement between Vantage Development #21, Inc. and INX Inc., dated June 9, 2006	Filed herewith
10.52	Second Amendment to Lease Agreement between Vantage Development #21, Inc. and INX Inc., dated July 19, 2010	Filed herewith
21.1	List of Subsidiaries of the Company	Exhibit 21.1 to Form 10-K, Registration No. 001-31949, dated March 10, 2009
23.1	Consent of Grant Thornton LLP	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith