Form 10-Q
period 2011-03-31
INX Inc
filed 2011-07-18
CIK 1020017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The Registrant has 9,690,657 shares of common stock outstanding as of July 1, 2011.

INX Inc.
FORM 10-Q for the Quarter Ended March 31, 2011

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):
INX INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and par value amounts)

	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$8,061	$12,089
Accounts receivable, net of allowance of $631 and $651	72,623	64,493
Inventory, net	6,640	3,239
Deferred costs	2,565	2,767
Deferred income taxes	5,033	4,146
Other current assets	1,959	960
Total current assets	96,881	87,694
Property and equipment, net of accumulated depreciation of $7,811 and $7,312	5,252	4,793
Goodwill	13,532	13,532
Intangible assets, net of accumulated amortization of $2,131 and $1,946	830	1,015
Deferred income taxes	2,434	2,029
Other assets	157	75
Total assets	$119,086	$109,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$153	$178
Accounts payable floor plan	54,008	41,129
Accounts payable	7,161	9,423
Accrued payroll and related costs	8,216	7,145
Accrued expenses	4,319	4,189
Deferred revenue	4,217	4,055
Other current liabilities	551	1,461
Total current liabilities	78,625	67,580
Non-current liabilities:
Non-current portion of capital lease obligations	18	55
Other liabilities	874	659
Total liabilities	79,517	68,294

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,546,027 and 9,514,542 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	95	95
Additional paid-in capital	58,045	57,777
Accumulated deficit	(18,571)	(17,028)
Total stockholders’ equity	39,569	40,844
Total liabilities and stockholders’ equity	$119,086	$109,138

The accompanying notes are an integral part of these condensed financial statements.

INX INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Revenue:
Products	$68,200	$60,901
Services	10,754	9,147
Total revenue	78,954	70,048
Cost of goods and services:
Products	55,380	49,947
Services	8,468	7,568
Total cost of goods and services	63,848	57,515
Gross profit	15,106	12,533
Selling, general and administrative expenses	18,714	13,171
Operating loss	(3,608)	(638)
Interest and other income, net	7	91
Loss before income taxes	(3,601)	(547)
Income tax benefit	2,058	—
Net loss	$(1,543)	$(547)

Net loss per share:
Basic	$(0.16)	$(0.06)
Diluted	$(0.16)	$(0.06)

Weighted average shares – basic	9,526,121	9,109,924
Weighted average shares – diluted	9,526,121	9,109,924

The accompanying notes are an integral part of these condensed financial statements.

INX INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2010	9,514,542	$95	$57,777	$(17,028)	$40,844
Issuance of vested restricted common stock	19,173	—	—	—	—
Share-based compensation expense related to employee stock options and employee restricted stock grants	—	—	270	—	270
Exercise of common stock options and warrants	17,755	—	39	—	39
Purchase and retirement of stock resulting from grantee election to fund payroll taxes out of restricted stock grant	(5,443)	—	(41)	—	(41)
Net loss	—	—	—	(1,543)	(1,543)
Balance at March 31, 2011	9,546,027	$95	$58,045	$(18,571)	$39,569

The accompanying notes are an integral part of this condensed financial statement.

INX INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(1,543)	$(547)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	739	713
Share-based compensation expense	312	568
Deferred income taxes	(1,292)	—
Adjustment to estimated acquisition contingent consideration	(11)	(254)
Provision for doubtful accounts	(7)	(48)
Loss on disposal of property and equipment	—	1
Changes in assets and liabilities that (used) provided cash:
Accounts receivable, net	(8,123)	1,700
Inventory	(3,401)	4,597
Accounts payable	(2,262)	(29)
Other assets and liabilities	(653)	817
Net cash (used in) provided by operating activities	(16,241)	7,518
Cash flows from investing activities:
Purchases of property and equipment	(619)	(679)
Proceeds from sale of property and equipment	22	1
Net cash used in investing activities	(597)	(678)
Cash flows from financing activities:
Borrowings (payments) under non-interest bearing floor plan financing, net	12,879	(9,054)
Proceeds from shares issued under Employee Stock Purchase Plan	—	178
Exercise of common stock options	39	—
Payments on other borrowings	(67)	(51)
Purchase of stock resulting from grantee election	(41)	(72)
Net cash provided by (used in) financing activities	12,810	(8,999)
Net decrease in cash and cash equivalents	(4,028)	(2,159)
Cash and cash equivalents at beginning of period	12,089	13,247
Cash and cash equivalents at end of period	$8,061	$11,088

Supplemental disclosure of non-cash finance and investing activities:
Contractual obligations	$270	$—
Purchase of software for debt	$146	$—
Issuance of vested restricted common stock	$52	$159

The accompanying notes are an integral part of these condensed financial statements.

INX INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1. Description of Business

INX Inc. (“INX” or the “Company”) is a technology solutions provider focused on delivering three broad categories of technology services infrastructure to enterprise customers.  Our solutions architectures consist of three broad categories of technology infrastructure: network infrastructure, unified communications and collaboration (“UC&C”) and data center. Our value-added proposition is delivered in the form of combining our professional services with certain manufacturer’s products to address our customers’ needs.  Our professional services include consulting, planning and design engineering, implementation engineering, system integration.  We provide technology infrastructure solutions for enterprise-class organizations such as corporations, healthcare organizations, educational institutions, and Federal, state and local governmental agencies located in the United States.

2. Basis of Presentation

The accompanying unaudited financial data as of March 31, 2011 and for the three-month periods ended March 31, 2011 and 2010 have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2010 Condensed Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes the disclosures are adequate to make the information presented not misleading. These Condensed Financial Statements should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary for a fair presentation of financial position as of March 31, 2011, results of operations for the three-month periods ended March 31, 2011 and 2010, cash flows for the three months ended March 31, 2011 and 2010, and stockholders’ equity for the three months ended March 31, 2011, have been included. The results of the interim periods are not necessarily indicative of results for the full year or any future period.

Certain amounts in the balance sheet as of December 31, 2010 presented herein have been reclassified to conform to the current period presentation.

3.  Adoption of New Accounting Pronouncements

In October 2009, the FASB amended the accounting standards for multiple deliverable revenue arrangements (formerly Emerging Issues Task Force No. 08-1) to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;
•
require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

In October 2009, the FASB also amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue recognition guidance. The Company adopted the new guidance on a prospective basis as of the beginning of fiscal 2011 for revenue arrangements entered into or materially modified after January 1, 2011.

The new guidance generally did not change the units of accounting for the Company’s revenue transactions as products and services qualified as separate units of accounting in most transactions under the historical guidance.  Under both the historical and new guidance, the Company has vendor-specific objective evidence (“VSOE”) of fair value for product and professional service deliverables and does not have VSOE of fair value for managed services deliverables.  Because the Company did not have the ability to establish the fair value of managed services deliverables under historical guidance, multiple element arrangements that contain managed services were recognized ratably over the initial term of the managed services contract that is part of the arrangement because managed services are always the last element to be delivered in the arrangement.  The costs of products and services and commission costs directly related to multiple element arrangements containing managed services were deferred and recognized ratably over the initial term of the managed services contract.  Beginning January 1, 2011 for new or materially modified arrangements, the Company can establish fair value for managed services using ESP.

Under the new guidance, the Company allocates the total arrangement consideration to each separable deliverable of an arrangement based on the relative selling price method of each deliverable and revenue is recognized upon delivery or completion of those units of accounting. As a result of adopting the new guidance, net revenues for the three months ended March 31, 2011 were not materially different from the net revenues that would have been recorded under the historical accounting guidance. The Company cannot reasonably estimate the effect of adopting the new guidance on future financial periods as the impact will vary depending on the nature and volume of new or materially modified multiple deliverable arrangements in any given period.

In December 2010, the FASB issued guidance which modifies certain pro-forma disclosures related to business combinations.  It requires public companies to disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only presenting comparative financial statements. The amendments expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The Company adopted the guidance effective January 1, 2011 for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010.  The adoption of the guidance had no effect on the Company’s financial position or results of operations.

In January 2010, the FASB issued guidance which revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It also requires the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The guidance on Level 1 and 2 transfers was effective immediately, and the guidance about gross presentation of Level 3 activity is effective for fiscal years beginning after December 15, 2010. The adoption of the guidance as of January 1, 2011 had no effect on the Company’s financial position or results of operations.

4.  Acquisitions, Goodwill and Impairment Charges

(a)	Additional Purchase Consideration

The Company completed two acquisitions in 2009 for which additional purchase consideration may be payable in future periods.  The estimated amount payable was accrued at the respective acquisition dates and is remeasured to fair value at each reporting date until settled with changes in fair value recognized as a component of selling, general and administrative expenses.

Marketware Inc.

On December 31, 2009, the Company purchased the operations and certain assets, and assumed specified liabilities of Marketware Inc. (“Marketware”), a Sacramento-based provider of Cisco IP-network-based physical security and networking solutions.  Under the terms of the asset purchase agreement, additional purchase consideration may be payable based on the Northern California region’s operating income contribution during the twelve-month period ending December 31, 2011.  A minimum of zero and a maximum of $1,313 additional purchase price consideration can be earned. Up to 50% of the additional purchase price consideration may be paid in the form of common stock, at the Company’s option.  As of March 31, 2011 and December 31, 2010, the estimated additional purchase consideration payable was $0.

AdvancedNetworX, Inc.

On July 17, 2009, the Company purchased the operations and certain assets, and assumed specified liabilities of AdvancedNetworX, Inc. (“ANX”), a Raleigh, North Carolina-based network consulting organization.  Additional purchase consideration of between zero and $700 per year is payable based on ANX’s branch office operating income contribution during each of the one-year periods ending July 31, 2011 and 2012.  Up to 60% of such additional purchase price may be paid in the form of Common Stock, at the Company’s option.   As of March 31, 2011 and December 31, 2010, estimated additional purchase consideration payable of $0 and $11 are classified as accrued expenses and $122 and $122 are classified as other non-current liabilities, respectively, based on when the amounts are expected to be earned.  As of March 31, 2011, the estimated additional purchase consideration for the one-year period ending July 31, 2011 was revised to $0, resulting in a reduction in selling, general and administrative expenses of $11.

5.  Loss Per Share

Basic loss per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted loss per share is based on the weighted-average number of shares outstanding during each period and the assumed exercise of dilutive stock options and warrants less the number of treasury shares assumed to be purchased from the exercise proceeds using the average market price of the Company’s common stock for each of the periods presented.

The following table presents the calculation of basic and diluted loss per share:

	Three Months Ended March 31,
	2011	2010
Numerator for basic and diluted earnings per share:
Net loss	$(1,543)	$(547)

Denominator for basic earnings per share — weighted-average shares outstanding	9,526,121	9,109,924
Effect of dilutive securities — shares issuable from assumed conversion of common stock options, restricted stock, and warrants	—	—
Denominator for diluted earnings per share — weighted-average shares outstanding	9,526,121	9,109,924

The following table presents the number of shares of common stock that were excluded in the calculation of diluted loss per share since their effect would have been antidilutive.

	Three Months Ended March 31,
	2011	2010

Warrants	—	40,000
Stock options	496,568	555,818
Restricted stock	493,284	514,397
Weighted-average shares considered antidilutive	989,852	1,110,215

For 2011 and 2010, the computation of diluted loss per share excludes warrants and outstanding stock options, and restricted stock awards because the Company reported losses during the period and including them would have had an anti-dilutive effect on loss per share.  In any period during which the average market price of the Company's common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings (losses) per share computation using the if converted method of accounting.

6. Share-Based Compensation

The Company recognized employee share-based compensation expense for stock option, restricted stock grants, and the employee stock purchase plan of $312 and $540 during the three months ended March 31, 2011 and 2010, respectively. The unrecognized compensation cost related to the Company's unvested stock options as of March 31, 2011 and 2010 was $374 and $842, respectively and is expected to be recognized over a weighted-average period of 1.0 years and 1.4 years, respectively.  The unrecognized compensation cost related to the Company's unvested restricted shares as of March 31, 2011 and 2010 was $2,537 and $2,699, respectively and is expected to be recognized over a weighted-average period of 1.7 years and 1.9 years, respectively.

7. Senior Credit Facility

The Company has a $70,000 maximum aggregate line of credit with Castle Pines Capital LLC (“CPC”) under a senior credit facility. The CPC senior credit facility (“Facility”) is used primarily for inventory financing and working capital requirements and is collateralized by substantially all assets of the Company.  At March 31, 2011, $54,008 was outstanding under the Facility and reported under accounts payable floor plan, and the unused availability was $3,248.  At December 31, 2010, $41,129 was outstanding under the Facility and reported under accounts payable floor plan, and the unused availability was $7,186.

At March 31, 2011, the Company was operating under a waiver from CPC requiring compliance with the loan covenants as the Company had not filed its required SEC Form 10-K for December 31, 2009 and 2010 or any Form 10-Q in 2010.  In May 2011, CPC waived the Company’s events of default under the loan covenants regarding non-timely provision of GAAP financial statements for these periods which was resolved by the Company filing all required 2009 and 2010 financial statements in June 2011.  In June 2011, CPC waived the Company’s remaining event of default under the loan covenants regarding non-timely provision of the Form 10-Q for the quarterly period ended March 31, 2011.

In the future, if any of the loan covenants are violated, the Company would be required to seek waivers from CPC. If CPC refused to provide waivers, the amount due under the Facility could be accelerated and the Company could be required to seek other sources of financing.

8. Income Taxes

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

For the three month period ended March 31, 2011, the effective tax rate was 57%.  The primary reason that the tax rate differs from the 34% Federal statutory corporate rate is the impact of permanent tax differences including meals and entertainment, stock compensation and state tax expense.

For the three month period ended March 31, 2010, the effective tax rate was 0%.  The primary reason that the tax rate differs from the 34% Federal statutory corporate rate is the tax benefit for the current period loss is offset by the change in the valuation allowance.  At March 31, 2010, the Company maintained a full valuation allowance against the net deferred tax asset as management concluded that it is more likely than not that the results of future operations would not generate sufficient taxable income to realize the net deferred tax asset.

9. Stockholders’ Equity

In January 2006, the Company issued warrants to the investment banker of the Stratasoft, Inc. sale to purchase up to 40,000 shares of common stock at an exercise price equal to $6 per share expiring January 27, 2011.  The warrants were exercised in full on January 26, 2011 by cashless exercise resulting in the issuance of 3,855 shares of common stock.

In 2008 the Company purchased the operations and certain assets, and assumed specified liabilities of NetTeks Technology Consultants, Inc. (“NetTeks”). Additional purchase price consideration of $1,700 was earned by NetTeks for exceeding the New England region operating income contribution target for the year ending December 31, 2010, which is recorded as goodwill and a component of accrued expenses as of March 31, 2011 and December 31, 2010. The additional consideration was paid in April 2011, consisting of a cash payment of $850 and the issuance of 113,182 shares of the Company’s common stock with a value of $850.

On January 5, 2010, the Company entered into a service agreement with an investor relations firm and per the terms of the agreement the Company issued to them 5,000 shares of Common Stock valued at $28 on February 1, 2010 and an additional 5,000 shares of Common Stock valued at $25 on July 1, 2010.  The Company recognized expense based on the fair value of the shares issued by multiplying the shares issued by the closing price per share on the respective date the shares were issued.

10. Commitments and Contingencies

On April 15, 2011, a former Company employee filed a lawsuit against INX in the State of California Superior Court, which was subsequently moved to United States District Court for the District of Southern California, alleging breach of contract, failure to pay all wages upon termination, retaliation, wrongful termination, and other claims.  The lawsuit seeks unspecified general, compensatory and punitive damages plus loss of earnings, interest, attorney fees, and costs of suit.   The Company believes the claims are without merit and is vigorously defending against them, and maintains insurance coverage applicable to certain allegations of the lawsuit.  However, the Company cannot predict the final outcome of this matter, including whether it could have a materially adverse effect on its results of operations, financial position, or cash flows.

On July 15, 2010, the Company filed a lawsuit in the United States District Court for the District of New Mexico (“US District Court”) styled “INX, Inc. v. Azulstar, Inc.” (“Azulstar”) seeking compensatory and punitive damages plus interest, attorney fees, and costs of suit for breach of contract, tortuous interference with business relations and existing contractual relations, and other allegations.  Azulstar provided professional services as a subcontractor to the Company in connection with the State of New Mexico, Department of Transportation RailRunner Wireless System Project (“RailRunner Project”).  Azulstar hired subcontractors to assist them and is alleged by the Company to not have paid those subcontractors for work performed.  In addition to paying Azulstar directly for all work performed except $23 held back, the Company paid Azulstar’s subcontractors $146 directly, charging the duplicate costs to professional services cost of sales in 2009.  On September 10, 2010, Azulstar filed a motion to dismiss the Company’s claim for failure to join a party under Rule 19 of the Federal Rules of Civil Procedure (“Motion to Dismiss”), which was denied.  The amount of damages and costs that may ultimately be recovered by the Company, if any, cannot be determined at this time.  The Motion to Dismiss includes statements that Azulstar intends to file breach of contract claims against the Company.  The nature and extent of Azulstar’s allegations cannot be determined and the final outcome of any lawsuit that may be filed by Azulstar on this matter cannot be predicted, including whether such threatened lawsuit could have a material adverse effect on INX’s results of operations or financial position.

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

The Company’s financial instruments measured at fair value on a recurring basis that are subject to the hierarchy disclosure requirements are as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Estimated Contingent Consideration:
Balance at December 31, 2010	$—	$—	$133	$133
Adjustment of estimate	—	—	(11)	(11)
Balance at March 31, 2011	$—	$—	$122	$122

	Level 1	Level 2	Level 3	Total Fair Value
Estimated Contingent Consideration:
Balance at December 31, 2009	$—	$—	$1,411	$1,411
Adjustment of estimate	—	—	(254)	(254)
Balance at March 31, 2010	$—	$—	$1,157	$1,157

12.  Subsequent Event

During the second quarter of 2011, the Company performed an assessment of its Northern California reporting unit (“NCA”) as a result of 2011 first quarter operating performance being below forecast.  The Company performed a review of NCA’s updated second quarter bookings estimates, a review of its operating results compared to previous forecasts, and an evaluation of the NCA management team.  This review resulted in the termination of NCA’s manager during the second quarter of 2011.  As a result of this review and termination, management revised downward the forecasted future operating results of the NCA reporting unit, concluding that these factors were a triggering event requiring an interim second quarter  goodwill impairment test..  In connection with this triggering event, the Company tested the recoverability of NCA’s long-lived assets and concluded the carrying values of intangible assets were no longer recoverable. Consequently, during the second quarter of 2011, the Company expects to record an impairment charge totaling approximately $1,100 to reduce the carrying values of NCA’s goodwill and intangible assets to their estimated fair values, which will be reported as a component of selling, general and administrative expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements, including the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Amounts are presented in thousands except for share, percent and per share data.

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

Adoption of New Accounting Pronouncements

In October 2009, the FASB amended the accounting standards for multiple deliverable revenue arrangements (formerly Emerging Issues Task Force No. 08-1) to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;
•
require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

In October 2009, the FASB also amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue recognition guidance. We adopted the new guidance on a prospective basis as of the beginning of fiscal 2011 for revenue arrangements entered into or materially modified after January 1, 2011.

The new guidance generally did not change our units of accounting for revenue transactions as products and services qualified as separate units of accounting in most transactions under the historical guidance.  Under both the historical and new guidance, we have vendor-specific objective evidence (“VSOE”) of fair value for product and professional service deliverables and do not have VSOE of fair value for managed services deliverables.  Because we did not have the ability to establish the fair value of managed services deliverables under historical guidance, multiple element arrangements that contain managed services were recognized ratably over the initial term of the managed services contract that is part of the arrangement because managed services are always the last element to be delivered in the arrangement.  The costs of products and services and commission costs directly related to multiple element arrangements containing managed services were deferred and recognized ratably over the initial term of the managed services contract.  Beginning January 1, 2011 for new or materially modified arrangements, we can establish fair value for managed services using ESP.

Under the new guidance, we allocate the total arrangement consideration to each separable deliverable of an arrangement based upon the relative selling price of each deliverable and revenue is recognized upon delivery or completion of those units of accounting. As a result of adopting the new guidance, the results of operations for the three months ended March 31, 2011 were not materially different from the net revenues that would have been recorded under the historical accounting guidance. We cannot reasonably estimate the effect of adopting the new guidance on future financial periods as the impact will vary depending on the nature and volume of new or materially modified multiple deliverable arrangements in any given period.

In December 2010, the FASB issued guidance which modifies certain pro-forma disclosures related to business combinations.  It requires public companies to disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only presenting comparative financial statements. The amendments expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We adopted the guidance effective January 1, 2011 for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010.  The adoption of the guidance had no effect on our financial position or results of operations.

In January 2010, the FASB issued guidance which revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It also requires the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The guidance on Level 1 and 2 transfers was effective immediately, and the guidance about gross presentation of Level 3 activity is effective for fiscal years beginning after December 15, 2010. The adoption of the guidance as of January 1, 2011 had no effect on our financial position or results of operations.

Results Of Operations

Period Comparisons. The following tables set forth, for the periods indicated, certain financial data derived from our condensed statements of operations. Percentages shown in the table below are percentages of total revenue, except for the products and services components of gross profit, which are percentages of the respective product and service revenue.

Three Months Ended March 31, 2011 Compared To the Three Months Ended March 31, 2010

	Three Months Ended March 31,
	2011		2010
	Amount	%	Amount	%
Revenue:
Products	$68,200	86.4	$60,901	86.9
Services	10,754	13.6	9,147	13.1
Total revenue	78,954	100.0	70,048	100.0
Gross profit:
Products	12,820	18.8	10,954	18.0
Services	2,286	21.3	1,579	17.3
Total gross profit	15,106	19.1	12,533	17.9
Selling, general and administrative expenses	18,714	23.7	13,171	18.8
Operating loss	(3,608)	(4.6)	(638)	(0.9)
Interest and other income, net	7	—	91	0.1
Income tax benefit	2,058	2.6	—	—
Net loss	$(1,543)	(2.0)	$(547)	(0.8)

Revenue. Total revenue increased by $8,906, or 12.7%, to $78,954 from $70,048. Products revenue increased $7,299, or 12.0% to $68,200 from $60,901. The increase in products revenue was primarily due to large customer orders in our Central Texas Region.  Services revenue increased $1,607 or 17.6% to $10,754 from $9,147, primarily due to increases in virtually every operating region.

Gross Profit. Total gross profit increased by $2,573, or 20.5%, to $15,106 from $12,533 and gross profit as a percentage of revenue increased to 19.1% from 17.9%. Gross profit on the products sales component increased $1,866 or 17.0%, to $12,820 from $10,954 and, as a percentage of sales, increased to 18.8% from 18.0%, primarily due to a large volume, low margin order in the Gulf Coast Region in 2010. Gross profit on services revenue increased $707 or 44.8% to $2,286 from $1,579 and gross profit as a percent of services revenue increased to 21.3% from 17.3%, primarily due to improved engineer utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $5,543, or 42.1% to $18,714 from $13,171.  As a percentage of total revenue, these expenses increased to 23.7% in 2011 versus 18.8% in 2010.  Excluding 2011 restatement costs of $2,672, selling, general and administrative expenses in 2011 represented 20.3% of total revenue.  In addition to the restatement costs, 2011 expenses increased due to higher commissions on increased sales and increased bonuses.  2010 expenses were reduced by a $254 adjustment to estimated contingent purchase price consideration for the ANX acquisition and a $198 legal settlement.

Operating Loss. Operating loss increased $2,970 to a loss of $3,608 from loss of $638, primarily due to the 2011 restatement costs of $2,672 and higher compensation related expenses, partially offset by higher sales and gross margin.

Interest and Other Income, Net. Interest and other income, net, decreased by $84 to income of $7 from income of $91, primarily due to a special discount program in 2010 for payment of borrowings under our senior credit facility within the free interest period sponsored by Cisco.

Income Tax Benefit. Income tax benefit was $2,058 in 2011 and $0 in 2010.  An income tax benefit was recognized for the 2011 loss while the income tax benefit was not recognized for the 2010 loss due to the corresponding valuation allowance recorded in the period.  The valuation allowance was subsequently released in the second quarter of 2010 as discussed further under “Deferred Tax Assets” below.

Net Loss. Net loss increased $996 to a loss of $1,543 from a loss of $547, primarily due to the 2011 restatement costs after the reduction by the proportionate share of the income tax benefit.

Deferred Tax Assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Management’s evaluation of the realizability of deferred tax assets must consider both positive and negative evidence. The weight given to the potential effects of positive and negative evidence is based on the extent to which it can be objectively verified.  As of June 30, 2010, the Company released the valuation allowance in full and recognized an income tax benefit of $5,492.  We reached this determination after giving consideration to a variety of factors including but not limited to:  (a) the current period realization of all net operating loss (NOL) carry forwards totaling $3,510, (b) the current period taxable income and (c) the expectation of future earnings, thus concluding that it is more likely than not that our deferred tax assets will be realized.

Second Quarter 2011 Impairment Charge

During the second quarter of 2011, we performed an assessment of our Northern California reporting unit (“NCA”) as a result of 2011 first quarter operating performance being below forecast.  We performed a review of NCA’s updated second quarter bookings estimates, a review of its operating results compared to previous forecasts, and an evaluation of the NCA management team.  This review resulted in the termination of NCA’s manager during the second quarter of 2011.  As a result of this review and termination, management revised downward the forecasted future operating results of the NCA reporting unit, concluding that these factors were a triggering event requiring an interim second quarter  goodwill impairment test..  In connection with this triggering event, we tested the recoverability of NCA’s long-lived assets and concluded the carrying values of intangible assets were no longer recoverable. Consequently, during the second quarter of 2011, we expect to record an impairment charge totaling approximately $1,100 to reduce the carrying values of NCA’s goodwill and intangible assets to their estimated fair values, which will be reported as a component of selling, general and administrative expenses.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are collections from our accounts receivable and our credit facility with Castle Pines Capital LLC (the “Credit Facility”), which we believe are sufficient to meet our short-term and long-term liquidity requirements. We use the Credit Facility to finance the majority of our purchases of inventory and to provide working capital when our cash flow from operations is insufficient. Our working capital decreased to $18,256 at March 31, 2011 from $20,114 at December 31, 2010, primarily due to the restatement costs incurred in 2011.

The total Credit Facility is $70,000 with an additional $10 million credit facility specifically for acquisitions (“Acquisition Facility”). Advances under the Acquisition Facility are specific to each acquisition and subject to approval by CPC based on pre-established criteria. There were no borrowings under the Acquisition Facility outstanding at March 31, 2011 or December 31, 2010.  The Credit Facility is collateralized by substantially all of our assets and is for a one year period with automatic one year renewals, except as otherwise provided.   Termination date of the senior credit facility was extended to December 31, 2011, subject to automatic annual renewal as defined in the Amendment.  We expect the Agreement to be extended under substantially similar terms.

As of March 31, 2011, borrowing capacity and availability were as follows:

Total Credit Facility	$70,000
Borrowing base limitation	(12,744)
Total borrowing capacity	57,256
Less interest-bearing borrowings	—
Less non-interest bearing advances	(54,008)
Total unused availability	$3,248

In addition to unused borrowing availability, liquidity at March 31, 2011 included our cash balance of $8,061. The “unused availability” is the amount not borrowed, but eligible to be borrowed. The borrowing base restrictions generally restrict our borrowings under the Credit Facility to 85% of the eligible receivables, 100% of our floor planned inventory and 75% of Cisco vendor rebates receivable.

We use the Credit Facility to finance purchases of Cisco products from Cisco and from certain wholesale distributors. Cisco provides 60-day terms, and other wholesale distributors typically provide 30-day terms. Balances under the Credit Facility that are within those respective 60-day and 30-day periods (the “Free Finance Period”) do not accrue interest and are classified as floor plan financing in our balance sheet. To the extent that we have credit availability under the Credit Facility, it gives us the ability to extend the payment terms past the Free Finance Period. Amounts extended past the Free Finance Period accrue interest and are classified as notes payable on our balance sheet, for which there was no balance outstanding at either March 31, 2011 or December 31, 2010.  The interest rate of the Credit Facility is the prime rate plus 0.5% (3.75% at March 31, 2011) and the interest rate of the Acquisition Facility is the prime rate plus 2.0% (5.25% at March 31, 2011).

As defined in the Credit Facility there are restrictive covenants measured at each quarter and year-end regarding minimum tangible net worth, maximum debt to tangible net worth ratio, and a minimum current ratio, with which we were in compliance at March 31, 2011. At March 31, 2011, we were operating under a waiver from CPC requiring compliance with the loan covenants we had not filed our required SEC Form 10-K for December 31, 2009 and 2010.  In May 2011, CPC waived our events of default under the loan covenants regarding: (a) non-timely provision of financial statements for the year ended 2009 and the three quarterly periods in 2010 and (b) non-timely provision of financial statements for the year ended 2010, which was resolved by our filing the required 2009 and 2010 financial statements in June 2011.  In June 2011, CPC waived our event of default under the loan covenants regarding non-timely provision of the Form 10-Q for the quarterly period ended March 31, 2011.  If we violate any of the loan covenants, we would be required to seek waivers from CPC for those non-compliance events. If CPC refused to provide waivers, the amount due under the Credit Facility could be accelerated and we could be required to seek other sources of financing.

Cash Flows. During the three months ended March 31, 2011, our cash decreased by $4,028. Operating activities used cash of $16,241, investing activities used $597, and financing activities provided $12,810.

Operating Activities. Operating activities used $16,241 in the three months ended March 31, 2011, as compared to providing cash of $7,518 in the comparable 2010 period. During the three months ended March 31, 2011, net income and noncash adjustments to net income used $1,802 and changes in asset and liability accounts used cash of $14,439, primarily due to increased accounts receivable and inventory resulting from higher sales. During the three months ended March 31, 2010, net income and noncash adjustments to net income provided cash of $433 and changes in asset and liability accounts provided cash of $7,085, primarily due to reduced inventory resulting from shipments of product initially received in 2009.

Investing Activities. Investing activities used $597 in the three months ended March 31, 2011, compared to $678 used during the comparable period in 2010. Our investing activities primarily consisted of capital expenditures of $619 in 2011 and $679 in 2010. Capital expenditures in both years were primarily related to purchases of computer equipment and software, and to a lesser degree, leasehold improvements.

Financing Activities. Financing activities provided $12,810 in the three months ended March 31, 2011, compared to using $8,999 in the comparable 2010 period. Funds provided in the three months ended March 31, 2011 were primarily from net borrowings under the floor plan financing of $12,879 compared to funds used for net payments in the three months ended March 31, 2010 of $9,054.

Critical Accounting Policies

There were no significant changes during the three months ended March 31, 2011 to our critical accounting policies as disclosed in Part I, Item 7 of our 2010 Annual Report on Form 10-K, except for recently adopted accounting guidance as discussed in Note 3, “Adoption of New Accounting Pronouncements” of Notes to Condensed Financial Statements in Part 1, Item I.  Also, there were no significant changes in our estimates associated with those policies.

Item 4. Controls and Procedures

INX management is responsible for establishing and maintaining effective disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).

Under the supervision and with the participation of certain members of our management, including our Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on this evaluation and as further set forth below, we believe our disclosure controls and procedures were not effective as of March 31, 2011.

As a result of the material weaknesses in our internal control over financial reporting identified as of December 31, 2010 and discussed below, we have concluded that our disclosure controls and procedures at March 31, 2011 were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Disclosure Controls and Procedures Remediation Initiatives

The material weaknesses in our internal control over financial reporting and weaknesses in our disclosure controls and procedures were identified during the restatement of our prior period financial statements which was completed in June 2011. Our remediation efforts were commenced after the identification of the weaknesses, which were generally subsequent to March 31, 2011.

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

The following material weaknesses in our system of internal controls over financial reporting were identified by management as of December 31, 2010:

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

In the 2010 Form 10-K filing and in the contemporaneously filed Form 10-Qs for the first three quarters of 2010, we restated our financial statements for the 2008 quarterly and annual periods and the first three quarters of 2009.

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

6.	We did not effectively operate our control associated with the review of the service revenue accrual, resulting in computational errors.

With respect to the efforts we undertook to perform the revenue restatement we identified the following material weaknesses:

1.	We did not have sufficient procedures to test the software code we developed to perform certain calculations.

2.	We did not have sufficient procedures to control the accuracy and completeness of data uploaded into our database for calculation purposes.

3.	We did not have sufficiently assess and apply certain aspects of EITF 00-21 to the particular facts and circumstances of our revenue arrangements.

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

Income Tax Valuation Allowance

We did not have sufficiently qualified staff to properly assess releasing the income tax valuation allowance.  We originally determined to maintain a full income tax valuation allowance against our net deferred tax assets based on our three year cumulative losses before taxes.  We did not adequately assess the other stronger evidence which when considered with the positive evidence  indicated a release of the valuation allowance was appropriate, including: (a) the realization of all net operating loss carry forwards, (b) the current period tax liability and (c) our expectations of future earnings.

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

Management’s Internal Control Over Financial Reporting Remediation Initiatives

The material weaknesses in our internal control over financial reporting were identified during the restatement of our prior period financial statements which was completed in June 2011. Our remediation efforts were commenced after the identification of the weaknesses, which were generally subsequent to March 31, 2011.

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2011, there have been no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to condensed financial statements in Part I, Item 1, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2006, the Company issued warrants to the investment banker of the Stratasoft, Inc. sale to purchase up to 40,000 shares of common stock at an exercise price equal to $6 per share expiring January 27, 2011.  The warrants were exercised in full on January 26, 2011 by cashless exercise resulting in the issuance of 3,855 shares of common stock.

Item 6. Exhibits

See exhibit list in the Index to Exhibits, which is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INX Inc.

Date: July 18, 2011	By:	/s/ JAMES H. LONG
James H. Long
Executive Chairman

Index to Exhibits

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From:
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith.
32.1	Section 1350 Certification of Principal Executive Officer	Filed herewith.
32.2	Section 1350 Certification of Principal Financial Officer	Filed herewith.