Form 10-Q
period 2011-06-30
INX Inc
filed 2011-08-15
CIK 1020017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
 Yes ☐    No ☑

The Registrant has 9,714,792 shares of common stock outstanding as of August 1, 2011.

INX Inc.
FORM 10-Q for the Quarter Ended June 30, 2011

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):
INX INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and par value amounts)

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$8,034	$12,089
Accounts receivable, net of allowance of $701 and $651	91,768	64,493
Inventory, net	4,450	3,239
Deferred costs	2,549	2,767
Deferred income taxes	5,925	4,146
Other current assets	1,201	960
Total current assets	113,927	87,694
Property and equipment, net of accumulated depreciation of $8,382 and $7,312	5,300	4,793
Goodwill	12,490	13,532
Intangible assets, net of accumulated amortization of $2,317 and $1,946	376	1,015
Deferred income taxes	3,140	2,029
Other assets	179	75
Total assets	$135,412	$109,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$125	$178
Accounts payable floor plan	62,067	41,129
Accounts payable	10,546	9,423
Accrued payroll and related costs	10,382	7,145
Accrued expenses	3,100	4,189
Deferred revenue	4,985	4,055
Other current liabilities	1,878	1,461
Total current liabilities	93,083	67,580
Non-current liabilities:
Non-current portion of capital lease obligations	—	55
Other liabilities	978	659
Total liabilities	94,061	68,294

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,691,672 and 9,514,542 issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	96	95
Additional paid-in capital	59,241	57,777
Accumulated deficit	(17,986)	(17,028)
Total stockholders’ equity	41,351	40,844
Total liabilities and stockholders’ equity	$135,412	$109,138

The accompanying notes are an integral part of these condensed financial statements.

INX INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2011	2010

Revenue:
Products	$104,802	$74,263
Services	12,108	9,792
Total revenue	116,910	84,055
Cost of goods and services:
Products	84,465	59,219
Services	9,408	7,768
Total cost of goods and services	93,873	66,987
Gross profit	23,037	17,068
Selling, general and administrative expenses	21,612	15,947
Operating income	1,425	1,121
Interest and other income (expense), net	24	(11)
Income before income taxes	1,449	1,110
Income tax expense (benefit)	864	(5,263)
Net income	$585	$6,373

Net income per share:
Basic	$0.06	$0.69
Diluted	$0.06	$0.65

Weighted average shares – basic	9,666,869	9,200,788
Weighted average shares – diluted	10,238,720	9,753,846

The accompanying notes are an integral part of these condensed financial statements.

INX INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2011	2010

Revenue:
Products	$173,002	$135,164
Services	22,862	18,939
Total revenue	195,864	154,103
Cost of goods and services:
Products	139,845	109,166
Services	17,876	15,336
Total cost of goods and services	157,721	124,502
Gross profit	38,143	29,601
Selling, general and administrative expenses	40,326	29,118
Operating (loss) income	(2,183)	483
Interest and other income, net	31	80
(Loss) income before income taxes	(2,152)	563
Income tax benefit	(1,194)	(5,263)
Net (loss) income	$(958)	$5,826

Net (loss) income per share:
Basic	$(0.10)	$0.64
Diluted	$(0.10)	$0.60

Weighted average shares – basic	9,596,495	9,155,356
Weighted average shares – diluted	9,596,495	9,725,309

The accompanying notes are an integral part of these condensed financial statements.

INX INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2010	9,514,542	$95	$57,777	$(17,028)	$40,844
Issuance of vested restricted common stock	54,853	—	—	—	—
Share-based compensation expense related to employee stock options and employee restricted stock grants	—	—	763	—	763
Exercise of common stock options and warrants	23,255	—	61	—	61
Purchase price consideration issued for NetTeks acquisition	113,182	1	727	—	728
Purchase and retirement of stock resulting from grantee election to fund payroll taxes out of restricted stock grant	(14,160)	—	(87)	—	(87)
Net loss	—	—	—	(958)	(958)
Balance at June 30, 2011	9,691,672	$96	$59,241	$(17,986)	$41,351

The accompanying notes are an integral part of this condensed financial statement.

INX INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net (loss) income	$(958)	$5,826
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,519	1,439
Share-based compensation expense	724	992
Deferred income taxes	(2,890)	(5,745)
Excess tax benefits from stock option exercises	—	(374)
Impairment charges	1,188	594
Adjustment to estimated acquisition contingent consideration	15	(254)
Provision for doubtful accounts	116	47
Loss on disposal of property and equipment	1	2
Changes in assets and liabilities that (used) provided cash:
Accounts receivable, net	(27,391)	(20,191)
Inventory	(1,211)	2,756
Accounts payable	1,123	1,423
Other assets and liabilities	4,985	2,904
Net cash used in operating activities	(22,779)	(10,581)
Cash flows from investing activities:
Purchases of property and equipment	(1,247)	(1,023)
Acquisition of NetTeks Technology Consultants, Inc.	(850)	(1,000)
Proceeds from sale of property and equipment	22	1
Net cash used in investing activities	(2,075)	(2,022)
Cash flows from financing activities:
Borrowings under non-interest bearing floor plan financing, net	20,938	7,524
Excess tax benefits from stock option exercises	—	374
Proceeds from shares issued under Employee Stock Purchase Plan	—	372
Exercise of common stock options	61	6
Payments on other borrowings	(113)	(103)
Purchase of stock resulting from grantee election	(87)	(125)
Net cash provided by financing activities	20,799	8,048
Net decrease in cash and cash equivalents	(4,055)	(4,555)
Cash and cash equivalents at beginning of period	12,089	13,247
Cash and cash equivalents at end of period	$8,034	$8,692

Supplemental disclosure of non-cash finance and investing activities:
Contractual obligations	$285	$—
Purchase of software for debt	$146	$—
Acquisition of NetTeks Technology Consultants, Inc.	$728	$—
Acquisition of Access Flow, Inc.	$—	$522
Issuance of vested restricted common stock	$188	$374

The accompanying notes are an integral part of these condensed financial statements.

INX INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1. Description of Business

INX Inc. (“INX” or the “Company”) is a technology solutions provider focused on delivering technology services infrastructure solutions to enterprise customers.  Our solutions architectures consist of three broad categories of technology infrastructure: network infrastructure, unified communications and collaboration (“UC&C”) and data center. Our value-added proposition is delivered in the form of combining our professional services with certain manufacturer’s products to address our customers’ needs.  Our professional services include consulting, planning and design engineering, implementation engineering, system integration.  We provide technology infrastructure solutions for enterprise-class organizations such as corporations, healthcare organizations, educational institutions, and Federal, state and local governmental agencies located in the United States.

2. Basis of Presentation

The accompanying unaudited financial data as of June 30, 2011 and for the three-month and six-month periods ended June 30, 2011 and 2010 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2010 Condensed Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes the disclosures are adequate to make the information presented not misleading. These Condensed Financial Statements should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary for a fair presentation of financial position as of June 30, 2011, results of operations for the three-month and six-month periods ended June 30, 2011 and 2010, cash flows for the six months ended June 30, 2011 and 2010, and stockholders’ equity for the six months ended June 30, 2011, have been included. The results of the interim periods are not necessarily indicative of results for the full year or any future period.

Certain amounts in the balance sheet as of December 31, 2010 presented herein have been reclassified to conform to the current period presentation.

3.  Recently Adopted and New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for multiple deliverable revenue arrangements (formerly Emerging Issues Task Force No. 08-1) to:

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

In October 2009, the FASB also amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue recognition guidance. The Company adopted the new guidance on a prospective basis as of the beginning of fiscal 2011 for revenue arrangements entered into or materially modified on or after January 1, 2011.

The new guidance generally did not change the units of accounting for the Company’s revenue transactions as products and services qualified as separate units of accounting in most transactions under the historical guidance.  Under both the historical and new guidance, the Company has vendor-specific objective evidence (“VSOE”) of fair value for product and professional service deliverables and does not have VSOE or third-party evidence of fair value for managed services deliverables.  Because the Company did not have the ability to establish the fair value of managed services deliverables under historical guidance, multiple element arrangements that contain managed services were recognized ratably over the initial term of the managed services contract that is part of the arrangement because managed services are always the last element to be delivered in the arrangement.  The costs of products and services and commission costs directly related to multiple element arrangements containing managed services were deferred and recognized ratably over the initial term of the managed services contract.  Beginning January 1, 2011 for new or materially modified arrangements, the Company can establish the selling price for managed services using ESP and therefore account for all elements within multiple-element arrangements containing managed services as separate units of accounting.

Under the new guidance, the Company allocates the total arrangement consideration to each separable deliverable of an arrangement based on the relative selling price method of each deliverable and revenue is recognized upon delivery or completion of those units of accounting. As a result of adopting the new guidance, net revenues for the three month and six month periods ended June 30, 2011 were not materially different from the net revenues that would have been recorded under the historical accounting guidance. The Company cannot reasonably estimate the effect of adopting the new guidance on future financial periods as the impact will vary depending on the nature and volume of new or materially modified multiple deliverable arrangements in any given period.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”).  ASU 2011-04 amends Accounting Standards Codification (“ASC”) 820, providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 will be effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a material effect on the Company’s financial statements, but may require certain additional disclosures.

In June 2011, the FASB issued new guidance related to the presentation of comprehensive income. The guidance requires that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option for companies to present components of other comprehensive income as part of the statement of changes in stockholder’s equity. This becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not believe this will have a material impact on our disclosures.

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

Marketware Inc.

On December 31, 2009, the Company purchased the operations and certain assets, and assumed specified liabilities of Marketware Inc. (“Marketware”), a Sacramento-based provider of Cisco IP-network-based physical security and networking solutions.  Under the terms of the asset purchase agreement, additional purchase consideration may be payable based on the Northern California region’s operating income contribution during the twelve-month period ending December 31, 2011.  A minimum of zero and a maximum of $1,313 additional purchase price consideration can be earned. Up to 50% of the additional purchase price consideration may be paid in the form of common stock, at the Company’s option.  As of June 30, 2011 and December 31, 2010, the estimated additional purchase consideration payable was zero.

AdvancedNetworX, Inc.

On July 17, 2009, the Company purchased the operations and certain assets, and assumed specified liabilities of AdvancedNetworX, Inc. (“ANX”), a Raleigh, North Carolina-based network consulting organization.  Additional purchase consideration of between zero and $700 per year is payable based on ANX’s branch office operating income contribution during each of the one-year periods ending July 31, 2011 and 2012.  Up to 60% of such additional purchase price may be paid in the form of Common Stock, at the Company’s option.   As of June 30, 2011 and December 31, 2010, estimated additional purchase consideration payable of $0 and $11 are classified as accrued expenses and $148 and $122 are classified as other non-current liabilities, respectively, based on when the amounts are expected to be earned.  The increase in estimated additional purchase consideration payable of $26 and $15 for the three month and six month periods ended June 30, 2011, respectively, were recorded as an increase in selling, general and administrative expenses.

NetTeks Technology Consultants, Inc.

In 2008, the Company purchased the operations and certain assets, and assumed specified liabilities of NetTeks Technology Consultants, Inc. (“NetTeks”). Additional purchase price consideration of $1,700 was earned by NetTeks for exceeding the New England region operating income contribution target for the year ending December 31, 2010, which was recorded as goodwill and a component of accrued expenses at December 31, 2010. The additional consideration was paid in April 2011, consisting of a cash payment of $850 and the issuance of 113,182 shares of the Company’s common stock that were valued at $728.

(b)	Goodwill

The changes in the carrying value of goodwill during 2011 consisted of the following:

	Gross	Impairment Losses	Net

Balance, December 31, 2010	$13,532	$—	$13,532
Acquisitions	—	—	—
Additional purchase price earned under acquisition agreements	—	—	—
Purchase price adjustments	(122)	—	(122)
Impairment charge	—	(920)	(920)
Balance, June 30, 2011	$13,410	$(920)	$12,490

(c)	Impairment Charge

During the second quarter of 2011, the Company performed an assessment of its Northern California reporting unit (“NCA”) as a result of 2011 operating performance being below forecast.  The Company performed a review of NCA’s second quarter bookings estimates, a review of its operating results compared to previous forecasts, and an evaluation of the NCA management team.  This review resulted in the termination of NCA’s manager during the second quarter of 2011.  As a result of this review and termination, management revised downward the forecasted future operating results of the NCA reporting unit, concluding that these factors were a triggering event requiring an interim second quarter  goodwill impairment test.  In connection with this triggering event, the Company tested the recoverability of NCA’s long-lived assets and concluded the carrying values of intangible assets were no longer recoverable. Consequently, during the second quarter of 2011, the Company recorded an impairment charge totaling $1,188 to reduce the carrying values of NCA’s goodwill and intangible assets to their estimated fair values.  The goodwill impairment charge of $920 and intangible assets impairment charge of $268 were reported as a component of selling, general and administrative expenses.

During the first two quarters of 2010, NCA generated substantial operating losses compared to the operating income as forecasted in connection with the 2009 annual goodwill impairment assessment.  This financial underperformance triggered the need to perform an interim impairment test, resulting in a goodwill impairment charge of $594 recorded in selling, general and administrative expenses during the second quarter of 2010.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator for basic and diluted earnings per share:
Net income (loss)	$585	$6,373	$(958)	$5,826

Denominator for basic earnings per share — weighted-average shares outstanding	9,666,869	9,200,788	9,596,495	9,155,356
Effect of dilutive securities — shares issuable from assumed conversion of common stock options, restricted stock, and warrants	571,851	553,058	—	569,953
Denominator for diluted earnings per share — weighted-average shares outstanding	10,238,720	9,753,846	9,596,495	9,725,309

For 2010 and the three month period ended June 30, 2011, the computation of diluted earnings per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of the Company's common shares, because the inclusion of such options and warrants would be anti-dilutive and such options and warrants are not considered participating securities. For the six month period ended June 30, 2011, the computation of diluted loss per share excludes warrants and outstanding stock options, and restricted stock awards because the Company reported losses during the period and including them would have had an anti-dilutive effect on loss per share. In any period during which the average market price of the Company's common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings (losses) per share computation using the if converted method of accounting.

The following table presents the number of shares of common stock that were excluded in the calculation of diluted earnings per share since their effect would have been antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Warrants	—	40,000	—	40,000
Stock options	484,168	561,468	408,168	551,468
Restricted stock	—	—	322,704	—
Weighted-average shares considered antidilutive	484,168	601,468	730,872	591,468

6. Share-Based Compensation

The Company recognized employee share-based compensation expense for stock options, restricted stock grants, and the employee stock purchase plan of $412 and $424 during the three months ended June 30, 2011 and 2010, respectively and $724 and $963 during the six months ended June 30, 2011 and 2010, respectively. The unrecognized compensation cost related to the Company's unvested stock options as of June 30, 2011 and 2010 was $280 and $728, respectively and is expected to be recognized over a weighted-average period of 0.8 years and 1.2 years, respectively.  The unrecognized compensation cost related to the Company's unvested restricted shares as of June 30, 2011 and 2010 was $1,498 and $2,422, respectively, and is expected to be recognized over a weighted-average period of 1.6 years and 1.8 years, respectively.

7. Senior Credit Facility

The Company has a $70,000 maximum aggregate line of credit with Castle Pines Capital LLC (“CPC”) under a senior credit facility. The CPC senior credit facility (“Facility”) is used primarily for inventory financing and working capital requirements and is collateralized by substantially all assets of the Company.  CPC has authorized a temporary increase in the Facility to $100,000 during the period  from June 27, 2011 to September 30, 2011 to accommodate the Company’s current sales levels.  At June 30, 2011, $62,067 was outstanding under the Facility and reported under accounts payable floor plan, and the unused availability was $37,933.  At December 31, 2010, $41,129 was outstanding under the Facility and reported under accounts payable floor plan, and the unused availability was $7,186.

At June 30, 2011, the Company was operating under a waiver from CPC requiring compliance with the loan covenants as the Company had not filed its required Form 10-Q for the quarterly period ended March 31, 2011, which was filed with the SEC on July 18, 2011. In the future, if any of the loan covenants are violated, the Company would be required to seek waivers from CPC. If CPC refused to provide waivers, the amount due under the Facility could be accelerated and the Company could be required to seek other sources of financing.

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

For the three month period ended June 30, 2011, the effective tax rate was 51%.  The primary reason that the tax rate differs from the 34% Federal statutory corporate rate is the impact of permanent tax differences including meals and entertainment, stock compensation and state tax expense.  For the three month period ended June 30, 2010, before considering the impact of releasing the valuation allowance, the effective tax rate was 44%.  The primary reason that the tax rate differs from the 34% Federal statutory corporate rate is the impact of permanent tax differences including meals and entertainment, stock compensation and non-deductible goodwill.  In addition, the Company released the valuation allowance in full and recognized an income tax benefit of $5,492.   The Company reached this determination after giving consideration to a variety of factors including but not limited to:  (a) the current period realization of all net operating loss (NOL) carry forwards totaling $3,510, (b) the current period taxable income and (c) the expectation of future earnings, thus concluding that it is more likely than not that the Company’s deferred tax assets will be realized.

For the six month period ended June 30, 2011, the effective tax rate was 52%.  The primary reason that the tax rate differs from the 34% Federal statutory corporate rate is the impact of permanent tax differences including meals and entertainment, stock compensation and state tax expense.  For the six month period ended June 30, 2010, before considering the impact of releasing the valuation allowance, the effective tax rate was 69%.  The primary reason that the tax rate differs from the 34% federal statutory corporate rate is the impact of permanent tax differences including meals and entertainment, stock compensation and non-deductible goodwill.  In addition, the Company released the valuation allowance in full and recognized an income tax benefit of $5,492.

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

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include contingent consideration whose fair value is determined using projected income estimates for businesses acquired which require significant management judgment or estimation.

The carrying amount of cash and cash equivalents, receivables, accounts payable and accounts payable floor plan are a reasonable estimate of their fair values due to their short duration.

The Company’s financial instruments measured at fair value on a recurring basis that are subject to the hierarchy disclosure requirements are as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Estimated Contingent Consideration:
Balance at December 31, 2010	$—	$—	$133	$133
Adjustment of estimate	—	—	15	15
Balance at June 30, 2011	$—	$—	$148	$148

	Level 1	Level 2	Level 3	Total Fair Value
Estimated Contingent Consideration:
Balance at December 31, 2009	$—	$—	$1,411	$1,411
Adjustment of estimate	—	—	(254)	(254)
Balance at June 30, 2010	$—	$—	$1,157	$1,157

The Company's other non-financial assets include goodwill, intangible assets and property and equipment, which are classified as Level 3 assets. These assets are measured at fair value on a non-recurring basis as part of the Company's impairment assessments and as circumstances require.

	Fair Value Measurements Using
	Quarter Ended June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
Description	2011	(Level 1)	(Level 2)	(Level 3)	(Losses)

Goodwill	$12,490	$—	$—	$12,490	$(920)
Intangible assets, net	376	—	—	376	(268)
Property and equipment, net	5,300	—	—	5,300	—
Total					$(1,188)

	Fair Value Measurements Using
	Quarter Ended June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
Description	2010	(Level 1)	(Level 2)	(Level 3)	(Losses)

Goodwill	$13,798	$—	$—	$13,798	$(594)
Intangible assets, net	1,387	—	—	1,387	—
Property and equipment, net	4,787	—	—	4,487	—
Total					$(594)

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

Special notice regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to future events or our future financial performance. Readers are cautioned that any statement that is not a statement of historical fact including, but not limited to, statements which may be identified by words including, but not limited to, “anticipate,” “appear,” “believe,” “could,” “estimate,” “expect,” “hope,” “indicate,” “intend,” “likely,” “may,” “might,” “plan,” “potential,” “seek,” “should,” “will,” “would,” and other variations or negative expressions thereof, are predictions or estimations and are subject to known and unknown risks and uncertainties. Numerous factors, including factors that we have little or no control over, may affect INX’s actual results and may cause actual results to differ materially from those expressed in the forward-looking statements contained herein. In evaluating such statements, readers should consider the various factors identified in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”) including the matters set forth in Item 1A. — “Risk Factors,” which could cause actual events, performance or results to differ materially from those indicated by such statements.

Recently Adopted and New Accounting Pronouncements

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

In October 2009, the FASB also amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue recognition guidance. We adopted the new guidance on a prospective basis as of the beginning of fiscal 2011 for revenue arrangements entered into or materially modified on or after January 1, 2011.

The new guidance generally did not change our units of accounting for revenue transactions as products and services qualified as separate units of accounting in most transactions under the historical guidance.  Under both the historical and new guidance, we have vendor-specific objective evidence (“VSOE”) of fair value for product and professional service deliverables and do not have VSOE or third-party evidence of fair value for managed services deliverables.  Because we did not have the ability to establish the fair value of managed services deliverables under historical guidance, multiple element arrangements that contain managed services were recognized ratably over the initial term of the managed services contract that is part of the arrangement because managed services are always the last element to be delivered in the arrangement.  The costs of products and services and commission costs directly related to multiple element arrangements containing managed services were deferred and recognized ratably over the initial term of the managed services contract.  Beginning January 1, 2011 for new or materially modified arrangements, we can establish the selling price for managed services using ESP and therefore account for all elements within multiple-element arrangements containing managed services as separate units of accounting.

Under the new guidance, we allocate the total arrangement consideration to each separable deliverable of an arrangement based upon the relative selling price of each deliverable and revenue is recognized upon delivery or completion of those units of accounting. As a result of adopting the new guidance, net revenues for the three month and six month periods ended June 30, 2011 were not materially different from the net revenues that would have been recorded under the historical accounting guidance.  We cannot reasonably estimate the effect of adopting the new guidance on future financial periods as the impact will vary depending on the nature and volume of new or materially modified multiple deliverable arrangements in any given period.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”).  ASU 2011-04 amends Accounting Standards Codification (“ASC”) 820, providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 will be effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a material effect on our financial statements, but may require certain additional disclosures.

In June 2011, the FASB issued new guidance related to the presentation of comprehensive income. The guidance requires that all non-owner changes in stockholder’s equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option for companies to present components of other comprehensive income as part of the statement of changes in stockholder’s equity. This becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not believe this will have a material impact on our disclosures.

Results Of Operations

Period Comparisons. The following tables set forth, for the periods indicated, certain financial data derived from our condensed statements of operations. Percentages shown in the table below are percentages of total revenue, except for the products and services components of gross profit, which are percentages of the respective product and service revenue.

Three Months Ended June 30, 2011 Compared To the Three Months Ended June 30, 2010

	Three Months Ended June 30,
	2011		2010
	Amount	%	Amount	%
Revenue:
Products	$104,802	89.6	$74,263	88.4
Services	12,108	10.4	9,792	11.6
Total revenue	116,910	100.0	84,055	100.0
Gross profit:
Products	20,337	19.4	15,044	20.3
Services	2,700	22.3	2,024	20.7
Total gross profit	23,037	19.7	17,068	20.3
Selling, general and administrative expenses	21,612	18.5	15,947	19.0
Operating income	1,425	1.2	1,121	1.3
Interest and other income (expense), net	24	—	(11)	—
Income tax expense (benefit)	864	0.7	(5,263)	(6.2)
Net income	$585	0.5	$6,373	7.5

Revenue. Total revenue increased by $32,855, or 39.1%, to $116,910 from $84,055. Products revenue increased $30,539, or 41.1% to $104,802 from $74,263. The increase in products revenue was primarily due to higher sales in the North Texas ($14,780), Northwest ($5,858) and Gulf Coast ($4,708) regions, of which a significant portion was in the school district, health care, and energy industries.  Services revenue increased $2,316 or 23.7% to $12,108 from $9,792, primarily due to increases in the Gulf Coast ($1,188) and Northwest ($949) regions.

Gross Profit. Total gross profit increased by $5,969, or 35.0%, to $23,037 from $17,068 and gross profit as a percentage of revenue decreased to 19.7% from 20.3%. Gross profit on the products sales component increased $5,293 or 35.2%, to $20,337 from $15,044 and, as a percentage of sales, decreased to 19.4% from 20.3%, primarily due to a large volume, low margin orders in the school district and energy industries. Gross profit on services revenue increased $676 or 33.4% to $2,700 from $2,024 and gross profit as a percent of services revenue increased to 22.3% from 20.7%, primarily due to improved engineer utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $5,665, or 35.5% to $21,612 from $15,947.  As a percentage of total revenue, these expenses decreased to 18.5% in 2011 versus 19.0% in 2010.  Excluding restatement costs of $2,314 and $647 and impairment charges of $1,188 and $594 in 2011 and 2010, respectively, selling, general and administrative expenses represented 15.5% and 17.5% of total revenue in 2011 and 2010.  In addition to the restatement costs and impairment charge, 2011 expenses increased due to higher commissions on higher sales and increased bonuses.  In addition to the increased restatement costs and impairment charge, 2010 expenses were partially reduced by a $254 adjustment to estimated contingent purchase price consideration for the ANX acquisition and a $198 legal settlement.  The impairment charges are discussed further under “Impairment Charge” below.

Operating Income. Operating income increased $304 to $1,425 from $1,121, primarily due to the growth in sales and gross profit, partially offset by higher restatement costs, impairment charges and increased compensation related expenses.

Interest and Other Income(Expense), Net. Interest and other income (expense), net, increased by $35 to income of $24 from expense of $11.

Income Tax Expense (Benefit). Income tax expense (benefit) increased $6,127 to expense of $864 in 2011 compared to a benefit of $5,263 in 2010.  The 2010 income tax benefit was the result of the release of the valuation reserve in the second quarter of 2010 as discussed further under “Deferred Tax Assets” below.

Net Income. Net income decreased $5,788 to $585 from $6,373, primarily due to the release of the deferred tax valuation allowance in 2010 and higher restatement costs and impairment charges in 2011, partially offset by higher sales and gross profit in 2011.

Six Months Ended June 30, 2011 Compared To the Six Months Ended June 30, 2010

	Six Months Ended June 30,
	2011		2010
	Amount	%	Amount	%
Revenue:
Products	$173,002	88.3	$135,164	87.7
Services	22,862	11.7	18,939	12.3
Total revenue	195,864	100.0	154,103	100.0
Gross profit:
Products	33,157	19.2	25,998	19.2
Services	4,986	21.8	3,603	19.0
Total gross profit	38,143	19.5	29,601	19.2
Selling, general and administrative expenses	40,326	20.6	29,118	18.9
Operating (loss) income	(2,183)	(1.1)	483	0.3
Interest and other income, net	31	—	80	0.1
Income tax benefit	(1,194)	(0.6)	(5,263)	(3.4)
Net (loss) income	$(958)	(0.5)	$5,826	3.8

Revenue. Total revenue increased by $41,761, or 27.1%, to $195,864 from $154,103. Products revenue increased $37,838, or 28.0% to $173,002 from $135,164.  The increase in products revenue was primarily due to higher sales in the North Texas ($16,075), Central Texas ($8,886), Gulf Coast ($4,849), Northwest ($3,319), and New England ($3,497) regions, of which a significant portion was in the school district, health care, and energy industries.  Services revenue increased $3,923 or 20.7% to $22,862 from $18,939, primarily due to increases in the Gulf Coast ($1,378), Northwest ($1,191), New England ($425), and North Texas ($492) regions.

Gross Profit. Total gross profit increased by $8,542, or 28.9%, to $38,143 from $29,601 and gross profit as a percentage of revenue increased to 19.5% from 19.2%. Gross profit on the products sales component increased $7,159 or 27.5%, to $33,157 from $25,998 and, as a percentage of sales, was unchanged at 19.2%,. Gross profit on services revenue increased $1,383 or 38.4% to $4,986 from $3,603 and gross profit as a percent of services revenue increased to 21.8% from 19.0%, primarily due to improved engineer utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $11,208, or 38.5% to $40,326 from $29,118.  As a percentage of total revenue, these expenses increased to 20.6% in 2011 versus 18.9% in 2010.  Excluding restatement costs of $4,986 and $717 and impairment charges of $1,188 and $594 in 2011 and 2010, respectively, selling, general and administrative expenses represented 17.4% and 18.0% of total revenue in 2011 and 2010.  In addition to the restatement costs and impairment charge, 2011 expenses increased due to higher compensation related expenses.  2010 expenses were increased by restatement costs of $717 and a $594 impairment charge, partially offset by a $254 adjustment to estimated contingent purchase price consideration for the ANX acquisition and a $198 legal settlement.

Operating (Loss) Income. Operating (loss) income changed by $2,666 to a loss of $2,183 from income of $483, primarily due to the increased 2011 restatement costs of $4,269 and impairment charge of $594, partially offset by higher 2011 sales and gross profit.

Interest and Other Income, Net. Interest and other income, net, decreased by $49 to income of $31 from income of $80, primarily due to a special discount program in 2010 for payment of borrowings under our senior credit facility within the free interest period sponsored by Cisco.

Income Tax Benefit. Income tax benefit was $1,194 in 2011 compared to $5,263 in 2010.  An income tax benefit was recognized for the 2011 loss compared to the release of the valuation reserve in the second quarter of 2010 as discussed further under “Deferred Tax Assets” below.

Net (Loss) Income. Net (loss) income changed by $6,784 to a loss of $958 from income of $5,826, primarily due to the increased 2011 restatement costs and impairment charges and decrease in the income tax benefit, partially offset by higher 2011 sales and gross profit.

Impairment Charge.  During the second quarter of 2011, we performed an assessment of our Northern California reporting unit (“NCA”) as a result of 2011 operating performance being below forecast.  We performed a review of NCA’s second quarter bookings estimates, a review of its operating results compared to previous forecasts, and an evaluation of the NCA management team.  This review resulted in the termination of NCA’s manager during the second quarter of 2011.  As a result of this review and termination, management revised downward the forecasted future operating results of the NCA reporting unit, concluding that these factors were a triggering event requiring an interim second quarter  goodwill impairment test..  In connection with this triggering event, we tested the recoverability of NCA’s long-lived assets and concluded the carrying values of intangible assets were no longer recoverable. Consequently, during the second quarter of 2011, we recorded an impairment charge totaling $1,188 to reduce the carrying values of NCA’s goodwill and intangible assets to their estimated fair values, which was reported as a component of selling, general and administrative expenses.

During the first two quarters of 2010, NCA generated substantial operating losses compared to the operating income as forecasted in connection with the 2009 annual goodwill impairment assessment.  This financial underperformance triggered the need to perform an interim impairment test, resulting in a goodwill impairment charge of $594 recorded in selling, general and administrative expenses during the second quarter of 2010.

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

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are collections from our accounts receivable and our credit facility with Castle Pines Capital LLC (the “Credit Facility”), which we believe are sufficient to meet our short-term and long-term liquidity requirements. We use the Credit Facility to finance the majority of our purchases of inventory and to provide working capital when our cash flow from operations is insufficient. Our working capital increased slightly to $20,844 at June 30, 2011 from $20,114 at December 31, 2010.

The total Credit Facility is $70,000 with an additional $10,000 credit facility specifically for acquisitions (“Acquisition Facility”).  CPC has authorized a temporary increase in the Credit Facility to $100,000 during the period from June 27, 2011 to September 30, 2011 to accommodate our current sales levels. Advances under the Acquisition Facility are specific to each acquisition and subject to approval by CPC based on pre-established criteria. There were no borrowings under the Acquisition Facility outstanding at June 30, 2011 or December 31, 2010.  The Credit Facility is collateralized by substantially all of our assets and is for a one year period with automatic one year renewals, except as otherwise provided.   Termination date of the senior credit facility was extended to December 31, 2011, subject to automatic annual renewal as defined in the Amendment.  We expect the Agreement to be extended under substantially similar terms.

As of June 30, 2011, borrowing capacity and availability were as follows:

Total Credit Facility	$100,000
Borrowing base limitation	—
Total borrowing capacity	100,000
Less interest-bearing borrowings	—
Less non-interest bearing advances	(62,067)
Total unused availability	$37,933

In addition to unused borrowing availability, liquidity at June 30, 2011 included our cash balance of $8,034. The “unused availability” is the amount not borrowed, but eligible to be borrowed. The borrowing base restrictions generally restrict our borrowings under the Credit Facility to 85% of the eligible receivables, 100% of our floor planned inventory and 75% of Cisco vendor rebates receivable.

We use the Credit Facility to finance purchases of Cisco products from Cisco and from certain wholesale distributors. Cisco provides 60-day terms, and other wholesale distributors typically provide 30-day terms. Balances under the Credit Facility that are within those respective 60-day and 30-day periods (the “Free Finance Period”) do not accrue interest and are classified as floor plan financing in our balance sheet. To the extent that we have credit availability under the Credit Facility, it gives us the ability to extend the payment terms past the Free Finance Period. Amounts extended past the Free Finance Period accrue interest and are classified as notes payable on our balance sheet, for which there was no balance outstanding at either June 30, 2011 or December 31, 2010.  The interest rate of the Credit Facility is the prime rate plus 0.5% (3.75% at June 30, 2011) and the interest rate of the Acquisition Facility is the prime rate plus 2.0% (5.25% at June 30, 2011).

As defined in the Credit Facility there are restrictive covenants measured at each quarter and year-end regarding minimum tangible net worth, maximum debt to tangible net worth ratio, and a minimum current ratio, with which we were in compliance at June 30, 2011. At June 30, 2011, we were operating under a waiver from CPC requiring compliance with the loan covenants we had not filed our required Form 10-Q for the quarterly period ended March 31, 2011, which was filed with the SEC on July 18, 2011.  If we violate any of the loan covenants, we would be required to seek waivers from CPC for those non-compliance events. If CPC refused to provide waivers, the amount due under the Credit Facility could be accelerated and we could be required to seek other sources of financing.

Cash Flows. During the six months ended June 30, 2011, our cash decreased by $4,055. Operating activities used cash of $22,779, investing activities used $2,075, and financing activities provided $20,799.

Operating Activities. Operating activities used $22,779 in the six months ended June 30, 2011, as compared to using cash of $10,581 in the comparable 2010 period. During the six months ended June 30, 2011, net income and noncash adjustments to net income used $285 and changes in asset and liability accounts used cash of $22,494, primarily due to increased accounts receivable resulting from higher sales. During the six months ended June 30, 2010, net income and noncash adjustments to net income provided cash of $2,527 and changes in asset and liability accounts used cash of $13,108, primarily due to increased accounts receivable resulting from higher sales.

Investing Activities. Investing activities used $2,075 in the six months ended June 30, 2011, compared to $2,022 used during the comparable period in 2010. Our investing activities primarily consisted of capital expenditures of $1,247 in 2011 and $1,023 in 2010 and additional cash purchase price for the NetTeks acquisition of $850 in 2011 and $1,000 in 2010. Capital expenditures in both years were primarily related to purchases of computer equipment and software.

Financing Activities. Financing activities provided $20,799 in the six months ended June 30, 2011, compared to providing $8,048 in the comparable 2010 period. Funds provided in the six months ended June 30, 2011 were primarily from net borrowings under the floor plan financing of $20,938 compared to funds used for net payments in the six months ended June 30, 2010 of $7,524.

Critical Accounting Policies

There were no significant changes during the six months ended June 30, 2011 to our critical accounting policies as disclosed in Part I, Item 7 of our 2010 Annual Report on Form 10-K, except for recently adopted accounting guidance as discussed in Note 3, “Recently Adopted and New Accounting Pronouncements” of Notes to Condensed Financial Statements in Part 1, Item I.  Also, there were no significant changes in our estimates associated with those policies.

Item 4. Controls and Procedures

INX management is responsible for establishing and maintaining effective disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).

Under the supervision and with the participation of certain members of our management, including our Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on this evaluation and as further set forth below, we believe our disclosure controls and procedures were not effective as of June 30, 2011.

As a result of the material weaknesses in our internal control over financial reporting identified as of December 31, 2010 and discussed below, we have concluded that our disclosure controls and procedures at June 30, 2011 were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Disclosure Controls and Procedures and Material Weaknesses Remediation Initiatives

The material weaknesses in our internal control over financial reporting and weaknesses in our disclosure controls and procedures were identified during the restatement of our prior period financial statements which was completed in June 2011. Our remediation efforts were commenced after the identification of the weaknesses, which were generally subsequent to June 30, 2011.

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

The following material weaknesses in our system of internal controls over financial reporting were identified by management:

Revenue Accounting

As a result of our previously announced restatements, we identified the following material weaknesses with respect to our revenue accounting:

1.
We did not employ sufficiently qualified staff, and did not design sufficient documentation and review procedures to appropriately apply Accounting Standards Codification (“ASC”) 605-25 Revenue Recognition, Multiple-Element Arrangements, previously referred to as Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables.

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

In the 2010 Form 10-K filing and in the contemporaneously filed Form 10-Q’s for the first three quarters of 2010, we restated our financial statements for the 2008 quarterly and annual periods and the first three quarters of 2009.  With respect to the efforts we undertook to perform the revenue restatement we identified the following material weaknesses:

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

Contingent Consideration Related to Business Acquisitions

We did not maintain effective internal controls to ensure the appropriate recording and reporting of certain business acquisition related payments. Specifically, our controls were not designed to ensure that the redistribution of such contingent acquisition-related payments from the selling shareholders to certain of our employees was correctly accounted for in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In addition we did not adequately assess this GAAP accounting requirement. As a consequence, we did not correctly recognize non-cash expense for certain redistributed contingent acquisition-related payments which had already been correctly recognized as additional goodwill at the time of the payments.

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

Management’s Internal Control Over Financial Reporting Remediation Initiatives

The material weaknesses in our internal control over financial reporting were identified during the restatement of our prior period financial statements which was completed in June 2011. Our remediation efforts were commenced after the identification of the weaknesses, which were generally subsequent to June 30, 2011.

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2011, there have been no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

INX Inc.

Date: August 15, 2011	By:	/s/ JAMES H. LONG
James H. Long
Executive Chairman and
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