Form 10-Q
period 2011-09-30
INX Inc
filed 2011-11-17
CIK 1020017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
 Yes ☐    No ☑

The Registrant has 9,762,473 shares of common stock outstanding as of November 1, 2011.

INX Inc.
FORM 10-Q for the Quarter Ended September 30, 2011

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):
INX INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and par value amounts)

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$7,076	$12,089
Accounts receivable, net of allowance of $885 and $651	79,917	64,493
Inventory, net	8,953	3,239
Deferred costs	7,253	2,767
Deferred income taxes	7,612	4,146
Other current assets	1,154	960
Total current assets	111,965	87,694
Property and equipment, net of accumulated depreciation of $8,977 and $7,312	5,213	4,793
Goodwill	12,490	13,532
Intangible assets, net of accumulated amortization of $2,424 and $1,946	269	1,015
Deferred income taxes	4,492	2,029
Other assets	193	75
Total assets	$134,622	$109,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$93	$178
Accounts payable floor plan	58,901	41,129
Accounts payable	6,975	9,423
Accrued payroll and related costs	9,091	7,145
Accrued expenses	3,498	4,189
Deferred revenue	8,139	4,055
Other current liabilities	2,268	1,461
Total current liabilities	88,965	67,580
Non-current liabilities:
Non-current portion of capital lease obligations	—	55
Other liabilities	920	659
Total liabilities	89,885	68,294

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,760,973 and 9,514,542 issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	97	95
Additional paid-in capital	60,013	57,777
Accumulated deficit	(15,373)	(17,028)
Total stockholders’ equity	44,737	40,844
Total liabilities and stockholders’ equity	$134,622	$109,138

The accompanying notes are an integral part of these condensed financial statements.

INX INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2011	2010

Revenue:
Products	$84,689	$74,027
Services	14,040	10,886
Total revenue	98,729	84,913
Cost of goods and services:
Products	68,254	57,355
Services	10,557	8,407
Total cost of goods and services	78,811	65,762
Gross profit	19,918	19,151
Selling, general and administrative expenses	18,732	17,392
Operating income	1,186	1,759
Interest and other income (expense), net	4	(12)
Income before income taxes	1,190	1,747
Income tax expense (benefit)	(1,423)	820
Net income	$2,613	$927

Net income per share:
Basic	$0.27	$0. 10
Diluted	$0.25	$0.09

Weighted average shares – basic	9,739,308	9,294,873
Weighted average shares – diluted	10,312,818	9,880,852

The accompanying notes are an integral part of these condensed financial statements.

  INX INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Revenue:
Products	$257,691	$209,191
Services	36,902	29,825
Total revenue	294,593	239,016
Cost of goods and services:
Products	208,099	166,521
Services	28,433	23,743
Total cost of goods and services	236,532	190,264
Gross profit	58,061	48,752
Selling, general and administrative expenses	59,058	46,510
Operating (loss) income	(997)	2,242
Interest and other income, net	35	68
(Loss) income before income taxes	(962)	2,310
Income tax benefit	(2,617)	(4,443)
Net income	$1,655	$6,753

Net income per share:
Basic	$0.17	$0.73
Diluted	$0.16	$0.69

Weighted average shares – basic	9,644,100	9,201,862
Weighted average shares – diluted	10,233,511	9,798,140

The accompanying notes are an integral part of these condensed financial statements.

INX INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2010	9,514,542	$95	$57,777	$(17,028)	$40,844
Issuance of vested restricted common stock	135,564	1	194	—	195
Share-based compensation expense related to stock options and restricted stock grants	—	—	1,428	—	1,428
Exercise of common stock options and warrants	25,255	—	68	—	68
Purchase price consideration issued for NetTeks acquisition	113,182	1	727	—	728
Purchase and retirement of stock resulting from grantee election to fund payroll taxes out of restricted stock grant	(27,570)	—	(181)	—	(181)
Net income	—	—	—	1,655	1,655
Balance at September 30, 2011	9,760,973	$97	$60,013	$(15,373)	$44,737

The accompanying notes are an integral part of these condensed financial statements.

INX INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$1,655	$6,753
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,253	2,135
Share-based compensation expense	1,584	1,645
Deferred income taxes	(5,929)	(5,745)
Excess tax benefits from stock option exercises	—	(611)
Impairment charges	1,188	594
Adjustment to estimated acquisition contingent consideration	15	(254)
Provision for doubtful accounts	281	366
Loss on disposal of property and equipment	—	11
Changes in assets and liabilities that (used) provided cash:
Accounts receivable, net	(15,705)	(16,550)
Inventory	(5,714)	5,159
Accounts payable	(2,448)	2,290
Other assets and liabilities	2,910	4,099
Net cash used in operating activities	(19,910)	(108)
Cash flows from investing activities:
Purchases of property and equipment	(1,796)	(1,345)
Acquisition of NetTeks Technology Consultants, Inc.	(850)	(1,500)
Acquisition of Access Flow, Inc.	—	(273)
Proceeds from sale of property and equipment	32	1
Net cash used in investing activities	(2,614)	(3,117)
Cash flows from financing activities:
Borrowings under non-interest bearing floor plan financing, net	17,772	686
Excess tax benefits from stock option exercises	—	611
Proceeds from shares issued under Employee Stock Purchase Plan	—	573
Exercise of common stock options	68	10
Payments on other borrowings	(148)	(152)
Purchase of stock resulting from grantee election	(181)	(204)
Net cash provided by financing activities	17,511	1,524
Net decrease in cash and cash equivalents	(5,013)	(1,701)
Cash and cash equivalents at beginning of period	12,089	13,247
Cash and cash equivalents at end of period	$7,076	$11,546

Supplemental disclosure of non-cash finance and investing activities:
Contractual obligations	$285	$—
Purchase of software for debt	$146	$—
Acquisition of NetTeks Technology Consultants, Inc.	$728	$—
Acquisition of Access Flow, Inc.	$—	$249
Issuance of vested restricted common stock	$195	$842

The accompanying notes are an integral part of these condensed financial statements.

INX INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1. Description of Business

INX Inc. (“INX” or the “Company”) is a technology solutions provider focused on delivering technology services infrastructure solutions to enterprise customers.  Our solutions architectures consist of three broad categories of technology infrastructure: network infrastructure, unified communications and collaboration (“UC&C”) and data center. Our value-added proposition is delivered in the form of combining our professional services with certain manufacturer’s products to address our customers’ needs.  Our professional services include consulting, planning and design engineering, implementation engineering, and system integration.  We provide technology infrastructure solutions for enterprise-class organizations such as corporations, healthcare organizations, educational institutions, and Federal, state and local governmental agencies located in the United States.

2. Basis of Presentation

The accompanying unaudited financial data as of September 30, 2011 and for the three-month and nine-month periods ended September 30, 2011 and 2010 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The December 31, 2010 Condensed Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes the disclosures are adequate to make the information presented not misleading. These Condensed Financial Statements should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary for a fair presentation of financial position as of September 30, 2011, results of operations for the three-month and nine-month periods ended September 30, 2011 and 2010, cash flows for the nine months ended September 30, 2011 and 2010, and stockholders’ equity for the nine months ended September 30, 2011, have been included. The results of the interim periods are not necessarily indicative of results for the full year or any future period.

Certain amounts in the balance sheet as of December 31, 2010 presented herein have been reclassified to conform to the current period presentation.

3.  Recently Adopted and New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the Accounting Standards Codifications (“ASC”) for multiple deliverable revenue arrangements (formerly Emerging Issues Task Force No. 08-1) to:

●	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;
●
require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

●	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

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

Under the new guidance, the Company allocates the total arrangement consideration to each separable deliverable of an arrangement based on the relative selling price method of each deliverable and revenue is recognized upon delivery or completion of those units of accounting. As a result of adopting the new guidance, net revenues for the three month and nine month periods ended September 30, 2011 were not materially different from the net revenues that would have been recorded under the historical accounting guidance. The Company cannot reasonably estimate the effect of adopting the new guidance on future financial periods as the impact will vary depending on the nature and volume of new or materially modified multiple deliverable arrangements in any given period.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other: Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 permits registrants to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test included in U.S. GAAP.  A registrant would not be required to calculate the fair value of a reporting unit unless it is determined that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for years beginning after December 15, 2011, with early adoption permitted.  Management will adopt this guidance for its annual and interim goodwill impairment testing during 2012.

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

Marketware Inc.

On December 31, 2009, the Company purchased the operations and certain assets, and assumed specified liabilities of Marketware Inc. (“Marketware”), a Sacramento-based provider of Cisco IP-network-based physical security and networking solutions.  Under the terms of the asset purchase agreement, additional purchase consideration may be payable based on the Northern California region’s operating income contribution during the twelve-month period ending December 31, 2011.  A minimum of zero and a maximum of $1,313 additional purchase price consideration can be earned. Up to 50% of the additional purchase price consideration may be paid in the form of common stock, at the Company’s option.  As of September 30, 2011 and December 31, 2010, the estimated additional purchase consideration payable was zero.

AdvancedNetworX, Inc.

On July 17, 2009, the Company purchased the operations and certain assets, and assumed specified liabilities of AdvancedNetworX, Inc. (“ANX”), a Raleigh, North Carolina-based network consulting organization.  Additional purchase consideration of between zero and $700 per year is payable based on ANX’s branch office operating income contribution during each of the one-year periods ending July 31, 2011 and 2012.  Up to 60% of such additional purchase price may be paid in the form of Common Stock, at the Company’s option.   As of September 30, 2011 and December 31, 2010, estimated additional purchase consideration payable of $148 and $11 are classified as accrued expenses.  As of December 31, 2010, $122 was classified as other non-current liabilities and as of September 30, 2011, $148 was classified as a current liability. The classifications are based on when the amounts are expected to be earned.  The increase in estimated additional purchase consideration payable of $15 for the nine month period ended September 30, 2011, was recorded as an increase in selling, general and administrative expenses.

NetTeks Technology Consultants, Inc.

In 2008, the Company purchased the operations and certain assets, and assumed specified liabilities of NetTeks Technology Consultants, Inc. (“NetTeks”).  Final purchase price consideration of $1,700 was earned by NetTeks for exceeding the New England region operating income contribution target for the year ending December 31, 2010, which was recorded as goodwill and a component of accrued expenses at December 31, 2010. The final consideration was paid in April 2011, consisting of a cash payment of $850 and the issuance of 113,182 shares of the Company’s common stock that were valued at $728.

(b)	Goodwill

The changes in the carrying value of goodwill during 2011 consisted of the following:

	Gross	Impairment Losses	Net

Balance, December 31, 2010	$13,532	$—	$13,532
Acquisitions	—	—	—
Additional purchase price earned under acquisition agreements	—	—	—
Purchase price adjustments	(122)	—	(122)
Impairment charge	—	(920)	(920)
Balance, September 30, 2011	$13,410	$(920)	$12,490

(c)	Impairment Charge

During the second quarter of 2011, the Company performed an assessment of its Northern California reporting unit (“NCA”) as a result of 2011 operating performance being below forecast.  The Company performed a review of NCA’s second quarter bookings estimates, a review of its operating results compared to previous forecasts, and an evaluation of the NCA management team.  This review resulted in the termination of NCA’s manager during the second quarter of 2011.  As a result of this review and termination, management revised downward the forecasted future operating results of the NCA reporting unit, concluding that these factors were a triggering event requiring an interim second quarter  goodwill impairment test.  In connection with this triggering event, the Company tested the recoverability of NCA’s long-lived assets and concluded the carrying values of intangible assets were no longer recoverable. Consequently, during the second quarter of 2011, the Company recorded an impairment charge totaling $1,188 to reduce the carrying values of NCA’s goodwill and intangible assets to their estimated fair values.  The goodwill impairment charge of $920 and intangible assets impairment charge of $268 were reported as a component of selling, general and administrative expenses.   There were no triggering events during the third quarter of 2011.

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

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator for basic and diluted earnings per share:
Net income (loss)	$2,613	$927	$1,655	$6,753

Denominator for basic earnings per share — weighted-average shares outstanding	9,739,308	9,294,873	9,644,100	9,201,862
Effect of dilutive securities — shares issuable from assumed conversion of common stock options, restricted stock, and warrants	573,510	585,979	589,411	596,278
Denominator for diluted earnings per share — weighted-average shares outstanding	10,312,818	9,880,852	10,233,511	9,798,140

For 2011, the computation of diluted earnings per share excludes outstanding stock options with exercise prices greater than the average market price of the Company's common shares, because the inclusion of such options would be anti-dilutive and are not considered participating securities.  For 2010 the computation of diluted earnings per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of the Company's common shares, because the inclusion of such options and warrants would be anti-dilutive and such options and warrants are not considered participating securities.  In any period during which the average market price of the Company's common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings (losses) per share computation using the if converted method of accounting.

The following table presents the number of shares of common stock that were excluded in the calculation of diluted earnings per share since their effect would have been antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Warrants	—	40,000	—	40,000
Stock options	391,188	541,568	391,188	560,468
Restricted stock	—	—	—	—
Weighted-average shares considered antidilutive	391,188	581,568	391,188	600,468

6. Share-Based Compensation

The Company recognized share-based compensation expense for stock options, restricted stock grants, and the employee stock purchase plan of $702 and $628 during the three months ended September 30, 2011 and 2010, respectively and $1,623 and $1,591 during the nine months ended September 30, 2011 and 2010, respectively. The unrecognized compensation cost related to the Company's unvested stock options as of September 30, 2011 and 2010 was $164 and $538, respectively and is expected to be recognized over a weighted-average period of 0.8 and 1.1 years, respectively.  The unrecognized compensation cost related to the Company's unvested restricted shares as of September 30, 2011 and 2010 was $4,222 and $1,956, respectively, and is expected to be recognized over a weighted-average period of 2.0 and 1.8 years, respectively.

7. Senior Credit Facility

The Company has a $100,000 maximum aggregate line of credit with Castle Pines Capital LLC (“CPC”) under a senior credit facility. The CPC senior credit facility (“Facility”) is used primarily for inventory financing and working capital requirements and is collateralized by substantially all assets of the Company.  CPC authorized a temporary increase in the Facility to $100,000 during the period  from June 27, 2011 to September 30, 2011 to accommodate the Company’s current sales levels.  Subsequent to September 30, 2011, the CPC maximum aggregate line of credit returned to the $70,000 level. At September 30, 2011, $58,901 was outstanding under the Facility and reported under accounts payable floor plan, and the unused availability was $6,244.  At December 31, 2010, $41,129 was outstanding under the Facility and reported under accounts payable floor plan, and the unused availability was $7,186.

At June 30, 2011, the Company was operating under a waiver from CPC requiring compliance with the loan covenants as the Company had not filed its required Form 10-Q for the quarterly period ended March 31, 2011, which was filed with the SEC on July 18, 2011.  The Company was in compliance with all loan covenants at September 30, 2011.

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

For the three month period ended September 30, 2011, the effective tax rate was 120%.  The primary reason that the tax rate differs from the 34% Federal statutory corporate rate is the impact of permanent tax differences including meals and entertainment, stock compensation and state tax expense.  For the three month period ended September 30, 2010, before considering the impact of releasing the valuation allowance, the effective tax rate was 46%.  The primary reason that the tax rate differs from the 34% Federal statutory corporate rate is the impact of permanent tax differences including meals and entertainment, stock compensation and non-deductible goodwill.  In addition, during the second quarter of 2010, the Company released the valuation allowance in full and recognized an income tax benefit of $5,492.   The Company reached this determination after giving consideration to a variety of factors including but not limited to:  (a) the current period realization of all net operating loss (NOL) carry forwards totaling $3,510, (b) the current period taxable income and (c) the expectation of future earnings, thus concluding that it is more likely than not that the Company’s deferred tax assets will be realized.

For the nine month period ended September 30, 2011, the effective tax rate was 272%.  The primary reason that the tax rate differs from the 34% Federal statutory corporate rate is the impact of permanent tax differences including meals and entertainment, stock compensation and state tax expense.  For the nine month period ended September 30, 2010, before considering the impact of releasing the valuation allowance, the effective tax rate was 45%.  The primary reason that the tax rate differs from the 34% federal statutory corporate rate is the impact of permanent tax differences including meals and entertainment, stock compensation and non-deductible goodwill.  In addition as noted previously, the Company released the valuation allowance in full and recognized an income tax benefit of $5,492.

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

The Company’s financial instruments measured at fair value on a recurring basis that are subject to the hierarchy disclosure requirements are as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Estimated Contingent Consideration:
Balance at December 31, 2010	$—	$—	$133	$133
Adjustment of estimate	—	—	15	15
Balance at September 30, 2011	$—	$—	$148	$148

	Level 1	Level 2	Level 3	Total Fair Value
Estimated Contingent Consideration:
Balance at December 31, 2009	$—	$—	$1,411	$1,411
Adjustment of estimate	—	—	(254)	(254)
Balance at September 30, 2010	$—	$—	$1,157	$1,157

The Company's other non-financial assets include goodwill, intangible assets and property and equipment, which are classified as Level 3 assets. These assets are measured at fair value on a non-recurring basis as part of the Company's impairment assessments and as circumstances require. The following table summarizes the changes in the fair value of the Company's other non-financial assets resulting from impairment charges recorded during the nine months ended September 30.

	Fair Value Measurements Using
	Quarter Ended September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
Description	2011	(Level 1)	(Level 2)	(Level 3)	(Losses)

Goodwill	$12,490	$—	$—	$12,490	$(920)
Intangible assets, net	269	—	—	269	(268)
Property and equipment, net	5,213	—	—	5,213	—
Total					$(1,188)

	Fair Value Measurements Using
	Quarter Ended September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
Description	2010	(Level 1)	(Level 2)	(Level 3)	(Losses)

Goodwill	$13,798	$—	$—	$13,798	$(594)
Intangible assets, net	1,201	—	—	1,201	—
Property and equipment, net	4,590	—	—	4, 590	—
Total					$(594)

12. Subsequent Event

On November 1, 2011, the Company announced that it had entered into a Plan of Merger Agreement with Presidio, Inc., a Georgia corporation (“Parent”) and Indigo Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Upon the closing of the Plan of Merger Agreement, INX common stock, excluding shares owned by INX, Parent or Merger Sub and other than those shares with respect to which appraisal rights are properly exercised and not withdrawn but including shares issued pursuant to a restricted stock award or a restricted stock unit award and otherwise subject to a risk of forfeiture, will be cancelled and automatically converted into the right to receive $8.75 in cash, without interest.

On November 4, 2011, Jean Neustadt, III, on behalf of himself and purportedly other stockholders, filed a class action suit in the Court of Chancery of the State of Delaware, captioned Jean Neustadt, III v. INX, Inc., et al., C.A. No. 7017 (the “Neustadt Complaint”). The plaintiff in the Neustadt Complaint alleges, among other things, that INX and the members of the board of directors breached their fiduciary duties to INX’s public stockholders by authorizing the merger for inadequate consideration and pursuant to an inadequate process. The Neustadt Complaint seeks, among other things, an order enjoining the defendants from consummating the merger, an award for compensatory damages and an award of fees, expenses and costs.

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

Recently Adopted and New Accounting Pronouncements

In October 2009, the FASB amended the Accounting Standards Codifications (“ASC”) for multiple deliverable revenue arrangements (formerly Emerging Issues Task Force No. 08-1) to:

●	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;
●
require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

●	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

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

Under the new guidance, we allocate the total arrangement consideration to each separable deliverable of an arrangement based upon the relative selling price of each deliverable and revenue is recognized upon delivery or completion of those units of accounting. As a result of adopting the new guidance, net revenues for the three month and nine month periods ended September 30, 2011 were not materially different from the net revenues that would have been recorded under the historical accounting guidance.  We cannot reasonably estimate the effect of adopting the new guidance on future financial periods as the impact will vary depending on the nature and volume of new or materially modified multiple deliverable arrangements in any given period.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other: Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 permits registrants to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test included in U.S. GAAP.  A registrant would not be required to calculate the fair value of a reporting unit unless it is determined that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for years beginning after December 15, 2011, with early adoption permitted.  Management will adopt this guidance for its annual and interim goodwill impairment testing during 2012.

Results of Operations

Period Comparisons. The following tables set forth, for the periods indicated, certain financial data derived from our condensed statements of operations. Percentages shown in the table below are percentages of total revenue, except for the products and services components of gross profit, which are percentages of the respective product and service revenue.

Three Months Ended September 30, 2011 Compared To the Three Months Ended September 30, 2010

	Three Months Ended September 30,
	2011		2010
	Amount	%	Amount	%
Revenue:
Products	$84,689	85.8	$74,027	87.2
Services	14,040	14.2	10,886	12.8
Total revenue	98,729	100.0	84,913	100.0
Gross profit:
Products	16,435	19.4	16,672	22.5
Services	3,483	24.8	2,479	22.8
Total gross profit	19,918	20.2	19,151	22.6
Selling, general and administrative expenses	18,732	19.0	17,392	20.5
Operating income	1,186	1.2	1, 759	2.1
Interest and other income (expense), net	4	—	(12)	—
Income tax expense (benefit)	(1,423)	(1.4)	820	1.0
Net income	$2,613	2.6	$927	1.1

Revenue. Total revenue increased by $13,816, or 16.3%, to $98,729 from $84,913. Products revenue increased $10,662, or 14.4% to $84,689 from $74,027. The increase in products revenue was primarily due to higher sales in the New England ($5,802), Southwest ($2,295), North Carolina ($1,362), and Gulf Coast ($980) regions, of which a significant portion was in the school district, health care, state, school district and energy industries.  Services revenue increased $3,154 or 29.0% to $14,040 from $10,886, primarily due to increases in the Gulf Coast ($1,429), North Texas ($1,007) and Central Texas ($704) regions.

Gross Profit. Total gross profit increased by $767, or 4.0%, to $19,918 from $19,151 and gross profit as a percentage of revenue decreased to 20.2% from 22.6%. Gross profit on the products sales component decreased $237 or (1.4)%, to $16,435 from $16,672 and, as a percentage of sales, decreased to 19.4% from 22.5%, primarily due to a large volume, low margin orders in the school district and energy industries. Gross profit on services revenue increased $1,004 or 40.5% to $3,483 from $2,479 and gross profit as a percent of services revenue increased to 24.8% from 22.8%, primarily due to improved engineer utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1,340, or 7.7% to $18,732 from $17,392.  As a percentage of total revenue, these expenses decreased to 19.0% in 2011 versus 20.5% in 2010.  2011 expenses increased primarily due to increased compensation costs, higher professional fees and higher stock based compensation expense related to the appointment of new members to the Board of Directors.

Operating Income. Operating income decreased $573 to $1,186 from $1,759, primarily due to the growth in sales and gross profit, partially offset by higher professional fees and increased compensation related expenses.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, increased by $16 to income of $4 from expense of $12.

Income Tax Expense (Benefit). Income tax expense (benefit) decreased $2,243 to a benefit of $1,423 in 2011 compared to expense of $820 in 2010.  The income tax benefit is the result of a change in our effective tax rate.The effective tax rate was 120%.  The primary reason that the tax rate differs from the 34% Federal statutory corporate rate is the impact of permanent tax differences including meals and entertainment, stock compensation and state tax expense.

Net Income. Net income increased $1,686 to $2,613 from $927, primarily due to the income tax benefit of $1,423 higher 2011 sales and gross profit, partially offset by higher compensation related expenses and higher professional fees.

Nine Months Ended September 30, 2011 Compared To the Nine Months Ended September 30, 2010

	Nine Months Ended September 30,
	2011		2010
	Amount	%	Amount	%
Revenue:
Products	$257,691	87.5	$209,191	87.5
Services	36,902	12.5	29,825	12.5
Total revenue	294,593	100.0	239,016	100.0
Gross profit:
Products	49,592	19.2	42,670	20.4
Services	8,469	22.9	6,082	20.4
Total gross profit	58,061	19.7	48,752	20.4
Selling, general and administrative expenses	59,058	20.0	46,510	19.5
Operating (loss) income	(997)	(0.3)	2,242	0.9
Interest and other income, net	35	—	68	0.0
Income tax benefit	(2,617)	(0.9)	(4,443)	(1.9)
Net income	$1,655	0.6	$6,753	2.8

Revenue. Total revenue increased by $55,577, or 23.3%, to $294,593 from $239,016. Products revenue increased $48,500, or 23.2% to $257,691 from $209,191.  The increase in products revenue was primarily due to higher sales in the North Texas ($16,701), Central Texas ($9,056), Gulf Coast ($5,829), Northwest ($2,810), North Carolina ($3,119), Southwest ($3,541) and New England ($9,229) regions, of which a significant portion was in the school district, health care, and energy industries.  Services revenue increased $7,077 or 23.7% to $36,902 from $29,825, primarily due to increases in the Gulf Coast ($2,982), Northwest ($1,449), and North Texas ($1,550) regions.

Gross Profit. Total gross profit increased by $9,309, or 19.1%, to $58,061 from $48,752 and gross profit as a percentage of revenue decreased to 19.7% from 20.4%. Gross profit on the products sales component increased $6,922 or 16.2%, to $49,592 from $42,670 and, as a percentage of sales, decreased to 19.2% from 20.4%. Gross profit on services revenue increased $2,387 or 39.2% to $8,469 from $6,082 and gross profit as a percent of services revenue increased to 22.9% from 20.4%, primarily due to improved engineer utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $12,548, or 27.0% to $59,058 from $46,510.  As a percentage of total revenue, these expenses increased to 20.0% in 2011 versus 19.5% in 2010.  Excluding restatement costs of $4,986 and $2,095 and impairment charges of $1,188 and $594 in 2011 and 2010, respectively, selling, general and administrative expenses represented 17.9% and 18.3% of total revenue in 2011 and 2010.  In addition to the restatement costs and impairment charge, 2011 expenses increased due to higher compensation related expenses.  2010 expenses were increased by restatement costs of $717 and a $594 impairment charge, partially offset by a $254 adjustment to estimated contingent purchase price consideration for the ANX acquisition and a $198 legal settlement.

Operating (Loss) Income. Operating (loss) income changed by $3,239 to a loss of $997 from income of $2,242, primarily due to the increased 2011 restatement costs of $2,891 and impairment charge of $594, partially offset by higher 2011 sales and gross profit.

Interest and Other Income, Net. Interest and other income, net, decreased by $33 to income of $35 from income of $68, primarily due to a special discount program in 2010 for payment of borrowings under our senior credit facility within the free interest period sponsored by Cisco.

Income Tax Benefit. Income tax benefit was $2,617 in 2011 compared to $4,443 in 2010.  An income tax benefit was recognized for the 2011 loss compared to the release of the valuation reserve in the second quarter of 2010 as discussed further under “Deferred Tax Assets” below.  For the nine month period ended September 30, 2011, the effective tax rate was 272%.  The primary reason that the tax rate differs from the 34% Federal statutory corporate rate is the impact of permanent tax differences including meals and entertainment, stock compensation and state tax expense.  For the nine month period ended September 30, 2010, before considering the impact of releasing the valuation allowance, the effective tax rate was 45%.  The primary reason that the tax rate differs from the 34% federal statutory corporate rate is the impact of permanent tax differences including meals and entertainment, stock compensation and non-deductible goodwill.  In addition as noted previously, the Company released the valuation allowance in full and recognized an income tax benefit of $5,492.

Net Income. Net income decreased by $5,098 to income of $1,655 from income of $6,753, primarily due to the increased 2011 restatement costs and impairment charges and decrease in the income tax benefit, partially offset by higher 2011 sales and gross profit.

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

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are collections from our accounts receivable and our credit facility with Castle Pines Capital LLC (the “Credit Facility”), which we believe are sufficient to meet our short-term and long-term liquidity requirements. We use the Credit Facility to finance the majority of our purchases of inventory and to provide working capital when our cash flow from operations is insufficient. Our working capital increased slightly to $23,000 at September 30, 2011 from $20,114 at December 31, 2010.

The total Credit Facility is $100,000 with an additional $10,000 credit facility specifically for acquisitions (“Acquisition Facility”).  CPC had authorized a temporary increase in the Credit Facility to $100,000 during the period from June 27, 2011 to September 30, 2011 to accommodate our current sales levels. Advances under the Acquisition Facility are specific to each acquisition and subject to approval by CPC based on pre-established criteria. There were no borrowings under the Acquisition Facility outstanding at September 30, 2011 or December 31, 2010.  The Credit Facility is collateralized by substantially all of our assets and is for a one year period with automatic one year renewals, except as otherwise provided.   Termination date of the senior credit facility was extended to December 31, 2011, subject to automatic annual renewal as defined in the Amendment.  We expect the Agreement to be extended under substantially similar terms.

As of September 30, 2011, borrowing capacity and availability were as follows:

Total Credit Facility	$100,000
Borrowing base limitation	(34,855)
Total borrowing capacity	65,145
Less interest-bearing borrowings	—
Less non-interest bearing advances	(58,901)
Total unused availability	$6,244

In addition to unused borrowing availability, liquidity at September 30, 2011 included our cash balance of $7,076. The “unused availability” is the amount not borrowed, but eligible to be borrowed. The borrowing base restrictions generally restrict our borrowings under the Credit Facility to 85% of the eligible receivables, 100% of our floor planned inventory and 75% of Cisco vendor rebates receivable.

We use the Credit Facility to finance purchases of Cisco products from Cisco and from certain wholesale distributors. Cisco provides 60-day terms, and other wholesale distributors typically provide 30-day terms. Balances under the Credit Facility that are within those respective 60-day and 30-day periods (the “Free Finance Period”) do not accrue interest and are classified as floor plan financing in our balance sheet. To the extent that we have credit availability under the Credit Facility, it gives us the ability to extend the payment terms past the Free Finance Period. Amounts extended past the Free Finance Period accrue interest and are classified as notes payable on our balance sheet, for which there was no balance outstanding at either September 30, 2011 or December 31, 2010.  The interest rate of the Credit Facility is the prime rate plus 0.5% (3.75% at September 30, 2011) and the interest rate of the Acquisition Facility is the prime rate plus 2.0% (5.25% at September 30, 2011).

As defined in the Credit Facility there are restrictive covenants measured at each quarter and year-end regarding minimum tangible net worth, maximum debt to tangible net worth ratio, and a minimum current ratio, with which we were in compliance at September 30, 2011. At June 30, 2011, we were operating under a waiver from CPC requiring compliance with the loan covenants we had not filed our required Form 10-Q for the quarterly period ended March 31, 2011, which was filed with the SEC on July 18, 2011.  If we violate any of the loan covenants, we would be required to seek waivers from CPC for those non-compliance events. If CPC refused to provide waivers, the amount due under the Credit Facility could be accelerated and we could be required to seek other sources of financing.

Cash Flows. During the nine months ended September 30, 2011, our cash decreased by $5,013. Operating activities used cash of $19,910, investing activities used $2,614, and financing activities provided $17,511.

Operating Activities. Operating activities used $19,910 in the nine months ended September 30, 2011, as compared to using cash of $108 in the comparable 2010 period. During the nine months ended September 30, 2011, net income and noncash adjustments to net income provided $1,047 and changes in asset and liability accounts used cash of $20,957, primarily due to increased accounts receivable and inventory resulting from higher sales and decreasing accounts payable. During the nine months ended September 30, 2010, net income and noncash adjustments to net income provided cash of $4,894 and changes in asset and liability accounts used cash of $5,002, primarily due to increased accounts receivable resulting from higher sales, partially offset by lower payables.

Investing Activities. Investing activities used $2,614 in the nine months ended September 30, 2011, compared to $3,117 used during the comparable period in 2010. Our investing activities primarily consisted of capital expenditures of $1,796 in 2011 and $1,345 in 2010 and additional cash purchase price for the NetTeks acquisition of $850 in 2011 and $1,500 in 2010. Capital expenditures in both years were primarily related to purchases of computer equipment and software.

 Financing Activities. Financing activities provided $17,511 in the nine months ended September 30, 2011, compared to providing $1,524 in the comparable 2010 period. Funds provided in the nine months ended September 30, 2011 were primarily from net borrowings under the floor plan financing of $17,772 compared to funds provided for net borrowings in the nine months ended September 30, 2010 of $686.

Critical Accounting Policies

There were no significant changes during the nine months ended September 30, 2011 to our critical accounting policies as disclosed in Part I, Item 7 of our 2010 Annual Report on Form 10-K, except for recently adopted accounting guidance as discussed in Note 3, “Recently Adopted and New Accounting Pronouncements” of Notes to Condensed Financial Statements in Part 1, Item I.  Also, there were no significant changes in our estimates associated with those policies.

Item 4. Controls and Procedures

INX management is responsible for establishing and maintaining effective disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).

Under the supervision and with the participation of certain members of our management, including our Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on this evaluation and as further set forth below, we believe our disclosure controls and procedures were not effective as of September 30, 2011.

As a result of the material weaknesses in our internal control over financial reporting identified as of December 31, 2010 and September 30, 2011 and discussed below, we have concluded that our disclosure controls and procedures at September 30, 2011 were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Disclosure Controls and Procedures and Material Weaknesses Remediation Initiatives

Other than the material weakness noted during the quarter ended September 30, 2011, the material weaknesses in our internal control over financial reporting and weaknesses in our disclosure controls and procedures, were identified during the restatement of our prior period financial statements which was completed in June 2011. Our remediation efforts were commenced after the identification of the weaknesses, which were generally subsequent to June 30, 2011. The remediation efforts on the material weakness identified in the quarter ended September 30, 2011 began upon identification.

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

Income Tax Valuation Allowance

We did not have sufficiently qualified staff to properly assess releasing the income tax valuation allowance.  We originally determined to maintain a full income tax valuation allowance against our net deferred tax assets based on our three year cumulative losses before taxes.  We did not adequately assess the other stronger evidence which, when considered with the positive evidence,  indicated a release of the valuation allowance was appropriate, including: (a) the realization of all net operating loss carry forwards, (b) the current period tax liability and (c) our expectations of future earnings.

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

Cut-Off of Accounts Payable

We did not maintain effective internal controls to ensure non accounts payable floor plan related liabilities were recorded in the proper periods. Specifically, our controls were not designed to ensure that invoices and liabilities were identified and recorded in the proper period.

Management’s Internal Control Over Financial Reporting Remediation Initiatives

Other than the material weakness regarding cut-off of accounts payable noted during the quarter ended September 30, 2011, the material weaknesses in our internal control over financial reporting were identified during the restatement of our prior period financial statements which was completed in June 2011. Our remediation efforts were commenced after the identification of the weaknesses, which were generally subsequent to June 30, 2011.

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2011, there have been no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

INX Inc.

Date: November 17, 2011	By:	/s/ JAMES H. LONG
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